Form 10-Q
period 2004-09-30
Calamos Asset Management, Inc. /DE/
filed 2004-12-03
CIK 1299033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________________ to ____________________

Commission File Number: 000-51003

CALAMOS ASSET MANAGEMENT, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	32-0122554
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1111 E. Warrenville Road, Naperville, Illinois	60563
(Address of Principal Executive Offices)	(Zip Code)

(630) 245-7200
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☐ Yes ☒ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock ($.01 par value), as of the latest practicable date. 23,000,000 shares of Class A common stock and 100 shares of Class B common stock at December 2, 2004.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Item 4. Controls and Procedures.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Item 3. Defaults Upon Senior Securities.
Item 4. Submission of Matters to a Vote of Security Holders.
Item 5. Other Information
Item 6. Exhibits.
SIGNATURES
Stockholders' Agreement
Registration Rights Agreement
Employment Agreement with John P. Calamos, Sr.
Employment Agreement with Nick P. Calamos
Employment Agreement with James S. Hamman, Jr.
Employment Agreement with Patrick H. Dudasik
Incentive Compensation Plan
Form of EAU-Based RSU Award Statement
Form of IPO Equity Award Statement
Form of Services-Based RSU Award Statement
Contribution Agreement
Tax Indemnity Agreement
Second Amended and Restated Limited Liability Agmt
Management Services Agreement
302 Certification of Principal Executive Officer
302 Certification of Principal Financial Officer
Section 906 Certifications

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CALAMOS ASSET MANAGEMENT, INC.
(successor to Calamos Holdings, Inc.)

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,	December 31,
	2004	2003
	(unaudited)
Assets:
Current assets
Cash and cash equivalents	$117,023,370	$5,073,249
Receivables:
Affiliates and affiliated funds	24,440,727	19,150,245
Customers	5,183,388	3,942,188
Investment securities, trading and available for sale	58,670,036	10,389,428
Prepaid expenses	1,076,529	977,735
Other	4,188,381	2,186,993

Total current assets	210,582,431	41,719,838

Noncurrent assets
Deferred sales commissions	59,365,398	49,235,519
Property and equipment, net	4,099,709	12,260,416
Other noncurrent assets	2,966,094	1,314,994

Total noncurrent assets	66,431,201	62,810,929

Total assets	277,013,632	104,530,767

Liabilities:
Current liabilities
Accounts payable:
Brokers	10,077,630	6,094,162
Affiliates	86,839	19,800
Accrued compensation and benefits	6,797,851	3,755,572
Current portion of debt	—	15,676,461
Accrued expenses and other current liabilities	16,676,565	5,342,538

Total current liabilities	33,638,885	30,888,533

Long-term liabilities
Long-term debt	150,000,000	23,008,047
Deferred compensation	9,092,755	4,210,309

Total long-term liabilities	159,092,755	27,218,356

Total liabilities	192,731,640	58,106,889

Minority interest	—	10,890
Stockholder equity:
Class A Voting Common Stock, no par value. Authorized 5,000 shares; issued and outstanding 3,953 shares	—	—
Class B Non-Voting Common Stock, no par value. Authorized 20,000 shares; issued and outstanding 16,047 shares	—	—
Additional paid-in capital	2,274,291	2,274,291
Retained earnings	79,005,521	42,093,471
Accumulated other comprehensive income	3,002,180	2,045,226

Total stockholder equity	84,281,992	46,412,988

Total liabilities, minority interest and stockholder equity	$277,013,632	$104,530,767

See accompanying notes to financial statements.

CALAMOS ASSET MANAGEMENT, INC.
(successor to Calamos Holdings, Inc.)

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	For the three months ending		For the nine months ending
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Revenues:
Investment management fees	$55,837,107	$30,002,324	$148,539,953	$73,660,533
Distribution and underwriting fees	24,769,274	14,584,991	70,571,210	35,022,077
Other	624,676	59,433	1,634,720	217,349

Total revenues	81,231,057	44,646,748	220,745,883	108,899,959

Expenses:
Employee compensation and benefits	17,102,479	8,551,954	45,247,677	23,823,483
Distribution expense	12,967,130	6,247,971	34,669,977	14,408,507
Amortization of deferred sales commissions	7,597,824	5,186,687	21,676,956	13,691,347
Marketing and sales promotion	3,732,190	2,322,423	15,729,526	6,182,443
General and administrative	4,376,585	1,937,908	10,563,102	6,186,402

Total expenses	45,776,208	24,246,943	127,887,238	64,292,182

Operating income	35,454,849	20,399,805	92,858,645	44,607,777

Other income (expense):
Interest expense	(2,052,523)	(260,472)	(3,945,558)	(735,267)
Investment and other income	392,462	254,793	2,908,345	693,785

Total other income (expense), net	(1,660,061)	(5,679)	(1,037,213)	(41,482)

Income before minority interest and income taxes	33,794,788	20,394,126	91,821,432	44,566,295
Minority interest	—	—	—	—

Income before income taxes	33,794,788	20,394,126	91,821,432	44,566,295
Income taxes	687,834	419,941	1,565,094	735,072

Net income	$33,106,954	$19,974,185	$90,256,338	$43,831,223

Earnings per share, basic, based on 20,000 Class A and Class B weighted average shares outstanding	$1,655.35	$998.71	$4,512.82	$2,191.56

Earnings per share, basic and diluted, based on 96,800,100 weighted average units outstanding after giving effect to the Reorganization	$0.34	—	$0.93	—

See accompanying notes to financial statements.

CALAMOS ASSET MANAGEMENT, INC.
(successor to Calamos Holdings, Inc.)

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’ EQUITY

		Additional		Accumulated
		Paid-in	Retained	Comprehensive
	Common Stock	Capital	Earnings	Income	Total
Balance at December 31, 2003	—	$2,274,291	$42,093,471	$2,045,226	$46,412,988

Comprehensive income:
Net income	—	—	90,256,338	—
Changes in unrealized gains on available-for-sale securities	—	—	—	956,954
Total comprehensive income					91,213,292
Dividends paid	—	—	(53,344,288)	—	(53,344,288)

Balance at September 30, 2004	—	$2,274,291	$79,005,521	$3,002,180	$84,281,992

See accompanying notes to financial statements.

CALAMOS ASSET MANAGEMENT, INC.
(successor to Calamos Holdings, Inc.)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ending
	September 30, 2004	September 30, 2003
Cash and cash equivalents at beginning of year	$5,073,249	$2,648,286

Cash flows from operating activities:
Net income	90,256,338	43,831,223
Adjustments to reconcile income to net cash provided by operating activities:
Amortization of deferred sales commissions	21,676,956	13,691,347
Other depreciation and amortization	936,767	690,859
Unrealized appreciation on trading securities	(79,005)	(566,082)
Unrealized appreciation on investment in partnership	(59,002)	(68,733)
Management fee received in partnership units	(120,628)	(118,902)
Gain on disposal of property	(1,989,061)	—
Increase in assets
Accounts receivable:
Customers	(1,241,200)	(1,000,758)
Affiliates and affiliated mutual funds	(5,290,482)	(8,680,060)
Deferred sales commissions	(31,806,835)	(29,414,170)
Other assets	(2,026,665)	(260,913)
Increase in liabilities
Accounts payables	4,050,507	801,907
Accrued compensation and benefits and deferred compensation	7,924,725	262,800
Other liabilities and accrued expenses	11,345,501	1,021,174

Net cash provided by operating activities	93,577,916	20,189,692

Cash flows used in investing activities:
Net additions to property and equipment	(8,831,139)	(5,558,442)
Net purchases of securities and partnership investments	(47,244,649)	(309,566)

Net cash used in investing activities	(56,075,788)	(5,868,008)

Cash flows provided by (used in) financing activities:
Net borrowings (payments) on bank debt	(30,199,508)	5,368,263
Net borrowings (payments) on mortgage payable	(152,000)	4,153,000
Net borrowings of debt offering	148,144,323	—
Cash dividends paid	(43,344,822)	(22,590,485)

Net cash provided by (used in) financing activities	74,447,993	(13,069,222)

Net increase in cash	111,950,121	1,252,462

Cash and cash equivalents at end of year	$117,023,370	$3,900,748

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$1,165,655	$390,000
Interest paid	539,408	558,238
Supplemental schedule of noncash activities:
Fair value of fixed assets and other assets distributed to owners	(18,354,830)	—
Fair value of mortgage payable and other liabilities assumed by owners	8,355,364	—

Fair value of distribution to owners	$(9,999,466)	—

See accompanying notes to financial statements.

CALAMOS ASSET MANAGEMENT, INC.
(successor to Calamos Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months ended September 30, 2004 and 2003
(unaudited)

(1) Organization and Description of Business

     Calamos Asset Management, Inc., together with its subsidiaries (CAM), completed an initial public offering of its Class A common stock on November 2, 2004. On October 15, 2004, Calamos Family Partners, Inc. (formerly known as Calamos Holdings Inc.), (CFP) contributed all of its assets and liabilities, including all equity interests in its wholly-owned subsidiaries, to Calamos Holdings LLC (Holdings) in exchange for 96,800,000 of the membership units of Holdings. On November 2, 2004, CAM applied the net proceeds of its initial public offering to acquire membership units in Holdings and became the sole manager of Holdings. As the sole manager of Holdings, CAM is conducting the business previously conducted by CFP. For more information regarding the initial public offering and the reorganization undertaken in connection therewith (the Reorganization), see CAM’s Registration Statement on Form S-1 (File No. 333-117847) (the Registration Statement) filed with the Securities and Exchange Commission (SEC).

     In these notes to the consolidated financial statements, unless the context otherwise requires, references to “the Company” refer to (1) CFP, its consolidated subsidiaries and their predecessor companies before consummation of the Reorganization, and (2) CAM and its consolidated subsidiaries, including Holdings and the subsidiaries of Holdings, after consummation of the Reorganization. Unless the context otherwise requires:

•	“CAL” refers to (1) Calamos Asset Management, Inc., an Illinois corporation and wholly-owned subsidiary of Calamos Holdings, Inc., before consummation of the Reorganization, and (2) Calamos Advisors LLC, a Delaware limited liability company and wholly-owned subsidiary of Calamos Holdings LLC, after consummation of the reorganization;

•	“CFS” refers to (1) Calamos Financial Services, Inc., an Illinois corporation and wholly-owned subsidiary of Calamos Holdings, Inc., before consummation of the Reorganization, and (2) Calamos Financial Services LLC, a Delaware limited liability company and wholly-owned subsidiary of Calamos Holdings LLC, after consummation of the Reorganization;

•	“CPM” refers to (1) Calamos Property Management, Inc., an Illinois corporation and wholly-owned subsidiary of Calamos Holdings, Inc., before consummation of the Reorganization and (2) Calamos Property Management LLC, a Delaware limited liability company and wholly-owned subsidiary of Calamos Holdings LLC, after consummation of the Reorganization; and

•	“CPL” refers to (1) Calamos Partners, Inc., an Illinois corporation and wholly-owned subsidiary of Calamos Holdings, Inc., before consummation of the Reorganization and (2) Calamos Partners LLC, a Delaware limited liability company and wholly-owned subsidiary of Calamos Holdings LLC, after consummation of the Reorganization.

     The consolidated financial statements included in this report reflect the operations of CFP and its wholly-owned subsidiaries: CAL, CFS, CPM and CPL, prior to the consummation of the Reorganization.

     CAL, an investment adviser registered with the SEC under the Investment Adviser’s Act of 1940, serves as an investment adviser to individual and institutional investors. CAL also provides investment management services to the Calamos Family of Funds (the Funds) and to Calamos Convertible Opportunities and Income Fund, Calamos Convertible and High Income Fund and the Calamos Strategic Total Return Fund (the Closed-end Funds), closed-end funds listed on the New York Stock Exchange.

     CPL is an investment adviser that provides investment management services primarily to alternative investment products.

     CFS, a broker-dealer registered with the SEC under the Securities Exchange Act of 1934, is (1) the sole distributor of the Funds, (2) an introducing broker-dealer in the purchase and sale of securities and security options, and (3) an introducing broker-dealer in the purchase and sale of securities and security options for the Funds.

     CPM provides real estate investment services. Before consummation of the Reorganization, CPM provided property management services primarily for properties owned by CFP.

(2) Summary of Accounting Policies

   Unaudited Interim Financial Statements

     The interim financial statements as of September 30, 2004 and for the three and nine months ending September 30, 2003 and September 30, 2004 are unaudited. In the opinion of management, such information contains all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial condition and results of operations. The results for the interim periods ended September 30 are not necessarily indicative of the results to be obtained for a full fiscal year. As a “C” corporation, CAM will be subject to taxes that apply to “C” corporations that are not reflected in these financial statements. In addition, CAM’s employee compensation and benefit expense as well as certain other operating expenses will differ from CFP’s historical expenses as a result of CAM’s public company status. These financial statements should be read in conjunction with the consolidated financial statements included in the Registration Statement.

   Principles of Consolidation

     The consolidated financial statements included in this report present the financial statements of CFP and its four wholly-owned subsidiaries prior to the Reorganization, and its majority interest in Calamos Hedge Fund, L.P. for the Statement of Financial Condition dated December 31, 2003. All significant intercompany balances and transactions have been eliminated in consolidation.

   Cash and Cash Equivalents

     All highly liquid financial instruments with maturities of three months or less from date of purchase, consisting primarily of investments in money market funds, commercial paper and U.S. government securities, are classified as cash equivalents in the Company’s financial statements.

   Receivables from Customers

     Receivables from customers represent balances arising from contractual investment advisory services provided to separate account customers. During each of the periods presented, bad debt expense and allowance for doubtful accounts were insignificant.

  Investment Securities

     The Company carries its investments at fair value for both trading securities and available-for-sale securities. For a substantial majority of the Company’s investments, fair values are determined based upon market prices. If quoted market prices are not available, the Company uses matrix, model or other similar pricing methods to determine fair value. For the periods presented, non-readily marketable securities represent less than one percent of all investment securities. The Company records investment securities on a trade date basis.

     Because CFS is a registered broker-dealer, the Company is required to classify securities owned by CFS as trading securities. The Company also classifies securities held by Calamos Hedge Fund, L.P. as trading securities. Unrealized gains and losses on trading securities and on partnership units are included in net investment gain (loss) in the statement of income for all periods presented.

     The Company records all securities owned by CAL and CPM as available-for-sale under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, as the company does not intend to sell these securities in the near term. Unrealized gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders’ equity until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.

     On a quarterly basis, the Company conducts regular reviews to assess whether other-than-temporary impairment exists. Changing economic conditions, global changes, regional changes, or changes related to specific issuers or industries, could adversely affect these values.

   Property and Equipment

     Property and equipment are recorded at cost less accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, ranging from 3 years to 39 years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining term of the lease.

   Debt Issue Costs

     Deferred debt issuance costs are included in other assets in accordance with APB 21, Interest on Receivables and Payables and amortized on a straight-line basis over the related term of the debt. In accordance with EITF 95-13, Classification of Debt Issue Costs in the Statement of Cash Flows, the deferred costs are classified as a financing activity in the statement of cash flows.

   Equity Incentive Plan

     The Company established a long-term equity appreciation unit plan (EAU Plan) for select individuals of the Company. The Company accounted for the EAU Plan using the accounting methods prescribed by Financial Accounting Standards Board Financial Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, an interpretation of APB Opinions No. 15 and 25 (FIN 28), and its related interpretations. In accordance with FIN 28, compensation expense was accrued over the periods in which employees perform services. As such, changes in the aggregate unit value, multiplied by the ratio of actual to total number of service periods in the vesting period were recorded as an increase or decrease to expense in the current period.

   Revenue Recognition

     The Company earns revenue by providing investment management services to open-end and closed-end mutual funds and to separate accounts. This revenue is earned pursuant to the terms of the underlying advisory contract and is based on a contractual investment advisory fee applied to the assets in each portfolio. Any fees collected in advance are deferred and recognized over the period earned. Performance-based advisory fees earned from certain separate accounts are recognized annually upon completion of the contract year and based upon either (1) the positive difference between the investment returns on a client’s portfolio compared to a benchmark index or (2) the absolute percentage of gain in the client’s account.

     Distribution and underwriting fees consist primarily of Rule 12b-1 distribution and/or service fees from the Funds, contingent deferred sales charges (CDSC) on the redemption of fund shares and sales charges that are primarily earned on the distribution of mutual fund shares. 12b-1 fees are accrued monthly as services are performed and are based on the average daily assets of the funds. CDSC fees are recorded on a trade date basis when earned, and sales charges are recorded on the settlement date. The use of settlement date rather than trade date does not have a material effect on the Company’s financial statements.

     Investment and other income includes investment gains (losses), interest and dividend income, and gain on sale of real estate. Dividend and interest income are recognized when earned.

   Deferred Sales Commissions

     Deferred sales commissions are commissions advanced by the Company on the sale of Class B and Class C shares of the Funds. Deferred commissions are amortized on a straight-line basis over the period in which 12b-1 fees are received. Because 12b-1 fees cease upon redemption of shares, amortization expense is accelerated when shares are redeemed resulting in the reduction of the deferred acquisition cost asset. These redemptions result in an amortization period not to exceed 12 months for Class C shares and 96 months (8 years) for Class B shares.

     The Company evaluates the carrying value of its deferred sales commissions on a quarterly basis. In its impairment analysis, the Company compares the carrying value of the deferred sales commission asset to the undiscounted cash flow expected to be generated by the asset over its remaining useful life to determine whether impairment has occurred. If the carrying value of the asset exceeds the undiscounted cash flow, the asset is written down to fair value based on discounted cash flows. Impairment adjustments are recognized in the statement of income as a component of amortization of deferred sales commissions. As of each reporting period presented, the Company determined that no impairment of the deferred commission asset existed.

   Income Taxes

     During the periods presented, the Company had elected to be taxed as an “S” corporation under the Internal Revenue Code. Therefore, the income and expenses of the Company were included in the income tax returns of the Company’s stockholders. The Company was subject to Illinois replacement tax and other state income taxes. Replacement taxes are recorded as income taxes in the consolidated statement of income.

   Investments in Partnerships

     The Company has an interest in Calamos Multi-Strategy, L.P. (Multi-Strategy) which is accounted for using the equity method and is carried at the net asset value of the partnership units held by the Company.

   Earnings per Share

     Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during each year. Shares issued during the year are weighted for the portion of the year that they were outstanding. Diluted earnings per share is equivalent to basic earnings per share because there are no common stock equivalents outstanding during any period presented.

   Use of Estimates in the Preparation of Financial Statements

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

(3) Earnings Per Share

     Earnings per share is presented on the Company’s historical basis of 3,953 Class A Voting Common Stock shares and 16,047 Class B Non-voting Common Stock shares. In addition, we have provided earnings per share for the periods ending September 30, 2004, based upon 96,800,000 outstanding membership units of Holdings after giving effect to the Reorganization.

(4) Recently Issued Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities (FIN 46), which establishes guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns. In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 also requires various disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest.

     In December 2003, the FASB further revised FIN 46 through FIN No. 46R, Consolidation of Variable Interest Entities (FIN 46R). FIN 46R changes the effective date of FIN 46 for certain entities and makes other significant changes to FIN 46 based on implementation issues that arose during 2003. Application of FIN 46R is required for period ending after December 15, 2003 for all interests in special purpose entities and for period ending after March 15, 2004, for interest in other entities.

     In assessing if Multi-Strategy is a variable interest entity (VIE), the criteria in paragraph 5 of FIN 46R must be evaluated. In general terms, FIN 46R indicates: if a) the total equity investment at risk is not sufficient for an entity to finance it activities, b) if the group of equity investors of an entity lacks certain characteristics of a controlling financial interest, or c) the voting rights of the equity investors are not proportionate to their returns and substantially all of the entity’s activities either involve or are conducted on behalf of one investor, that entity is considered a VIE, and is subject to consolidation according to the provisions of FIN 46R. The Company determined that such criteria in paragraph 5 of FIN 46R have not been met and Multi-Strategy is therefore not considered a VIE. Accordingly, the Company has determined that Multi-Strategy is a voting interest entity. The Company accounts for its investment in Calamos Multi-Strategy L.P. in accordance with SOP 78-9. Consistent with others in the industry, the Company has historically relied primarily on redemption rights of the limited partners to meet the “important rights” requirement of SOP 78-9. In light of current accounting developments regarding what constitutes “important rights” (including open EITF Issue 04-5 — Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights), the Company amended its limited partnership agreements in 2004 to incorporate additional rights, namely to replace the general partner by a simple majority vote of the limited partners. These amendments allow the Company to continue to account for its general partnership interests in the Multi-Strategy on the equity method of accounting and not consolidate it into its results.

(5) Subsequent Events

     As of September 30, 2004, the Company’s business was conducted by CFP, which is wholly-owned by members of the Calamos family and Calamos family trusts. On October 15, 2004, CFP contributed all of its assets and liabilities, including all of the equity interests in its wholly-owned subsidiaries, to Holdings in exchange for 100% of the membership units in Holdings. This transaction established Holdings as the owner and operator of the business conducted by CFP and its subsidiaries.

     On November 2, 2004, CAM closed its initial public offering of 20.0 million shares of common stock at $18 per share and received proceeds, net of the underwriting discount, of $335.7 million. On November 8, 2004, CAM sold an additional 3.0 million shares of common stock pursuant to the exercise of the underwriters’ over-allotment option and received proceeds, net of the underwriting discount, of $50.4 million. CAM used $50.0 million of the proceeds to purchase 3.0 million newly issued membership units directly from Holdings and $332.6 to purchase 20.0 million membership units ($3.0 million of which were purchased in connection with the over-allotment option) in Holdings from CFP. In connection with its initial acquisition of membership units, CAM became the sole manager of Holdings and is conducting the business previously conducted by CFP and its subsidiaries.

     As sole manager of Holdings, CAM operates and controls all of the business and affairs of Holdings and consolidates the financial results of Holdings. In light of Calamos Family Partners, Inc.’s and John P. Calamos, Sr.’s 77.0% ownership interest in Holdings (the Calamos Family Interests), the Company will reflect such ownership interest as a minority interest in its statement of financial condition and statement of income. Net profits or losses and distributions of Holdings are allocated and made to its members pro rata in accordance with the percentages of their respective equity interests. Accordingly, net profits or losses of Holdings are currently allocated, and distributions of Holdings are made, 23.0% to CAM and 77.0% to the Calamos Family Interests. The Company’s historical results will be those of CFP, as its predecessor company. As a result, the Company’s net income, after excluding the Calamos Family Interests, will represent 23.0% of Holdings’ net income, and similarly, outstanding shares of CAM’s Class A common stock will represent 23.0% of the outstanding membership units of Holdings.

     After the pricing of the initial public offering, the Company granted awards of 1,356,137 restricted stock units (RSUs) with an aggregate value of $24.4 million and 727,728 options with an aggregate exercise price of $13.1 million to certain employees pursuant to the Calamos Asset Management, Inc. Incentive Compensation Plan. Certain of these awards replaced all outstanding Equity Appreciation Unit (EAU) awards previously made under the Calamos Family Partners’ Equity Appreciation Units Plan, which was subsequently terminated. The Company will record compensation expense of $3.7 million during the fourth quarter relating to the change in value of the EAUs. The RSUs and option awards are subject to various vesting schedules and will fully vested within six years of the grant date.

     In October 2004, the Company entered into a lease with 2020 Calamos Court LLC, an entity wholly-owned by the shareholders of CFP, with respect to the new corporate headquarters being constructed for its occupancy. The lease was assigned by CFP to Holdings as part of the Reorganization. The term of the lease, and rent under the lease, will commence on the first day of the first month after which Holdings receives possession of the leased premises, which is expected to be in mid-2005, and ends on May 31, 2025. Monthly base rent initially will be $237,183 through May 1, 2006 and will increase by 3% annually, beginning June 1, 2006, for the remaining term of the lease. Minimum base rent payments over the life of the lease will be $76,478,460. In general, Holdings may not terminate the lease unless a casualty, condemnation or material temporary taking affects all or a substantial portion of the leased premises.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     In the following sections of this report, unless the context otherwise requires, references to “we,” “us,” “our” and “our company” refer to (1) Calamos Family Partners, Inc. (formerly known as Calamos Holdings, Inc.), a Delaware corporation, its subsidiaries and their predecessor companies before consummation of the reorganization undertaken in connection with our initial public offering, which we refer to as the “Reorganization,” and (2) Calamos Asset Management, Inc., a Delaware corporation, and its consolidated subsidiaries, including Calamos Holdings LLC and the subsidiaries of Calamos Holdings LLC, after consummation of the Reorganization. Unless the context otherwise requires:

•	“Calamos Advisors” refers to (1) Calamos Asset Management, Inc., an Illinois corporation, registered investment adviser and wholly-owned subsidiary of Calamos Holdings, Inc., before consummation of the Reorganization, and (2) Calamos Advisors LLC, a Delaware limited liability company and wholly-owned subsidiary of Calamos Holdings LLC, after consummation of the reorganization; and

•	“Calamos Financial Services” refers to (1) Calamos Financial Services, Inc., an Illinois corporation, registered broker-dealer and wholly-owned subsidiary of Calamos Holdings, Inc., before consummation of the Reorganization, and (2) Calamos Financial Services LLC, a Delaware limited liability company and wholly-owned subsidiary of Calamos Holdings LLC, after consummation of the Reorganization.

General

     We provide investment advisory services through our subsidiaries to institutions and individuals, managing $33.2 billion in client assets at September 30, 2004. Our operating results fluctuate primarily due to changes in the total value and composition of our assets under management which are, and will continue to be, significantly influenced by purchases and redemptions of shares of open-end funds and other investment products as well as fluctuations in financial markets around the world that result in appreciation or depreciation of assets under management. The value and composition of our assets under management and our ability to continue to attract clients also depends on a variety of factors including the education of our clients about our investment philosophy, the delivery of best-in-class service, the relative investment performance of our investment products as compared to competing offerings, the competitive conditions in the mutual fund, asset management and broader financial services sectors, investor sentiment and confidence, and our decision to close strategies when deemed in the best interests of our clients.

     We market our investment strategies to our clients through a variety of products designed to suit their individual investment needs. We currently offer the following six types of mutual fund and separate account investment products:

•	Open-end funds are continually offered and are not listed on an exchange. Open-end funds issue new shares for purchase and redeem shares from those shareholders who sell. The share price for purchases and redemptions of open-end funds is determined by each fund’s net asset value, which is calculated at the end of each business day. Assets under management in open-end funds vary as a result of both market appreciation and depreciation and the level of new purchases or redemptions of shares of a fund.

•	Closed-end funds typically sell a finite number of shares to investors through underwritten public offerings, unlike open-end funds, which continually offer new shares to investors. After the public offerings, investors buy closed-end fund shares from, and sell those shares to, other investors through an exchange or broker-dealer market. Assets under management in closed-end funds vary due to the amount of assets raised in underwritten public offerings, the amount of leverage utilized and market appreciation or depreciation. Because closed-end funds do not continually offer new shares to investors, increases in net purchases of closed-end funds are entirely dependent on our ability to consummate closed-end fund offerings. Market demand for closed-end fund offerings is difficult to predict. We intend to monitor the market and pursue opportunities as they present themselves and when doing so would be consistent with our business strategy.

•	Institutional accounts are separately managed accounts for institutional investors such as public and private pension funds, public funds and endowment funds.

•	Managed accounts are separately managed accounts for individual and institutional investors offered primarily through national and regional broker-dealers. Managed accounts may be structured as investment management agreements between us and the investor directly or us and the broker dealer.

•	Private client accounts are separately managed accounts for individual investors offered directly by us.

•	Alternative investments include non-registered investment vehicles, primarily hedge funds, offered directly by us to qualified individual and institutional investors.

     The following table details our assets under management at September 30, 2003 and 2004.

	At Sept. 30, 2003	At Sept. 30, 2004
	(in millions)
Mutual Funds
Open-end funds	$9,554	$17,307
Closed-end funds	2,270	5,798

Total mutual funds	11,824	23,105
Separate Accounts
Institutional accounts	2,403	3,108
Managed accounts	5,749	6,576
Private client accounts	201	443
Alternative investments	15	17

Total separate accounts	8,368	10,144

Total assets under management	$20,192	$33,249

     Our revenues are substantially comprised of investment management fees earned under contracts with the mutual funds and separate accounts managed by our subsidiaries. Our revenues are also comprised of distribution and underwriting fees, including asset based distribution and/or service fees received pursuant to Rule 12b-1 plans. Investment management fees and distribution and underwriting fees may fluctuate based on a number of factors, including the total value of our assets under management, market appreciation or depreciation, and the level of net purchases and redemptions, which represent the sum of new client assets, additional funding from existing clients, withdrawals of assets from and termination of client accounts and purchases and redemptions of mutual fund shares. The mix of assets under management among our investment products also has an impact on our revenues, as some products carry different fees than others.

     Our largest operating expense is employee compensation and benefits expense, which includes salaries, incentive compensation and related benefits costs. Expenses related to the distribution of mutual funds, including rule 12b-1 payments and amortization of deferred sales commissions for open-end mutual funds, are also significant. Operating expenses may fluctuate due to a number of factors, including variations in staffing and compensation, changes in distribution expense as a result of fluctuations in mutual fund sales and market appreciation or depreciation, and depreciation and amortization relating to capital expenditures incurred to maintain and enhance our administrative and operating services infrastructure.

Reorganization and Holding Company Structure

     As of September 30, 2004, our business was conducted by Calamos Family Partners, Inc. (formerly known as Calamos Holdings, Inc.), which is wholly-owned by members of the Calamos family and Calamos family trusts. On October 15, 2004, Calamos Family Partners, Inc. contributed all of its assets and liabilities, including all of the equity interests in its wholly-owned subsidiaries, to Calamos Holdings LLC in exchange for 100% of the membership units in Calamos Holdings LLC. This transaction established Calamos Holdings LLC as the owner and operator of the business conducted by Calamos Family Partners, Inc. and its subsidiaries.

     On November 2, 2004, we closed our initial public offering of 20.0 million shares of Class A common stock and received proceeds, net of the underwriting discount, of $335.7 million. On November 8, 2004, we sold an additional 3.0 million shares of common stock pursuant to the exercise of the underwriters’ over-allotment option and received proceeds, net of the underwriting discount, of $50.4 million. We used $50 million of the proceeds to purchase 3.0 million newly issued membership units directly from Calamos Holdings LLC and $332.6 to purchase 20.0 million membership units ($3.0 million of which were purchased in connection with the over-allotment option) in Calamos Holdings LLC from Calamos Family Partners, Inc. In connection with our initial acquisition of membership units, we became the sole manager of Calamos Holdings LLC and are conducting the business previously conducted by Calamos Family Partners, Inc. and its subsidiaries.

     As sole manager of Holdings, we operate and control all of the business and affairs of Calamos Holdings LLC and consolidate the financial results of Calamos Holdings LLC. In light of Calamos Family Partners, Inc.’s and John P. Calamos, Sr.’s 77.0% ownership interest in Calamos Holdings LLC, we will reflect such ownership interest as a minority interest in our statement of financial condition and statement of income. Net profits or losses and distributions of Calamos Holdings LLC are allocated and made to its members pro rata in accordance with the percentages of their respective equity interests. Accordingly, net profits or losses of Calamos Holdings LLC are currently allocated, and distributions of Calamos Holdings LLC are made, 23.0% to us and 77.0% to Calamos Family Partners, Inc. and John P. Calamos, Sr. in the aggregate. Our historical results will be those of Calamos Family Partners, Inc., as our predecessor company. As a result, our net income, after excluding the minority interest of Calamos Family Partners, Inc. and John P. Calamos, Sr., will represent 23.0% of Calamos Holdings LLC’s net income, and similarly, outstanding shares of our Class A common stock will represent 23.0% of the outstanding membership units of Calamos Holdings LLC.

Operating Results

     Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

     Assets Under Management

     Assets under management were $33.2 billion at September 30, 2004, an increase of $13.0 billion, or 65%, from $20.2 billion at September 30, 2003. At September 30, 2004, our assets under management consisted of 69% mutual funds and 31% separate accounts, as compared to 59% mutual funds and 41% separate accounts at September 30, 2003.

	Three Months Ended
	September 30,		Period-to-Period
	2003	2004	$ Change	% Change
		(In millions)
Mutual Funds
Beginning assets under management	$9,616	$22,290	$12,674	132%
Net purchases	1,708	1,264	(444)	26%
Market appreciation (depreciation)	500	(449)	(949)	190%

Ending assets under management	11,824	23,105	11,281	95%

Average assets under management	10,882	22,230	11,348	104%

Separate Accounts
Beginning assets under management	8,140	9,972	1,832	23%
Net purchases	145	317	172	119%
Market appreciation (depreciation)	83	(145)	(228)	275%

Ending assets under management	8,368	10,144	1,776	21%

Average assets under management	8,271	9,868	1,597	19%

Total Assets Under Management
Beginning assets under management	17,756	32,262	14,506	85%
Net purchases	1,853	1,581	(272)	15%
Market appreciation (depreciation)	583	(594)	(1,177)	202%

Ending assets under management	20,192	33,249	13,057	65%

Average assets under management	$19,153	$32,098	$12,945	68%

     Mutual fund net purchases were $1.3 billion for the three months ended September 30, 2004, a decrease of $0.4 billion, or 26%, from $1.7 billion for the prior year period. Open-end mutual fund purchases were $1.2 billion for the three months ended September 30, 2004, unchanged from the prior year period. The period over period decrease was mainly attributable to $0.5 billion of closed-end fund assets added in July 2003 which did not occur in the three months ended September 30, 2004. Our ability to consummate closed-end fund offerings is dependent on market demand causing our net purchases of closed-end funds to vary period to period. We intend to monitor the market and, consistent with our business strategy, pursue opportunities as they present themselves. Separate account net purchases were $317.3 million for the three months ended September 30, 2004, an increase of $172.4 million, from $144.9 million for the prior year period. Although our convertible strategy was closed to new accounts in mid-2003, sales of equity separate accounts resulted in the overall increase in net purchases.

  Revenues

     Total revenues were $81.2 million for the three months ended September 30, 2004, an increase of $36.6 million, or 82%, from $44.6 million for the three months ended September 30, 2003. The increase was due to increases in both investment management fees and distribution and underwriting fees.

	Three Months Ended
	September 30,		Period-to-Period
	2003	2004	$ Change	% Change
		(In thousands)
Investment management fees	$30,002	$55,837	$25,835	86%
Distribution and underwriting fees	14,585	24,769	10,184	70%
Other	59	625	566	951%

Total revenues	$44,646	$81,231	$36,585	82%

     Investment management fees were $55.8 million for the three months ended September 30, 2004, an increase of $25.8 million, or 86%, from $30.0 million for the prior year period as a result of a $12.9 billion increase in average assets under management. The overall growth in investment management fees was due primarily to an increase in mutual fund investment management fees, which increased to $43.4 million for the three months ended September 30, 2004 from $20.3 million for the prior year period. Open-end fund investment management fees increased to $31.3 million for the three months ended September 30, 2004 from $17.0 million for the prior year period as a result of an increase in open-end fund average assets under management of $7.7 billion. Closed-end fund investment management fees increased to $12.1 million for the three months ended September 30, 2004 from $3.3 million for the prior year period as a result of an increase in closed-end fund average assets under management of $3.6 billion. Investment management fees as a percentage of average assets under management increased to an annualized rate of 0.70% for the three months ending September 30, 2004 from an annualized rate of 0.63% for the prior year period as mutual fund assets under management, which generally carry higher investment management fees than separate accounts, increased as a percentage of total assets under management.

     Distribution and underwriting fees were $24.8 million for the three months ended September 30, 2004, an increase of $10.2 million, or 70%, from $14.6 million for the prior year period primarily due to an increase in sales of open-end funds and an $11.3 billion increase in average open-end mutual fund assets under management.

     Other revenues were $0.6 million for the three months ended September 30, 2004 comprised primarily of $0.6 million of portfolio accounting fees earned from mutual funds based on an agreement beginning April 1, 2004.

  Operating Expenses

      Operating expenses were $45.8 million for the three months ended September 30, 2004, an increase of $21.5 million, or 89%, from $24.3 million for the three months ended September 30, 2003. The increase was mainly due to increases in employee compensation and benefits and distribution expenses.

	Three Months Ended
	September 30,		Period-to-Period
	2003	2004	$ Change	% Change
		(In thousands)
Employee compensation and benefits	$8,551	$17,102	$8,551	100%
Distribution expense	6,248	12,967	6,719	108%
Amortization of deferred sales commissions	5,187	7,598	2,411	46%
Marketing and sales promotion	2,322	3,732	1,410	61%
General and administrative	1,938	4,377	2,439	126%

Total operating expenses	$24,246	$45,776	$21,530	89%

     Employee compensation and benefits increased by $8.6 million primarily due to increased salary and benefits expense of $2.5 million and incentive compensation expense of $4.5 million. We expect our employee compensation and benefits expenses to increase as we expand our alternative investment business. Distribution expense increased by $6.7 million, or 108%, primarily due to growth of average open-end fund assets under management, as well as the aging of Class C shares of our open-end funds. Class C share assets do not generate distribution expense in the first year following their sale because we retain the Rule 12b-1 fees during that first year to offset the upfront commissions that we pay. However, Class C share assets do generate a distribution expense in subsequent years as we pay the Rule 12b-1 fees to the selling firms. We expect distribution expense to increase to the extent mutual funds sales and assets under management continue to grow. Amortization of deferred sales commissions increased by $2.4 million, or 46%, primarily due to the $15.7 million, or 36%, increase in the deferred commission asset resulting from the additional commissions advanced on purchases of Class B and C shares of the open-end funds. Marketing and sales promotion expenses increased by $1.4 million primarily due to an increase of $1.0 million in supplemental compensation payments to third-party selling agents, which we expect to increase to the extent our funds gain assets and further recognition. General and administrative expenses increased by $2.4 million, or 126%, principally due to increased occupancy, travel and recruiting costs of $ 1.6 million as a result our increased staffing levels. As a public company, we expect to incur increased general and administrative expenses such as professional fees, directors and officers insurance and public company compliance costs.

   Other Income (Expense), Net

     Other income (expense), net was a net expense of $1.6 million for the three months ended September 30, 2004 compared to a net expense of $5,000 for the three months ended September 30, 2003. This increase in expense was attributable to an increase in interest expense resulting from our issuance in April 2004 of $150.0 million aggregate principal amount of Senior Unsecured Notes due 2011 with a fixed rate of 5.24%.

	Three Months Ended
	September 30,		Period-to-Period
	2003	2004	$ Change	% Change
		(In thousands)
Investment and other income	$255	$392	$137	54%
Interest expense	(260)	(2,052)	(1,792)	688%

Total other income (expense), net	$(5)	$(1,660)	$(1,655)	*

* Not meaningful.

   Net Income

     Net income totaled $33.1 million for the three months ended September 30, 2004 as compared to $20.0 million for the three months ended September 30, 2003, an increase of 66%.

	Three Months Ended
	September 30,		Period-to-Period
	2003	2004	$ Change	% Change
		(In thousands)
Total revenues	$44,647	$81,231	$36,584	82%
Total operating expenses	24,247	45,776	21529	89%

Operating income	20,400	35,455	15,055	74%
Other income (expense)	(5)	(1,660)	(1,655)	*
Income taxes	420	688	268	64%

Net income	$19,975	$33,107	$13,132	66%

* Not meaningful.

   Income Taxes

     During both three-month periods our business was operated as an “S” corporation. As a result, income taxes during these periods are not indicative of our expected future income taxes. We currently operate as a “C” corporation and as such will be subject to taxes applicable to “C” corporations in the future.

     Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

   Assets Under Management

     Assets under management were $33.2 billion at September 30, 2004, an increase of $13.0 billion, or 65%, from $20.2 billion at September 30, 2003.

	Nine Months Ended
	September 30,		Period-to-Period
	2003	2004	$ Change	% Change
		(In millions)
Mutual Funds
Beginning assets under management	$5,712	$14,651	$8,939	156%
Net purchases	4,691	8,070	3,379	74%
Market appreciation	1,421	384	(1,037)	79%

Ending assets under management	11,824	23,105	11,281	95%

Average assets under management	8,478	19,592	11,114	131%

Separate Accounts
Beginning assets under management	7,180	9,189	2,009	28%
Net purchases	456	627	171	38%
Market appreciation	732	328	(404)	55%

Ending assets under management	8,368	10,144	1,776	21%

Average assets under management	7,816	9,627	1,811	23%

Total Assets Under Management
Beginning assets under management	12,892	23,840	10,948	85%
Net purchases	5,147	8,785	3,638	71%
Market appreciation	2,153	624	(1,529)	71%

Ending assets under management	20,192	33,249	13,057	65%

Average assets under management	$16,294	$29,219	$12,925	79%

     Mutual fund net purchases were $8.1 billion for the nine months ended September 30, 2004, an increase of $3.4 billion, or 74%, from $4.7 billion for the prior year period. The increase in mutual fund net purchases was principally attributable to a closed-end fund offering during the nine months ended September 30, 2004, with $3.3 billion in closed-end fund assets under management added during that period as compared to $1.3 billion added for the nine months ended September 30, 2003. Our ability to consummate closed-end fund offerings is dependent on market demand causing our net purchases of closed-end funds to vary period to period. We intend to monitor the market and, consistent with our business strategy, pursue opportunities as they present themselves. In addition, open-end fund net purchases increased to $4.8 billion for the nine months ended September 30, 2004 from $3.4 billion for the prior year period mainly due to sales of the Calamos Growth Fund and Calamos Growth and Income Fund. Separate account net purchases were $627 million for the nine months ended September 30, 2004, an increase of $171.6 million, from $455.8 million for the prior year period primarily due to purchases of our equity strategies.

   Revenues

     Total revenues were $220.7 million, for the nine months ended September 30, 2004, an increase of $111.8 million, or 103%, from $108.9 million for the nine months ended September 30, 2003. The increase was due to increases in both investment management fees and distribution and underwriting fees. We expect revenues to increase through 2005 as we earn investment management fees on the significant amount of assets under management added over the twelve months ended September 30, 2004.

	Nine Months Ended
	September 30,		Period-to-Period
	2003	2004	$ Change	% Change
		(In thousands)
Investment management fees	$73,661	$148,540	$74,879	102%
Distribution and underwriting fees	35,022	70,571	35,549	102%
Other	217	1,635	1,418	652%

Total revenues	$108,900	$220,746	$111,846	103%

     Investment management fees were $148.5 million for the nine months ended September 30, 2004, an increase of $74.9 million, or 102%, from $73.7 million for the prior year period as a result of a $12.9 billion increase in average assets under management. The overall growth in investment management fees was due primarily to an increase in mutual fund investment management fees, which increased to $113.6 million for the nine months ended September 30, 2004 from $46.9 million for the prior year period. Open-end fund investment management fees increased to $86.7 million for the nine months ended September 30, 2004 from $40.6 million for the prior year period as a result of an increase in open-end fund average assets under management of $7.7 billion. Closed-end fund investment management fees increased to $26.9 million for the nine months ended September 30, 2004 from $6.3 million for the prior year period as a result of an increase in closed-end fund average assets under management of $3.0 billion. Separate account investment management fees increased by $8.2 million to $34.9 million on an increase in average assets under management of $1.8 billion to $9.6 billion. Investment management fees as a percentage of average assets under management increased to an annualized rate of 0.68% for the nine months ended September 30, 2004 from an annualized rate of 0.60% for the prior year period as mutual fund assets under management, which generally carry higher investment management fees than separate accounts, increased as a percentage of total assets under management.

     Distribution and underwriting fees were $70.6 million for the nine months ended September 30, 2004, an increase of $35.5 million, or 102%, from $35.0 million for the prior year period primarily due to an increase in sales of the open-end funds and a $7.7 billion increase in average open-end fund assets under management.

     Other revenues were $1.6 million for the nine months ended September 30, 2004 including $1.2 million of portfolio accounting fees earned from our mutual funds.

     Operating Expenses

     Operating expenses were $127.9 million for the nine months ended September 30, 2004, an increase of $63.6 million, or 99%, from $64.3 million for the nine months ended September 30, 2003. The increase was primarily due to increases in employee compensation and benefits expense, distribution expense and a one-time marketing and sales promotion expenses.

	Nine Months Ended
	September 30,		Period-to-Period
	2003	2004	$ Change	% Change
		(In thousands)
Employee compensation and benefits	$23,823	$45,248	$21,425	90%
Distribution expense	14,409	34,670	20,261	141%
Amortization of deferred sales commissions	13,691	21,677	7,986	58%
Marketing and sales promotion	6,182	15,730	9,548	154%
General and administrative	6,186	10,563	4,377	71%

Total operating expenses	$64,291	$127,888	$63,597	99%

     Employee compensation and benefits, increased by 90% to $45.2 million primarily due to increased staffing levels, increased compensation rates, including accrued annual bonuses, and increased costs associated with our equity appreciation unit plan. Distribution expense increased by $20.2 million, or 141%, primarily due to growth of average open-end fund assets under management, as well as the aging of Class C shares of our open-end funds. Class C share assets do not generate distribution expense in the first year following their sale because we retain the Rule 12b-1 fees during that first year to offset the upfront commissions that we pay. However, Class C share assets do generate a distribution expense in subsequent years as we pay the Rule 12b-1 fees to the selling firms. We expect distribution expense to increase to the extent mutual fund sales and assets under management continue to grow. Amortization of deferred sales commissions increased by $8.0 million, or 58%, primarily due to the $15.7 million, or 36%, increase in the deferred commission asset resulting from the additional commissions advanced on purchases of Class B and C shares of the open-end funds. Marketing and sales promotion expenses increased by $9.5 million primarily due to an increase of $9.1 million in supplemental compensation payments to third-party selling agents. This increase is largely attributable to a $6.0 million one-time fee to underwriters in connection with a closed-end fund offering during the period. General and administrative expenses increased by $4.4 million, or 71%, predominantly as a result of increased occupancy, travel, professional and business services of $3.2 million as a result of our increased staffing levels.

   Other Income (Expense), Net

     Other income (expense), net was a net expense of $1.0 million for the nine months ended September 30, 2004 as compared to a net expense of $41,000 for the nine months ended September 30, 2003. Investment and other income for the nine months endings September 30, 2004 included a gain of approximately $2 million related to the distribution of all of our real estate assets consisting of our existing and future corporate headquarters and related property and equipment. The gain was offset by an increase in interest expense attributable to our issuance in April 2004 of $150.0 million aggregate principal amount of Senior Unsecured Notes due 2011 with a fixed rate of 5.24%.

	Nine Months Ended
	September 30,		Period-to-Period
	2003	2004	$ Change	% Change
		(In thousands)
Investment and other income	$694	$2,908	$2,214	319%
Interest expense	(735)	(3,946)	(3,211)	437%

Total other income (expense), net	$(41)	$(1,038)	$(997)	*

* Not meaningful.

   Net Income

     Net income totaled $90.3 million for the nine months ended September 30, 2004 as compared to $43.8 million for the nine months ended September 30, 2003, an increase of 106%.

	Nine Months Ended
	September 30,		Period-to-Period
	2003	2004	$ Change	% Change
		(In thousands)
Total revenues	$108,900	$220,746	$111,846	103%
Total operating expenses	64,292	127,887	63,595	99%

Operating income	44,608	92,859	48,251	108%
Other income/(expense)	(41)	(1,037)	(996)	*
Income taxes	735	1,565	830	113%

Net income	$43,832	$90,257	$46,425	106%

* Not meaningful.

   Income Taxes

     During both nine month-periods our business was operated as an “S” corporation. As a result, income taxes during these periods are not indicative of our expected future income taxes. We currently operate as a “C” corporation and as such will be subject to taxes applicable to “C” corporations in the future.

Liquidity and Capital Resources

     Our working capital requirements historically have been met through cash generated by our operations and bank borrowings, as well as our issuance during 2004 of $150.0 million aggregate principal amount of Senior Unsecured Notes due 2011.

     The following tables summarize key statement of financial condition data relating to our liquidity and capital resources.

	At December 31, 2003	As Sept. 30, 2004
	(in thousands)
Statement of financial condition data:
Cash and cash equivalents	$5,073	$117,023
Receivables	23,092	29,624
Investments	10,389	58,670
Deferred sales commissions	49,236	59,365
Current portion of bank debt	15,676	—
Long-term debt	23,008	150,000

	Nine Months Ended
	September 30,
	2003	2004
	(in thousands)
Cash flow data:
Net cash provided by operating activities	$20,190	$93,578
Net cash used in investing activities	(5,868)	(56,076)
Net cash provided by (used in) financing activities	(13,069)	74,448

     Net cash provided by operating activities was $93.6 million for the nine months ended September 30, 2004, an increase of $73.4 million from $20.2 million for the nine months ended September 30, 2003 with an increase in net income of $46.4 million being the largest contributor to this increase. We expect that operating cash flows will serve as our primary source of working capital for the near future.

     The payment of deferred sales commissions by us to financial intermediaries who sell Class B and C shares of the open-end funds we manage is a significant use of our operating cash flows. Use of cash for deferred sales commissions increased by $2.5 million to $31.9 million for the nine months ended September 30, 2004 from $29.4 million for the nine months ended September 30, 2003. We expect that the payment of deferred sales commissions will continue to increase in the future to the extent sales of Class B and C shares of open-end funds continue to increase. The amortization of deferred sales commissions will similarly be affected.

     Investing activities consist primarily of investments in products that we sponsor and of the purchase of furniture, fixtures and equipment. Net cash used in investing activities increased to $56.7 million for the nine months ended September 30, 2004 from $5.9 million for the nine months ended September 30, 2003 as a result of investment in products managed by us of $47.2 million and increases in furniture, fixtures and equipment to support our increasing staffing levels. We anticipate increasing the future level of investments in products managed by us and expect to use a portion of our net proceeds from our initial public offering to seed new products, including open-end funds and alternative investments.

     Net cash provided by financing activities was $74.5 million for the nine months ended September 30, 2004 as compared to net cash used in financing activities of $13.1 million for the nine months ended September 30, 2003. The change resulted from the issuance of $150.0 million aggregate principal amount of Senior Unsecured Notes, offset by the repayment of $30.4 million of bank and mortgage debt and a $20.8 million increase in distributions to owners, including distributions for their “S” corporation tax liabilities.

     On April 29, 2004, we issued $150.0 million aggregate principal amount of 5.24% Senior Unsecured Notes due April 29, 2011. We used a portion of those net proceeds to repay and terminate a credit facility of approximately $30.0 million, which we entered into during 2002, primarily to finance our payment of deferred sales commissions with respect to open-end funds. We currently fund the payment of deferred sales commissions from operating cash flows and expect to continue to do so in future periods.

     Our total capital at September 30, 2004 was $234.3 million and was comprised of $84.3 million of stockholder equity and $150.0 million of debt under our Senior Unsecured Notes. We expect that in the future, our cash and liquidity requirements will be met primarily through cash generated by operations.

Critical Accounting Policies and Estimates

     The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under current circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily available from other sources. We evaluate our estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.

     Accounting policies are an integral part of our consolidated financial statements. A thorough understanding of these accounting policies is essential when reviewing our reported results of operations and our financial position. Management believes that the critical accounting policies and estimates discussed below involve additional management judgment due to the sensitivity of the methods and assumptions used.

   Deferred Sales Commissions

     Deferred sales commissions are commissions advanced by us on the sale of Class B and Class C shares of the open-end funds. Deferred sales commissions are amortized on a straight-line basis over the period in which 12b-1 fees are received. Because 12b-1 fees cease upon redemption of shares, amortization expense is accelerated when shares are redeemed, resulting in the reduction of the deferred sales commission asset. These redemptions result in an amortization period not to exceed 12 months for Class C shares and 96 months (8 years) for Class B shares.

     We evaluate the carrying value of our deferred sales commissions for impairment purposes on a quarterly basis. Significant assumptions utilized by us to estimate future average assets under management include expected future market performance and redemption rates. Market performance assumptions are selected using expected average market returns based on long-term historical returns for each asset class held within the fund. Future redemption assumptions were determined by using the actual redemption rates that each fund experienced over the prior twenty-four month period. These assumptions are reviewed and updated quarterly, or monthly when events or changes in circumstances occur that could significantly increase the risk of impairment of the asset. Estimates of undiscounted future cash flows and the remaining life of the deferred sales commission asset are made from these assumptions.

     If we determine that the deferred sales commission asset is not recoverable, an impairment condition would exist and a loss would be measured as the amount by which the recorded amount of the asset exceeds its estimated fair value. If the carrying value of the deferred sales commission asset exceeds the undiscounted cash flow, the asset is written down to fair value based on discounted cash flows. Impairment adjustments are recognized in the statement of income as a component of amortization of deferred sales commissions. As of each reporting period presented, we determined that no impairment of the deferred commission asset existed, but due to the volatility of the capital markets and the changes in redemption rates, we are unable to predict whether or when future impairment of the deferred sales commission asset might occur.

Equity Incentive Plan

     We established a long-term equity appreciation unit plan (EAU Plan) for select individuals employed by us. We accounted for the EAU Plan using the accounting methods prescribed by Financial Accounting Standards Board Financial Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, an interpretation of APB Opinions No. 15 and 25 (FIN 28), and its related interpretations. In accordance with FIN 28, compensation expense was accrued over the periods in which employees perform services. As such, changes in the aggregate unit value, multiplied by the ratio of actual to total number of service periods in the vesting period were recorded as an increase or decrease to expense in the current period.

     The value of the EAU at the valuation date was derived from an equally weighted calculation based on multiples of assets under management, revenue and EBITDA, defined as net income plus interest expense, income taxes and fixed asset depreciation, excluding amortization of deferred sales commissions. We use industry multiples provided by independent third party sources in computing the values.

Recently Issued Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities (FIN 46), which establishes guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns. An entity that consolidates a variable interest entity is called the primary beneficiary of that entity. In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 also requires various disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest.

     In December 2003, the FASB further revised FIN 46 through FIN No. 46R, Consolidation of Variable Interest Entities (FIN 46R). FIN 46R changes the effective date of FIN 46 for certain entities and makes other significant changes to FIN 46 based on implementation issues that arose during 2003. Application of FIN 46R is required for periods ending after December 15, 2003 for all interests in special purpose entities and for periods ending after March 15, 2004 for interest in other entities.

     We have an investment in Calamos Multi-Strategy, L.P., a private investment partnership managed by one of our subsidiaries. In assessing if Calamos Multi-Strategy, L.P. is a variable interest entity (VIE), the criteria in paragraph 5 of FIN 46R must be evaluated. In general terms, FIN 46R indicates: if (a) the total equity investment at risk is not sufficient for an entity to finance it activities, (b) if the group of equity investors of an entity lacks certain characteristics of a controlling financial interest, or (c) the voting rights of the equity investors are not proportionate to their returns and substantially all of the entity’s activities either involve or are conducted on behalf of one investor, that entity is considered a VIE and is subject to consolidation according to the provisions of FIN 46R. Accordingly, we determined that such criteria in paragraph 5 of FIN 46R have not been met and the partnership is therefore not considered a VIE.

     We have determined that Calamos Multi-Strategy, L.P., in which Calamos Financial Services holds a general partnership interest, is a voting interest entity. We account for our investment in Calamos Multi-Strategy, L.P. in accordance with AICPA Statement of Position No. 78-9. Consistent with others in the industry, we have historically relied primarily on redemption rights of the limited partners to meet the “important rights” requirement of SOP 78-9. In light of current accounting developments regarding what constitutes “important rights” (including open EITF Issue 04-5 — Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights), we amended our limited partnership agreements in 2004 to incorporate additional rights, namely to replace the general partner by a simple majority vote of the limited partners excluding related parties. These amendments will allow us to continue to account for our general partnership interests in the Calamos Multi-Strategy, L.P. on the equity method of accounting and not consolidate it into our results.

Forward-Looking Information

From time to time, information or statements provided by us or on our behalf, including those within this Quarterly Report, may contain certain forward-looking statements relating to future events, future financial performance, strategies, expectations and competitive environment, and regulations. These forward-looking statements include, without limitation, statements regarding proposed new products; results of operations or liquidity; projections, predictions, expectations, estimates or forecasts as to our business, financial and operating results and future economic performance; and management’s goals and objectives and other similar expressions concerning matters that are not historical facts.

Words such as “may,’’ “will,’’ “should,’’ “could,’’ “would,’’ “predicts,’’ “potential,’’ “continue,’’ “expects,’’ “anticipates,’’ “future,’’ “intends,’’ “plans,’’ “believes,’’ “estimates,’’ and similar expressions, as well as statements in future tense, identify forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to: adverse changes in applicable laws or regulations; downward fee pressures and increased industry competition; risks inherent to the investment management business; the loss of revenues due to contract terminations and redemptions; conflicts of interest due to our ownership structure; general declines in the prices of securities; the loss of key executives; the unavailability of third-party retail distribution channels; failure to recruit and retain qualified personnel; a loss of revenues if our largest funds perform poorly; failure to comply with client and mutual fund board guidelines; non-performance of third-party vendors and our holding company structure. Further, the value and composition of our assets under management are, and will continue to be, influenced by a variety of factors including, among other things: purchases and redemptions of shares of the open-end funds and other investment products; fluctuations in the financial markets around the world that result in appreciation or depreciation of assets under management; our introduction of new investment strategies and products; our ability to educate our clients about our investment philosophy and provide them with best-in-class service; the relative investment performance of our investment products as compared to competing offerings and market indices; competitive conditions in the mutual fund, asset management and broader financial services sectors; investor sentiment and confidence; and our decision to close strategies when deemed in the best interests of our clients.

Forward-looking statements speak only as of the date the statements are made. Readers should not place undue reliance on any forward-looking statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     Our exposure to market risk is directly related to the role of our subsidiaries as investment advisers for the mutual funds and separate accounts they manage. A significant majority of our revenue, approximately 95% for the nine months ended September 30, 2004, is derived from investment advisory, distribution and portfolio accounting agreements with the mutual funds and separate accounts. Under these agreements, the fees we receive are typically based on the market value of the assets under management. Accordingly, a decline in the prices of securities generally may cause our revenue and income to decline by causing the value of the assets we manage to decrease or by causing our clients to withdraw funds in favor of investments that they perceive as offering greater opportunity or lower risk.

     In addition, a decline in the prices of securities may present market conditions that could preclude us from increasing assets under management and prevent us from realizing higher fee revenue associated with such growth.

     We are also subject to market risk due to a decline in the prices of investment securities. We own investment securities primarily comprised of mutual funds managed by Calamos Advisors. At September 30, 2004, the fair value of these investment securities was $58.7 million. Assuming a 10% increase or decrease in the value of these investments, the fair value would increase or decrease by $5.9 million at September 30, 2004. On April 29, 2004, we issued $150 million of Senior Unsecured Notes due April 29, 2011 to various note purchasers in a private placement. These notes have a fixed interest rate of 5.24%, and consequently, we do not believe that these notes have any interest rate risk. Due to the nature of our business, we believe that we do not face any material credit risk, inflation, interest rate or foreign currency rate risk.

Item 4. Controls and Procedures.

     Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2004, and has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

     Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2004, and has concluded that there was no change during the quarterly period ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

     In the normal course of business, we may be subject to various legal proceedings from time to time. Currently, there are no legal proceedings pending against us or any of our subsidiaries.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     (a) In July 2004, upon our incorporation, we issued 100 shares of common stock to Calamos Holdings, Inc. in exchange for $1.00. In connection with our initial public offering, in October 2004 each of those shares of common stock was changed into and reclassified as a share of our Class B common stock. Each share of our Class B common stock is convertible at the option of the holder into one share of our Class A common stock. Any shares of Class B common stock transferred to a person other than a member of the Calamos family or any entity controlled by one or more members of the Calamos family shall automatically convert to shares of our Class A common stock upon such disposition. If the number of outstanding shares of our Class B common stock plus the number of membership units in Calamos Holdings LLC and shares of Class A common stock owned by the holders of the Class B common stock falls below 15% of the total number of outstanding membership units in Calamos Holdings LLC, then all outstanding shares of our Class B common stock shall automatically convert into our Class A common stock.

     (b) The effective date of our registration statement filed on Form S-1 under the Securities Act of 1933 (File No. 333-117847) relating to our initial public offering of shares of Class A common stock was October 27, 2004. A total of 23,000,000 shares of the our Class A common stock were registered, and all shares were sold. The joint bookrunning managers for the offering were Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

     The offering commenced on October 27, 2004 and has been completed. The offering price per share was $18.00 resulting in gross offering proceeds to us of $414,000,000. The underwriting discount was $27,945,000, none of which was paid to our affiliates. We incurred approximately $3.2 million of other expenses in connection with the offering. The net proceeds to us totaled approximately $383.3 million.

Item 3. Defaults Upon Senior Securities.

     Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

     Not Applicable.

Item 5. Other Information

UNAUDITED PRO FORMA FINANCIAL INFORMATION

     The following unaudited pro forma condensed consolidated financial statements have been derived by applying pro forma adjustments to our historical consolidated financial statements included in this report.

     The adjustments necessary to fairly present the unaudited pro forma condensed consolidated financial statements are based on available information and assumptions that we believe are reasonable. The unaudited pro forma condensed consolidated statements of income and financial condition are presented for illustrative purposes only and do not purport to represent our consolidated results of operations or financial position that would actually have occurred had the transactions referred to below been consummated on January 1, 2004 for the consolidated statement of income and on September 30, 2004 for the consolidated statement of financial condition, or to project our consolidated results of operations or financial position for any future date or period.

     The unaudited pro forma condensed consolidated income statement for the nine months ended September 30, 2004 give pro forma effect to the Reorganization, including (1) the “Real Estate Distribution,” by which Calamos Family Partners, Inc. distributed its interest in all of its owned real estate assets to its stockholders, who contributed those assets to a new limited liability company, Calamos Property Holdings LLC, (2) the “Formation Transaction,” by which Calamos Family Partners, Inc. established Calamos Holdings LLC as a Delaware limited liability company and contributed all of its assets and liabilities, including all equity interests in its wholly-owned subsidiaries, to Calamos Holdings LLC in exchange for all of the membership units of Calamos Holdings LLC and (3) the consummation of our initial public offering and our application of a portion of the net proceeds from the offering to purchase newly issued membership units in Calamos Holdings LLC and the remaining net proceeds to purchase membership units in Calamos Holdings LLC from Calamos Family Partners, Inc., in each case as though such transactions had occurred at the beginning of such periods. The unaudited pro forma consolidated statement of financial condition as of September 30, 2004 gives pro forma effect to the transactions described above as if they had occurred on September 30, 2004, except that it does not give pro forma effect to the Real Estate Distribution, as such distribution occurred on June 30, 2004 and is already reflected in our historical results as of September 30, 2004.

     As a result of the Reorganization, we became the sole manager of Calamos Holdings LLC, and, together with its direct and indirect subsidiaries, are conducting the business formerly conducted by the subsidiaries of Calamos Family Partners, Inc. As sole manager of Calamos Holdings LLC, we operate and control all of the business and affairs of Calamos Holdings LLC and consolidate the financial results of Calamos Holdings LLC with ours. In light of Calamos Family Partners, Inc.’s and John P. Calamos, Sr.’s 77.0% aggregate ownership interest in Calamos Holdings LLC, we reflect such ownership interest as a minority interest in our statement of financial condition and statement of income. Our historical results are those of Calamos Family Partners, Inc., as our predecessor company. As a result, our net income, after excluding Calamos Family Partners, Inc.’s and John P. Calamos, Sr.’s minority interest, represents 23.0% of Calamos Holdings LLC’s net income, and similarly, outstanding shares of our Class A common stock represent 23.0% of the outstanding membership units of Calamos Holdings LLC.

     Read this unaudited pro forma condensed consolidated financial information together with the other information contained in this report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our unaudited interim consolidated financial statements and the notes thereto.

PRO FORMA CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
As of September 30, 2004
(In thousands)
(Unaudited)

		Pro Forma
	Historical	Adjustments	As Adjusted
Assets:
Current assets
Cash and cash equivalents	$117,023	$53,172 (1)	$170,195
Receivables:
Affiliates and affiliated funds	24,441	—	24,441
Customers	5,183	—	5,183
Investment securities, trading and available for sale	58,670	—	58,670
Other current assets	5,265	—	5,265

Total current assets	210,582	53,172	263,754
Non-current assets
Deferred sales commissions	59,366	—	59,366
Property and equipment, net	4,100	—	4,100
Other non-current assets	2,966	—	2,966

Total non-current assets	66,432	—	66,432

Total assets	$277,014	$53,172	$330,186

Liabilities:
Current liabilities
Accounts payable:
Brokers	$10,077	$—	$10,077
Affiliates	87	—	87
Accrued compensation and benefits	6,798	—	6,798
Current portion of bank debt	—	—	—
Accrued expenses and other current liabilities	16,677	—	16,677

Total current liabilities	33,639	—	33,639
Long-term liabilities
Long-term debt	150,000	—	150,000
Deferred compensation	9,093	—	9,093

Total long-term liabilities	159,093	—	159,093

Total liabilities	192,732	—	192,732

Minority interest	—	105,840	105,840	(2)
Stockholder equity:
Common Stock — Class A, no par value, 5,000 shares authorized, 3,953 shares issued and outstanding on an actual basis; none issued and outstanding on a pro forma basis	—	—	—
Common Stock — Class A, $.01 par value, none issued and outstanding on an actual basis; 100,000,000 authorized, 23,000,000 issued and authorized on a pro forma basis	—	230	230	(2)
Common Stock — Class B, no par value, 20,000 shares authorized, 16,047 shares issued and authorized on an actual basis; none issued and outstanding on a pro forma basis	—	—	—
Common Stock — Class B, no par value, none issued and authorized on an actual basis; 100 share authorized, issued and outstanding on a pro forma basis	—	—	—
Additional paid in capital	2,274	28,420	30,694	(2)
Retained earnings	79,066	(79,066)	—	(2)
Accumulated other comprehensive income	3,002	(2,312)	690	(2)

Total stockholder equity	84,282	(2,668)	31,614	(2)

Total liabilities, minority interest and stockholder equity	$277,014	$53,172	$330,186

PRO FORMA CONSOLIDATED INCOME STATEMENT
For the Nine Months Ended September 30, 2004
(In thousands, except per share data)
(Unaudited)

		Pro Forma
	Historical	Adjustments		As Adjusted
Revenues:
Investment management fees	$148,540	$—		$148,540
Distribution and underwriting fees	70,571	—		70,571
Other	1,635	(157	)(3)	1,478

Total revenues	220,746	(157)		220,589

Operating Expenses:
Employee compensation and benefits	45,248	(123	)(3)	45,125
Distribution expense	34,670	—		34,670
Amortization of deferred sales commissions	21,677	—		21,677
Marketing and sales promotion	15,730	—		15,730
General and administrative	10,563	115	(3)	10,678

Total operating expenses	127,888	(8)		127,880

Operating income	92,858	(149)		92,709
Other income (expense), net:
Investment and other income	2,908	(1,989	)(3)	919
Interest expense	(3,946)	181	(3)	(3,765)

Total other income (expense), net	(1,038)	(1,808)		(2,846)

Income before minority interest and income taxes	91,821	(1,957)		89,864
Minority interest	—	69,196	(4)	69,196

Income before income taxes	91,821	(71,153)		20,668
Income taxes	1,565	6,702	(5)	8,267

Net income	$90,256	$(77,855)		$12,401

Pro forma basic earnings per share based on 23,000,100 average shares outstanding(6)				$0.54
Pro forma diluted earnings per share based on 100,000,100 average shares outstanding(7)				$0.54

NOTES TO PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)

(1)	Reflects application of $49,872 of net proceeds from our initial public offering to purchase newly issued membership units in Calamos Holdings LLC as well as a $3,300 contribution by John P. Calamos, Sr. in exchange for 200,000 newly issued membership units in Calamos Holdings LLC.

(2)	The pro forma balance sheet amounts of minority interest and stockholder equity at September 30, 2004 were determined by multiplying the respective aggregate post-Reorganization ownership percentage of Calamos Family Partners, Inc. and John P. Calamos, Sr. (77.0% minority interest) and Calamos Asset Management, Inc. (23.0%) by the historical stockholder equity ($84,282) plus the net proceeds ($49,872) plus the contribution by John P. Calamos, Sr. ($3,300). The sum of historical stockholder equity, net proceeds of our initial public offering, and the contribution by John P. Calamos, Sr. multiplied by the minority interest percentage of 77.0%, or $105,840, represents the pro forma minority interest at September 30, 2004. The sum of historical stockholder equity, net proceeds of our initial public offering, and the contribution by John P. Calamos, Sr. multiplied by 23%, or $31,614, represents the pro forma stockholder equity of Calamos Asset Management, Inc. at September 30, 2004. The pro forma adjustments to stockholder equity were determined as follows: (a) common stock was created by multiplying the Class A common shares of 23,000,000 by $0.01 per share par value ($230); (b) accumulated other comprehensive income (AOCI) was created by multiplying historical AOCI by the 77.0% minority interest; (c) retained earnings were eliminated entirely; and (d) additional paid in capital was derived as the difference between $31,614 the AOCI balance as adjusted of $690.

(3)	On June 30, 2004, land, building, property and equipment with a fair value of $18,355 and mortgage debt of $8,485 were distributed by Calamos Family Partners, Inc. to its stockholders who contributed them to a new limited liability company. In addition, the expense of operating and maintaining the building, including certain employee compensation expense, was transferred from Calamos Family Partners, Inc. to the new limited liability company. An adjustment has been made to investment and other income for the nine months ended September 30, 2004 to exclude the realized gain of $1,989 recognized on the disposition. For the nine months ended September 30, 2004, adjustments were made to reflect Calamos Family Partners, Inc. as if it did not own the real estate. These adjustments were to decrease sub-lease rental income in other revenue by $157, to decrease employee compensation and benefits by $123, to decrease interest expense by $182, to decrease depreciation expense and other professional expenses by $232, which offset the increase within rent expense of $347 in general and administrative expenses.

(4)	Represents a minority interest allocation equal to 77.0% of the income of Calamos Holdings LLC to Calamos Family Partners, Inc. and John P. Calamos, Sr. Minority interest was determined by multiplying the pro forma income before minority interest and taxes by Calamos Family Partners, Inc.’s and John P. Calamos, Sr.’s 77.0% aggregate ownership. The minority interest adjustment is presented based on the income of Calamos Holdings LLC.

(5)	Reflects the impact of federal and state income taxes on the income allocated from Calamos Holdings LLC to Calamos Asset Management, Inc. Historically, Calamos Family Partners, Inc. operated as an “S” corporation and was not subject to U.S. federal and certain state income taxes, but was subject to Illinois replacement taxes. The amount of pro forma adjustment was determined by eliminating the Illinois Replacement tax and combining the projected federal corporate income tax rate with the applicable state tax rates, rounded to the nearest full percent and applying to income before taxes.

(6)	Represents 23,000,000 shares of Class A common stock, which represents 23.0% of the outstanding shares after the offering. In addition to shares of Class A common stock, there are 100 shares of Class B common stock outstanding.

(7)	Our diluted shares outstanding at September 30, 2004 represent, after giving effect to our initial public offering, 100,000,100 shares of our Class A common stock, assuming Calamos Family Partners, Inc. and John P. Calamos, Sr. exchanged all of their membership units in Calamos Holdings LLC for, and converted all outstanding shares of our Class B common stock into, shares of our Class A common stock, in each case on a one-for-one basis, as of the date of our initial public offering. In calculating diluted earnings per share net income was increased by $41,517, resulting from the elimination of the $69,196 minority interest, net of $27,678 in income taxes.

Item 6. Exhibits.

The following exhibits required by Item 601 of Regulation S-K are furnished herewith.

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2004).

3.2	Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2004).

4.1	Stockholders’ Agreement among John P. Calamos, Sr., Nick P. Calamos and John P. Calamos, Jr., certain trusts controlled by them, Calamos Family Partners, Inc. and the Registrant.

4.2	Registration Rights Agreement between Calamos Family Partners, Inc., John P. Calamos, Sr. and the Registrant.

10.1	Employment Agreement between the Registrant and John P. Calamos, Sr.

10.2	Employment Agreement between the Registrant and Nick P. Calamos.

10.3	Employment Agreement between the Registrant and James S. Hamman, Jr.

10.4	Employment Agreement between the Registrant and Patrick H. Dudasik.

10.5	Calamos Asset Management, Inc. Incentive Compensation Plan.

10.6	Form of EAU-Based RSU Award Statement

10.7	Form of IPO Equity Award Statement

10.8	Form of Services-Based RSU Award Statement

10.9	Contribution Agreement between the Registrant and Calamos Holdings, LLC

10.10	Tax Indemnity Agreement among the Registrant, Calamos Family Partners, Inc. and Calamos Family Holdings LLC

10.11	Second Amended and Restated Limited Liability Company Agreement of Calamos Holdings LLC effective as of November 2, 2004, by and among Calamos Family Partners, Inc., John P. Calamos, Sr. and the Registrant.

10.12	Management Services Agreement between the Registrant and Calamos Family Partners, Inc.

31.1	Certification of Principal Executive Officer required under Section 302.

31.2	Certification of Principal Financial Officer required under Section 302.

32.1	Certifications required under Section 906.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALAMOS ASSET MANAGEMENT, INC. (Registrant)

Date: December 3, 2004	By:	/s/ Patrick H. Dudasik

Patrick H. Dudasik
Executive Vice President and Chief Financial Officer and Treasurer