Form 10-K
period 2004-12-31
Calamos Asset Management, Inc. /DE/
filed 2005-03-31
CIK 1299033

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number: 000-51003
Calamos Asset Management, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	32-0122554
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1111 E. Warrenville Road, Naperville, Illinois (Address of principal executive offices)	60563 (Zip Code)
Registrant’s telephone number, including area code:
630-245-7200
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Class A Common Stock, $0.01 par value	Nasdaq National Market
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not applicable.
      Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 23,000,000 shares of Class A common stock and 100 shares of Class B common stock at March 1, 2005.
DOCUMENTS INCORPORATED BY REFERENCE
      Certain portions of the definitive proxy statement for our Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

PART I

Item 1.	Business.
      In this report, unless the context otherwise requires, references to “we,” “us,” “our” and “our company” refer to (1) Calamos Asset Management, Inc., a Delaware corporation, and its consolidated subsidiaries, including Calamos Holdings LLC and the operating company subsidiaries of Calamos Holdings LLC, after consummation of the reorganization undertaken in connection with our initial public offering, which we refer to as the “Reorganization,” and (2) Calamos Family Partners, Inc. (formerly known as Calamos Holdings, Inc.), a Delaware corporation, its subsidiaries and their predecessor companies, before consummation of the Reorganization. Calamos Asset Management, Inc. was incorporated on July 23, 2004, in preparation for our company’s initial public offering later that year. Calamos Family Partners was incorporated on December 21, 2001 and is wholly owned by John P. Calamos, Nick P. Calamos, John P. Calamos, Jr. and trusts for the benefit of Calamos family members.
      Unless the context otherwise requires:
      “Calamos Advisors” refers to (1) Calamos Advisors LLC, a Delaware limited liability company and wholly owned subsidiary of Calamos Holdings LLC, after consummation of the Reorganization, and (2) Calamos Asset Management, Inc. an Illinois corporation, registered investment advisor and wholly owned subsidiary of Calamos Holdings, Inc., before consummation of the Reorganization. Calamos Advisors acts as an investment advisor in managing our open-end and closed-end mutual funds; and
      “Calamos Financial Services” refers to (1) Calamos Financial Services LLC, a broker-dealer, Delaware limited liability company and wholly owned subsidiary of Calamos Holdings LLC, after consummation of the Reorganization, and (2) Calamos Financial Services, Inc., an Illinois corporation, registered broker-dealer and wholly-owned subsidiary of Calamos Holdings, Inc., before consummation of the Reorganization.
      The other operating company subsidiaries of Calamos Holdings LLC are Calamos Property Management LLC, a provider of real estate investment services; and Calamos Partners LLC and Calamos Capital LLC, investment advisors that provide investment management services primarily related to alternative investment products.
      The assets under management and other financial data presented in this report with respect to the mutual funds we manage include the Calamos Growth and Income Portfolio, which is a portfolio of the Calamos Advisors Trust, a registered open-end investment company. However, references to the terms “mutual funds” and “open-end funds” in this report do not otherwise include this portfolio.
Overview
      We provide investment advisory services through our subsidiaries to institutions and individuals, and had $38.0 billion in client assets managed by our subsidiaries at December 31, 2004. For more than 25 years, we have been steadfast in our focus on providing our clients with superior risk-adjusted returns, which we define as investment returns that are superior to performance benchmarks, with an equal or lower level of assumed risk. We have consistently applied a investment philosophy and a proprietary process centered on risk management across an expanding range of investment strategies within the equity, global/international, balanced, high yield, convertible and alternative asset classes. We believe this disciplined adherence to our investment philosophy and process has enabled us to deliver superior risk-adjusted returns. At December 31, 2004, 97% of the $20.9 billion of open-end fund assets managed by our subsidiary, Calamos Advisors, with an overall Morningstar rating, were rated by Morningstar as “four stars” or “five stars.” These ratings are based on past performance, which may not be predictive of future results. For additional information about Morningstar ratings, see “Mutual Fund Ratings and Rankings.”
      Our target clients are institutions and individuals with long-term investment horizons. We make our range of investment strategies available to these clients, directly and through intermediaries, by offering an array of investment products designed to suit their individual investment needs, such as open-end funds, closed-end funds and separate accounts, including alternative investments. As we continue to introduce new investment strategies that provide the opportunity for attractive risk-adjusted returns for our clients, we will strive to develop investment products that best deliver our strategies to long-term investors.

      We believe our investment performance, broad range of investment strategies and diverse product offerings, coupled with an expanded sales effort with increased emphasis on open-end funds, have allowed us to consistently grow our assets under management and revenues and position us for continued growth. Our assets under management have increased from $9.3 billion at December 31, 2001 to $38.0 billion at December 31, 2004.
      On October 28, 2004, the Class A common stock of Calamos Asset Management, Inc. began trading on the Nasdaq National Market under the symbol CLMS. Our company’s initial public offering was intended to generate additional equity capital to accelerate product development, create a public market for our Class A shares, create a publicly traded currency for attracting and retaining employees, allow for future access to the public markets, and facilitate estate/succession planning for the Calamos family. Subsequently, we paid our first quarterly dividend of 7 cents per share in February 2005. In 2004 and early 2005, we added new board members to ensure that we have a majority of independent directors on our board. These independent directors are members of our audit, compensation, and nominating and governance committees. We expect to recruit additional outside expertise to our board over time.
Business Strategy
      Our business strategy is to continue to diversify the assets we manage by investment product and type of client. Investment products have been created organically within what we believe to be a strong core competency in investment research and portfolio management. The organization of our investment research and portfolio management, which features strong leadership centered around a team concept, continues to provide significant leverage of investment talent. Our franchise is built upon a consistent investment philosophy and an evolving investment process that has produced strong investment performance and driven significant growth in assets under management. In managing historical growth and in planning for future growth, we have been, and will continue to be, guided by the following business strategies:

Focus on Clients
      A key guiding principle is to have the client’s best interest in mind and to work hard to outperform client expectations in performance and service. We strongly believe that the success of our company is a byproduct of our success in helping clients achieve their investment objectives.

Maintain Superior Investment Performance
      We have a long-term record of achieving high, risk-adjusted returns on the mutual funds and separate accounts that our subsidiaries manage. Lipper ranked our Growth Fund as the #1 multi-cap growth fund for 5 and 10 years, our Convertible Fund as the #1 convertible fund for 10 years and our Market Neutral Fund as the #1 flexible income fund for 10 years, in each case as of December 31, 2004. These ratings and rankings are based on past performance, which may not be predictive of future results. For additional information about Lipper rankings, see “Mutual Fund Ratings and Rankings.” Our key strategy is to maintain our investment performance by consistently applying our investment philosophy and process while actively managing our portfolios to achieve distinct balances, or profiles, of risk and reward. We are equally mindful of protecting our clients during changing market conditions and accordingly have closed, and expect to continue to close, products to new investments during periods when we do not believe satisfactory risk-adjusted returns can be achieved for new investors.

Focus on Serving Long-Term Investors
      Our investment strategies are focused on seeking to generate superior risk-adjusted returns over the long term. We seek to attract and retain long-term clients with investment horizons in excess of five years. In order to attract these clients, we focus on educating our clients about our investment philosophy and process. We believe that excellent client service is critical to attracting, developing and maintaining long-term client relationships. We have dedicated personnel continually reviewing all key aspects of the client relationship. In 2004, we received the Dalbar Crystal Pyramid Award for Excellence in Financial Professionals’ Opinion of Mutual Fund National Firm Channel. The Crystal Pyramid Award recognizes companies for their success at achieving excellence in the eyes of their customers.

Selectively Expand Our Investment Strategies
      Since the introduction of our first convertible strategy in 1977, we have expanded our product offerings to include strategies within the equity, global/international, balanced, high yield, convertible and alternative asset classes. Each expansion has been an outgrowth of our core competency in investment research. We have developed proprietary research, including an expertise in valuing companies, taking into consideration their total capital structure. In 1990, we introduced our first equity strategy, and in 1999, we began offering a high yield strategy, both of which are logical extensions of the analytics and modeling required to assess the hybrid nature of convertible securities. In 2003, we expanded our equity strategies to apply our disciplined approach to the large cap sector of the market. In 2004, we introduced a more flexible total return strategy, providing investors access to our equity, convertible and high yield expertise in one vehicle. Looking ahead, we expect to focus on building our alternative investment products. In late 2004 and early 2005, Calamos Holdings LLC invested $25 million in its equity-oriented alternative investment product and $25 million in its International Growth Fund, setting aside another $30 million for new product initiatives. During the same period, the Calamos family invested $79 million in Calamos mutual fund products and $30 million into the equity-oriented alternative product, with another $30 million earmarked for new products. We will continue to selectively expand our investment strategies where we believe the application of our core competencies and our investment philosophy and process can produce attractive risk-adjusted returns. We believe that by doing so, we can enhance our long-term ability to increase our assets under management and revenues.

Selectively Expand Our Products and Distribution Relationships
      We strive to develop investment products and distribution channels that best deliver our strategies to long-term investors. For example, our first institutional account mandate was initiated in 1981 for a pension fund account that remains a client today. We were also one of the first participants in the broker-sponsored managed account business beginning in the late 1980s. In 2002, we launched our first of three closed-end funds. Our most recent closed-end fund, the Strategic Total Return Fund, was offered in 2004. We believe this offering to be among the largest offerings of a closed-end fund in recent years. We see continued opportunities to expand our investment products and relationships for the delivery of these products. For example, our institutional client relationship management team continues to identify new potential mandates, interacting closely with a broad network of consultants and financial planners and providing information regarding our strategies and performance. We also continue to expand existing relationships and initiate new ones within a variety of channels for mutual funds and managed account products, including avenues such as 401(k) platforms, fund supermarkets, broker-dealers and financial planners. Specifically, we believe we can continue to grow organically by increasing the average number of Calamos funds recommended by broker-dealers and financial advisors, as well as by increasing the number of intermediaries that distribute Calamos products. In addition, we have expanded our geographic horizon by targeting institutional and individual investors outside the United States through alternative investments or other managed account relationships. Finally, we see a significant opportunity to expand our alternative investment offerings by creating partnerships and other vehicles. As we seek to expand our products and distribution relationships, we see additional opportunities to grow our assets under management and our revenues. To manage this growth, we have recruited senior-level managers with extensive industry experience to run our day-to-day operations so that our investment professionals can focus on investment performance.

Capitalize on Our Recognized and Respected Brand
      We have been recognized for producing top-tier investment performance across a range of investment strategies. In 2003 and 2004, we were a recipient of the U.S. Excellence in Fund Management Award from Standard & Poor’s and BusinessWeek for the management of our Growth and Income Fund. The awards were presented to the managers or management teams of 10 out of 14,285 mutual funds tracked by Standard & Poor’s in 2002, and nine out of 15,878 mutual funds tracked by Standard & Poor’s in 2003, who were identified by Standard & Poor’s as being best-in-class for their ability to demonstrate exceptional levels of leadership while consistently producing strong results over the five-year periods ended December 31, 2002 and 2003, respectively. In addition, both John P. Calamos, Sr. and Nick P. Calamos, our chief investment officers, have written books on investments in convertible securities and are frequently mentioned in the press and industry publications. They also appear often on broadcast television programs, including Wall Street Week, Market Week, Power Lunch and Closing Bell on CNBC, providing expert market commentary and insights. We believe that as a public company, we will be able to further strengthen the Calamos brand and the positive recognition we enjoy. We also believe that we can use our brand to accelerate the awareness of our investment philosophy in order to grow assets under management with new and existing investors. In 2005, our marketing efforts are expected to include an advertising campaign featuring market commentary by our chief investment officers.
Investment Philosophy, Management and Process

Investment Philosophy
      We believe that a successful investment philosophy must be consistent and long-term oriented. Our investment philosophy is based on having a strong view on the longer-term trends and economic conditions that impact financial markets. We assume there will always be unforeseen events that will continually test the conventional wisdom. With our experience in many market environments, continued study of economics and financial markets, and application of a sound investment process, we believe we can achieve strong investment results. We think that the investment process must be able to cope with volatility and risky markets. Because of this investment philosophy, our investment process is focused on risk management. The creation of wealth for our clients over the long term is not solely about producing returns, but about managing risk.
      We seek to provide our clients with superior risk-adjusted returns over the long term. While seeking to achieve strong returns, we are focused, first and foremost, on managing risk, which we define as the potential for loss and the variability of returns. We offer a variety of investment strategies that represent distinct balances, or profiles, of risk and reward. We believe that diversification is critical to managing risk and moderating the impact of volatile markets. Our objective is to maintain the consistency of each strategy’s risk and reward profile, whether managing a conservative or an aggressive strategy.
      We construct portfolios by applying various proprietary investment tools and techniques. We structure every portfolio by analyzing and selecting individual securities in the context of our perspective on macroeconomic themes in the U.S. and the world. In order to maintain diversified portfolios for our clients, we carefully review each security selected for inclusion in a portfolio to assess its impact on the portfolio’s asset class allocation (where applicable) and industry and sector weightings. Our investment philosophy embraces the extensive use of quantitative tools, overlaid with internal qualitative research and analysis.
      We view our quantitative approach as a competitive advantage and have a history of committing resources to build, maintain and enhance our analytical abilities. In addition to our sizable allocation of staff and resources to technology, a separate research development team is dedicated solely to investment team needs and projects, reporting directly to our chief investment officers. Our preference to build, not buy, software reflects our desire to control underlying assumptions and to allow for the customization of our investment process. We have consistently sought technological advantages to improve the investment process, and continue to devote significant resources in this area.

Investment Management
      Our investment management team is led by John P. Calamos, Sr. and Nick P. Calamos, our chief investment officers. As the originators of our investment philosophy, they have pursued a team approach for the implementation of that philosophy through our investment process. This team approach allows for valuable contributions from different analysts within our company and creates a synergy of expertise that can be applied across many different investment strategies. We also believe that pooling the expertise of our analysts provides for more consistent investment performance over the long term and has enabled our company to handle growth in assets without adding significantly to its infrastructure.
      Members of our investment team participate in a career track system that helps institutionalize our investment process by immersing many analysts and other team members in our system from early in their careers. Additionally, key members of the investment team participate in our incentive compensation plan. Through this plan, investment team members will be able to share in the overall success of our company. Our investment management team currently includes approximately 60 members focused on portfolio management and research, trading, portfolio administration and development of analytical models. In 2005, we intend to hire additional investment personnel to facilitate building an alternative investment strategy, which we expect will be run by a separate investment team under the leadership of our chief investment officers.

Investment Process
      We believe that the financial markets operate in a manner that precludes using a single method of analysis. We believe that market fluctuations call for a more flexible approach. Our long-term investment strategy is based on an investment process that uses a variety of sophisticated quantitative models. Our approach also incorporates academic theory and real-world experience to determine a company’s economic enterprise value. Using this process, our investment management team is able to value all securities within a corporate capital structure. This process is employed in each of our investment strategies.
      The key steps in our investment process are:

•	Assess Business Value. We analyze businesses as would a buyer of the entire company, analyzing financial statements to determine an economic enterprise value.

•	Assess Security Value. Once we understand the value of a business, our investment team focuses on individual security values within its capital structure.

•	Assess Investment Opportunities. By understanding all aspects of a company’s capital structure, we seek to identify opportunities across asset classes (where applicable), as well as investment strategies.

•	Assess the Opportunity’s Role in the Portfolio. Using risk management and portfolio construction techniques, we determine whether an individual security has a place in our investment portfolios and strategies.
Investment Strategies
      The following table describes our investment strategies within the equity, balanced, high yield, convertible and alternative asset classes. In addition, we plan to expand our presence in the global/international asset class by offering a new open-end mutual fund in April 2005. Calamos Holdings LLC and the Calamos family invested a total of $50 million in March 2005 to launch this new Calamos International Growth Fund.

	Assets Under
	Management at
Asset Class	December 31, 2004	Description

	(In billions)
Equity	$17.1	Invests in a range of U.S. and global companies of various market capitalization under both growth and value disciplines
Balanced	10.4	Invests in convertible securities, equities and high yield securities, both in the U.S. and globally
Convertible	7.1	Invests primarily in convertible securities
High Yield	2.8	Invests primarily in high yield securities, or “junk bonds”
Alternative	0.6	Invests primarily in convertible securities and uses short sales of the underlying stock to generate income and hedge against risk

Total	$38.0

Investment Products
      We market our investment strategies to our clients through a variety of products designed to suit their individual investment needs. We currently offer six types of investment products that fall into the categories of mutual funds and separate accounts.

Mutual Funds
      Mutual funds include registered open-end funds and registered closed-end funds.

Open-End Funds
      At December 31, 2004, we had $20.9 billion of assets under management in open-end funds, representing approximately 55% of our total assets under management. Open-end funds are continually offered and are not listed on an exchange. Open-end funds issue new shares for purchase, unless they are closed to new investors, and redeem shares from those shareholders who sell. The share price for purchases and redemptions of open-end funds is determined by each fund’s net asset value, which is calculated at the end of each business day.
      We currently act as the investment advisor to eight open-end funds offered to customers in a load format. Two of these funds have been closed to new investors because we do not believe the current market for convertible securities can provide satisfactory risk-adjusted returns for new investors in these funds. We introduced our first open-end fund, the Convertible Fund, in 1985. We have since expanded our open-end fund products to include equity, balanced, high yield and alternative strategies. One of our most recent open-end funds, the Blue Chip Fund, was introduced in December 2003 in order to apply our disciplined investment approach to the large cap sector of the market. In addition, we have seeded a new open-end mutual fund, the Calamos International Growth Fund.
      Calamos Advisors manages the strategies of each of the open-end funds for which it acts as an investment advisor with the goal of achieving higher returns with less risk than that of the broad market. To do so, our investment team focuses on maintaining each strategy’s distinct balance between risk and return throughout the full course of the market cycle. The following table provides the assets under management, risk, overall Morningstar ratings and Lipper rankings for each open-end fund managed as of December 31, 2004.

			As of December 31, 2004
			Overall Morningstar Rating(3)

		Risk (Beta		Number of		Lipper Ranking(4)
Fund and	Assets Under	vs. S&P		Funds in
Year of Inception(1)	Management	500)(2)	Category	Category	Rating	Category	Years	Ranking

	(In billions)
Growth 1990	$13.8	0.73	Mid-cap growth funds	641	5 stars	Multi-cap growth funds	3 5 10	7/343 1/223 1/74
Growth and Income 1988	4.7	0.53	Convertible funds	64	5 stars	Multi-cap core funds	3 5 10	28/514 49/347 6/118
Convertible 1985(5)	1.2	0.56	Convertible funds	64	4 stars	Convertible funds	3 5 10	25/62 11/54 1/26
Market Neutral 1990(6)	0.5	0.07	Conservative allocation funds	228	4 stars	Flexible income funds	3 5 10	5/12 3/8 1/6
Global Growth and Income 1996	0.3	0.49	World stock funds	274	3 stars	Global multi-cap core funds	3 5	24/49 10/26
High Yield 1999	0.2	0.37	High yield bond funds	347	4 stars	High yield funds	3 5	101/346 10/275
Blue Chip 2003	0.1	n/a	Large blend		Not rated	Multi-cap core funds	1	462/722
Value 2002	0.1	n/a	Mid-cap blend		Not rated	Multi-cap core funds	1 2	190/722 111/631

Total	$20.9

(1)	Performance of the Blue Chip and Value funds reflects the effects of an expense reimbursement, which improved results. For some funds, performance shown includes the effects of an overpayment of dividends and/or capital gains distribution to shareholders of certain classes of shares of the fund (and a corresponding capital contribution by Calamos Advisors), which increased certain return figures.

(2)	Source: Russell/ Mellon Analytical Services LLC. Beta is a historic measure of a fund’s relative volatility. A beta of 0.5 reflects one-half of the market’s volatility, while a beta of 2.0 reflects twice the market’s volatility. This column shows risk as measured by the fund’s beta (3 year) compared to the S&P 500 Index, which is an unmanaged index generally considered representative of the U.S. stock market.

(3)	For a description of overall Morningstar ratings, see “Mutual Fund Ratings and Rankings.” Rankings are for Class A shares. As of December 31, 2004: Growth Fund: 5 stars for 3, 5 and 10 years out of 641, 430 and 160 mid-cap growth funds, respectively; Growth and Income Fund: 4 stars for 3 years, 4 stars for 5 years and 5 stars for 10 years out of 64, 56 and 27 convertible funds, respectively; Global Growth and Income Fund: 3 stars for 3 years and 4 stars for 5 years out of 274 and 208 world stock funds, respectively; High Yield Fund: 3 stars for 3 years and 5 stars for 5 years out of 347 and 274 high yield bond funds, respectively; Convertible Fund: 3 stars for 3 years and 5 years, 5 stars for 10 years out of 64, 56 and 27 convertible funds, respectively; Market Neutral Fund: 4 stars for 3, 5 and 10 years out of 228, 164 and 53 conservative allocation funds, respectively.

(4)	For a description of Lipper rankings, see “Mutual Fund Ratings and Rankings.” Rankings are for Class A shares.

(5)	Closed to new investments, effective April 30, 2003.

(6)	Closed to new investments, effective March 14, 2003.

      Since 1985, we have actively expanded our open-end fund products to include new strategies that we believe offer attractive risk-adjusted return potential when managed in a manner that is consistent with our core investment philosophy and process. The strategic focus of our sales and marketing effort has been on broadening the number of our products, including open-end funds, offered by each financial intermediary. Additionally, we have proactively responded to changing market conditions by repositioning certain existing open-end funds. For example, in 2003, we renamed the Convertible Growth and Income Fund as the Growth and Income Fund and broadened its investment flexibility in seeking to achieve its investment objectives. We expect to continue to seek opportunities to expand and develop the investment strategies offered in our open-end fund products as market conditions change.

Closed-End Funds
      At December 31, 2004, we had $6.0 billion of assets under management in closed-end funds, representing approximately 16% of our total assets under management. Closed-end funds typically sell a finite number of shares to investors through underwritten public offerings, unlike open-end funds, which continually offer new shares to investors. After the public offerings, investors buy closed-end fund shares from, and sell those shares to, other investors through an exchange or broker-dealer market.
      We introduced our first closed-end fund, the Convertible Opportunities and Income Fund (NYSE: CHI), in 2002. With this fund, we were among the first managers to combine different asset classes in a single closed-end offering, seeking to enhance returns and limit risk. We have since expanded our closed-end fund products and currently act as the investment advisor to three closed-end funds, each of which trades on the New York Stock Exchange.
      Since 2002, we have sought to capitalize on the success, as measured by risk-adjusted returns and share price performance, achieved by our first closed-end fund, Convertible Opportunities and Income Fund. In 2003, we introduced the Convertible and High Income Fund (NYSE: CHY), to create a product that combines our convertible and high yield strategies. In 2004, we introduced the Strategic Total Return Fund (NYSE: CSQ) to create a product that seeks total return through a combination of our equity, convertible and high yield strategies. Under favorable market conditions, we expect to continue to seek opportunities to introduce our investment strategies through new closed-end funds that we believe will offer attractive risk-adjusted return potential.

	Assets Under
	Management at	Year of
Fund and Ticker	December 31, 2004	Inception	Description

	(In billions)
Convertible Opportunities and Income CHI	$1.2	2002	Seeks total return through a combination of capital appreciation and current income by investing in convertible and non-convertible income securities, maintaining at least 35% of managed assets in convertible securities.
Convertible and High Income CHY	1.4	2003	Seeks total return through a combination of capital appreciation and current income by investing in convertible and high yield securities, maintaining at least 20% of managed assets in each of the above categories.
Strategic Total Return CSQ	3.4	2004	Seeks total return through a combination of capital appreciation and current income by investing in equity, convertible and high yield securities, maintaining at least 50% of managed assets in equity securities and in securities that are convertible into equity securities.

Total	$6.0

      Each of the closed-end funds employs leverage in its capital structure through the issuance of preferred shares to increase its total assets. The dividends paid to preferred shareholders are based on short-term interest rates, while the proceeds from the issuance of preferred shares are invested by the funds in longer-term taxable securities. In this manner, we seek to generate additional dividend potential for the common shareholders based on historical differences between short-term and long-term taxable interest rates. Our existing closed-end funds have entered into various interest rate transactions designed to manage leverage costs in order to help insulate the funds’ common shareholders from increased preferred dividends during a period of rising short-term interest rates.

Separate Accounts
      Separate accounts include institutional accounts, managed accounts, private client accounts and alternative investments.

Institutional Accounts
      At December 31, 2004, we had $3.3 billion of assets under management in institutional accounts, representing approximately 9% of our total assets under management. Institutional accounts are separately managed accounts for institutional investors such as public and private pension funds, public funds and endowment funds.
      Our first institutional account mandate was initiated in 1981 for a pension fund account that remains a client today. Since initially offering convertible investment strategies to institutions, we have broadened our mandates to include a variety of investment strategies in other asset classes, such as equity, balanced and high yield. Currently our convertible strategies are closed to new accounts. Our subsidiaries act as investment advisor to approximately 100 institutional accounts.

      We focus on growing our institutional business through equity and high yield mandates, managed under both domestic and global objectives. Our target mandates allow for sufficient investment flexibility by which to achieve the objectives of our clients under changing market conditions. We expect to continue to dedicate personnel to support these efforts, in both a sales and service function.

Managed Accounts
      At December 31, 2004, we had $7.1 billion of assets under management in managed accounts, representing approximately 19% of our total assets under management. Managed accounts are separately managed accounts for individual and institutional investors, offered primarily through national and regional broker-dealers. Managed accounts may be structured as investment management agreements between us and the investor directly or us and the broker-dealer.
      We first introduced a managed account through a broker-dealer sponsored platform in 1989. Since initially offering convertible investment strategies to our managed account customers, we have broadened our mandates to include a variety of investment strategies within the balanced, equity and high yield asset classes. Currently our convertible strategies are closed to new accounts. Our subsidiaries act as investment advisor to approximately 25,000 managed accounts, including approximately 74 institutional managed accounts held through 18 broker-sponsored managed account programs. We focus on selectively growing our managed account business through expanded participation in broker-sponsored managed account programs. For programs in which we have a relationship directly with the investor, we target mandates that allow for greater investment flexibility under changing market conditions. We expect to continue to devote personnel resources to support our relationships with broker-dealers, in both a sales and client service function.

Private Client Accounts
      At December 31, 2004, we had $527 million of assets under management in private client accounts, representing approximately 1% of our total assets under management. Private client accounts are separately managed accounts offered directly by us.
      The origins of our private client business date back to 1977. Under this business, we provide customized asset allocation advice to our clients, under the guidance of our investment management team. Our subsidiaries currently act as investment advisor to approximately 800 private client accounts. For our private client accounts, we offer a Managed Mutual Fund Program, providing customized portfolios drawn from our mutual fund family, as well as separately managed accounts. Our private client account group will continue to develop the Managed Mutual Fund Program and will increasingly emphasize our alternative investment products.

Alternative Investments
      At December 31, 2004, we had $74 million of assets under management in alternative investments. Alternative investments include non-registered investment vehicles, primarily hedge funds, offered directly by us to qualified individual and institutional investors.
      Building upon our expertise in risk management, we introduced our first alternative investment product, a multi-strategy hedge fund (originally a convertible arbitrage fund), in 1989. Continued development of alternative products is a key strategic priority for us. We believe that the combination of our investment team approach and analytical resources give us the ability to further excel in this arena, particularly in specialized and underserved market segments. We expect to introduce multiple new alternative products in the form of private investment partnerships in the future, under a variety of strategies that are consistent with our core investment philosophy and process.
Mutual Fund Ratings And Rankings
      This report includes references to ratings and rankings by Morningstar, Inc. and Lipper Analytical Services, Inc., which were derived from information published by them. Overall Morningstar ratings of mutual funds reflect historical risk-adjusted performance as of a particular date and are subject to change every month. Overall Morningstar ratings of mutual funds are calculated from a fund’s three-, five- and 10-year average annual returns, as available, in excess of 90-day T-bill returns with appropriate fee adjustments and a risk factor that reflects fund performance below 90-day T-bill returns. The top 10% of the funds in an investment category receive five stars, the next 22.5% receive four stars, the next 35% receive three stars, the next 22.5% receive two stars and the last 10% receive one star. Each share class of a fund is counted as a fraction of one fund within this scale and rated separately, which may cause slight variations in the distribution percentages.
      Lipper rankings of funds are based on net total return performance with dividends reinvested and do not take into account or reflect sales charges; if the rankings did reflect sales charges, the results might be less favorable. Each fund is ranked within a universe of funds similar in investment objective as determined by Lipper.
      All overall Morningstar ratings and Lipper rankings of the open-end funds managed by Calamos Advisors cited in this report are for Class A shares of those funds. The other classes of shares of those funds may have different performance characteristics.
      The ratings and rankings included in this report are subject to change without notice and are based on past performance, which may not be predictive of future results.
Technology and Intellectual Property
      Our investment approach demands specific requirements for all aspects of the investment process, including risk management, security analysis and trade processing. Our use of in-house technology and software — in particular, our proprietary Calamos Corporate System, or CCS — is a result of this view, enabling customization of systems across our company. Extending beyond the proprietary software used by our investment team, all of our internal systems are geared to the underlying assumptions that guide the investment process, allowing for a more seamless integration of security analysis, trade processing, accounting and the portfolio administration of nearly 26,000 separate accounts.
      We developed CCS internally and it forms the basis of our risk management/metric system. It is highly integrated into our system for communicating with our clients and suppliers and for automating trade settlements and daily reconciliations. We also have back-up and disaster recovery systems in place. If we fail to improve, protect or enforce our intellectual property rights or if CCS or our software systems do not function properly, we could suffer business disruptions, financial losses, liability to clients and damage to our reputation or be subject to regulatory intervention.
      Trademarks, service marks and brand-name recognition are important to our business. We have rights to the trade and service marks under which our products are offered in connection with financial analysis and consultation, financial portfolio management and financial investment. We have registered certain service marks in the United States and will continue to do so as new trademarks and service marks are developed or acquired. We have taken, and will continue to take, action to protect our interest in these service marks.
Distribution, Sales and Client Service
      We distribute our products to individuals and institutions, primarily through financial intermediaries. Our objective is to attract long-term investors with an investment horizon in excess of five years. Consequently, our sales and client service efforts focus on educating our distribution partners and investors on our investment process and philosophy and providing a high level of ongoing client service. We organize our sales and client services into three primary segments based on whether we are serving financial intermediaries, institutions or private clients.

Financial Intermediaries
      Our products are distributed through financial intermediaries to individual and institutional clients, who are located primarily throughout the United States. We have developed an extensive network of third-party financial intermediaries that includes national and regional broker-dealers, fund supermarkets, independent broker-dealers and independent financial advisors. Our products are structured to meet the needs of financial intermediaries and their clients, and we opportunistically seek to introduce new products that best deliver our investment strategies to investors through these distribution channels. We offer the Calamos open-end funds, closed-end funds and managed accounts to investors through financial intermediaries in our network.

•	Open-end funds. All eight of the open-end funds managed by Calamos Advisors offer share classes with sales charges paid primarily to the financial intermediary. As such, we believe this product type is attractive to our network of financial intermediaries. The open-end funds are offered continuously to investors through four different shares classes, Class A, Class B, Class C and Class I, each of which has a different sales charge structure designed to meet the needs of our financial intermediaries and their clients.

•	Closed-end funds. Calamos Advisors is currently the investment advisor for three closed-end funds. Historically, we have used this type of product to take advantage of a market opportunity and to deliver a timely investment strategy to investors quickly and efficiently. The closed-end funds are distributed through national and regional broker-dealers through underwritten public offerings. As the offering periods for closed-end funds are limited and are accompanied by intensive sales efforts, closed-end fund offerings provide us with a product that allows us to build scale in an investment strategy and deepen brand recognition in a relatively short period of time.

•	Managed accounts. Since 1989, we have offered separately managed account products to individual and institutional investors through national and regional broker-dealers. Managed accounts are offered by financial intermediaries to individual and institutional investors. These types of accounts are an attractive alternative to some investors, as they provide the opportunity to customize investment guidelines and tax efficiencies.
      Client accounts held at our top five financial intermediaries represented approximately 45% of our assets under management as of December 31, 2004. Merrill Lynch & Co. acted as intermediary for approximately 14% and 19% of our assets under management and Citigroup acted as the intermediary for approximately 9% and 11%, of our assets under management as of December 31, 2004 and December 31, 2003, respectively. No other institution or entity acted as an intermediary for more than 10% of our assets under management in either time period.
      Our financial intermediary sales effort is handled by sales professionals who are located both at our headquarters in Naperville, Illinois and across the United States. Our sales professionals develop and maintain relationships with the registered representatives of financial intermediaries to facilitate their sales efforts with their clients with respect to open-end funds, closed-end funds and managed accounts. In particular, our sales professionals seek to develop the Calamos brand by deepening the recognition and understanding of our investment process and strategies among representatives of financial intermediaries. Our sales professionals act in a consultative role, conducting investment seminars and training sessions, as well as providing literature, such as prospectuses and approved marketing materials. In addition, some of our client service professionals work directly with our shareholders and representatives of our financial intermediaries on an ongoing basis. Our open-end and closed-end fund client service effort currently is supplemented by a third-party shareholder service center that handles account-related matters.

Institutions
      Our institutional account products are distributed to institutions directly or through independent consultants that are dedicated to advising the institutional investor community. We have offered institutional account products directly to public and private pension funds, public funds and endowment funds since 1981. Our marketing effort is led by our institutional client relationship management team, which is responsible for identifying and marketing to prospective institutional clients, responding to requests for investment management proposals, providing ongoing client service to existing institutional accounts and developing relationships with independent consultants. Our institutional marketing, sales and client service efforts are supported, as necessary, by members of our investment management team.

Private Clients
      Through our Investment Services and Wealth Management Group, we provide the full array of Calamos products to individual investors, including mutual funds and alternative investment products. We also provide a wide range of services to our private clients, including asset allocation and ongoing portfolio monitoring. Our private clients include high net worth individuals, family offices and private foundations, among others.
      To support our distribution, sales and client service efforts described above, we have developed an investor marketing and communications group. This group focuses on providing outlooks and market insights of the investment team, as well as creating information on our products and strategies tailored to specific investor segments. The group thus provides support to all of our financial intermediary, institutional and private client professionals.
      We believe our culture of excellence, our focus on attracting and retaining long-term investors and our high level of client service differentiates our distribution, sales and client service.
Competition
      In order to grow our business, we must be able to compete effectively for assets under management. Historically, we have competed principally on the basis of:

•	investment performance;

•	quality of service provided to clients;

•	brand recognition and business reputation;

•	continuity of client relationships and of assets under management;

•	continuity of our selling arrangements with intermediaries;

•	the range of products offered;

•	level of fees and commissions charged for services;

•	level of expenses paid to financial intermediaries related to administration and/or distribution; and

•	financial strength.
      We have succeeded in growing aggregate assets under management, and we believe that we will continue to be able to do so by focusing on the client’s best interest, client service and investment performance; by attracting and retaining long-term investors; by increasing penetration among financial intermediaries; by continuing to grow and diversify our products and investment strategies; and by capitalizing on our recognized and respected brand.
      We compete in all aspects of our business with a large number of investment management firms, commercial banks, broker-dealers, insurance companies and other financial institutions. A number of factors serve to increase our competitive risks:

•	Some of our competitors have greater capital and other resources, and offer more comprehensive lines of products and services, than we do.

•	Consolidation within the investment management industry, and the securities industry in general, has served to increase the size and strength of a number of our competitors.

•	There are relatively few barriers to entry by new investment management firms, and the successful efforts of new entrants into our various lines of business, including major banks, insurance companies and other financial institutions, have resulted in increased competition.

•	Other industry participants will from time to time seek to recruit our investment professionals and other employees away from us.
These and other factors could reduce our earnings and revenues and materially adversely affect our business.

Regulatory Environment
      Virtually all aspects of our businesses are subject to extensive regulation in the United States at both the federal and state level, as well as by self-regulatory organizations in the case of our broker-dealer subsidiary. These laws and regulations are primarily intended to protect investment advisory clients and shareholders of registered investment companies. Under these laws and regulations, agencies that regulate investment advisors, such as Calamos Advisors, have broad administrative powers, including the power to limit, restrict or prohibit an investment advisor from carrying on its business in the event that it fails to comply with such laws and regulations. Possible sanctions that may be imposed include the suspension of individual employees, limitations on engaging in certain lines of business for specified periods of time, revocation of investment advisor and other registrations, censures and fines.
      Calamos Advisors is registered as an investment advisor with the SEC. As a registered advisor, it is subject to the requirements of the Investment Advisers Act, and the SEC’s regulations thereunder, as well as to examination by the SEC’s staff. The Investment Advisers Act imposes substantive regulation on virtually all aspects of Calamos Advisors’ advisory business and its relationship with its clients. Applicable requirements relate to, among other things, fiduciary duties to clients, engaging in transactions with clients, maintaining an effective compliance program, performance fees, solicitation arrangements, conflicts of interest, advertising, and recordkeeping, reporting and disclosure requirements. The mutual funds Calamos Advisors manages are registered with the SEC under the Investment Company Act. The Investment Company Act imposes additional obligations, including detailed operational requirements for both the funds and their advisor. Moreover, an investment advisor’s contract with a registered fund may be terminated by the fund on not more than 60 days’ notice, and is subject to annual renewal by the fund’s board after an initial two-year term. As discussed below, both the Investment Advisers Act and the Investment Company Act regulate the “assignment” of advisory contracts by the advisor. The SEC is authorized to institute proceedings and impose sanctions for violations of the Investment Advisers Act and the Investment Company Act, ranging from fines and censures to termination of an investment advisor’s registration. The failure of Calamos Advisors or the registered funds advised by Calamos Advisors to comply with the requirements of the SEC could have a material adverse effect on us.
      In response to recent scandals in the financial services industry regarding late trading, market timing and selective disclosure of portfolio information, various legislative and regulatory proposals are pending in or before, or have been adopted by, the U.S. Congress and the various regulatory agencies that supervise our operations, including the SEC. Additionally, the SEC, the National Association of Securities Dealers, Inc., or NASD, and other regulators, as well as Congress, are investigating certain practices within our industry.
      Currently, four bills regarding the mutual fund industry have been proposed in the U.S. Senate, one of which is the Mutual Fund Reform Act of 2004, or the Mutual Fund Reform Act. If enacted, the Mutual Fund Reform Act would, among other things, eliminate asset-based distribution fees or Rule 12b-1 fees with respect to open-end funds. The Mutual Fund Reform Act also would prohibit revenue sharing, which allows a mutual fund company to pay for “shelf space” at brokerage firms or other intermediaries selling mutual funds shares, as well as “soft dollar” arrangements. If these reforms are adopted, it may become more expensive for fund sponsors to distribute and manage funds, since fund assets will not be available to defray certain costs.
      The Sarbanes-Oxley Act of 2002 and rules promulgated by the SEC have significantly changed the corporate governance requirements applicable to mutual funds. For example, the SEC has recently approved a new regulation that generally requires at least three-quarters of a registered fund’s board of directors to be independent, i.e., persons that are not interested persons of the investment company or its investment advisor. The regulation also requires that the chairman of the fund’s board be independent. The independent directors must also hold quarterly meetings without fund executives present.
      These regulatory and legislative initiatives, to the extent enacted or adopted, could have a substantial impact on the regulation and operation of mutual funds, investment advisors and broker-dealers and could adversely affect our manner of operation and profitability.

      In its capacity as a broker-dealer, Calamos Financial Services is subject to regulations that cover all aspects of its business, including sales practices, use and safekeeping of a client’s funds and securities, the capital structure of securities firms, recordkeeping and the conduct of directors, officers and employees. Violation of applicable regulations can result in the revocation of broker-dealer licenses, the imposition of censure or fines and the suspension or expulsion of a firm, its officers or employers. Calamos Financial Services also is required to maintain certain minimum net capital and cash reserves for the benefit of its customers.
      Under the rules and regulations of the SEC promulgated pursuant to the federal securities laws, Calamos Advisors and Calamos Financial Services are subject to periodic examination by the SEC. Calamos Financial Services also is subject to periodic examination by the NASD.
      Our subsidiaries are subject to the Employee Retirement Income Security Act of 1974, as amended, or ERISA, and to regulations promulgated thereunder, insofar as they are “fiduciaries” under ERISA with respect to benefit plan clients. ERISA and applicable provisions of the Internal Revenue Code of 1986, as amended, impose certain duties on persons who are fiduciaries under ERISA, prohibit certain transactions involving ERISA plan clients and provide monetary penalties for violations of these prohibitions. Our failure to comply with these requirements could have a material adverse effect on our business.
Employees
      At December 31, 2004, we had 264 full-time employees. In July 2005, the company expects to relocate most of these employees from two locations to a new headquarters building in Naperville, Illinois.
SEC Filings
      Through our Internet Web site, we make available our annual report on Form  10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. To retrieve any of this information, visit the Investor Relations section of our web site at www.calamos.com.
Business Risks
      With respect to risks related to our industry, business and company, please see the sections “Business Risks” and “Forward-Looking Information” in Item 7 of this report.

Item 2.	Properties.
      Our principal executive offices are located at 1111 E. Warrenville Road, Naperville, Illinois 60563, where we occupy approximately 35,000 square feet of space under a month-to-month lease. A subsidiary of Calamos Property Holdings LLC, which is owned by the stockholders of Calamos Family Partners, Inc., is constructing and will own a new, state-of-the-art office facility at 2020 Calamos Court, Naperville, Illinois 60563, which will serve as our principal executive offices upon its expected completion in July 2005. We have entered into a lease for approximately 140,000 square feet of office space for our operations. We also have office space in Lisle, Illinois, where we occupy approximately 27,000 square feet of space under a lease with a third party.

Item 3.	Legal Proceedings.
      The company was a defendant in a class action complaint filed on January 10, 2005 (Robert McDermott et al. v Calamos Asset Management, Inc. et al., No. 05 C 0141 (N.D. Ill.)) by individuals purported to be shareholders of one of the open end funds sponsored by an indirect subsidiary of the company. The defendants also included Calamos Holdings LLC and the individual Calamos fund trustees, including the company’s Chairman, Chief Executive Officer and Co-Chief Investment Officer, John P. Calamos, Sr. Plaintiffs purported to sue on behalf of investors in all Calamos sponsored open-end funds and alleged that the defendants breached fiduciary duties, duties of care and sections 36(a), 36(b) and 47(b) of the Investment

Company Act of 1940 by failing to ensure that the open-end funds participated in securities class action settlements for which those funds were eligible. Plaintiffs sought compensatory damages, disgorgement of the fees paid to the investment advisors, punitive damages, attorney’s fees, and other such other relief as the Court deemed just. On February 9, 2005 the plaintiffs voluntary dismissed the action without prejudice.
      In the normal course of business, we may be subject to various legal proceedings from time to time. Currently, there are no legal proceedings pending against us or any of our subsidiaries.

Item 4.	Submission of Matters to a Vote of Security Holders.
      No matters were submitted to a vote of security holders during the fourth quarter of 2004.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
      Our Class A common stock ($0.01 par value) has traded on the Nasdaq National Market under the symbol “CLMS” since our initial public offering on October 28, 2004. Before October 28, 2004, there was no public market for our Class A common stock. There is no public market for our Class B common stock ($0.01 par value).
      The high and low trade price information for Class A common stock and dividends per share for each class of common stock were:

			1st	2nd	3rd	4th
			Quarter	Quarter	Quarter	Quarter

2004	—	High price	N/A	N/A	N/A	$28.35
		Low price	N/A	N/A	N/A	$18.00
		Cash dividends declared	N/A	N/A	N/A	$0.07
      On February 28, 2005, there were approximately 69 holders of record of our outstanding Class A common stock and one holder of record of our outstanding Class B common stock.
      Calamos Asset Management, Inc. expects to declare and pay quarterly cash dividends during 2005.
Equity Compensation Plan Information

Number of
Securities
	Number of	Weighted-	Remaining Available
	Securities to be	Average Exercise	for Future Issuance
	Issued upon	Price of	Under Equity
	Exercise of	Outstanding	Compensation Plans
	Outstanding	Options,	(Excluding
	Options, Warrants	Warrants and	Securities Reflected
	and Rights	Rights	in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	2,070,666	$6.26	7,929,334
Equity compensation plans not approved by security holders	—	—	—

Total	2,070,666	$6.26	7,929,334

      The preceding table includes 1,350,212 restricted stock units with a weighted average exercise price of $0 and 720,454 stock options with a weighted average exercise price of $18.00.
      We have not repurchased any shares of our common stock since becoming a public company in October 2004.

      The effective date of our registration statement filed on Form S-1 under the Securities Act of 1933 (File No. 333-117847) relating to our initial public offering of shares of Class A common stock was October 27, 2004.
      We incurred $31.9 million of expenses in connection with the offering. The net proceeds to us totaled approximately $382.1 million. We used $332.3 million to purchase 20 million membership units in Calamos Holdings LLC from Calamos Family Partners and used $49.8 million to purchase 3 million membership units directly from Calamos Holdings LLC. Calamos Holdings LLC then used $25.0 million to expand our alternative investment business; $6.7 million for direct payments to certain employees, including directors, officers and holders of 10% or more of our equity securities, in connection with the termination of our EAU (Equity Appreciation Unit) Plan; and $18.1 million for general corporate purposes.

Item 6.	Selected Historical Financial and Other Data.
      The following tables set forth our selected historical consolidated financial and other data, as well as financial and other data for our predecessor, Calamos Family Partners, Inc. as of the dates and for the periods indicated. The selected historical consolidated income statement data for the period January 1, 2004 to November 1, 2004 and for each of the years in the three-year period ended December 31, 2003 and the selected historical consolidated balance sheet data as of December 31, 2001, 2002 and 2003 have been derived from the audited consolidated financial statements of Calamos Family Partners, Inc. (formerly known as Calamos Holdings, Inc.). The selected historical combined income statement data for the year ended December 31, 2000 and the selected historical combined balance sheet data as of December 31, 2000 have been derived from the unaudited combined financial statements of entities that are now wholly owned by subsidiaries of Calamos Holdings LLC.
      For all periods presented through November 1, 2004, Calamos Family Partners, Inc. operated as an S corporation and was not subject to U.S. federal and certain state income taxes. Beginning November 2, 2004, we are subject to U.S. federal and certain state and local income taxes applicable to C corporations. As a result, income taxes prior to November 2, 2004 are not indicative of our expected future income taxes as a public company.
      You should read the following selected historical consolidated financial and other data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the historical consolidated financial statements and related notes, all included elsewhere in this Annual Report on Form 10-K.

							Proforma
							Combined
	Year Ended December 31,						Year Ended
					Jan. 1 to	Nov. 2 to	Dec. 31,
	2000(1)	2001	2002	2003	Nov. 1, 2004	Dec. 31, 2004	2004

	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)
	(In thousands, except per share data)
Income Statement Data:
Revenues
Investment management fees	$26,937	$37,578	$62,594	$109,052	$168,938	$41,787	$210,725
Distribution and underwriting fees	1,012	9,309	24,883	53,005	79,578	19,350	98,928
Other revenue	498	454	363	328	1,861	633	2,494

Total revenue	28,447	47,341	87,840	162,385	250,377	61,770	312,147
Operating expenses
Employee compensation and benefits	13,008	26,117	28,317	33,657	53,170	12,537	65,707
Distribution expenses	1,023	3,634	7,982	22,576	39,517	11,040	50,557
Amortization of deferred sales commissions	—	3,272	11,677	19,879	24,315	5,109	29,424
Marketing and sales promotion	3,165	2,210	6,002	8,949	16,694	2,228	18,922
General and administrative	4,340	7,300	7,849	8,906	11,445	2,622	14,067

Total operating expenses	21,536	42,533	61,827	93,967	145,141	33,536	178,677

Operating income	6,911	4,808	26,013	68,418	105,236	28,234	133,470
Other income (expense)	528	(563)	(899)	25	(1,487)	2,338	851

Income before minority interest and income taxes	7,439	4,245	25,114	68,443	103,749	30,572	134,321
Minority interest in investment in partnerships	—	—	—	—	—	1,322	1,322
Minority interest in Calamos Holdings LLC	—	—	—	—	—	22,609	22,609
Income before income tax	7,439	4,245	25,114	68,443	103,749	6,641	110,390
Income tax	96	69	383	1,117	1,567	2,649	4,216

Net income	$7,343	$4,176	$24,731	$67,326	$102,182	$3,992	$106,174

Earnings per share:
Basic	$0.08	$0.04	$0.26	$0.70	$1.06	$0.18
Weighted average shares outstanding(2)	96,800,000	96,800,000	96,800,000	96,800,000	96,800,000	22,700,100
Diluted	$0.08	$0.04	$0.26	$0.70	$1.06	$0.17
Weighted average shares outstanding(3)	96,800,000	96,800,000	96,800,000	96,800,000	96,800,000	100,491,409

	As of December 31,

	2000(1)	2001	2002	2003	2004

	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)
Balance Sheet Data (in thousands):
Investment securities	$6,956	$6,443	$6,860	$10,389	$147,521
Total assets	20,078	33,218	57,272	104,531	516,452
Long-term debt	4,014	6,866	10,945	23,008	150,000
Total liabilities	8,653	18,894	32,246	58,107	191,342
Minority Interest	—	—	10	11	166,616
Total stockholders’ equity	11,425	14,324	25,016	46,413	158,494
Assets Under Management (in millions):
Mutual funds	$529	$2,241	$5,712	$14,651	$26,951
Separate accounts	5,602	7,094	7,180	9,189	11,024

Total assets under management	$6,131	$9,335	$12,892	$23,840	$37,975

(1)	Incorporated on December 21, 2001, Calamos Family Partners, Inc. became the sole stockholder of Calamos Advisors, Calamos Financial Services and Calamos Property Management when it acquired each entity under a non-taxable Type D acquisitive reorganization, effectively transferring stock in exchange for the assets of each entity. The transaction was accounted for, at historical cost, as a combination of entities under common control. As such, for the period ended December 31, 2000, the financial statements presented are on a combined basis. In the opinion of management, such information contains all adjustments, consisting of necessary eliminating adjustments, necessary for a fair presentation of the financial condition items presented and results of operations.

(2)	Basic shares for the periods to November 2, 2004 reflect the 96,800,000 existing after giving effect to the formation transaction, whereby on October 15, 2004, Calamos Family Partners, Inc. contributed all of its assets and liabilities, including all equity interest in its wholly-owned subsidiaries, to Calamos Holdings LLC in exchange for 96,800,000 of the membership units of Calamos Holdings LLC.

(3)	Diluted shares outstanding for the period of November 2, 2004 to December 31, 2004 represent our weighted average Class A common stock after giving effect to the offering as of November 2, 2004. The diluted shares outstanding are calculated: (a) assuming Calamos Family Partners, Inc. and John P. Calamos, Sr. exchanged all of their membership units in Calamos Holdings LLC for, and converted all outstanding shares of our Class B common stock into, shares of our Class A common stock, in each case on a one-for-one basis and (b) including the effect of outstanding restricted stock unit and option awards. In calculating diluted earnings available to common shareholders for the period November 2, 2004 to December 31, 2004, an effective tax rate of 39.89% was applied to income before minority interest in Calamos Holdings LLC and income taxes of $29,250, resulting in earnings available to common shareholders of $17,582.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.
      We provide investment advisory services through our subsidiaries to institutions and individuals, managing $38.0 billion in client assets at December 31, 2004. We offer our clients a variety of investment products designed to suit their individual investment needs.
Assets Under Management
      Our operating results fluctuate primarily due to changes in the total value and composition of our assets under management. The following table details our assets under management, based on the six types of investment products we offer in the mutual fund and separate account categories, at December 31, 2002, 2003 and 2004.

	At December 31,

	2002	2003	2004

	(In millions)
Mutual Funds
Open-end funds	$4,872	$12,130	$20,921
Closed-end funds	840	2,521	6,030

Total mutual funds	5,712	14,651	26,951
Separate Accounts
Institutional accounts	1,964	2,674	3,332
Managed accounts	5,097	6,241	7,091
Private client accounts	104	258	527
Alternative investments	15	16	74

Total separate accounts	7,180	9,189	11,024

Total assets under management	$12,892	$23,840	$37,975

      The value and composition of our assets under management are, and will continue to be, influenced by a variety of factors including, among other things:

•	purchases and redemptions of shares of the open-end funds and other investment products;

•	fluctuations in the financial markets around the world that result in appreciation or depreciation of assets under management; and

•	our introduction of new investment strategies and products.
      In order to increase our assets under management and expand our business, we must develop and market investment products that suit the individual investment needs of our target clients — investors seeking superior risk-adjusted returns over the long term. The value and composition of our assets under management and our ability to continue to attract clients will depend on a variety of factors including, among other things:

•	our ability to educate our target clients about our investment philosophy and provide them with best-in-class service;

•	the relative investment performance of our investment products as compared to competing offerings and market indices;

•	competitive conditions in the mutual fund, asset management and broader financial services sectors;

•	investor sentiment and confidence; and

•	our decision to close strategies when deemed in the best interests of our clients.
Investment Products

Mutual Funds
      Mutual funds include registered open-end funds and registered closed-end funds.
      Open-End Funds. Open-end funds are continually offered and are not listed on an exchange. Open-end funds issue new shares for purchase and redeem shares from those shareholders who sell. The share price for purchases and redemptions of open-end funds is determined by each fund’s net asset value, which is calculated at the end of each business day. Assets under management in open-end funds vary as a result of both market appreciation and depreciation and the level of new purchases or redemptions of shares of a fund.

      Through our subsidiary, Calamos Financial Services LLC, we offer several share classes in each open-end fund to provide investors with alternatives to best suit their investment needs.

•	Class A shares of the open-end funds represented $13.2 billion and $7.2 billion of our assets under management as of December 31, 2004 and December 31, 2003, respectively. These shares provide for a front-end sales charge at the time of investment. The sales charge is equal to a maximum of 4.75% of the amount invested. We retain an underwriting fee representing a portion of this sales charge and pay any remaining amounts to the selling firm, except where our subsidiary, Calamos Financial Services, is the broker of record, in which case we retain the entire sales charge. We received underwriting fees of $9.4 million and $5.7 million for the year ended December 31, 2004 and the year ended December 31, 2003, respectively. We receive Rule 12b-1 distribution and service fees on Class A shares at a rate of 0.25% of Class A share assets under management, which is generally offset by a 0.25% fee paid to third-party selling agents. For the year ended December 31, 2004 and the year ended December 31, 2003, we received Class A share Rule 12b-1 fees of $25.3 million and $12.0 million, respectively. For the same periods, we made Class A share Rule 12b-1 payments to selling firms of $22.6 million and $10.4 million, respectively.

•	Class B shares of the open-end funds represented $2.1 billion and $1.4 billion of our assets under management as of December 31, 2004 and December 31, 2003, respectively. Investors in Class B shares do not pay a sales charge at the time of investment; instead, we pay an upfront commission equal to 4.0% of the amount invested directly to the selling firm when the investment is made. This advance payment is capitalized when paid as a deferred sales commission asset. For the year ended December 31, 2004 and the year ended December 31, 2003, we made Class B share commission payments to selling firms of $22.7 million and $24.5 million, respectively. If the investor sells Class B shares within one year of investment, we receive from the proceeds of the sale a contingent deferred sales charge, often referred to as a CDSC, equal to 5.0% of the lesser of the redemption price or purchase price excluding amounts not subject to the charge. This contingent deferred sales charge generally decreases by 1.0% per year beginning on the first anniversary of the investment and terminates completely after six years of ownership. For the year ended December 31, 2004 and the year ended December 31, 2003, we received Class B share CDSC payments of $3.4 million and $2.2 million, respectively. We receive Rule 12b-1 fees on Class B shares at the rate of 1.0% of Class B share assets under management (consisting of a 0.75% distribution fee and a 0.25% service fee) and record these fees as distribution and underwriting fee revenue. We make Class B share Rule 12b-1 service fee payments to the selling firm at the rate of 0.25% of Class B share assets under management and record these payments as a distribution expense. The Rule 12b-1 fees that we retain help us recover the upfront commissions that we paid to the selling firm. Rule 12b-1 payments continue for eight years, at which point Class B shares automatically convert into Class A shares. For the year ended December 31, 2004 and the year ended December 31, 2003, we received Class B share Rule 12b-1 fees of $17 million and $9.7 million, respectively. For the same periods, we made Class B share Rule 12b-1 payments to selling firms of $4.3 million and $2.4 million, respectively.

•	Class C shares of the open-end funds represented $5.3 billion and $3.4 billion of our assets under management as of December 31, 2004 and December 31, 2003, respectively. Investors in Class C shares do not pay a sales charge at the time of investment; instead, we pay an upfront commission equal to 1.0% of the amount invested directly to the selling firm when the investment is made. This advance payment is capitalized when paid as a deferred sales commission asset. For the year ended December 31, 2004 and the year ended December 31, 2003, we made Class C share commission payments to selling firms of $18.9 million and $16.2 million, respectively. If the investor sells Class C shares within one year of investment, we receive from the proceeds of the sale a CDSC equal to 1.0% of the lesser of the redemption price or purchase price excluding amounts not subject to the charge. For the year ended December 31, 2004 and the year ended December 31, 2003, we received Class C share CDSC payments of $0.9 million and $0.7 million, respectively. We receive Rule 12b-1 fees on Class C shares at the rate of 1.0% of Class C share assets under management (consisting of a 0.75% distribution fee and a 0.25% service fee) and record these fees as distribution and underwriting fee revenue. We make Class C share Rule 12b-1 distribution and service fee payments to the selling firm beginning in the second year following the sale at the rate of 1.0% of Class C share assets under management and record these payments as a distribution expense. The first year’s Rule 12b-1 fee helps us to recoup the up front commission we paid to the selling firm. For the year ended December 31, 2004 and the year ended December 31, 2003, we received Class C share 12b-1 fees of $42.4 million and $22.4 million, respectively. For the same periods, we made Class C share Rule 12b-1 payments to selling firms of $22.6 million and $9.4 million, respectively.

•	Class I shares of the open-end funds represented $0.3 billion and $0.2 billion of our assets under management as of December 31, 2004 and December 31, 2003, respectively. These shares do not provide for a load and are generally offered to individual and institutional investors making initial investments of $5 million or more.

      Closed-End Funds. Closed-end funds typically sell a finite number of shares to investors through underwritten public offerings, unlike open-end funds, which continually offer new shares to investors. After the public offerings, investors buy closed-end fund shares from, and sell those shares to, other investors through an exchange or broker-dealer market. All three of the closed-end funds for which Calamos Advisors is the investment advisor currently use leverage by issuing preferred securities to increase their total assets. Assets under management in closed-end funds vary due to the amount of assets raised in underwritten public offerings, the amount of leverage utilized and market appreciation or depreciation. In addition, in a typical underwritten public offering, investors are charged a 4.5% commission by the selling firms. We do not receive or pay commissions in connection with sales of closed-end fund shares, although we may pay asset based distribution and service fees, as well as, one-time distribution and service fees to underwriters of underwritten public offerings of closed-end funds. We incurred $6 million of these one-time fees during the year ended December 31, 2004, but did not incur any such one-time distribution and service fees during the year ended December 31, 2003.

Separate Accounts
      Separate accounts include institutional accounts, managed accounts, private client accounts and alternative investments. Fund flows into and out of such accounts, which we refer to as purchases and redemptions, affect our level of assets under management. Assets under management from these accounts also vary as a result of market appreciation and depreciation. Our revenues from separate accounts are derived from investment management fees that we charge. In the case of alternative investment products, we also may earn performance fees.

•	Institutional accounts are separately managed accounts for institutional investors such as public and private pension funds, public funds and endowment funds.

•	Managed accounts are separately managed accounts for individual and institutional investors offered primarily through national and regional broker-dealers. Managed accounts may be structured as investment management agreements between us and the investor directly or between us and the broker-dealer.

•	Private client accounts are separately managed accounts for individual investors offered directly by us.

•	Alternative investments include non-registered investment vehicles, primarily hedge funds, offered directly by us to qualified individual and institutional investors.
Revenues
      Our revenues are substantially comprised of investment management fees earned under contracts with the mutual funds and separate accounts managed by our subsidiaries. The distribution of assets under management among our investment products also will have an impact on our investment management fees, as some products carry different fees than others. Investment management fees may fluctuate based on a number of factors, including the following:

•	total value and composition of our assets under management;

•	market appreciation or depreciation;

•	level of net purchases and redemptions, which represent the sum of new client assets, additional funding from existing clients, withdrawals of assets from and termination of client accounts and purchases and redemptions of mutual fund shares;

•	distribution of assets under management among our investment products;

•	recent regulatory initiatives designed to increase the independence of mutual fund directors, as well as recent trends in the investment management industry generally, may result in downward pressure on our investment management fees;

•	a determination by the independent directors of the mutual funds to terminate or significantly alter the funds’ investment management agreements with us; and

•	increased competition.
      Our revenues also are comprised of distribution and underwriting fees. Asset-based distribution and/or service fees received pursuant to Rule 12b-1 plans, discussed below, are a significant component of distribution and underwriting fees. Distribution and underwriting fees may fluctuate based on a number of factors, including the following:

•	total value and composition of our assets under management generally and by share class;

•	market appreciation or depreciation;

•	the level of purchases and redemptions; and

•	recent regulatory and legislative initiatives, including the Mutual Fund Reform Act of 2004, which would, among other things, eliminate Rule 12b-1 distribution and/or service fees, if adopted.

Investment Management Fees
      Investment management fees that we receive from mutual funds for which our subsidiaries act as investment advisor are computed monthly on an average daily net asset basis. Investment management fees that we earn on separate accounts for which our subsidiaries act as investment advisor are computed quarterly, either in advance or in arrears, based on the assets under management balance at the beginning or end of the quarterly period. We recognize the revenues derived from these fees over the period during which our subsidiaries render their investment advisory services. Investment management fees that are calculated on assets at the beginning of the quarter are the actual fees billed to clients and are recorded as unearned income and recognized evenly throughout the quarter.
      In the case of our alternative investment products, we may earn performance fees in addition to investment management fees. A typical performance fee structure would include an asset-based fee, as well as a fixed percentage of investment gains. Historically, performance fees have not been a material source of revenues for us. However, in the future, as we continue to expand our alternative product offerings and assets under management through offerings, such as the Calamos Equity Opportunities Fund LP, we expect performance fees to become a more significant source of revenues.

Distribution and Underwriting Fees
      Distribution and underwriting fees include (1) asset-based distribution and/or service fees received pursuant to Rule 12b-1 plans, (2) front-end sales charges and (3) contingent deferred sales charges.
      Rule 12b-1 distribution and/or service fees are asset-based fees that open-end funds pay us over time pursuant to distribution plans adopted under provisions of Rule 12b-1 under the Investment Company Act.

These fees are typically calculated as a percentage of average daily net assets under management in specific share classes of the open-end funds. These fees fluctuate with both the level of average daily net assets under management and the relative mix of assets between share classes. Rule 12b-1 fees are generally offset by distribution and service expenses paid during the period, as well as the amortization of deferred sales commissions previously paid by us to third parties.
      We earn front-end sales charges on the sale of Class A shares of open-end funds, which provide for a sales charge at the time of investment. We retain a portion of the applicable sales charge and, if Calamos Financial Services acts as the broker-dealer for the account, we would retain the entire sales charge. Sales charges are waived on sales to shareholders or intermediaries that exceed specified minimum dollar amounts and other specified conditions. Sales charges fluctuate with both the level of Class A share sales and the mix of Class A shares offered with and without a sales charge.
      Contingent deferred sales charges are earned on redemptions of certain Class B shares within six years of purchase and on certain redemptions of Class C shares within one year of purchase. Contingent deferred sales charges fluctuate primarily based on the length of the investment in Class B and Class C shares. Waivers of contingent deferred sales charges apply under certain circumstances.

Other Revenues
      Since April 1, 2004, other revenues have consisted, and in future periods are expected to consist, primarily of portfolio accounting fees, which are contractual payments calculated as a percentage of combined assets of the mutual funds for financial accounting services, such as expense accrual and tax calculations. For the period from April 1, 2004 through December 31, 2004, we received $1.9 million in portfolio accounting fees. The fees were calculated using the daily average assets of the open-end and closed-end funds managed by Calamos Advisors (excluding the Calamos Convertible Opportunities and Income Fund) and are based on a declining rate of 0.0175% to 0.0110% of the combined assets of those funds.
Operating Expenses
      Our operating expenses may fluctuate due to a number of factors, including the following:

•	variations in the level of total compensation expense due to, among other things, bonuses, changes in our employee count and mix, and competitive factors;

•	changes in distribution expense as a result of fluctuations in mutual fund sales, level of redemptions and market appreciation or depreciation of assets under management

•	the amount of Rule 12b-1 distribution and/or service fees that we receive, as well as our continued ability to receive those fees in the future, which would affect the amortization expenses associated with the receipt of these fees;

•	changes in the level of our marketing and promotion expenses in response to market conditions, including our efforts to further penetrate our existing distribution channels;

•	expenses and capital costs, such as technology assets, depreciation, amortization, and research and development, incurred to maintain and enhance our administrative and operating services infrastructure;

•	unanticipated costs that may be incurred to protect investor accounts and the goodwill of our clients; and

•	disruptions of services, including those provided by third parties, such as facilities, communications, power, and the mutual fund transfer agent and accounting systems.

Employee Compensation and Benefits
      Our largest operating expense is employee compensation and benefits expense, which includes salaries, deferred and incentive compensation and related benefits costs. Employee compensation and benefits, including the compensation of our executive officers, are benchmarked against industry compensation standards. Our operating expenses through November 1, 2004 reflect changes in the value of our equity appreciation units, or EAUs. In order to attract and retain qualified personnel, we must maintain competitive employee compensation and benefits. We have experienced a general rise in employee compensation and benefits expenses over time and expect this trend to continue.
      We use a fair value method in recording compensation expense for restricted stock units and stock options granted under our incentive stock plans. Under the fair value method, compensation expense is measured at the grant date based on the estimated fair value of the award and is recognized as an expense over the vesting period. Fair value is determined on the date granted using the Black-Scholes option pricing model for the stock options and is determined by the market value of the underlying stock for restricted stock units.

Distribution Expense
      Distribution expense includes payments we make to broker-dealers and other intermediaries for selling, underwriting, servicing and administering mutual funds. This expense is influenced by new mutual funds sales, levels of redemptions and market appreciation or depreciation of assets under management in these products. With respect to open-end funds, this expense is comprised of Rule 12b-1 distribution and/or service fee payments to the selling firms.

Amortization of Deferred Sales Commissions
      As discussed above, we pay commissions to selling firms upon the sale of Class B and C shares of open-end funds. As we pay these commissions, we create a deferred sales commission asset on our balance sheet. We amortize this asset over the period in which we receive related asset-based distribution and/or service fees pursuant to Rule 12b-1 plans. Amortization expenses generally offset the Rule 12b-1 fees we receive from the funds’ shareholders over this same period. In addition, because Rule 12b-1 fees cease upon the redemption of open-end fund shares, amortization expenses are accelerated when shares are redeemed, resulting in the reduction of the deferred sales commission asset. For more information on our financing of the sales of Class B and Class C shares in the open-end funds, see “— Liquidity and Capital Resources.”

Other Operating Expenses
      Other operating expenses include marketing and sales promotion expenses and general and administrative expenses. Marketing and sales promotion expenses generally vary based on the type and level of marketing, educational, sales or other programs in operation and include closed-end fund marketing costs and ongoing and one-time payments to broker-dealers. In addition, we are subject to supplemental compensation payments to third-party selling agents, which are a component of marketing and sales promotion expense. As the mutual funds managed by Calamos Advisors have grown in size and recognition, beginning in 1998 a limited number of our third-party selling agents began requesting supplemental compensation payments, and subsequently, certain of those agents have requested increases in the amounts of such payments. However, as a percentage of revenues, supplemental compensation payments have been decreasing over time. We expect this trend to continue as we seek to expand our distribution efforts to channels that do not require such payments. In connection with closed-end funds, we make fee payments to certain underwriters for distribution, consulting and/or support services rendered during or after the offering period of each closed-end fund. These fees are based on contractual agreements with various underwriting firms and are either paid over time based on the average daily net assets of such funds or are paid at the close of the offering period based on the amount of assets raised during the offering. General and administrative expenses primarily include occupancy-related costs and professional and business services and generally increase and decrease in relative proportion to the number of employees retained by us and the overall size and scale of our business operations. We expect that the expenses associated with leasing our new headquarters beginning in mid-2005 will increase our occupancy expense by approximately $3 million per year.

Other Income (Expense), Net
      Other income (expense), net represents net investment gains or losses from our investment portfolio, as well as dividends and net interest income or expense. Historically, other income (expense), net has not been a material portion of our pre-tax earnings. However, because a significant portion of the net proceeds from the debt offering that we completed in April 2004 and the net proceeds from our initial public offering constitute corporate capital that will be invested into products generating investment income, we expect that the impact of other income (expense), net will be more significant in future periods. For more information on our liquidity and capital resources, see “— Liquidity and Capital Resources.”
Minority Interest
      As sole manager of Calamos Holdings LLC, we consolidate the financial results of Calamos Holdings LLC with ours. In light of Calamos Family Partners, Inc.’s and John P. Calamos, Sr.’s 77% aggregate ownership interest in Calamos Holdings LLC as of December 31, 2004, we reflect their ownership as a minority interest in our statements of financial condition and statements of income. Our historical results are those of Calamos Family Partners, Inc., as our predecessor company. As a result, our income before income taxes, after excluding Calamos Family Partners, Inc.’s and John P. Calamos, Sr.’s minority interest, represent approximately 23% of Calamos Holdings LLC’s net income, and similarly, outstanding shares of our Class A common stock represent 23% of the outstanding membership units of Calamos Holdings LLC.
      Calamos Partners is the general partner of the Calamos Equity Opportunities Fund LP, an unregistered investment partnership, and beginning in December 2004 certain subsidiaries of the company have an interest (45.5%) in this partnership. At December 31, 2004 the limited partners in Calamos Equity Opportunities Fund LP did not have “important rights,” as defined by AICPA Statement of Position No. 78-9, due to their affiliation with the company. As a result, the company is deemed to have control of this partnership and is required to consolidate the financial statements of Calamos Equity Opportunities Fund LP with the company’s results. As partnerships are created to launch new products, subsidiaries of the company as well as affiliates may invest in these entities. As with Calamos Equity Opportunities Fund LP, the size of affiliated investments relative to the investments by third parties may require us to consolidate the financial statements of new partnerships into the company’s results as well.
Income Taxes
      Prior to our initial public offering, Calamos Family Partners, Inc. elected to be taxed as an “S” corporation under the Internal Revenue Code. Therefore, the income and expenses of Calamos Family Partners, Inc. were included in the income tax returns of its stockholders. Calamos Family Partners, Inc. was subject only to Illinois replacement tax and other state taxes, resulting in an effective tax rate of 1.5%. The Company, however, is subject to income taxes applicable to C corporations. We have determined our effective tax rate to be 39.9% for the period November 2, 2004 through December 31, 2004.
      The IRS has determined that for tax purposes, effective December 30, 2003, investment managers can immediately expense upfront sales commission payments on Class B and Class C open-end fund shares. Prior to this ruling, we capitalized those payments and amortized the expenses for Class B and Class C shares over a five-year and one-year period, respectively. As a result, our current tax obligations will be reduced.
Dilutive Effect of Issuance of New Shares of Class A Common Stock
      When we issue new shares of Class A common stock, including upon the exercise or conversion of options or restricted stock units granted pursuant to our incentive compensation plan, our existing Class A common stockholders will experience dilution with regard to their indirect ownership interest in the equity of Calamos Holdings LLC.
      In accordance with our amended and restated certificate of incorporation and the amended and restated limited liability company agreement pursuant to which Calamos Holdings LLC is governed, the net cash proceeds received by us from any future issuance of shares of Class A common stock, including upon the exercise or conversion of options or restricted stock units granted under our incentive compensation plan, will be concurrently transferred to Calamos Holdings LLC in exchange for newly issued membership units equal in number to such number of shares of Class A common stock issued by us. The number of outstanding membership units owned by us will, therefore, equal the number of outstanding shares of our Class A common stock at all times. As a result, the amount of dilution that existing Class A common stockholders will experience with regard to their equity interest in Calamos Holdings LLC as a result of the issuance of additional shares of our Class A common stock will not be adversely affected by our holding company structure.
      The foregoing can be illustrated by considering the dilutive effect on existing Class A common stockholders of the issuance of the 2,070,666 shares of Class A common stock that were issued in connection with our initial public offering if the 720,454 options and the 1,350,212 restricted stock units were exercised or converted. Upon exercise and conversion of the 2,070,666 shares, our existing public stockholders’ ownership of our capital stock would decline from approximately 100% to 91.74%, but, as a result of the issuance of 2,070,666 additional membership units to us, our ownership interest in Calamos Holdings LLC would increase from 23.0% to 24.56%. Accordingly, our existing public stockholders’ indirect ownership interest in the equity of Calamos Holdings LLC would decline from 23.0% to approximately 22.53%, representing dilution of approximately 2.03%.
      Alternatively, assume that Calamos Family Partners, Inc. and John P. Calamos, Sr. exchanged all of their membership units in Calamos Holdings LLC for, and Calamos Family Partners, Inc. converted all of its shares of our Class B common stock into, shares of Class A common stock. In this event, Calamos Family Partners, Inc. and John P. Calamos, Sr. would own 77.0% of our outstanding Class A common stock, the existing public holders of our Class A common stock would own 23.0% of our Class A common stock, and we would own 100% of the equity interest in Calamos Holdings LLC. Upon the issuance of the 2,070,666 new shares of Class A common stock described above, the percentage of our capital stock, and therefore the percentage of Calamos Holdings LLC’s equity, owned by our existing public stockholders would decline from 23.0% to 22.53%, representing the same 2.03% dilution illustrated above.
Recent Developments in the Regulation of the Mutual Fund Industry
      There have been significant recent developments in the regulation of the mutual fund industry in response to improprieties that have recently been discovered in the industry. We are uncertain as to the implementation of new rules and requirements and the impact these rules and requirements may have on our business and expenses. For additional information about the regulations applicable to our business, see “Regulatory Environment.”
Reorganization and Holding Company Structure
      Prior to our initial public offering, our business was conducted by Calamos Family Partners, Inc. (formerly known as Calamos Holdings, Inc.), which is wholly-owned by members of the Calamos family and Calamos family trusts. On October 15, 2004, Calamos Family Partners, Inc. contributed all of its assets and liabilities, including all of the equity interests in its wholly-owned subsidiaries, to Calamos Holdings LLC in exchange for 100% of the membership units in Calamos Holdings LLC. This transaction established Calamos Holdings LLC as the owner and operator of the business conducted by Calamos Family Partners, Inc. and its subsidiaries.
      On November 2, 2004, we closed our initial public offering of 20.0 million shares of Class A common stock and received $335.7 million in proceeds, net of the underwriting discount. On November 8, 2004, we sold an additional 3.0 million shares of common stock pursuant to the exercise of the underwriters’ over-allotment option and received net proceeds of $50.4 million, net of the underwriter’s discount. We used $49.8 million of the proceeds to purchase 3.0 million newly issued membership units directly from Calamos Holdings LLC and $332.3 to purchase 20.0 million membership units (3.0 million of which were purchased in connection with the over-allotment option) in Calamos Holdings LLC from Calamos Family Partners, Inc. In connection with our initial acquisition of membership units, we became the sole manager of Calamos Holdings

LLC and are conducting the business previously conducted by Calamos Family Partners, Inc. and its subsidiaries.
Operating Results

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
      On Nov. 2, 2004, we became the sole manager of Calamos Holdings LLC and are now conducting the business previously conducted by Calamos Family Partners, Inc. Accordingly, reported results for the periods from January 1, 2004 through November 1, 2004 reflect the operations for Calamos Family Partners, Inc. and its subsidiaries (Predecessor). Reported results for the period from November 2, 2004 through December 31, 2004 reflect the results of operations for Calamos Asset Management, Inc. We have combined the periods in the table below. We believe that the combined results of these two periods provide a more meaningful basis for period-to-period comparisons of the company’s results.

				Pro Forma
(In thousands except per share and share data)				Combined Year
	Year Ended	January 1 to	November 2 to	Ended
	December 31,	November 1,	December 31,	December 31,
	2003	2004	2004	2004

	(Predecessor)	(Predecessor)
Revenues:
Investment management fees	$109,052	$168,938	$41,787	$210,725
Distribution and underwriting fees	53,005	79,578	19,350	98,928
Other	328	1,861	633	2,494

Total revenues	162,385	250,377	61,770	312,147

Expenses:
Employee compensation and benefits	33,657	53,170	12,537	65,707
Distribution and underwriting expenses	22,576	39,517	11,040	50,557
Amortization of deferred sales commissions	19,879	24,315	5,109	29,424
Marketing and sales promotion	8,949	16,694	2,228	18,922
General and administrative	8,906	11,445	2,622	14,067

Total expenses	93,967	145,141	33,536	178,677

Operating Income	68,418	105,236	28,234	133,470

Other income (expenses):
Interest expense	(999)	(4,627)	(1,339)	(5,966)
Investment income and other income	1,024	3,140	3,677	6,817

Total other income (expenses), net	25	(1,487)	2,338	851

Income before minority interest and income taxes	68,443	103,749	30,572	134,321
Minority interest in partnership investments	—	—	1,322	1,322
Income before minority interest in Holdings and income taxes	68,443	103,749	29,250	132,999

Minority interest in Holdings	—	—	22,609	22,609

Income before income taxes	68,443	103,749	6,641	110,390
Income taxes	1,117	1,567	2,649	4,216

Net income	$67,326	$102,182	$3,992	$106,174

Earnings per share, basic	$0.70	$1.06	$0.18
Weighted average shares outstanding, basic	96,800,000	96,800,000	22,700,100
Earnings per share, diluted	$0.70	$1.06	$0.17
Weighted average shares outstanding, diluted	96,800,000	96,800,000	100,491,409

Assets Under Management
      Assets under management increased by $14.1 billion, or 59%, to $38.0 billion at December 31, 2004 from $23.8 billion at December 31, 2003. At December 31, 2004, our assets under management consisted of 71%

mutual funds and 29% separate accounts, as compared to 61% mutual funds and 39% separate accounts at December 31, 2003.

	Year Ended
	December 31,		Period-to-Period

	2003	2004	$ Change	% Change

			(In millions)
	(In millions)
Mutual Funds
Beginning assets under management	$5,712	$14,651	$8,939	156%
Net purchases	6,556	9,776	3,220	49%
Market appreciation	2,383	2,524	141	6%

Ending assets under management	14,651	26,951	12,300	84%

Average assets under management	9,752	20,850	11,098	114%

Separate Accounts
Beginning assets under management	7,180	9,189	2,009	28%
Net purchases	475	804	329	69%
Market appreciation	1,534	1,031	(503)	33%

Ending assets under management	9,189	11,024	1,835	20%

Average assets under management	8,085	9,857	1,772	22%

Total Assets Under Management
Beginning assets under management	12,892	23,840	10,948	85%
Net purchases	7,031	10,580	3,549	50%
Market appreciation	3,917	3,555	(362)	9%

Ending assets under management	23,840	37,975	14,135	59%

Average assets under management	$17,837	$30,707	$12,870	72%

      Mutual fund net purchases increased by $3.2 billion, or 49%, to $9.8 billion for the year ended December 31, 2004 from $6.6 billion for the prior year. The increase in mutual fund net purchases was largely attributable to a large closed-end fund offering during 2004 and to increased sales of Calamos Growth Fund and Calamos Growth and Income Fund. We expect future mutual fund purchases to be offset by an increasing amount of redemptions, which generally result from increasing mutual fund assets under management. Closed-end fund offerings contributed significantly to net purchases for the year ended December 31, 2004, with $3.3 billion in closed-end fund assets under management added during that period, as compared to $1.5 billion added for the year ended December 31, 2003. Because closed-end funds do not continually offer new shares to investors, increases in net purchases of closed-end funds are entirely dependent on our ability to consummate closed-end fund offerings. Market demand for closed-end fund offerings is difficult to predict. We intend to monitor the market and pursue opportunities as they present themselves and when doing so would be consistent with our business strategy. Open-end fund net purchases increased to $6.5 billion for the year ended December 31, 2004 from $5.1 billion for the prior year. Separate account net purchases increased to $804 million for the year ended December 31, 2004 from $475 million for the prior year. Although our convertible strategy was closed to new accounts in mid-2003 and remained closed throughout 2004, sales of equity separate accounts drove an overall increase in net purchases. We have closed certain separate account strategies to new accounts in the past and may do so in the future as conditions require.

Revenues
      Total revenues increased by $149.8 million, or 92%, to $312.1 million for the year ended December 31, 2004 from $162.4 million for the year ended December 31, 2003. The increase was due to increases in both investment management fees and distribution and underwriting fees. We expect revenues to increase during

2005 as we earn investment management fees on the significant amount of assets under management added in 2004. We also expect to continue to emphasize sales of investment products that allow us to generate higher fees, although we cannot be certain that we will be able to do so successfully.

	Year Ended December 31,		Period-to-Period

	2003	2004	$ Change	% Change

	(In thousands)		(In thousands)
Investment management fees	$109,052	$210,725	$101,673	93%
Distribution and underwriting fees	53,005	98,928	45,923	87%
Other	328	2,494	2,166	660%

Total revenues	$162,385	$312,147	$149,762	92%

      Investment management fees increased by $101.7 million, or 93%, to $210.7 million for the year ended December 31, 2004 from $109.0 million for the prior year as a result of a $12.9 billion increase in average assets under management. The overall growth in investment management fees was due primarily to an increase in mutual fund investment management fees, which increased to $162.7 million for the year ended December 31, 2004 from $72.1 million for the prior-year. Open-end fund investment management fees increased to $123.3 million for the year ended December 31, 2004 from $61.9 million for the prior year as a result of an increase in open-end fund average assets under management of $7.9 billion. Closed-end fund investment management fees increased to $39.4 million for the year ended December 31, 2004 from $10.2 million for the prior year as a result of an increase in closed-end fund average assets under management of $3.2 billion. Investment management fees as a percentage of average assets under management increased to an annualized rate of 0.69% at December 31, 2004 from an annualized rate of 0.61% at December 31, 2003 as the mutual fund assets under management, which generally carry higher investment management fees than our separate accounts, increased as a percentage of our total assets under management.
      Distribution and underwriting fees increased by $45.9 million, or 87%, to $98.9 million for the year ended December 31, 2004 from $53.0 million for the prior year, primarily due to an increase in sales of open-end fund shares and a $7.9 billion increase in open-end funds average assets under management.
      Other revenues were $2.5 million for the year ended December 31, 2004, including $1.9 million of portfolio accounting fees earned from mutual funds based on an agreement beginning April 1, 2004.

Operating Expenses
      Operating expenses increased by $84.7 million, or 90%, to $178.7 million for the year ended December 31, 2004 from $94.0 million for the year ended December 31, 2003. The increase was primarily due to increases in employee compensation and benefits and distribution expenses.

	Year Ended
	December 31,		Period-to-Period

	2003	2004	$ Change	% Change

	(In thousands)		(In thousands)
Employee compensation and benefits	$33,657	$65,707	$32,050	95%
Distribution expense	22,576	50,557	27,981	124%
Amortization of deferred sales commissions	19,879	29,424	9,545	48%
Marketing and sales promotion	8,949	18,922	9,973	111%
General and administrative	8,906	14,067	5,161	58%

Total operating expenses	$93,967	$178,677	$84,710	90%

      Employee compensation and benefits increased by $32.1 million, primarily due to additional expense of $12.1 million related to salary and benefits as we continued to expand our staffing levels to support our growth, as well as $20.0 million for incentive compensation based primarily on our financial performance, with $6.3 million of this increase related to the increase in value of the EAU plan, which was terminated in October

2004. Although we expect our employee compensation and benefits expense to increase as we expand our alternative investment business, we do not anticipate the fluctuation in compensation expense as a result of the changes in the enterprise value that we experienced with the variable EAU plan, because our new incentive stock plans are accounted for using fair value provisions that are fixed on the grant date. Only new issuances and forfeitures will impact the future expense associated with the incentive stock plans. Distribution expense increased by $28.0 million, or 124%, primarily due to growth of average open-end fund assets under management, as well as the aging of open-end fund Class C shares. Of the $28.0 million increase in distribution expense, $14.9 million was primarily due to the growth of average open-end fund assets under management and $13.2 million was primarily due to the aging of Class C shares. Class C share assets do not generate distribution expense in the first year following their sale because we retain the Rule 12b-1 fees during that first year (to offset the upfront commissions that we pay), but they do generate a distribution expense in subsequent years as we pay the Rule 12b-1 fees to the selling firms. Although the Rule 12b-1 fee rates we paid to broker-dealers and other intermediaries in the year ended December 31, 2004 did not change from the rates paid in the prior year, we expect distribution expense to increase to the extent our sales of mutual funds and assets under management continue to grow. Amortization of deferred sales commissions increased by $9.5 million, or 48%, primarily due to increased commissions advanced on purchases of Class B and C shares of open-end funds. Purchases of Class B and C shares increased by 11% over the prior year. Marketing and sales promotion expense increased to $18.9 million for the year ended December 31, 2004 from $8.9 million for the prior year. The increase of $10.0 million is attributable to supplemental compensation payments to third-party selling agents, which increased by $9.8 million to $15.1 million, including a $6.0 million one-time fee to underwriters of a closed-end fund offering that we incurred during the period. We expect supplemental compensation payments to continue to increase to the extent that our funds gain assets. General and administrative expense increased by $5.2 million primarily due to a $2.1 million increase in professional and business services expenses.

Other Income (Expense), Net
      Other income (expense), net was a net other income of $0.9 million for the year ended December 31, 2004 as compared to a net other income of approximately $25,000 for the year ended December 31, 2003. Investment and other income included a gain of approximately $2.0 million related to the Real Estate Distribution and other investment income of $3.8 million. These gains were partially offset by a $5.0 million increase in interest expense resulting from our repayment in April 2004 of $25.8 million of outstanding debt with a LIBOR based variable rate and issuance of $150.0 million aggregate principal amount of Senior Unsecured Notes due 2011 with a fixed rate of 5.24%.

	Year Ended
	December 31,		Period-to-Period

	2003	2004	$ Change	% Change

	(In thousands)		(In thousands)
Investment and other income	$1,024	$6,817	$5,793	566%
Interest expense	(999)	(5,966)	(4,967)	497%

Total other income (expense), net	$25	$851	$826	*

*	Not meaningful.

Net Income
      Management believes that pro forma results provide a more meaningful representation of the company’s performance for the 12 months ended December 31, 2004. The following pro forma results give effect to the company’s 2004 reorganization, including its initial public offering, as if it had occurred at the beginning of the year presented.1, 2, 3 In addition, pro forma diluted earnings per share reflect the effect of exchanging all membership interests in Calamos Holdings LLC not held by the company for Class A shares of the company. The most significant pro forma adjustments relate to the minority interest of Calamos Family Partners, Inc. and to income taxes, as Calamos Family Partners, Inc. historically operated as an S corporation.

      Comparing pro forma net income for 2004 with net income for 2003 is not meaningful due to different tax treatments for these two periods. The reorganization and change in ownership made the company subject to additional income taxes for the period November 2, 2004 through December 31, 2004 that did not apply to 2003.

(In thousands except per share and share			Pro Forma
data)			Combined		Pro Forma
	Jan. 1 to	Nov. 2 to	Year Ended	Pro Forma	Year Ended
	Nov. 1, 2004	Dec. 31, 2004	Dec. 31, 2004	Adjustments	Dec. 31, 2004

	(Predecessor)
Total revenues(1)	$250,377	$61,770	$312,147	$(157)	$311,990
Total expenses(1)	145,141	33,536	178,677	(8)	178,669

Operating income	105,236	28,234	133,470	(149)	133,321
Total other income (expense), net(1)	(1,487)	2,338	851	(1,808)	(957)

Income before minority interest and income taxes	103,749	30,572	134,321	(1,957)	132,364
Minority interest in partnership investments	—	(1,322)	(1,322)	—	(1,322)

Income before minority interest in Calamos Holdings LLC and income taxes	103,749	29,250	132,999	(1,957)	131,042
Minority interest in Calamos Holdings LLC(2)	—	(22,609)	(22,609)	(78,293)	(100,902)

Income before income taxes	103,749	6,641	110,390	(80,250)	30,140
Income taxes(3)	1,567	2,649	4,216	7,805	12,021

Net income	$102,182	$3,992	$106,174	$(88,055)	$18,119

Pro forma earnings per share, basic	$1.06	$0.18			$0.79

Weighted average shares outstanding, basic(4)	96,800,000	22,700,100			23,000,100

Calculation of pro forma earnings per share, diluted, assuming exchange of membership units:
Income before minority interest in Calamos Holdings LLC and income taxes		$29,250			$131,042
Impact of income taxes		11,668			52,273

Proforma net income		$17,582			$78,769

Pro forma earnings per share, diluted	$1.06	$0.17			$0.79

Weighted average shares outstanding, diluted(5)	96,800,000	100,491,409			100,080,642

Notes to Pro Forma Adjustments:

(1)	Represents the adjustment related to the Real Estate Distribution based on actual amounts recorded during the periods presented.

(2)	Represents an adjustment to increase Calamos Asset Management, Inc.’s minority interest allocation to 77 percent. Minority interest was determined by multiplying the combined income before minority interest and taxes by Calamos Family Partners, Inc.’s and John P. Calamos, Sr.’s 77 percent aggregate ownership. The minority interest adjustment is presented based on the combined income for the periods presented.

(3)	Reflects the impact of federal and state income taxes on the income allocated from Calamos Holdings LLC to Calamos Asset Management, Inc. Historically, Calamos Family Partners, Inc. operated as an “S” corporation and was not subject to U.S. federal and certain state income taxes, but was subject to Illinois replacement taxes. The amount of pro forma adjustment was determined by eliminating the Illinois replacement tax and applying the combined projected federal corporate income tax rate and applicable state tax rates to income before income taxes.

(4)	Represents 23,000,000 shares of Class A common stock, which represents 23.0 percent of the outstanding shares after the offering. In addition to shares of Class A common stock, there are 100 shares of Class B common stock outstanding.

(5)	Diluted shares outstanding for each period presented represent our weighted average Class A common stock after giving effect to the offering as of the beginning of each period presented. The diluted shares outstanding are calculated: (a) including the effect of outstanding restricted stock unit and option awards and (b) assuming Calamos Family Partners, Inc. and John P. Calamos, Sr. exchanged all of their membership units in Calamos Holdings LLC for, and converted all outstanding shares of our Class B common stock into, shares of our Class A common stock, in each case on a one-for-one basis. In calculating diluted earnings per share an effective tax rate of 39.89 percent was applied to income before minority interest and income taxes.

      Pro Forma combined net income totaled $106.2 million for the year ended December 31, 2004 as compared to $67.3 million for the year ended December 31, 2003, an increase of 58%.

	Year Ended December 31,		Period-to-Period

		Pro Forma
	2003	2004	$ Change	% Change

	(In thousands)		(In thousands)
Total revenues	$162,385	$312,147	$149,762	92%
Total operating expenses	93,967	178,677	84,710	90%

Operating income	68,418	133,470	65,052	95%
Other income (expense), net	25	851	826	*
Minority interest	—	23,931	23,931	*
Income taxes	1,117	4,216	3,099	277%

Net income	$67,326	$106,174	$38,848	58%

*	Not meaningful.
      During the year end December 31, 2003 and for the period January 1, 2004 to November 1, 2004, our business was operated as an S corporation. As a result, our effective tax rate for these periods was 1.5%, while our effective tax rate for the period November 2, 2004 to December 31, 2004 was 39.9%.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Assets Under Management
      Assets under management increased by $10.9 billion, or 85%, to $23.8 billion at December 31, 2003 from $12.9 billion at December 31, 2002. At December 31, 2003, our assets under management consisted of 61% mutual funds and 39% separate accounts, as compared to 44% mutual funds and 56% separate accounts at December 31, 2002.

	Year Ended
	December 31,		Period-to-Period

	2002	2003	$ Change	% Change

	(In millions)		(In millions)
Mutual Funds
Beginning assets under management	$2,241	$5,712	$3,471	155%
Net purchases	3,928	6,556	2,628	67%
Market appreciation	(457)	2,383	2,840	621%

Ending assets under management	5,712	14,651	8,939	156%

Average assets under management	4,091	9,752	5,661	138%

Separate Accounts
Beginning assets under management	7,094	7,180	86	1%
Net purchases	469	475	6	1%
Market appreciation	(383)	1,534	1,917	501%

Ending assets under management	7,180	9,189	2,009	28%

Average assets under management	7,037	8,085	1,048	15%

Total Assets Under Management
Beginning assets under management	9,335	12,892	3,557	38%
Net purchases	4,397	7,031	2,634	60%
Market appreciation	(840)	3,917	4,757	566%

Ending assets under management	12,892	23,840	10,948	85%

Average assets under management	$11,128	$17,837	$6,709	60%

      Mutual fund net purchases increased by $2.6 billion, or 67%, to $6.6 billion for the year ended December 31, 2003 from $3.9 billion for the prior year, primarily as the result of sales of open-end mutual fund shares and the launch of new closed-end funds. Open-end fund net purchases increased to $5.1 billion for the year ended December 31, 2003 from $3.2 billion for the year ended December 31, 2002. Closed-end fund offerings contributed to net purchases for the year ended December 31, 2003, with $1.5 billion in assets under management added in 2003 as compared to $738.4 million added in the prior year. Separate account net purchases increased to $474.6 million for the year ended December 31, 2003 from $469.1 million for the prior year. Although our convertible strategy was closed to new accounts in mid-2003, sales of equity separate accounts resulted in the overall increase in net purchases.

Revenues
      Total revenues increased by $74.5 million, or 85%, to $162.4 million for the year ended December 31, 2003 from $87.8 million for the year ended December 31, 2002. This increase was due to increases in both investment management fees and distribution and underwriting fees.

	Year Ended
	December 31,		Period-to-Period

	2002	2003	$ Change	% Change

	(In thousands)		(In thousands)
Investment management fees	$62,594	$109,052	$46,458	74%
Distribution and underwriting fees	24,883	53,005	28,122	113%
Other	363	328	(35)	10%

Total revenues	$87,840	$162,385	$74,545	85%

      Investment management fees increased by $46.5 million, or 74%, to $109.1 million for the year ended December 31, 2003 from $62.6 million for the prior year as a result of a $6.7 billion increase in average assets under management. The increase was primarily due to an increase in mutual fund investment management fees to $72.1 million for the year ended December 31, 2003 from $31.9 million for the prior year. Open-end fund investment management fees increased to $61.9 million for the year ended December 31, 2003 from $29.9 million for the prior year as a result of an increase in open-end fund average assets under management of $4.4 billion. Closed-end fund investment management fees increased to $10.2 million for the year ended December 31, 2003 from $2.0 million for the prior year as a result of an increase in closed-end fund average assets under management of $1.3 billion. Investment management fees as a percentage of average assets under management increased to 0.61% at December 31, 2003 from 0.56% at December 31, 2002, as the mutual fund assets under management, which generally carry higher investment management fees than our separate accounts, increased as a percentage of our total assets under management.
      Distribution and underwriting fees increased by $28.1 million, or 113%, to $53.0 million for the year ended December 31, 2003 from $24.9 million for the prior year, primarily due to increased sales of open-end fund shares and a $4.4 billion increase in average assets under management.

Operating Expenses
      Operating expenses increased by $32.1 million, or 52%, to $94.0 million for the year ended December 31, 2003 from $61.8 million for the year ended December 31, 2002. The increase was largely due to increased distribution expense resulting from higher mutual funds assets.

	Year Ended
	December 31,		Period-to-Period

	2002	2003	$ Change	% Change

	(In thousands)		(In thousands)
Employee compensation and benefits	$28,317	$33,657	$5,340	19%
Distribution expense	7,982	22,576	14,594	183%
Amortization of deferred sales commissions	11,677	19,879	8,202	70%
Marketing and sales promotion	6,002	8,949	2,947	49%
General and administrative	7,849	8,906	1,057	13%

Total operating expenses	$61,827	$93,967	$32,140	52%

      Employee compensation and benefits increased by $5.3 million, primarily due to additional incentive compensation of $2.7 million based on our improved financial performance. Distribution expense increased by $14.6 million, or 183%, primarily due to growth of average open-end fund assets under management, as well as the aging of open-end fund Class C shares. Of the $14.6 million increase in distribution expense, $7.7 million was primarily due to the growth of average open-end fund assets under management and $6.9 million was primarily due to the aging of Class C shares. Class C share assets do not generate a distribution expense in the first year following their sale because we retain the Rule 12b-1 fees during that first year (to offset the upfront commissions that we pay). Class C share assets do generate distribution expense in subsequent years as we pay the Rule 12b-1 fees to the selling firms. The Rule 12b-1 fee rates we paid to broker-dealers and other intermediaries in 2003 did not change from the rates paid in 2002. Amortization of deferred sales commissions increased by $8.2 million as a result of increased commissions advanced on purchases of Class B and C shares of open-end funds. Purchases of Class B and C shares increased by 59% over the prior year. Marketing and sales promotion expense increased by $2.9 million primarily due to an increase in supplemental compensation payments to third-party selling agents of $2.3 million to $5.4 million for the year ended December 31, 2003. General and administrative expense increased by $1.1 million, primarily due to a $0.6 million increase in professional and business services expenses and a $0.7 million increase in ongoing fund administration expenses for one closed-end fund.

Other Income (Expense), Net
      Other income (expense), net was a net other income of approximately $25,000 for the year ended December 31, 2003 as compared to a net other expense of $0.9 million for the year ended December 31, 2002. The change was primarily due to net gains from investments.

	Year Ended
	December 31,		Period-to-Period

	2002	2003	$ Change	% Change

	(In thousands)		(In thousands)
Investment and other income	$18	$1,024	$1,006	*
Interest expense	(917)	(999)	(82)	9%

Total other income (expense), net	$(899)	$25	$924	103%

*	Not meaningful.

Net Income
      Net income totaled $67.3 million for the year ended December 31, 2003 as compared to $24.7 million for the year ended December 31, 2002, an increase of 172%.

	Year Ended
	December 31,		Period-to-Period

	2002	2003	$ Change	% Change

	(In thousands)		(In thousands)
Total revenues	$87,840	$162,385	$74,545	85%
Total operating expenses	61,827	93,967	32,140	52%

Operating income	26,013	68,418	42,405	163%
Other income (expense), net	(899)	25	924	103%
Income tax expense	383	1,117	734	192%

Net income	$24,731	$67,326	$42,595	172%

      During both years, our business operated as an S corporation. As a result, income taxes during these periods are not indicative of our expected future income taxes as a public company.
Quarterly Results of Operations
      The following table presents our quarterly results of operations from the quarter ended March 31, 2003 to the quarter ended December 31, 2004.

	At or for the Quarter Ended

	March 31,	June 30,	Sept. 30,	Dec. 31,
	2003	2003	2003	2003

	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)
	(In thousands)
Assets under management (in millions)	$14,140	$17,756	$20,191	$23,840

Total revenue	$28,926	$35,327	$44,647	$53,485
Total operating expenses	18,774	21,271	24,247	29,675

Operating income	$10,152	$14,056	$20,400	$23,810

Net income	$9,802	$14,055	$19,974	$23,495

Diluted earnings per share(1)	$0.10	$0.15	$0.21	$0.24
Diluted shares outstanding	96,800,000	96,800,000	96,800,000	96,800,000

[Additional columns below]

[Continued from above table, first column and heading repeated]

	At or for the Quarter Ended			For the Period

				Oct. 1 through	Nov. 2 through
	March 31,	June 30,	Sept. 30,	Nov. 1,	Dec. 31,
	2004	2004	2004	2004	2004

	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)
	(In thousands)
Assets under management (in millions)	$28,973	$32,262	$33,248	$33,909	$37,975

Total revenue	$63,660	$75,854	$81,231	$29,632	$61,770
Total operating expenses	39,557	42,554	45,776	17,254	33,536

Operating income	$24,103	$33,300	$35,455	$12,378	$28,234

Net income	$23,732	$33,417	$33,107	$11,926	$3,992

Diluted earnings per share(1)	$0.25	$0.35	$0.34	$0.12	$0.17
Diluted shares outstanding	96,800,000	96,800,000	96,800,000	96,800,000	100,491,409

(1)	Diluted shares outstanding for each period presented represent our weighted average Class A common stock after giving effect to the offering as of the beginning of each period presented. The diluted shares outstanding are calculated: (a) including the effect of outstanding restricted stock unit and option awards and (b) assuming Calamos Family Partners, Inc. and John P. Calamos, Sr. exchanged all of their membership units in Calamos Holdings LLC for, and converted all outstanding shares of our Class B common stock into, shares of our Class A common stock, in each case on a one-for-one basis. In calculating diluted earnings per share for the period November 2 through December 31, 2004, an effective tax rate of 39.89 percent was applied to income before minority interest and income taxes to determine the earnings available to common stockholders.

Liquidity and Capital Resources
      Our current financial condition is highly liquid, with the majority our assets comprised of cash and cash equivalents and investment securities. Investment securities are principally comprised of company-sponsored mutual funds and other highly liquid exchange traded securities. Our working capital requirements historically have been met through cash generated by our operations and bank borrowings.
      The following tables summarize key statements of financial condition data relating to our liquidity and capital resources.

	At December 31,

	2003	2004

	(In thousands)
Statements of financial condition data:
Cash and cash equivalents	$5,073	$149,768
Receivables	23,093	27,234
Investments	10,389	147,521
Deferred sales commissions	49,236	61,417
Current portion of bank debt	15,676	—
Long-term debt	23,008	150,000
      Cash flows are shown below as combined for the year ended December 31, 2004 as management believes this is the most appropriate for comparison purposes.

					Pro Forma
	Year Ended		January 1	November 2	Combined
	December 31,		through	through	Year Ended
			November 1,	December 31,	December 31,
	2002	2003	2004	2004	2004

	(In thousands)
Cash flow data:
Net cash provided by (used in) operating activities	$9,275	$36,825	$111,866	$21,288	$133,154
Net cash provided by (used in) investing activities	(2,161)	(7,903)	(57,499)	(49,851)	(107,350)
Net cash provided by (used in) financing activities	(4,836)	(26,497)	73,536	45,355	118,891
      Net cash provided by operating activities increased by $96.3 million, to $133.2 million for the combined year ended December 31, 2004 from $36.8 million for the year ended December 31, 2003, primarily as a result of increased net income of $38.8 million, increased liabilities of $16.5 million, and decreases in receivables and other assets of $9.7 million. Net cash provided by operating activities increased by $27.6 million, to $36.8 million for the year ended December 31, 2003 from $9.3 million for the year ended December 31, 2002, primarily as a result of increased net income of $42.6 million, partially offset by increased receivables of $10.4 million.
      The payment of deferred sales commissions by us to financial intermediaries who sell Class B and C shares of open-end funds is a significant use of our operating cash flows. Use of cash for deferred sales commissions increased by $0.4 million to $41.6 million for the combined year ended December 31, 2004 from

$41.2 for the year ended December 31, 2003. Use of cash for deferred sales commissions increased by $13.1 million to $41.2 million for the year ended December 31, 2003 from $28.1 million for the year ended December 31, 2002. We expect that the payment of deferred sales commissions will continue to increase in the future to the extent sales of Class B and C shares of open-end funds continue to increase. The amortization of deferred sales commissions will similarly be affected.
      Investing activities typically consist of investments in products that we sponsor and of the purchase of property and equipment. Net cash used in investing activities increased to $107.4 million for combined year ended December 31, 2004 from $7.9 million for the year ended December 31, 2003 largely as a result of our investments in products managed by our subsidiaries of $96.0 million and construction payments on our new headquarters facility, which were distributed to the stockholders of Calamos Family Partners, Inc. in June 2004 in connection with the Real Estate Distribution. Net cash used in investing activities increased to $7.9 million for the year ended December 31, 2003 from $2.2 million for the year ended December 31, 2002 primarily due to net additions to property and equipment of $6.5 million. We anticipate increasing the future level of investments in products managed by our subsidiaries and expect to use a portion of our net proceeds from our initial public offering to launch new products, including open-end funds and alternative investments.
      Net cash provided by financing activities was $118.9 million for combined year ended December 31, 2004, as compared to net cash used in financing activities of $26.5 million for the year ended December 31, 2003. The change resulted from net proceeds from our initial public offering of $49.8 million, the issuance of $150.0 million aggregate principal amount of Senior Unsecured Notes, offset by the repayment of $30.2 million of bank debt and a $4.9 million increase in distributions to owners, including distributions for their tax liabilities. Net cash used in financing activities increased to $26.5 million for the year ended December 31, 2003 from $4.8 million for the year ended December 31, 2002, primarily due to an increase in distribution to owners of $33.6 million offset by an increase in net proceeds from borrowing of $9.1 million.
      On April 29, 2004, we issued $150.0 million aggregate principal amount of 5.24% Senior Unsecured Notes due 2011. We used a portion of those net proceeds to repay and terminate a credit facility of approximately $30.0 million, which we entered into during 2002, primarily to finance our payment of deferred sales commissions with respect to open-end funds managed by Calamos Advisors. We currently fund the payment of deferred sales commissions from operating cash flows and expect to continue to do so in future periods.
      We expect our cash and liquidity requirements will be met with the cash on hand remaining from the proceeds from our sale of Senior Unsecured Notes and our initial public offering and through cash generated by operations. We intend to satisfy our capital requirements over the next 12 months through these sources of liquidity.
Contractual Obligations
      The following table contains supplemental information regarding our total contractual obligations as of December 31, 2004.

	Payments Due by Pay Period

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

	(In thousands)
Long-term debt obligations	$150,000	$—	$—	$—	$150,000
Operating lease obligations	77,982	3,041	5,991	6,248	62,702
Purchase obligations	—	—	—	—	—
Other long-term liabilities reflected on balance sheet under GAAP	263	—	212	31	20

Total	$228,245	$3,041	$6,203	$6,279	$212,722

Critical Accounting Policies and Estimates
      The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under current circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily available from other sources. We evaluate our estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.
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

Deferred Sales Commissions
      Deferred sales commissions are commissions advanced by us on our sale of Class B and Class C shares of open-end funds. Deferred sales commissions are amortized on a straight-line basis over the period in which 12b-1 fees are received. Because 12b-1 fees cease upon redemption of shares, amortization expense is accelerated when shares are redeemed, resulting in the reduction of the deferred sales commission asset. These redemptions result in an amortization period not to exceed 12 months for Class C shares and 96 months (eight years) for Class B shares.
      We evaluate the carrying value of our deferred sales commissions for impairment purposes on a quarterly basis. Significant assumptions utilized by us to estimate future average assets under management include expected future market performance and redemption rates. Estimates of undiscounted future cash flows and the remaining life of the deferred sales commission asset are made from these assumptions. Market performance assumptions are selected using expected average market returns based on long-term historical returns for each asset class held within the fund. At December 31, 2004, we used average market return assumptions of 5% for fixed income assets, 6% for convertible assets and 8% for equity assets. Higher actual average market returns would increase undiscounted cash flows, while lower actual average market returns would decrease undiscounted future cash flows. Future redemption assumptions were determined by using the actual redemption rates that each fund experienced over the prior 24-month period. For Class B shares and Class C shares, we used average historical redemption rates of between 7% and 11%, respectively, at December 31, 2004. An increase in the actual rate of redemptions would decrease the undiscounted future cash flows, while a decrease in the actual rate of redemptions would increase undiscounted cash flows. These assumptions are reviewed and updated quarterly, or monthly when events or changes in circumstances occur that could significantly increase the risk of impairment of the asset.
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

Compensation Plans
      Effective January 1, 2004, we adopted the fair value recognition provisions of Statement of Financial Accounting Standard No. 123 Accounting for Stock Based Compensation, or SFAS 123. Prior to 2004, we accounted for the our long-term Equity Appreciation Plans, or EAU plans, using the accounting methods prescribed by Financial Accounting Standards Board (FASB) Financial Interpretation No. 28, Accounting for

Stock Appreciation Rights and Other Variable Stock Option or Award Plans, an Interpretation of APB Opinions No. 15 and 25, or FIN 28, and its related interpretations.
      During 2004, we established an incentive stock plan that provides for grants of restricted stock unit RSU awards, or RSUs, and stock option awards for certain employees. RSUs are convertible on a one-for-one basis into shares of our common stock. Stock option awards are based on shares of our common stock. We estimated the fair value of the options as of the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for options granted in 2004: dividend yields of 1.56%; expected volatility factors of 33.0%; risk-free interest rates of 3.74%; and an expected life of 7.5 years.
      The EAU Plans were terminated in October 2004 in connection with our initial public offering. Prior to their termination, compensation expense was accrued over the periods in which employees performed services. As such, changes in the aggregate unit value, multiplied by the ratio of actual to total number of service periods in the vesting period were recorded as an increase or decrease to expense in the current period.
      The value of the EAU at the valuation date was derived from an equally weighted calculation based on multiples of assets under management, revenue and EBITDA, defined as net income plus interest expense, income taxes and fixed asset depreciation, excluding amortization of deferred sales commissions. We used industry multiples provided by independent third party sources in computing the values, until the termination or the plan at which time we used our initial public offering price.

Income Taxes
      Management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against deferred tax assets. As of December 31, 2004, we have not recorded a valuation allowance on the $118.1 million in deferred tax assets relating principally to our step-up in tax basis to fair market value for our intangible assets under our election to be made under Section 754 of the Internal Revenue Code. In the event that sufficient taxable income does not result in future years, among other things, a valuation allowance for some or all of our deferred tax assets would be required.

Recently Issued Accounting Pronouncements
      In March 2004, Financial Accounting Standards Board, or FASB, ratified the consensus of the EITF emerging issues task force regarding the recognition and measurement of other-than-temporary impairments of certain investments. The effective date of the recognition and measurement guidance in EITF 03-01 has been delayed until FASB finalizes its implementation guidance. The disclosure guidance was unaffected by the delay and is effective for fiscal years ended after June 15, 2004. We have implemented the disclosure provisions of EITF 03-01 and do not anticipate that the implementation of the recognition and measurement guidance, when released, will have a material effect on our financial statements.
      Effective January 1, 2004, we adopted the fair value recognition provisions of SFAS 123. In December 2004, FASB revised SFAS 123, requiring public registrants to recognize the cost resulting from all stock-based compensation transactions in their financial statements. This guidance is effective for all reporting periods subsequent to June 15, 2005. We do not believe that the implementation of the revised SFAS 123 will have a material effect on our financial statements.
Business Risks
      We caution the reader that the following business risks and those risks described elsewhere in this report and our other Securities and Exchange Commission, or SEC, filings, could cause our actual results to differ materially from expectations stated in our forward-looking statements.

Risks Related to Our Industry

Changes in laws or regulations or in governmental policies could limit the sources and amounts of our revenues, increase our costs of doing business, decrease our profitability and materially and adversely affect our business.
      Our business is subject to extensive regulation in the United States, primarily at the federal level, including regulation by the SEC under the Investment Company Act of 1940, as amended, and the Investment Advisers Act of 1940, as amended, by the Department of Labor under the Employee Retirement Income Security Act of 1974, as amended, or ERISA, as well as regulation by the National Association of Securities Dealers, Inc., or NASD, and state regulators. The mutual funds managed by Calamos Advisors are registered with the SEC as investment companies under the Investment Company Act. The Investment Advisers Act imposes numerous obligations on investment advisors including record-keeping, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities. The Investment Company Act imposes similar obligations, as well as additional detailed operational requirements, on registered investment companies and investment advisors. Our failure to comply with applicable laws or regulations could result in fines, censure, suspensions of personnel or other sanctions, including revocation of the registration of any of our subsidiaries as an investment advisor or broker-dealer. Industry regulations are designed to protect our clients and investors in our funds and other third parties who deal with our subsidiaries and us and to ensure the integrity of the financial markets. They are not designed to protect our stockholders. Changes in laws or regulations or in governmental policies could limit the sources and amounts of our revenues, increase our costs of doing business, decrease our profitability and materially and adversely affect our business.
      In response to scandals in the financial services industry regarding late trading, market timing and selective disclosure of portfolio information, various legislative and regulatory proposals are pending in or before, or have been adopted by, the U.S. Congress, the legislatures in states in which we conduct operations and the various regulatory agencies that supervise our operations, including the SEC. These proposals, to the extent enacted or adopted, could have a substantial impact on the regulation and operation of registered funds, investment advisors and broker-dealers and could adversely affect our assets under management, revenues and net income. Additionally, the SEC, the NASD and other regulators, as well as Congress, are investigating certain practices within our industry. These investigations could lead to further legislative and regulatory proposals that, if enacted or adopted, could adversely affect our business.

To the extent we are forced to compete on the basis of price, we may not be able to maintain our current fee structure.
      The investment management business is highly competitive and has relatively low barriers to entry. To the extent we are forced to compete on the basis of price, we may not be able to maintain our current fee structure. Although our investment management fees vary from product to product, historically we have competed primarily on the performance of our products and not on the level of our investment management fees relative to those of our competitors. In recent years, however, there has been a trend toward lower fees in the investment management industry. In order to maintain our fee structure in a competitive environment, we must be able to continue to provide clients with investment returns and service that make investors willing to pay our fees. In addition, the board of directors of each mutual fund managed by Calamos Advisors must make certain findings as to the reasonableness of its fees. We cannot assure you that we will succeed in providing investment returns and service that will allow us to maintain our current fee structure. Fee reductions on existing or future new business could have an adverse effect on our profit margins and results of operations.

Regulatory developments designed to increase the independence of mutual fund boards of directors may result in downward pressure on our fees.
      The independent members of the board of directors of each mutual fund for which Calamos Advisors is the investment adviser must determine both initially and annually after the initial term that the mutual fund’s investment advisory fee is reasonable in relation to the services provided. In making this determination, the directors will review, among other things, the performance of the mutual fund, the services provided by the investment advisor, the investment advisor’s profitability and the advisory fees charged to comparable mutual funds. The SEC recently approved a new regulation that will effectively require each mutual fund to have an independent director as the chair of its board of directors, generally to require that independent directors constitute 75% of the board’s directors, hold quarterly meetings without fund executives. If regulatory developments designed to increase the independence of mutual fund boards of directors as well as other market pressures result in industry-wide reductions in the fees payable to fund managers, this could in turn result in downward pressure on our fees and reduce our revenues and net income or, if we are unable to reduce our fees to the extent required by the mutual fund boards, in our removal as investment advisor.

We derive a substantial portion of our revenues from contracts that may be terminated on short notice.
      We derive a substantial portion of our revenues from investment management agreements with mutual funds that, as required by law, are generally terminable by the funds’ board of directors or a vote of the majority of the funds’ outstanding voting securities on not more than 60 days’ written notice. After an initial term, each fund’s investment management agreement must be approved and renewed annually by the independent members of such fund’s board of directors and, in certain cases, by its stockholders, as required by law. Some of these investment management agreements may be terminated for any number of reasons, including investment performance, changes in prevailing interest rates and financial market performance, or may not be renewed. If any of these agreements are terminated, we may not be able to replace these agreements on favorable terms. The decrease in revenues that could result from any such termination could have a material adverse effect on our business.

Investors in the open-end funds can redeem their investments in these funds at any time without prior notice, which could adversely affect our earnings.
      Open-end fund investors may redeem their investments in those funds at any time without prior notice. Investors may reduce the aggregate amount of assets under management for any number of reasons, including investment performance, changes in prevailing interest rates and financial market performance. In a declining stock market, the pace of mutual fund redemptions could accelerate. Poor performance relative to other asset management firms tends to result in decreased purchases of mutual fund shares and increased redemptions of mutual fund shares. The redemption of investments in mutual funds managed by Calamos Advisors would adversely affect our revenues, which are substantially dependent upon the assets under management in our funds. If redemptions of investments in mutual funds caused our revenues to decline, it could have a material adverse effect on our earnings.

The elimination of our ability to receive fees from open-end funds pursuant to distribution plans adopted under the Investment Company Act would adversely affect our revenues.
      Calamos Financial Services distributes the open-end funds managed by Calamos Advisors pursuant to distribution agreements with each fund. Under each distribution agreement with an open-end fund, we offer and sell the fund’s shares on a continuous basis and pay all of the costs of marketing and selling the shares. Each open-end fund offers multiple classes of shares, enabling an investor to select the most desirable sales charge structure. Each open-end fund pays us asset-based distribution and/or service fees over time pursuant to plans adopted under provisions of Rule 12b-1 under the Investment Company Act. These fees, particularly in combination with contingent deferred sales charges, are an alternative to charging investors a front-end sales charge and allow us to pay or help us recover payments to selling firms. The amounts of Rule 12b-1 fees we have received have increased as open-end fund assets under management have grown. Open-end funds, including two funds that are closed to new investments, paid us Rule 12b-1 fees of $84.7 million and $44.0 million for the year ended December 31, 2004 and December 31, 2003, respectively. In response to industry-wide inquiries and enforcement actions, a number of regulatory and legislative initiatives have been introduced, including the Mutual Fund Reform Act of 2004, which would, among other things, eliminate Rule 12b-1 fees. We cannot assure you that the open-end funds managed by Calamos Advisors will continue to pay us Rule 12b-1 fees in the future. If we are not paid the level of Rule 12b-1 fees in the future that we receive now, our ability to pay or recover payments to selling firms would be adversely affected. As a result, our revenues and net income would decline materially and our ability to attract and retain mutual fund assets could be adversely affected. In addition, if our ability to receive Rule 12b-1 fees were eliminated altogether, we would be required to write off our deferred sales commission asset, which was $61.4 million as of December 31, 2004, and recognize an equivalent expense.

Regulatory developments designed to increase oversight of hedge funds may adversely affect our business.
      The SEC has adopted a rule that, upon effectiveness, will require registration of many hedge fund managers. Registration under the rule will require hedge fund managers to adopt certain compliance controls in order to ensure compliance with applicable securities laws and will permit increased oversight of hedge fund managers by the SEC. Any regulations applicable to hedge funds that may be adopted pursuant to this rule could have a substantial impact on our operations and may adversely affect our hedge fund business and decrease our future income.

Legislation eliminating joint management of mutual funds and hedge funds could adversely affect our business.
      Proposed legislation could prohibit an individual from serving as an advisor or portfolio manager of both registered and unregistered funds. Such legislation, if adopted, could affect our ability to attract and retain qualified investment management personnel and could cause us to incur additional expenses in hiring such personnel, which could materially adversely affect our business.

Failure to comply with “fair value” pricing and late trading policies and procedures may adversely affect us.
      The SEC has adopted rules requiring mutual funds to disclose information concerning “fair value” pricing procedures to address time zone arbitrage, selective disclosure procedures to protect mutual fund portfolio information and procedures to ensure compliance with the mutual fund’s disclosed market timing policy. The SEC has proposed further rule amendments to eliminate the potential for late trading (i.e., after 4:00 p.m. ET) of open-end fund shares. New SEC rules will require mutual funds to ensure compliance with their own market timing policies. The mutual funds managed by Calamos Advisors are subject to these rules. In the event of non-compliance, we could be subject to action by the SEC or civil litigants and might be required to disgorge certain revenues or pay fines or penalties, which could have a material adverse effect on our business.
Risks Related to Our Business

Control by Calamos family members of a majority of the combined voting power of our common stock may give rise to conflicts of interests.
      As of December 31, 2004, Calamos Family Partners, Inc. and John P. Calamos owned 77% of the membership units in Calamos Holdings LLC and all of our Class B common stock, representing more than 97% of the combined voting power of all classes of our voting stock. Pursuant to the terms of our amended and restated certificate of incorporation, Calamos Family Partners, Inc. retains a majority of the combined voting power of our common stock until the number of outstanding shares of our Class B common stock, plus the number of membership units in Calamos Holdings LLC and shares of our Class A common stock held by holders of our Class B common stock, falls below 15% of the total number of outstanding membership units in Calamos Holdings LLC, at which time all outstanding shares of our Class B common stock automatically will convert into shares of our Class A common stock. Accordingly, as long as Calamos Family Partners, Inc. maintains the requisite ownership interests in our Class B common stock and our Class A common stock and in membership units of Calamos Holdings LLC, Calamos family members and their trusts, through their beneficial ownership of Calamos Family Partners, Inc., will continue to have the ability to elect all of the members of our board of directors and thereby control our management and affairs, including determinations with respect to acquisitions, dispositions, borrowings, issuances of common stock or other securities, and the declaration and payment of dividends on our common stock. In addition, they will continue to be able to determine the outcome of all matters requiring stockholder approval and will continue to be able to cause or prevent a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. The concentration of ownership could deprive our Class A stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately negatively affect the market price of our Class A common stock. As a result of the control exercised by Calamos family members and their trusts over us, none of our agreements with them and other companies controlled by them have been negotiated on “arm’s length” terms.

A decline in the prices of securities would lead to a decline in our assets under management, revenues and earnings.
      Substantially all of our revenues are determined by the amount of our assets under management. Under our subsidiaries’ investment advisory contracts with our clients, the investment management fee we receive is typically based on the market value of assets under management. In addition, we receive asset-based distribution and/or service fees with respect to the open-end funds managed by Calamos Advisors over time pursuant to distribution plans adopted under provisions of Rule 12b-1 under the Investment Company Act. Rule 12b-1 fees typically are based on the market value of assets under management and represented approximately 27% of our revenues for the year ended December 31, 2004 and December 31, 2003. Accordingly, a decline in the prices of securities generally may cause our revenues and net income to decline by either causing the value of our assets under management to decrease, which would result in lower investment advisory and Rule 12b-1 fees, or causing our clients to withdraw funds in favor of investments they perceive to offer greater opportunity or lower risk, which would also result in lower fees. The securities markets are highly volatile, and securities prices may increase or decrease for many reasons, including economic and political events and acts of terrorism beyond our control. If a decline in securities prices caused our revenues to decline, it could have a material adverse effect on our earnings.

The loss of key executives could have a material adverse affect on our business.
      We are dependent on the efforts of John P. Calamos, Sr., our Chairman, Chief Executive Officer and Co-Chief Investment Officer, and Nick P. Calamos, our Senior Executive Vice President and Co-Chief Investment Officer, and other key executives. These executives have been responsible for determining the strategic direction of our business, are integral to our brand and the positive business reputation we enjoy and, having overseen the management of all of our investment portfolios and the research teams responsible for each of our portfolio strategies, have been responsible for the historically strong investment performance that allows us to compete successfully. Although we have employment agreements with John P. Calamos, Sr. and Nick P. Calamos, we cannot assure you that they will continue to act in their positions with us. If we lose the services of any of these key executives, it would have a material adverse effect on our business. We do not maintain any “key person” insurance with respect to any of our personnel.

We depend on third-party distribution channels to market our investment products and access our client base.
      The potential investor base for mutual funds and separate accounts is limited, and our ability to distribute mutual funds and access clients for separate accounts is highly dependent on access to the retail distribution systems and client bases of national and regional securities firms, banks, insurance companies, defined contribution plan administrators and other intermediaries, which generally offer competing internally and externally managed investment products. For open-end funds, such intermediaries are paid for their services to fund shareholders, in part, through Rule 12b-1 fees and/or upfront commission payments by us, for which we receive Rule 12b-1 payments in the future. Those future payments allow us to pay or help us recover payments to selling firms, access to such distribution systems and client bases is substantially dependent upon our ability to charge Rule 12b-1 fees to our funds. To the extent that recent regulatory initiatives prohibit or limit the imposition of Rule 12b-1 or similar fees, our access to these distribution systems and client bases may be foreclosed in the future. To a lesser extent, our institutional separate account business depends on referrals from financial planners and other professional advisors, as well as from our existing clients. We cannot assure you that these channels and client bases will continue to be accessible to us. The inability to have such access could have a material adverse effect on our earnings.
      While we continue to diversify and add new distribution channels for mutual funds and managed accounts. A significant portion of the growth in our assets under management in recent years has been accessed through intermediaries. Merrill Lynch & Co. acted as the intermediary for approximately 14% and 19% of our assets under management, and Citigroup acted as the intermediary for approximately 9% and 11% of our assets under management, as of December 31, 2004 and December 31, 2003, respectively. As of December 31, 2004, substantially all of our assets under management were attributable to accounts that we accessed through third-party intermediaries. These intermediaries generally may terminate their relationships with us on short notice. Loss of any of the distribution channels afforded by these intermediaries, and the inability to access clients through new distribution channels, could decrease our assets under management and adversely affect our results of operations and growth. In addition, in the case of managed accounts offered through intermediaries to their customers, such intermediaries may reduce the fees that they remit to us as part of the arrangements they have with us. For the year ended December 31, 2004 and December 31, 2003, the fees we received from managed accounts through intermediaries were $28.5 million and $24.1 million, respectively. A substantial reduction in fees received from third-party intermediaries could have a material adverse affect on our business.

Our ability to operate our company effectively could be impaired if we are unable to attract and retain qualified personnel.
      Our investment management business depends on the expertise of our personnel and their ability to work together as an effective team. Our future success depends to a substantial degree on our ability to attract and retain qualified personnel. In particular, we anticipate that it will be necessary for us to add investment professionals as we further diversify our investment products and strategies. Competition for employees with the necessary qualifications is intense and we may not be successful in our efforts to recruit and retain the required personnel.
      We cannot guarantee that our compensation methods will allow us to recruit and retain the required personnel we need. In particular, the use of equity compensation may be ineffective if the market price of our Class A common stock declines. The inability to recruit and retain qualified personnel could affect our ability to provide an acceptable level of service to our clients and funds and our ability to attract new clients and investors in our funds, each of which could have a material adverse effect on our business.

We derive a substantial portion of our revenues from a limited number of our products.
      As of December 31, 2004, 36% of our assets under management were concentrated in the Calamos Growth Fund, and 38% of our investment management fees were attributable to that fund. As a result, our operating results are particularly exposed to the performance of that fund and our ability to minimize redemptions from and maintain assets under management in that fund. If investors in our Growth Fund decided to withdraw their investments for any reason, including poor investment performance or market conditions under which this investment strategy is out of favor, our revenues from that fund would decline and it could have an adverse effect on our earnings. Similarly, if our investment management agreement with our Growth Fund were terminated for any reason, the decrease in revenues that would result from any such termination would materially impact our earnings. We cannot assure you that investors will continue to maintain their investments in, and that we will be able to maintain our investment management agreement with, our Growth Fund. We also may close funds and investment strategies to new investors, which could inhibit our growth and could lead to redemptions by existing investors, and could thereby cause a decrease in our revenues.

Our failure to comply with guidelines set by our clients and the boards of mutual funds could result in damage awards against us and a loss of assets under management, either of which could cause our earnings to decline.
      As an investment advisor, we have a fiduciary duty to our clients. When clients retain us to manage assets on their behalf, they may specify certain guidelines regarding investment allocation and strategy that we are required to observe in the management of their portfolios. In addition, the boards of mutual funds may establish similar guidelines regarding the investment of assets in those funds and we are required to invest the mutual funds’ assets in accordance with limitations under the Investment Company Act and applicable provisions of the Internal Revenue Code. Our failure to comply with these guidelines and other limitations could result in losses to a client or a fund that the client or investors in the fund, as the case may be, could seek to recover from us and could result in the client withdrawing its assets from our management or the fund terminating our management agreement. Any of these events could cause our earnings to decline.

We are dependent on Calamos Holdings LLC to distribute cash to us in amounts sufficient to pay our tax liabilities and other expenses.
      We are a holding company, and our membership units in Calamos Holdings LLC are our sole asset. We have no independent means of generating revenues. Calamos Holdings LLC is treated as a partnership for U.S. federal income tax purposes and, as such, is not itself subject to U.S. federal income tax. Instead, its taxable income is allocated on a pro rata basis to Calamos Asset Management, Inc., Calamos Family Partners, Inc. and John P. Calamos, Sr. Accordingly, we incur income taxes on our proportionate share of any net taxable income of Calamos Holdings LLC, and also incur expenses related to our operations. We caused and in the future intend to cause Calamos Holdings LLC to distribute cash to its members to the extent necessary to cover their tax liabilities, if any. To the extent we need funds to pay such taxes, or for any other purpose, and Calamos Holdings LLC is unable to provide such funds, it could have a material adverse effect on our business, financial condition or results of operations.

We intend to pay regular dividends to our stockholders, but our ability to do so is subject to the discretion of our board of directors and may be limited by our holding company structure and applicable provisions of Delaware law.
      To date, we have paid one quarterly cash dividend and intend to continue to pay dividends on a quarterly basis. Our board of directors may, in its discretion, decrease the level of dividends or discontinue the payment of dividends entirely. In addition, as a holding company, we are dependent upon the ability of Calamos Holdings LLC to generate earnings and cash flows and distribute them to us so that we may pay our obligations and expenses and pay dividends to our stockholders. We caused and expect to cause Calamos Holdings LLC to make distributions to its members, including us. However, the ability of Calamos Holdings LLC to make such distributions is subject to its operating results, cash requirements and financial condition, the applicable laws of the State of Delaware (which may limit the amount of funds available for distribution to its members), its compliance with covenants and financial ratios related to existing or future indebtedness, including its existing Senior Unsecured Notes, and its other agreements with third parties. If, as a consequence of these various limitations and restrictions, we are unable to generate sufficient distributions from our business, we may not be able to make or may have to reduce or eliminate the payment of dividends on our shares.

Our business is dependent on the performance of third-party vendors and if they fail to perform properly, we may suffer financial loss and liability to our clients.
      The mutual funds managed by Calamos Advisors outsource various important activities and functions, particularly mutual fund accounting, transfer agency and custodian services, to third-party vendors. The ability of the third-party vendors to perform their functions properly is highly dependent on their communication and information systems and on the proper functioning of their computer systems. If the communication, information or computer systems of the third-party vendors do not function properly, or if the third-party vendors fail to perform their functions properly or choose to discontinue providing services to the mutual funds for any reason, we could suffer financial losses, business disruption, liability to clients, regulatory intervention or damage to our reputation.

A change of control of our company would automatically terminate our investment management agreements with our clients, unless our separate account clients consent and, in the case of fund clients, the funds’ boards of directors and shareholders voted to continue the agreements, and could prevent us for a two-year period from increasing the investment advisory fees we are able to charge our mutual fund clients.
      Under the Investment Company Act, an investment management agreement with a fund must provide for its automatic termination in the event of its assignment. The fund’s board and shareholders must vote to continue the agreement following its assignment, the cost of which ordinarily would be borne by us.
      Under the Investment Advisers Act, a client’s investment management agreement may not be “assigned” by the investment advisor without the client’s consent. An investment management agreement is considered under both acts to be assigned to another party when a controlling block of the advisor’s securities is transferred. In our case, an assignment of our investment management agreements may occur if, among other things, we sell or issue a certain number of additional common shares in the future. We cannot be certain that our clients will consent to assignments of our investment management agreements or approve new agreements with us if a change of control occurs. Under the Investment Company Act, if a fund’s investment advisor engages in a transaction that results in the assignment of its investment management agreement with the fund, the advisor may not impose an “unfair burden” on that fund as a result of the transaction for a two-year period after the transaction is completed. The term “unfair burden” has been interpreted to include certain increases in investment advisory fees. This restriction may discourage potential purchasers from acquiring a controlling interest in our company.
Risks Related to the Company

The disparity in the voting rights among the classes of shares may have a potential adverse effect on the price of our Class A common stock.
      Shares of our Class A common stock and Class B common stock entitle the respective holders to identical rights, except that each share of our Class A common stock entitles its holder to one vote on all matters to be voted on by stockholders generally while each share of Class B common stock entitles its holder to a greater number of votes. The difference in voting rights could adversely affect the value of our Class A common stock to the extent that investors view, or any potential future purchaser of our company views, the superior voting rights of the Class B common stock to have value.

Future sales of our Class A common stock in the public market could lower our stock price, and any additional capital raised by us through the sale of equity or convertible securities may dilute our stockholders ownership in us.
      Subject to certain lock-up agreements, we may sell additional shares of Class A common stock in subsequent public offerings. We also may issue additional shares of Class A common stock or convertible debt securities to finance future acquisitions. We have 23,000,000 outstanding shares of Class A common stock.
      In addition, members of the Calamos family and trusts for their benefit own, individually and/or through their combined ownership of Calamos Family Partners, Inc., 77,000,000 membership units in Calamos Holdings LLC. Our amended and restated certificate of incorporation provides for the exchange of membership units in Calamos Holdings LLC (other than those held by us) for shares of our Class A common stock. Subject to certain selling restrictions, Calamos family members and their trusts could from time to time and for any reason exchange their membership units in Calamos Holdings LLC for shares of our Class A common stock and sell any or all of those shares.
      Calamos Family Partners, Inc. and John P. Calamos, Sr. are parties to a registration rights agreement with us. Under that agreement, Calamos Family Partners, Inc. and John P. Calamos, Sr. have the right, after the expiration of a specified lock-up period to require us to effect the registration of shares of our Class A common stock that Calamos Family Partners, Inc. or John P. Calamos, Sr. could acquire upon conversion of their Class B common shares or exchange of their membership units in Calamos Holdings LLC.
      We cannot predict the size of future issuances of our Class A common stock or the effect, if any, that future issuances and sales of shares of our Class A common stock, including by Calamos family members and their trusts, may have on the market price of our Class A common stock. Sales or distributions of substantial amounts of our Class A common stock (including shares issued in connection with an acquisition), or the perception that such sales could occur, may cause the market price of our Class A common stock to decline.

The requirements of being a public company may strain our resources and distract management.
      As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act principally requires that we maintain effective disclosure controls and procedures and internal controls for financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight are required. This may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, we may need to hire additional staff with appropriate public company experience and technical accounting knowledge, and we cannot assure you that we will be able to do so in a timely fashion.

The Calamos family’s beneficial ownership of our Class B common stock, as well as anti-takeover provisions in our amended and restated certificate of incorporation and bylaws, could discourage a change of control that our stockholders may favor, which could negatively affect our stock price.
      Members of the Calamos family and trusts for their benefit beneficially own all outstanding shares of our Class B common stock. As a result, Calamos family members are able to exercise control over all matters requiring the approval of our stockholders and would be able to prevent a change in control of our company. In addition, provisions in our amended and restated certificate of incorporation and bylaws may make it more difficult and expensive for a third party to acquire control of us even if a change of control would be beneficial to the interests of our stockholders. For example, our amended and restated certificate of incorporation authorizes the issuance of preferred stock that could be issued by our board of directors to thwart a takeover attempt. The market price of our Class A common stock could be adversely affected to the extent that the Calamos family’s control over us, as well as provisions of our amended and restated certificate of incorporation and bylaws, discourage potential takeover attempts that our stockholders may favor.

If we were deemed an investment company under the Investment Company Act as a result of our ownership of Calamos Holdings LLC, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.
      We do not believe that we are an “investment company” under the Investment Company Act. Because we, as the sole manager of Calamos Holdings LLC, control and operate Calamos Holdings LLC, we believe that our interest in Calamos Holdings LLC is not an “investment security” as that term is used in the Investment Company Act. If we were to cease participation in the management of Calamos Holdings LLC, our interest in Calamos Holdings LLC could be deemed an “investment security” for purposes of the Investment Company Act. Generally, a person is an “investment company” if it owns investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items). Our primary asset is our equity investment in Calamos Holdings LLC. A determination that such investment was an investment security could cause us to be deemed an investment company under the Investment Company Act and to become subject to the registration and other requirements of the Investment Company Act. We and Calamos Holdings LLC conduct and intend to continue to conduct our operations so that we will not be deemed an investment company. However, if we were to be deemed an investment company, restrictions imposed by the Investment Company Act, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.
      If the Internal Revenue Service disallows all or any portion of the tax amortization deductions to be allocated to the company in association with the section 754 election to be made by Calamos Holdings LLC, this action could have a material adverse effect on our business.
      Calamos Holdings LLC intends to make an election under section 754 of the Internal Revenue Code of 1986, as amended (a “section 754 election”). As a result of the section 754 election, Calamos Holdings LLC will be able to increase the company’s proportionate share of the tax basis of the assets of Calamos Holdings LLC to reflect the purchase price paid by the company for its interest in Calamos Holdings LLC. For federal income tax purposes, Calamos Holdings LLC is treated as a partnership and, based upon a third party valuation, its primary intangible assets include investment management contracts and distribution agreements. Based on an opinion of counsel, these types of customer-based intangibles should be amortizable intangibles for federal income tax purposes. Therefore, Calamos Holdings LLC will allocate increased tax amortization deductions to the company, which will reduce the company’s share of taxable income. However, if the Internal Revenue Service were to disallow all or any portion of the tax amortization deductions to be allocated to the company, based on the valuation or allocation of purchase price related to the section 754 election, this action could have a material adverse effect on our business.
Forward-Looking Information
      From time to time, information or statements provided by us or on our behalf, including those within this Annual Report on Form 10-K, may contain certain forward-looking statements relating to future events, future financial performance, strategies, expectations and competitive environment, and regulations. These forward-looking statements include, without limitation, statements regarding proposed new products; results of operations or liquidity; projections, predictions, expectations, estimates or forecasts as to our business, financial and operating results and future economic performance; and management’s goals and objectives and other similar expressions concerning matters that are not historical facts.
      Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.
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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
      Our exposure to market risk is directly related to the role of our subsidiaries as investment advisors for the mutual funds and separate accounts they manage. A significant majority of our revenue, approximately 95.2% for the year ended December 31, 2004, is derived from investment advisory, distribution and portfolio accounting agreements with the mutual funds and separate accounts. Under these agreements, the fees we receive are typically based on the market value of the assets under management. Accordingly, a decline in the prices of securities generally may cause our revenue and income to decline by causing the value of the assets we manage to decrease or by causing our clients to withdraw funds in favor of investments that they perceive as offering greater opportunity or lower risk.
      In addition, a decline in the prices of securities may present market conditions that could preclude us from increasing assets under management and prevent us from realizing higher fee revenue associated with such growth.
      We are also subject to market risk due to a decline in the prices of investment securities. We own investment securities primarily comprised of mutual funds managed by Calamos Advisors. At December 31, 2004, the fair value of these investment securities was $147.5 million. Assuming a 10% increase or decrease in the value of these investments, the fair value would increase or decrease by $14.8 million at December 31, 2004. On April 29, 2004, we issued $150 million of Senior Unsecured Notes due April 29, 2011 to various note purchasers in a private placement. These notes have a fixed interest rate of 5.24%, and consequently, we do not believe that these notes have any interest rate risk. Due to the nature of our business, we believe that we do not face any material credit risk, inflation, interest rate or foreign currency rate risk.

Item 8.	Financial Statements and Supplementary Data.

Page

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Statements of Financial Condition at December 31, 2003 and 2004	F-3
Consolidated Statements of Income for the period November 2, 2004 to December 31, 2004, the period January 1, 2004 to November 1, 2004 and the two years ended December 31, 2002 and 2003	F-4
Consolidated Statements of Changes in Stockholders’ Equity for the period November 2, 2004 to December 31, 2004, the period January 1, 2004 to November 1, 2004 and the two years ended December 31, 2002 and 2003
F-5
Consolidated Statements of Cash Flows for the period November 2, 2004 to December 31, 2004, the period January 1, 2004 to November 1, 2004 and the two years ended December 31, 2002 and 2003	F-6
Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors of
Calamos Asset Management, Inc:
      We have audited the accompanying consolidated statements of financial position of Calamos Asset Management, Inc. (the Successor) as of December 31, 2004 and of Calamos Holdings, Inc. (the Predecessor) as of December 31, 2003 and the related consolidated statements of income, stockholders’ equity, and cash flows for the period November 2, 2004 to December 31, 2004 (the Successor Period), and the period January 1, 2004 to November 1, 2004 and each of the years in the two-year period ended December 31, 2003 (the Predecessor Periods). The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the aforementioned Successor consolidated financial statements present fairly, in all material respects, the financial position of Calamos Asset Management, Inc. as of December 31, 2004 and the results of its operations and its cash flows for the Successor Period in conformity with U.S. generally accepted accounting principles. Further, in our opinion, the aforementioned Predecessor consolidated financial statements present fairly, in all material respects, the financial position of Calamos Holdings, Inc. as of December 31, 2003 and the results of its operations and its cash flows for the Predecessor Periods, in conformity with U.S. generally accepted accounting principles.
      As discussed in Note 2 to the consolidated financial statements, effective January 1, 2004, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard No. 123, Accounting for Stock Based Compensation.

KPMG LLP
Chicago, Illinois
March 25, 2005

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,

	2003	2004

	(Predecessor)
	(In thousands of dollars)
ASSETS:
Current assets
Cash and cash equivalents	$5,073	$149,768
Receivables:
Affiliates and affiliated funds	19,151	21,222
Customers	3,942	6,012
Investment securities, trading and available for sale	10,389	147,521
Prepaid expenses	978	1,917
Deferred tax asset, net	—	6,892
Other	2,187	4,046

Total current assets	41,720	337,378

Non-current assets
Deferred tax asset, net	—	111,186
Deferred sales commissions	49,236	61,417
Property and equipment, net	12,260	4,902
Other non-current assets	1,315	1,569

Total noncurrent assets	62,811	179,074

Total assets	104,531	516,452

LIABILITIES:
Current liabilities:
Accounts payable:
Brokers	6,094	12,514
Affiliates	20	813
Accrued compensation and benefits	3,756	9,985
Current portion of debt	15,676	—
Accrued expenses and other current liabilities	5,343	17,767

Total current liabilities	30,889	41,079

Long-term liabilities:
Long-term debt	23,008	150,000
Other long-term liabilities	4,210	263

Total long-term liabilities	27,218	150,263

Total liabilities	58,107	191,342

Minority interest in partnership investments	11	31,322
Minority interest in Holdings	—	135,294
Stockholders’ equity:
Class A Voting Common Stock, $0.01 par value. Authorized 600,000,000 shares; issued and outstanding 23,000,000 shares		230
Class B Non-Voting Common Stock, $0.01 par value. Authorized 1,000 share; issued and outstanding 100 shares		0
Class A Voting Common Stock, no par value. (Predecessor)	—
Class B Non-Voting Common Stock, no par value. (Predecessor)	—
Additional paid-in capital	2,274	154,156
Retained earnings	42,094	2,364
Accumulated other comprehensive income	2,045	1,744

Total stockholders’ equity	46,413	158,494

Total liabilities, minority interest and stockholders’ equity	$104,531	$516,452

See accompanying notes to financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,		January 1 to	November 2 to
			November 1,	December 31,
	2002	2003	2004	2004

	(Predecessor)	(Predecessor)	(Predecessor)
	(In thousands of dollars, except per share data)
Revenues:
Investment management fees	$62,594	$109,052	$168,938	$41,787
Distribution and underwriting fees	24,883	53,005	79,578	19,350
Other	363	328	1,861	633

Total revenues	87,840	162,385	250,377	61,770

Expenses:
Employee compensation and benefits	28,317	33,657	53,170	12,537
Distribution and underwriting expenses	7,982	22,576	39,517	11,040
Amortization of deferred sales commissions	11,677	19,879	24,315	5,109
Marketing and sales promotion	6,002	8,949	16,694	2,228
General and administrative	7,849	8,906	11,445	2,622

Total expenses	61,827	93,967	145,141	33,536

Operating income	26,013	68,418	105,236	28,234

Other income (expenses):
Interest expense	(917)	(999)	(4,627)	(1,339)
Investment income and other income	18	1,024	3,140	3,677

Total other income (expenses), net	(899)	25	(1,487)	2,338

Income before minority interest and income taxes	25,114	68,443	103,749	30,572
Minority interest in partnership investments	—	—	—	1,322

Income before minority interest in Calamos Holdings LLC and income taxes	25,114	68,443	103,749	29,250
Minority interest in Calamos Holdings LLC	—	—	—	22,609

Income before income taxes	25,114	68,443	103,749	6,641
Income taxes	383	1,117	1,567	2,649

Net income	$24,731	$67,326	$102,182	$3,992

Earnings per share, basic	$0.26	$0.70	$1.06	$0.18
Weighted average shares outstanding, basic	96,800,000	96,800,000	96,800,000	22,700,100
Earnings per share, diluted	$0.26	$0.70	$1.06	$0.17
Weighted average shares outstanding, diluted	96,800,000	96,800,000	96,800,000	100,491,409
See accompanying notes to financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

		Additional		Accumulated
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income	Total

	(In thousands of dollars)
Balance at December 31, 2001	$—	$2,274	$10,843	$1,206	$14,323

Net income	—	—	24,731	—	24,731
Changes in unrealized gain on available-for-sale securities	—	—	—	(435)	(435)

Total comprehensive income					24,296
Dividends paid	—	—	(13,603)	—	(13,603)

Balance at December 31, 2002	—	2,274	21,971	771	25,016

Net income	—	—	67,326	—	67,326

Changes in unrealized gains on available-for-sale securities	—	—	—	1,274	1,274

Total comprehensive income					68,600
Dividends paid	—	—	(47,203)	—	(47,203)

Balance at December 31, 2003	—	2,274	42,094	2,045	46,413

Net income	—	—	102,182	—	102,182
Changes in unrealized gains on available-for-sale securities	—	—	—	1,854	1,854

Total comprehensive income					104,036
Additional capital contributions, in cash	—	3,300	—	—	3,300
Classification of EAU liability to additional paid-in-capital	—	6,679	—	—	6,679
Compensation expense recognized under stock incentive plans	—	33	—	—	33
Dividends paid	—	—	(57,581)	—	(57,581)

Balance at November 1, 2004	—	12,286	86,695	3,899	102,880
Reclassify historical retained earnings to additional paid-in-capital	—	86,695	(86,695)	—	—

Balance at November 2, 2004 after reclassification	—	98,981	—	3,899	102,880
Allocation of 77% to minority interest	—	(76,215)	—	(3,002)	(79,217)

Balance at November 2, 2004 before proceeds of IPO	—	22,766	—	897	23,663
23% of net proceeds from IPO	230	11,231	—	—	11,461
Impact of overallotment option on allocated income	—	88	—	—	88
Initial deferred tax asset	—	119,934	—	—	119,934
Net income	—	—	3,992	—	3,992
Changes in unrealized gains on available-for-sale securities, net of minority interest and taxes	—	—	—	847	847

Total comprehensive income					4,839
Compensation expense recognized under stock incentive plans, net of minority interest	—	137	—	—	137
Dividend equivalent accrued under stock incentive plans, net of minority interest	—	—	(18)	—	(18)
Dividends declared	—	—	(1,610)	—	(1,610)

Balance at December 31, 2004	$230	$154,156	$2,364	$1,744	$158,494

See accompanying notes to financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

			January 1 to	November 2 to
	Year Ending December 31,		November 1,	December 31,

	2002	2003	2004	2004

	(Predecessor)	(Predecessor)	(Predecessor)
	(In thousands of dollars)
Cash and cash equivalents at beginning of period	$370	$2,648	$5,073	$132,976
Cash flows from operating activities:
Net income	24,731	67,326	102,182	3,992
Adjustments to reconcile income to net cash provided by operating activities:
Minority interest in partnership investments	—	—	—	1,322
Minority interest in Calamos Holdings LLC	—	—	—	22,609
Amortization of deferred sales commissions	11,677	19,879	24,315	5,109
Other depreciation and amortization	863	973	1,054	248
Unrealized (appreciation) depreciation on trading securities	324	(886)	(144)	(2,801)
Unrealized (appreciation) depreciation on partnership investments	(177)	(86)	(57)	(11)
Management fees received in partnership units	(100)	(155)	(134)	(27)
Stock based compensation	—	—	32	595
Deferred taxes	—	—	—	1,297
Gain on disposal of property	—	—	(1,989)	—
(Increase) decrease in assets:
Accounts receivable:
Customers	553	(1,423)	(8,733)	6,663
Affiliates and affiliated Mutual Funds	(3,894)	(12,360)	6,395	(8,466)
Deferred acquisition costs	(28,095)	(41,203)	(34,441)	(7,164)
Other assets	(1,203)	(396)	(865)	549
Increase (decrease) in liabilities:
Accounts payables	597	727	7,229	(16)
Accrued compensation and benefits and deferred compensation	2,132	2,120	1,212	5,017
Other liabilities and accrued expenses	1,867	2,309	15,810	(7,628)

Net cash provided by operating activities	9,275	36,825	111,866	21,288

Cash flows used in investing activities:
Net additions to property and equipment	(985)	(6,535)	(9,090)	(909)
Net purchases of securities and partnership investments	(1,176)	(1,368)	(48,409)	(48,942)

Net cash used in investing activity	(2,161)	(7,903)	(57,499)	(49,851)

Cash flows provided by (used in) financing activities:
Net borrowings (payments) on bank debt	7,534	16,629	(30,199)	—
Net borrowings (payments) on mortgage payable	1,233	4,077	(152)	—
Net borrowings on debt offering	—	—	148,169	47
Capital contributions received	—	—	3,300	—
Net proceeds from issuance of common stock	—	—	—	382,131
Proceeds from issuances of common stock used to purchase membership units in Calamos Holdings LLC	—	—	—	(332,300)
Cash dividends paid to minority interests	(13,603)	(47,203)	(47,582)	(4,523)

Net cash provided by (used in) financing activities	(4,836)	(26,497)	73,536	45,355

Net increase in cash	2,278	2,425	127,903	16,792

Cash and cash equivalents at end of period	$2,648	$5,073	$132,976	$149,768

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$83	$479	$1,161	$1,356
Interest paid	$832	$1,052	$4,432	$—
Supplement schedule of noncash activities:
Fair value of fixed assets and other assets distributed to stockholders	$—	$—	$(18,354)	$—
Fair value of mortgage payable and other liabilities assumed by stockholders	$—	$—	$8,355	$—

Fair value of distribution to stockholders	$—	$—	$(9,999)	$—

See accompanying notes to financial statements.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002
(In thousands of dollars except per share data)

(1)	Organization and Description of Business
      Calamos Asset Management, Inc. (CAM), together with its subsidiaries (the Company), completed an initial public offering (Offering) of its Class A common stock on November 2, 2004. On October 15, 2004, Calamos Family Partners, Inc. (formerly known as Calamos Holdings Inc.), (CFP), contributed all of its assets and liabilities, including all equity interests in its wholly owned subsidiaries, to Calamos Holdings LLC (Holdings) in exchange for 96,800,000 of the membership units of Holdings. On October 20, 2004, Holdings issued 200,000 new membership units for cash to John Calamos, Sr. On November 2, 2004, CAM applied the net proceeds of the Offering to acquire 3,000,000 newly issued membership units directly from Holdings and 20,000,000 membership units from CFP to become the sole manager of Holdings. As the sole manager, CAM operates and controls all of the business and affairs of Holdings, and as a result of this control, CAM consolidates the financial results of Holdings with its own financial results. CAM is conducting the business previously conducted by Calamos Family Partners, Inc. Accordingly, reported results for the periods prior to November 2, 2004 reflect the operations for Calamos Family Partners, Inc. and its subsidiaries (Predecessor). Reported results for the period from November 2, 2004 through December 31, 2004 reflect the results of operations for the Company. For more information regarding the Offering and the reorganization undertaken in connection therewith (the Reorganization), see CAM’s Registration Statement on Form S-1 (File No. 333-117847) (the Registration Statement) filed with the Securities and Exchange Commission (SEC).
      “CAL” refers to (1) Calamos Asset Management, Inc., an Illinois corporation, registered investment advisor and wholly owned subsidiary of Calamos Holdings, Inc., before consummation of the Reorganization, and (2) Calamos Advisors LLC, a Delaware limited liability company, registered investment advisor and wholly owned subsidiary of Calamos Holdings LLC, after consummation of the Reorganization;
      “CFS” refers to (1) Calamos Financial Services, Inc., an Illinois corporation, registered broker-dealer and wholly owned subsidiary of Calamos Holdings, Inc., before consummation of the Reorganization, and (2) Calamos Financial Services LLC, a Delaware limited liability company, registered broker-dealer and wholly owned subsidiary of Calamos Holdings LLC, after consummation of the Reorganization;
      “CPM” refers to (1) Calamos Property Management, Inc., an Illinois corporation, and wholly owned subsidiary of Calamos Holdings, Inc., before consummation of the Reorganization, and (2) Calamos Property Management LLC, a Delaware limited liability company and wholly owned subsidiary of Calamos Holdings LLC, after consummation of the Reorganization;
      “CPL” refers to (1) Calamos Partners, Inc., an Illinois corporation, and wholly owned subsidiary of Calamos Holdings, Inc., before consummation of the Reorganization, and (2) Calamos Partners LLC, a Delaware limited liability company and wholly owned subsidiary of Calamos Holdings LLC, after consummation of the Reorganization; and
      “CCL” refers Calamos Capital LLC, a Delaware limited liability company and wholly owned subsidiary of Calamos Holdings LLC, after consummation of the Reorganization.
      The consolidated financial statements include the operations of CAM as the sole manager of Holdings and Holdings wholly-owned subsidiaries: CAL, CFS, CPM, CPL and CCL.
      CAL, an investment advisor registered with the SEC under the Investment Adviser’s Act of 1940, serves as an investment advisor to individual and institutional investors. CAL also provides investment management services to the Calamos Family of Funds (the Funds) and to Calamos Convertible Opportunities and Income Fund, Calamos Convertible and High Income Fund and the Calamos Strategic Total Return Fund (the Closed-end Funds), closed-end funds listed on the New York Stock Exchange.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      CPL and CCL each are investment advisors that provide investment management services primarily to alternative investment products.
      CFS, a broker-dealer registered with the SEC under the Securities Exchange Act of 1934, is the sole distributor of the Funds and an introducing broker-dealer in the purchase and sale of securities and security options.
      CPM provides real estate investment services.

(2)	Summary of Accounting Policies

Principles of Consolidation
      The consolidated financial statements include the financial statements of the Company, its five wholly owned subsidiaries, and its interests in the Calamos Hedge Fund, L.P. and Calamos Equity Opportunities Fund LP. All significant intercompany balances and transactions have been eliminated in consolidation.
      In November 2004, the Company sold 23,000,000 shares of Class A Common Stock in its Offering. The Company used net proceeds of $382,131 from the Offering to acquire its interest in Holdings. The acquisition of the ownership interest in Holdings was treated as a reorganization of entities under common control in a manner similar to a pooling of interests, analogous to the type of transaction described in Emerging Issues Task Force Issue (EITF) 94-2. Accordingly, the net assets of Holdings purchased by the Company were reported in the consolidated financial statements at Holdings’ historical cost, and the minority interests in the Company are based on the net book equity of Holdings (after contribution of the proceeds from the Offering) multiplied by the ownership percentages of CFP and John P. Calamos, Sr.
      The historical financial information of Holdings’ business, which previously was conducted by CFP, is included in the accompanying financial statements as predecessor information. CFP’s and John P. Calamos, Sr.’s combined 77% interest in Holdings is represented as a minority interest in the Company’s financial statements.
      CPL is the general partner of the Calamos Equity Opportunities Fund LP, an unregistered investment partnership, and beginning in December 2004, subsidiaries of the Company have an interest (45.5%) in this partnership. Because the limited partners in the Calamos Equity Opportunities Fund LP do not have “important rights”, as defined by AICPA Statement of Position No. 78-9, due to their affiliation with the Company, the Company is deemed to have control of this partnership and is required to consolidate the financial results of Calamos Equity Opportunities Fund LP with the Company’s results. CFP’s and John P. Calamos, Sr.’s combined interest (54.5%) in Calamos Equity Opportunities Fund LP is represented as a minority interest in the Company’s financial statements.
      The Company had a 99% interest in the Calamos Hedge Fund, L.P. as of December 31, 2003 but did not have any interest at December 31, 2004.

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

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investment Securities
      The Company carries its investments at fair value for both trading securities and available-for-sale securities. For a substantial majority of the Company’s investments, fair values are determined based upon market prices. If quoted market prices are not available, the Company uses matrix, model or other similar pricing methods to determine fair value. For the periods presented, non-readily marketable securities represent less than 1% of all investment securities. The Company records investment securities on a trade date basis.
      Because CFS is a registered broker-dealer, the Company is required to classify securities owned by CFS as trading securities. The Company also classifies securities held by Calamos Hedge Fund, L.P. and by Calamos Equity Opportunities Fund LP as trading securities. Unrealized gains and losses on trading securities and on partnership units are included in investment income and other income in the statement of income for all periods presented.
      The Company records all securities owned by Holdings, CAL and CPM as available-for-sale under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, as the Company does not intend to sell these securities in the near term. Unrealized gains and losses on available-for-sale securities are excluded from earnings and are reported, net of tax as a separate component of stockholders’ equity until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.
      On a quarterly basis, the Company conducts regular reviews to assess whether other-than-temporary impairment exists. Changing economic conditions, global, regional, or changes related to specific issuers or industries, could adversely affect these values.

Property and Equipment
      Property and equipment are recorded at cost less accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, ranging from three years to seven years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining term of the lease.

Internally Developed Software
      In accordance with AICPA Statement of Position 98-1 Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1), certain internal and external development costs incurred in connection with developing or obtaining software for internal use are capitalized. These capitalized costs are included in property and equipment, net on the Consolidated Statement of Financial Condition and are amortized using the straight-line method over their estimated useful life.

Debt Issue Costs
      Deferred debt issuance costs are amortized on a straight-line basis over the related term of the debt and are included in other assets in accordance with AICPA Accounting Principles Board Opinion No. 21 (APB 21) Interest on Receivables and Payables. In accordance with EITF 95-13 Classification of Debt Issue Costs in the Statement of Cash Flows, the deferred costs are classified as a financing activity in the Statements of Cash Flows when amortized.

Compensation Plans
      Effective January 1, 2004, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard No. 123 Accounting for Stock Based Compensation (SFAS 123). Prior to 2004, the Company accounted for a long-term Equity Appreciation Plans (EAU Plans), using the accounting

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
methods prescribed by Financial Accounting Standards Board (FASB) Financial Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, an Interpretation of APB Opinions No. 15 and 25 (FIN 28), and its related interpretations. Under the modified prospective method of adoption selected by the Company under the provisions of SFAS 148, Accounting for Stock Based Compensation — Transition and Disclosure, compensation expense recognized in 2004 is the same as that which would have been recognized had the fair value recognition provisions of SFAS 123 been applied from its original effective date.
      During 2004, the Company established an incentive stock plan that provides for grants of restricted stock unit (RSU) awards and stock option awards for certain employees of the Company. RSUs are convertible on a one-for-one basis into shares of the Company’s common stock. Stock option awards are based on shares of the Company’s common stock. The Company records compensation expense on a straight-line basis over the service period.
      Prior to establishing the incentive stock plans, the Company had long-term Equity Appreciation Unit plans (EAU Plan) for certain individuals of the Company. These EAU plans were terminated in October 2004 in connection with the Offering. In accordance with both SFAS 123 and FIN 28, compensation expense was accrued over the periods in which employees performed services. As such, any change in the EAU Plan (based upon the enterprise’s estimated market value over the originating value at grant date) was multiplied by the actual number of service periods divided by the total number of service periods in the vesting period. This change, whether increase or decrease, was recorded as expense in the current period.

Revenue Recognition
      The Company earns revenue by providing investment management services to Company-sponsored open-end and closed-end mutual funds and to separate accounts. This revenue is earned pursuant to the terms of the underlying advisory contract and is based on a contractual investment advisory fee applied to the assets in each portfolio. Any fees collected in advance are deferred and recognized over the period earned. Performance-based advisory fees earned from certain separate accounts are recognized annually upon completion of the contract year and based upon either (1) the positive difference between the investment returns on a client’s portfolio compared to a benchmark index or (2) the absolute percentage of gain in the client’s account.
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

Deferred Sales Commissions
      Deferred sales commissions are commissions advanced by the Company on the sale of Class B and Class C shares of the Funds. Deferred sales commissions are amortized on a straight-line basis over the period in which 12b-1 fees are received. Because 12b-1 fees cease upon redemption of shares, amortization expense is accelerated when shares are redeemed resulting in the reduction of the deferred sales commission asset. These redemptions results in an amortization period not to exceed 12 months for Class C shares and 96 months (eight years) for Class B shares.
      The Company evaluates the carrying value of its deferred sales commissions on a quarterly basis. In its impairment analysis, the Company compares the carrying value of the deferred sales commission asset to the

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Income Taxes
      Prior to the Offering, CFP elected to be taxed as an “S” corporation under the Internal Revenue Code. Therefore, the income and expenses of CFP were included in the income tax returns of its stockholders. CFP was subject to only Illinois replacement tax and other state taxes of $383, $1,117, and $1,567 for the years ended December 31, 2002, 2003 and the period ended November 1, 2004, respectively. Replacement taxes are recorded as income taxes in the consolidated statement of income.
      Effective with the Offering, the Company accounts for income taxes under the liability method prescribed by SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Although valuation allowances may be established, when necessary, to reduce the amounts expected to be realized, there were no deferred tax asset valuation allowances at December 31, 2004.

Investments in Partnerships
      The Company had a $1,127 (99%) and $1,059 (99%) interest in the Calamos Hedge Fund, L.P. as of December 31, 2003 and 2002, respectively. In April 2004, the Company liquidated the Calamos Hedge Fund, L.P., which resulted in a realized gain of $109, as well as the elimination of the minority interest related to this investment. This investment was consolidated into the operations of the Company.
      The Company had a $1.7 million (12.7%) and $3.1 million (18.8%) interest in the Calamos Multi-Strategy L.P. as of December 31, 2003 and 2004, respectively. This investment is accounted for using the equity method and is carried at the net asset value of the partnership units held by the Company.
      The Company had a $26.1 million (45.5%) in the Calamos Equity Opportunities Fund LP as of December 31, 2004. Because the limited partners in the Calamos Equity Opportunities Fund LP do not have “important rights”, as defined by AICPA Statement of Position No. 78-9, due to their affiliation with the Company, the Company is deemed to have control of this partnership and is required to consolidate the financial results of Calamos Equity Opportunities Fund LP with the Company’s results.

Earnings per Share
      Earnings per share are calculated in accordance with SFAS No. 128, Earnings per Share, which requires that both basic and diluted earnings per share be presented. Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of Class A and Class B common stock outstanding during each year. Shares issued during the year are weighted for the portion of the year that they were outstanding. Diluted earnings per share reflects the potential dilution that would occur if securities, stock options or membership units held by CFP were exercised or converted into common stock.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(3)	Related-Party Transactions
      CAL provides investment management and portfolio accounting services to the Funds and the Closed-end Funds. CFS acts as the sole distributor of the Funds. The Company earns management, distribution and portfolio accounting fees for these services that are accrued and settled monthly. Subsidiaries of the Company receive an annual management fee between 1% and 2% of net assets for their management services to private investment pools. The management fee is paid on a monthly basis in the form of additional investment units in the pools. The table below summarizes the total fees earned from affiliates identified above during the periods identified below:

	Twelve Months Ended
	December 31,

	2002	2003	2004

Investment management fees from:
The Funds	$29,885	$61,913	$123,264
The Closed-End Funds	2,011	10,204	39,439
Private investment pools	100	155	162

Totals	$31,996	$72,272	$162,865

Distribution and underwriting fees from the Funds	$19,482	$43,972	$84,666

Portfolio accounting fees from:
The Funds	$—	$—	$1,478
The Closed-End Funds	—	—	410

Totals	$—	$—	$1,888

      Dragon Leasing Corp. (Dragon) is an affiliated company solely owned by John P. Calamos, Sr. CAL is party to a lease agreement whereby CAL has use of an airplane for business travel. Under this agreement CAL agrees to pay for transportation services and other contractual fees reflected in general and administrative expense. During 2003, CAL provided a loan to Dragon to allow Dragon the ability to purchase an aircraft. The borrowings to finance the aircraft purchase were subject to interest that accrued at LIBOR plus 1.75%. This loan was repaid in full during 2004. The table below summarizes total service fees incurred and the net receivable (payable) balance during the reporting periods identified below:

	Twelve Months Ended
	December 31,

	2002	2003	2004

General and administrative	$639	$242	$459

	December 31,

	2003	2004

Net receivable from/(payable to) Dragon	$3,332	$(2)

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On June 30, 2004, the Company distributed certain real estate owned to its stockholders at that time, who collectively contributed these assets to Calamos Property Holdings LLC (CPH). CAL is party to a lease with 1111 Warrenville Road LLC, a subsidiary of CPH, under which CAL is obligated to pay monthly base rents and operating expenses of $84 to 1111 Warrenville Road LLC. The lease does not have a specified term and may be cancelled by either party with 30 days notice. See note(5) “Property and Equipment” for additional information.
      On October 7, 2004, Holdings entered into a 20-year lease with 2020 Calamos Court LLC, a subsidiary of CPH, with respect to the new corporate headquarters being constructed for the Company’s occupancy. Rent under the lease will commence on the first day of the first month after which Holdings receives possession of the leased premises, expected to be in 2005 and will end on May 31, 2025. Initial monthly base rent payments will be $237 through May 1, 2006 and will increase 3% annually, beginning June 1, 2006 for the remaining term of the lease. Holdings may not terminate the lease unless a casualty, condemnation or material temporary taking affects all or a substantial portion of the leased premises. 2020 Calamos Court LLC may only terminate the lease upon specified events of default, which are subject to applicable grace periods.
      CPM has pledged $328 to secure a letter of credit in the same amount for the benefit of CPH with respect to the construction of the new corporate headquarters. CPM collects from CPH an annual fee equal to 1% of the amount pledged for supporting the letter of credit.

(4)	Investment Securities
      The following table provides a summary of securities owned as of December 31, 2003 and 2004. Other investment securities consist primarily of common stock and stock derivatives, largely attributable to the consolidation of the partnerships with the Company’s results. At December 31, 2003 and 2004, the other investments relating to the consolidation of the partnerships were $1,093 and $57,078, respectively.

	December 31, 2003

	Available	Trading	Total
	for Sale	Securities	Securities

Affiliated Mutual Funds	$6,073	$2,906	$8,979
Treasury securities	250	—	250
Other investment securities	—	1,160	1,160

	$6,323	$4,066	$10,389

	December 31, 2004

	Available	Trading	Total
	for Sale	Securities	Securities

Affiliated Mutual Funds	$86,689	$3,359	$90,048
Treasury securities	275	—	275
Other investment securities	70	57,128	$57,198

	$87,034	$60,487	$147,521

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The table below summarizes the proceeds from the sale of available-for-sale securities, unrealized and realized gains (losses) on available-for-sale securities, and unrealized gains (losses) on trading securities.

	Twelve Months
	Ended
	December 31,		January 1 to	November 2 to
			November 1,	December 31,
	2002	2003	2004	2004

Available for sale securities:
Proceeds from sale of available-for-sale securities	$2	$—	$—	$—
Realized gains (losses) from sale of available-for-sale securities	—	—	—	—
Unrealized gains (losses) on available-for-sale securities	(435)	1,274	1,854	6,113
Trading securities:
Unrealized gains (losses) on trading securities	(324)	886	144	2,801
      The cumulative net unrealized gains (losses) on available-for-sale securities consisted of the following as of December 31, 2003 and 2004:

	December 31,

	2003	2004

Total cumulative unrealized gains on available-for-sale securities with net gains:
Affiliated Mutual Funds	$1,930	$9,875
Treasury securities	117	143

Total gains	2,047	10,018
Total cumulative unrealized losses on available-for-sale securities with net losses:
Affiliated Mutual Funds	(2)	(6)

Total cumulative unrealized gains (losses) on available-for-sale securities	$2,045	$10,012

      The Company periodically evaluates its available-for-sale investments for other-than-temporary declines in value. Other-than-temporary declines in value may exist when the fair value of an investment security has been below the carrying value for an extended period of time. If an other-than-temporary decline in value is determined to exist, the unrealized investment loss, net of tax in accumulated other comprehensive income is realized as a charge to net income in the period in which the other-than-temporary decline in value occurs. At December 31, 2004, for those investments that have unrealized losses, the Company believes that all of these unrealized losses are only temporary and are due to temporary market conditions.

(5)	Property and Equipment
      On June 30, 2004, Calamos Property Holdings, Inc., the predecessor of CPM, distributed equity in all of its owned real estate assets to its stockholders at that time. Land, building and furniture, fixtures and equipment with a book value, net of depreciation, of $16,055 and a fair value of $18,044 as of June 30, 2004 were distributed, resulting in a gain of $1,989, which was recorded as other income on the Company’s consolidated statement of income.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At December 31, 2003 and 2004, property and equipment and related accumulated depreciation were as follows:

	December 31, 2003

		Accumulated
	Cost	Depreciation	Net

Land	$4,890	$—	$4,890
Building	2,154	538	1,616
Furniture, fixtures, and equipment	8,737	2,983	5,754

	$15,781	$3,521	$12,260

	December 31, 2004

		Accumulated
	Cost	Depreciation	Net

Land	$—	$—	$—
Building	—	—	—
Furniture, fixtures, and equipment	8,490	3,588	4,902

	$8,490	$3,588	$4,902

(6)	Debt
      The table below summarizes the outstanding debt balance at each period end.

	December 31,

	2003	2004

Bank debt — term loan	$24,216	$—
Bank debt — revolving loan	2,484	—
Bank debt — line of credit	3,500	—
Mortgage — building	4,104	—
Mortgage — land	4,381	—
Senior unsecured notes	—	150,000

Total debt	38,685	150,000
Less current portion	(15,677)	—

Total long-term debt	$23,008	$150,000

Bank Debt
      To make payments of advanced commissions, the Company entered into a financing agreement in 2002 with a commercial bank that provided a $30 million credit facility. The facility was comprised of two components: (i) term loans and (ii) revolving loans. Interest was payable at rates equal to: (a) the Prime Rate or (b) London Interbank Offering Rate (LIBOR) plus a LIBOR margin, which varied between 2.125% and 2.625% as the Company’s credit quality changed. Additionally, the Company paid an annual commitment fee between of 1/4 of 1% and 3/8 of 1% on any unused portion of the commitment. The commitment fee also varied with the Company’s credit quality.
      The term loans were to be repaid in 16 equal quarterly installments. In addition to the $30 million credit facility, the Company secured a revolving line of credit with a commercial bank in the amount of $5 million. The Company paid interest at a rate equal to: (a) the Prime Rate or (b) London Interbank Offering Rate

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(LIBOR) plus a LIBOR margin, which varied between 2.125% and 2.625% as the Company’s credit quality changed. The Company also paid an annual commitment fee of between 1/4 of 1% and 3/8 of 1% on any unused portion of the commitment that varied with the Company’s credit quality.
      The credit agreements contained certain financial covenants, which required the Company to maintain specified minimum levels of net worth and maximum levels of indebtedness and minimum levels of cash flow and interest coverage ratios. The credit agreements further limited the Company’s ability to pay dividends. The Company was in compliance with its debt covenants at December 31, 2002 and 2003.

Mortgage
      At December 31, 2003, the Company financed the office building via a mortgage. The Company made quarterly principal payments of $76 and monthly interest payments at a fixed rate equal to 5.77%. In addition, the Company financed undeveloped land with a mortgage at December 31, 2003. The Company made quarterly interest payments at a variable rate equal to LIBOR plus 1.75% for the undeveloped land. The land mortgage had a final principal payment of $4,381 due at maturity. On June 30, 2004, both mortgages were distributed to the stockholders through the stockholders’ assumption of $8,333 debt. As of December 31, 2004, the Company had no mortgages outstanding.

Senior Unsecured Notes
      On April 29, 2004, the Company refinanced its bank debt with the issuance of $150 million aggregate principal amount of 5.24% senior unsecured notes due April 29, 2011 to various note purchasers in a private placement. As of December 31, 2004, $150 million aggregate principal senior unsecured notes remained outstanding. These notes are set to mature on April 29, 2011. As a result of the $150 million debt offering, the Company incurred $1,997 in debt issuance costs. The deferred costs are recorded as a noncurrent asset, and the amortization of the deferred costs is included in interest expense and is recorded on a straight-line basis over the seven year (84 month) term of the loan.
      Under the note purchase agreement governing the terms of the senior unsecured notes, the Company must maintain consolidated net worth, leverage and interest coverage ratios. The note purchase agreement also contains other covenants that, among other things, restrict the ability of the Company’s subsidiaries to incur debt and restrict the Company’s ability and the ability of the Company’s subsidiaries to create liens and to merge or consolidate, or sell or convey all or substantially all of the Company’s assets. As of December 31, 2004, the Company was in compliance with all covenants.

(7)	Fair Value of Financial Instruments
      Because of the short maturity associated with cash and cash equivalents, the carrying amounts approximate their fair values. Investment securities are recorded at fair value as described in Footnote 2 — Summary of Accounting Policies. In applying the equity method of accounting, the investment in partnerships reflects the net asset value of the underlying partnership units, which approximate fair value. As of December 31, 2003, the carrying values of the current portion of debt and long-term debt approximate their fair values because of the variable interest rates associated with these financial instruments. At December 31, 2004, the fair value of long-term debt is estimated using discounted cash flows based on the Company’s incremental borrowing rates for the debt and market prices for similar bonds at the measurement date. All methods of assessing fair value result in an estimate of value that may never be realized.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A comparison of the fair values and carrying amounts of these instruments is as follows:

	December 31, 2003		December 31, 2004

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Assets:
Cash and cash equivalents	$5,073	$5,073	$149,768	$149,768
Investment securities, trading and available for sale	10,389	10,389	147,521	147,521
Investment in partnerships (included in other current assets)	1,713	1,713	3,072	3,072

Liabilities:
Current portion of debt	15,676	15,676	—	—
Long-term debt	23,008	23,008	150,000	156,056

(8)	Minority Interest in Calamos Holdings LLC
      Minority interest represents CFP and John Calamos, Sr.’s aggregate ownership interest of 77% in Holdings and is derived by multiplying the respective balances of Holdings by their aggregate 77% ownership, except where described below.

Minority Interest at November 1, 2004	$—
Historical shareholders’ equity as of November 1, 2004:	79,217
Net proceeds retained from the Offering	38,370
Net income from November 2 to December 31, 2004(1)	22,604
Impact of overallotment option on allocated income(2)	(88)
Compensation expense recognized under stock incentive plans	458
Changes in unrealized gains on available-for-sale securities	4,707
Dividend equivalent accrued under stock incentive plans	(61)
Dividends paid and declared	(9,913)

Minority Interest at December 31, 2004	$135,294

(1)	Because CAM owned 20% of Holdings from November 2, 2004 through November 7, 2004 and 23% from November 8, 2004 through December 31, 2004, the net income allocation of 77.3% is a result of the weighted average based upon the actual number of days.

(2)	The subsequent purchase of 3,000,000 units on November 8, 2004, resulting from the underwriter’s exercise of the overallotment option, increased CAM’s ownership in Holdings by 3% to 23%. As a result, the 3% of income from November 2, 2004 through November 7, 2004 is not allocated to CAM in the income statement. However, CAM purchased 3% of the total equity of Holdings, including 3% of income from November 2, 2004 through November 7, 2004, which is reflected as an increase in equity and as a decrease to minority interest.

(9)	Common Stock
      All shares of Class A Common Stock and Class B Common Stock are identical and shall entitle the holders to the same rights and privileges, except that the holders of Class B Voting Common Stock possess super-voting rights in the Company, except as otherwise required by law.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(10)	Effect of Initial Public Offering to Stockholders’ Equity
      The table below summarizes the net proceeds retained by the Company from the Offering on November 2, 2004 as presented in the consolidated statements of changes in stockholders’ equity.

		Additional
		Paid-in-
	Common	Capital	Total

Net proceeds from issuance of common stock	$230	$381,901	$382,131
Use of proceeds to purchase membership units from CFP	—	(332,300)	(332,300)

Net proceeds retained by the Company	230	49,601	49,831
Allocation of 77% to minority interest	—	(38,370)	(38,370)

23% of net proceeds from the Offering	$230	$11,231	$11,461

(11)	Profit Sharing Plan
      The Company contributes to a profit sharing plan (the PSP Plan) covering substantially all employees. Contributions to the PSP Plan are at the discretion of the Board of Directors. For the years ended December 31, 2002, 2003 and 2004, the Company recorded expense for the contributions to the PSP Plan in the amounts of $1,670, $1,816, and $1,440, respectively. This expense is included in employee compensation and benefits on the consolidated statement of income.

(12)	Compensation Plans
      The company accounts for the following compensation plans: the Equity Appreciation Units (EAUs), Incentive Stock Plans, which are comprised of restricted stock units and stock options, and a Supplemental Incentive Compensation Award Plan (SICA).

Equity Appreciation Units
      EAUs were a form of cash based compensation that were awarded in accordance with the provisions of the Plan and were intended to reflect a share in the growth of the equity value of the Company. Because EAUs were purely a form of cash compensation and had no conversion features to common stock, EAUs did not have a dilutive effect on earnings per share. Participants vested in the EAUs if employed by the Company on the vesting date. Payouts from the Plan were made from the general assets of the Company and were based on the value of the awards on the vesting date.
      The EAU plans were terminated in November 2004 in connection with the Offering. Upon termination of these plans one-half of each EAU participant’s earned balance was paid in cash to the participants. The remainder of each participant’s earned balance was converted into restricted stock units (RSU) and the corresponding liability of $6,679 was recorded to additional paid in capital.
      Compensation expense of $1,090, $2,846, and $9,148 was recognized for the years ended and December 31, 2002 and 2003 and for the period ending November 1, 2004, respectively. The Company had a deferred liability for the benefit of the EAU Plan’s participants in the amount of $4,210 and $0 as of December 31, 2003 and December 31, 2004, respectively. In determining the amount of liability recorded, management made estimates the fair value of the Company. This estimate was based on the Company’s specific business and financial condition as well as relevant market factors. At termination, the enterprise value was estimated to be $1.8 billion based on the initial offering price of $18.00 per share.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Incentive Stock Plans
      Certain employees of the Company participate in equity compensation plans which are comprised of restricted stock units and stock options and are designed to retain key employees. A total of 10,000,000 shares of CAM’s common stock may be granted under the plans. During 2004, 1,350,212 restricted stock units with an estimated fair value of $24,304 and 720,454 stock options with an estimated fair value of $4,633 were awarded to employees of the Company in accordance with the provisions of the plan.
      RSU’s entitle each recipient to receive a share of Class A common stock and a dividend equivalent to the actual dividends declared on CAM’s Class A common stock. RSU’s are granted with no strike price and, therefore, the Company receives no proceeds when the RSU’s vest. These awards, including accrued dividends, vest at the end of the restriction period, generally between three and six years and are expensed on a straight line basis over the vesting period. A summary of the RSU activity for the year ended December 31, 2004 is as follows:

Shares

Outstanding, October 26, 2004	—
Granted on October 27, 2004	1,350,212
Forfeited	6,700
Exercised	—

Outstanding, December 31, 2004	1,343,512

RSUs converted during the year	—
Weighted average fair value of RSUs granted	$18.00
      Stock options entitle each recipient to purchase a share of Class A common stock in exchange for the stated exercise price upon vesting of each award. Under the plan, the exercise price of each option, which has a 10-year life, equals the market price of the company’s stock on the date of grant. For awards granted on October 27, 2004, the exercise price at grant date was $18.00. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. For options granted during the year, the weighted average fair value was estimated on the date of the grant with the following weighted average assumptions: dividend yield of 1.56%, expected volatility of 33%, risk-free interest rate of 3.74% and expected life of 7.5 years. These awards, including accrued dividends, vest at the end of the restriction period, generally between three and six years. The fair value of the award is expensed on a straight line basis over the vesting period.
      A summary of the stock option activity for the year ended December 31, 2004 is as follows:

		Weighted
		Average
	Shares	Exercise Price

Outstanding, October 26, 2004	—	—
Granted on October 27, 2004	720,454	$18.00
Forfeited	—	—
Exercised	—	—

Outstanding, December 31, 2004	720,454	$18.00

Options exercisable at year-end	—
Weighted average fair value of options granted	$6.43

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Expense recorded in connection with the RSU and stock option plans were $32 during the period October 27, 2004 to November 1, 2004 and $595 during the period November 2, 2004 to December 31, 2004, of which $137, net of the minority interest, is credited as additional paid in capital.

Supplemental Incentive Compensation Award Plan Units
      Certain officers of the company participate in a long-term, deferred Supplemental Incentive Compensation Award Plan (SICA). SICA provides for additional cash compensation payable over a period of three years beginning three years after granting of each award. Compensation expense is recognized monthly on a straight line basis over the first three years immediately following the granting of each award. Payouts from SICA will be made from the general assets of the Company.

(13)	Income Taxes
      The provision for income taxes for the years ended December 31, 2002, 2003 and 2004 consist of the following:

			January 1 to	November 2 to
			November 1,	December 31,
	2002	2003	2004	2004

Current:
Federal	$—	$—	$—	$1,104
State	383	1,117	1,567	248

Total current income taxes	$383	$1,117	$1,567	$1,352

Deferred:
Federal	$—	$—	$—	$1,059
State	—	—	—	238

Total deferred income taxes	$—	$—	$—	$1,297

Total income taxes	$383	$1,117	$1,567	$2,649

      Deferred income taxes reflect the expected future tax consequences of temporary differences between carrying amounts and tax bases of the Company’s assets and liabilities. The significant components of deferred income taxes are as follows:

	December 31,

	2003	2004

Deferred tax assets:
Intangible assets	$—	$115,586
Deferred sales commissions		2,788
Other	—	603

Total deferred tax assets	—	118,977

Deferred tax liabilities:
Unrealized net holding gains on investments on available for sale securities		559
Other	—	340

Total deferred tax liabilities	—	899

Net deferred tax assets	$—	$118,078

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Deferred tax assets and liabilities are reflected on the Company’s Consolidated Statements of Financial Condition at December 31, 2004 as a net deferred tax asset. The current and non-current portions of the net deferred tax asset are $6,892 and $111,186, respectively.
      The Company recorded a net deferred income tax asset of $119.9 million in November 2004 as a result of the purchase of 20,000,000 membership units from CFP, whereby the Company will make an election under section 754 of the Internal Revenue Code to mark to current market value all assets that it purchased. However, the assets acquired in connection with purchase of the 3,000,000 membership units directly from Holdings do not qualify for mark to market treatment under section 754. Most of the assets receiving the stepped up basis for tax purposes are in the form of intangible assets, such as management contracts, distribution contracts and intellectual property. These intangible assets will generally be amortized over 15 years, and this amortization will create a future tax benefit of roughly $8.0 million per year, expiring in fiscal year 2019. The Company believes that all deferred income tax assets will be realized; therefore, no valuation allowances have been established.
      The following table reconciles the statutory federal income tax rate to the effective tax rate.

	Twelve Months
	Ended
	December 31,		January 1 to	November 2 to
			November 1,	December 31,
	2002	2003	2004	2004

Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%	35.0%
Income passed through to stockholders	(35.0)%	(35.0)%	(35.0%)	—
State income taxes, net of federal tax benefits	1.5%	1.6%	1.5%	4.8%
Other non-deductible items	0.0%	0.0%	0.0%	0.1%

Effective income tax rate	1.5%	1.6%	1.5%	39.9%

      For the periods ended prior to November 2, 2004, CFP elected to be taxed as an “S” corporation under the Internal Revenue Code. Therefore, the income and expenses of CFP were included in the income tax returns of its stockholders. CFP was subject to only Illinois replacement tax and certain other state taxes.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(14)	Earnings Per Share
      The following table reflects the calculation of basic and diluted earnings per share:

			January 1 to	November 2 to
			November 1,	December 31,
	2002	2003	2004	2004

	(In thousands, except per share amounts)
Earnings per share — basic
Earnings available to common shareholders	$24,731	$67,326	$102,182	$3,992
Weighted average shares outstanding	96,800	96,800	96,800	22,700

Earnings per share — basic	$0.26	$0.70	$1.06	$0.18

Earnings per share — diluted
Income before minority interest and taxes				$30,572
Less: Minority interest in Calamos Equity Opportunities Fund LP				1,322

Income before minority interest in Calamos Holdings LLC and income taxes				29,250
Less: Impact of income taxes				11,668

Earnings per share available to common shareholders	$24,731	$67,326	$102,182	$17,582
Weighted average shares outstanding	96,800	96,800	96,800	22,700
Conversion of membership units for common stock	—	—	—	77,300
Dilutive impact of RSU’s	—	—	—	491
Dilutive impact of stock options	—	—	—	—

Weighted average shares and potential dilutive shares outstanding	96,800	96,800	96,800	100,491

Earnings per share — dilutive	$0.26	$0.70	$1.06	$0.17

      Diluted shares outstanding for the period of November 2, 2004 to December 31, 2004 represent the Company’s weighted average Class A common stock after giving effect to the Offering as of November 2, 2004. The diluted shares outstanding are calculated: (a) assuming Calamos Family Partners, Inc. and John P. Calamos, Sr. exchanged all of their membership units in Calamos Holdings LLC for, and converted all outstanding shares of the Company’s Class B common stock into, shares of the Company’s Class A common stock, in each case on a one-for-one basis and (b) including the effect of outstanding restricted stock unit and option awards. In calculating diluted earnings available to common shareholders for the period November 2, 2004 to December 31, 2004, an effective tax rate of 39.89% was applied to income before minority interest in Calamos Holdings LLC and income taxes of $29,250, resulting in earnings available to common shareholders of $17,582.
      The Company uses the treasury stock method to reflect the dilutive effect of unvested restricted stock units and unexercised stock options in diluted earnings per share. Under the treasury stock method, if the average market price of common stock increases above the option’s exercise price, the proceeds that would be assumed to be realized from the exercise of the option would be assumed to be used to acquire outstanding shares of common stock. However, pursuant to SFAS 123, the awards may be antidilutive even when the market price of the underlying stock exceeds the related exercise price. This result is possible because compensation cost attributed to future services and not yet recognized is included as a component of the assumed proceeds upon exercise. As such, the dilutive effect of such options and RSUs would result in the

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
addition of a net number of shares to the weighted-average number of shares used in the calculation of diluted earnings per share. Total RSUs of 1,350,212 were issued in connection with the Offering and 1,343,512 were outstanding as of December 31, 2004. Prior to the Offering, no options or dilutive securities were outstanding. The RSUs were granted with no strike price and, therefore, the Company will receive no proceeds when the RSUs are exercised. As a result, the RSUs will have a dilutive effect on in the computation of earnings per share. For the period ending December 31, 2004, the dilutive effect of the RSUs resulted in an additional 491,309 weighted average shares outstanding. Total stock options of 720,454 were issued in connection with the Offering and outstanding as of December 31, 2004. None of the outstanding options to purchase 720,454 shares of Class A common stock with an exercise price of $18.00 were included in the computation of diluted earnings per share, because the exercise of the options would have been antidilutive.

(15)	Commitments and Contingencies
      In the normal course of business, the Company enters into agreements that include indemnities in favor of third parties, such as engagement letters with advisors and consultants, distribution agreements and service agreements. In accordance with the Company’s by-laws, the Company has also agreed to indemnify its directors, officers, employees and agents in certain cases. Certain agreements do not contain any limits on the Company’s liability and, therefore, it is not possible to estimate the Company’s potential liability under these indemnities. In certain cases, the Company may have recourse against third parties with respect to these indemnities. Further, the Company maintains insurance policies that may provide coverage against certain claims under these indemnities
      In the normal course of business, the Company may be subject to various legal proceedings from time to time. Currently, there are no legal proceedings pending against the Company or the Company’s subsidiaries.
      The Company leases computer equipment and office space under long-term operating leases expiring at various dates throughout fiscal year 2025. Lease expenses for years ended December 31, 2002, 2003 and 2004 were $666, $853 and $1,663 respectively. At December 31, 2004 the Company’s aggregate future minimum payments for operating leases having initial or non-cancelable terms greater than one year are payable as follows:

Minimum
Payments

Year ended December 31:
2005	3,041
2006	2,990
2007	3,001
2008	3,079
2009	3,169
Thereafter	62,702

Total minimum lease payments	$77,982

(16)	Regulatory and Net Capital Requirements
      As a broker/dealer, CFS is subject to the Securities and Exchange Commission’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, and requires that the ratio of aggregate indebtedness to net capital (net capital ratio), as defined, shall not exceed 15 to 1. As of

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2003 and 2004, the net capital, the excess of the required net capital and the net capital ratio were as follows:

	December 31,

	2003	2004

Net capital	$3,550	$6,453
Excess of required net capital	$3,135	$5,502
Net capital ratio	1.75	2.21
      CFS is not required to compute the Reserve Requirements under Exhibit A of Rule 15c3-3(k)(2)(ii) or to include Information Relating to the Possession or Control Requirements under Rule 15c3-3, because the Registrant is an introducing broker and promptly transmits all customer funds and securities to the clearing broker who carries the accounts of such customers.

(17)	Concentration Risk
      Approximately 40% and 16% of the Company’s total revenue for the year ended December 31, 2004 was derived from services provided to the Calamos Growth Fund and the Calamos Growth and Income Fund, respectively, Company-sponsored mutual funds. This revenue is largely dependent on the level of assets under management in numerous individual shareholder accounts.

(18)	Recently Issued Accounting Pronouncements
      In March 2004, the FASB ratified the consensus of the EITF regarding the recognition and measurement of other-than-temporary impairments of certain investments. The effective date of the recognition and measurement guidance in EITF 03-01 has been delayed until the implementation guidance provided by a FASB staff position on the issue has been finalized. The disclosure guidance was unaffected by the delay and is effective for fiscal years ended after June 15, 2004. The Company has implemented the disclosure provisions of EITF 03-01 and does not anticipate that the implementation of the recognition and measurement guidance, when released, will have a material effect on the Company’s financial statements.
      Effective January 1, 2004, the Company adopted the fair value recognition provisions of SFAS 123. In December 2004, FASB revised SFAS 123, requiring public registrants to recognize the cost resulting from all stock-based compensation transactions in their financial statements. This guidance is effective for all reporting periods subsequent to June 15, 2005. The Company does not believe that the implementation of the revised SFAS 123 will have a material effect on its financial statements.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
      None

Item 9A.	Controls and Procedures.
      An evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the chief executive officer and chief accounting officer concluded that the design and operation of these disclosure controls and procedures were effective as of December 31, 2004. No significant changes were made in our internal controls or in other factors that has materially affected, or is likely to materially affect, these controls over financial reporting.
Item 9B.     Other Information.
      None
PART III

Item 10.	Directors and Executive Officers of the Registrant.
      Information regarding the Directors and Executive Officers of the Company and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference from our definitive proxy statement for our 2005 Annual Meeting of Shareholders (the “Proxy Statement”).
      The company has adopted a Code of Business Conduct and Ethics (the Code of Conduct) that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Conduct is posted on the Investor Relations section of our website (www.calamos.com) and available in print free of charge to any shareholder who requests a copy. Interested parties may address a written request for a printed copy of the Code of Conduct to: Secretary, Calamos Asset Management Inc., 1111 E. Warrenville Road, Naperville, IL 60563. We intend to satisfy the disclosure requirement regarding any amendment to, or a waiver of, a provision of the Code of Conduct by posting such information on our website.

Item 11.	Executive Compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

Item 13.	Certain Relationships and Related Transactions.

Item 14.	Principal Accounting Fees and Services.
      The information set forth in the Proxy Statement is incorporated by reference for these items.
PART IV

Item 15.	Exhibits, Financial Statement Schedules.
(a) The following documents are filed as part of this report.
      1. Financial Statements: See Item 8 of Part II.
      2. Financial Statement Schedules: None.
      3. List of Exhibits:

II-1

Exhibit
Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of the Registrant.(1)

3.2	Amended and Restated By-Laws of the Registrant.(1)

4.1	Stockholders’ Agreement among John P. Calamos, Sr., Nick P. Calamos and John P. Calamos, Jr., certain trusts controlled by them, Calamos Family Partners, Inc. and the Registrant.(2)

4.2	Registration Rights Agreement between Calamos Family Partners, Inc., John P. Calamos, Sr. and the Registrant.(2)

10.1	Employment Agreement between the Registrant and John P. Calamos, Sr.(2)

10.2	Employment Agreement between the Registrant and Nick P. Calamos.(2)

10.3	Employment Agreement between the Registrant and James S. Hamman, Jr.(2)

10.4	Employment Agreement between the Registrant and Patrick H. Dudasik.(2)

10.5	Calamos Asset Management, Inc. Incentive Compensation Plan.(2)

10.6	Form of EAU-Based RSU Award Statement.(2)

10.7	Form of IPO Equity Award Statement.(2)

10.8	Form of Services-Based RSU Award Statement.(2)

10.9	Contribution Agreement between the Registrant and Calamos Holdings, LLC.(2)

10.10	Tax Indemnity Agreement among the Registrant, Calamos Family Partners, Inc. and Calamos Family Holdings LLC.(2)

10.11	Second Amended and Restated Limited Liability Company Agreement of Calamos Holdings LLC effective as of November 2, 2004, by and among Calamos Family Partners, Inc., John P. Calamos, Sr. and the Registrant.(2)

10.12	Management Services Agreement between the Registrant and Calamos Family Partners, Inc.(2)

21.1	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm, KPMG LLP.

24.1	Power of Attorney (included on signature page of this report).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

(1)	Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2004.

(2)	Incorporated by reference to the Company’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on December 3, 2004.

II-2

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2005.

CALAMOS ASSET MANAGEMENT, INC.

By:	/s/ Patrick H. Dudasik

Name: Patrick H. Dudasik

Title:	Executive Vice President, Chief Financial Officer and Treasurer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John P. Calamos Sr. John P. Calamos Sr.	Chairman of the Board, Chief Executive Officer and Co-Chief Investment Officer (Principal Executive Officer)	March 30, 2005

/s/ Patrick H. Dudasik Patrick H. Dudasik	Executive Vice President, Chief Financial Officer and Treasurer	March 30, 2005

/s/ Nick P. Calamos Nick P. Calamos	Senior Executive Vice President, Co-Chief Investment Officer and Director	March 30, 2005

/s/ G. Bradford Bulkley G. Bradford Bulkley	Director	March 30, 2005

/s/ Richard W. Gilbert Richard W. Gilbert	Director	March 30, 2005

/s/ Arthur L. Knight Arthur L. Knight	Director	March 30, 2005

II-3