Form 10-Q
period 2005-03-31
Calamos Asset Management, Inc. /DE/
filed 2005-05-12
CIK 1299033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED:

March 31, 2005

- OR -

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File Number: 000-51003

CALAMOS ASSET MANAGEMENT, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	32-0122554
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1111 E. Warrenville Road, Naperville, Illinois	60563
(Address of Principal Executive Offices)	(Zip Code)

(630) 245-7200
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

At May 1, 2005, the company had 23,000,000 shares of Class A common stock and 100 shares of Class B common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CALAMOS ASSET MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except per share data)

	March 31,	December 31,
	2005	2004
	(unaudited)
ASSETS:
Current assets
Cash and cash equivalents	$130,420	$149,768
Receivables:
Affiliates and affiliated funds	22,462	21,222
Customers	6,475	6,012
Investment securities, trading and available for sale	169,316	147,521
Prepaid expenses	2,134	1,917
Deferred tax asset, net	7,356	6,892
Other	4,762	4,046

Total current assets	342,925	337,378

Non-current assets
Deferred tax asset, net	109,411	111,186
Deferred sales commissions	63,684	61,417
Property and equipment, net of accumulated depreciation ($4,479 at 3/31/05 and $3,588 at 12/31/04)	15,131	4,902
Other non-current assets	1,550	1,569

Total non-current assets	189,776	179,074

Total assets	532,701	516,452

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities
Accounts payable:
Brokers	14,157	12,514
Affiliates	801	813
Accrued compensation and benefits	5,601	9,985
Accrued expenses and other current liabilities	13,115	17,767

Total current liabilities	33,674	41,079

Long-term liabilities
Long-term debt	150,000	150,000
Other long-term liabilities	308	263

Total long-term liabilities	150,308	150,263

Total liabilities	183,982	191,342

Minority interest in partnership investments	32,672	31,322
Minority interest in Calamos Holdings LLC	151,429	135,294

Stockholders’ equity:
Class A Common Stock, $0.01 par value. Authorized 600,000,000 shares; issued and outstanding 23,000,000 shares	230	230
Class B Common Stock, $0.01 par value. Authorized 1,000 shares; issued and outstanding 100 shares	—	—
Additional paid-in capital	154,385	154,156
Retained earnings	8,735	2,364
Accumulated other comprehensive income	1,268	1,744

Total stockholders’ equity	164,618	158,494

Total liabilities, minority interest and stockholders’ equity	$532,701	$516,452

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended March 31, 2005 and 2004
(in thousands, except per share data)

	(Unaudited)
	2005	2004
		(Predecessor)
Revenues:
Investment management fees	$65,840	$41,252
Distribution and underwriting fees	30,625	22,048
Other	856	360

Total revenues	97,321	63,660

Expenses:
Employee compensation and benefits	14,921	10,778
Distribution and underwriting expense	17,671	10,290
Amortization of deferred sales commissions	7,876	6,633
Marketing and sales promotion	3,468	9,105
General and administrative	4,396	2,751

Total expenses	48,332	39,557

Operating income	48,989	24,103

Other income (expenses):
Interest expense	(2,033)	(292)
Investment and other income	(2,953)	279

Total other income (expense), net	(4,986)	(13)

Income before minority interest and income taxes	44,003	24,090
Minority interest in partnership investments	(2,150)	—

Income before minority interest in Calamos Holdings LLC and income taxes	46,153	24,090
Minority interest in Calamos Holdings LLC	35,535	—

Income before income taxes	10,618	24,090
Income taxes	4,247	358

Net income	$6,371	$23,732

Earnings per share
Basic	$0.28	$0.25

Diluted	$0.28	$0.25

Weighted average shares outstanding
Basic	23,000,100	96,800,000

Diluted	100,598,485	96,800,000

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2005
(in thousands)
(unaudited)

		Additional		Accumulated
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income	Total
Balance at December 31, 2004	$230	$154,156	$2,364	$1,744	$158,494
Net income	—	—	6,371	—	6,371
Changes in unrealized gains on available-for- sale securities, net of minority interest and income taxes	—	—	—	(476)	(476)

Total comprehensive income					5,895
Compensation expense recognized under stock incentive plans, net of minority interest	—	229	—	—	229

Balance at March 31, 2005	$230	$154,385	$8,735	$1,268	$164,618

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2005 and 2004
(in thousands)

	(Unaudited)
	2005	2004
		(Predecessor)
Cash and cash equivalents at beginning of year	$149,768	$5,073

Cash flows from operating activities:
Net income	6,371	23,732
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest in partnership investments	(2,150)	—
Minority interest in Calamos Holdings LLC	35,535	—
Amortization of deferred sales commissions	7,876	6,633
Other depreciation and amortization	962	287
Unrealized depreciation (appreciation) on trading securities	3,761	(164)
Unrealized depreciation (appreciation) on investment in partnership	91	(40)
Management fee received in partnership units	(40)	(39)
Stock-based compensation	997	—
Deferred taxes	1,625	—
Increase in assets:
Accounts receivable:
Customers	(463)	(585)
Affiliates and affiliated mutual funds	(1,240)	(4,302)
Deferred acquisition costs	(10,143)	(12,654)
Other assets	(1,036)	(881)
Increase (decrease) in liabilities:
Accounts payable	1,631	2,816
Accrued compensation and benefits and deferred compensation	(4,384)	(1,974)
Other liabilities and accrued expenses	2,386	6,881

Net cash provided by operating activities	41,779	19,710

Cash flows provided by (used in) investing activities:
Net additions to property and equipment	(11,120)	(2,618)
Net (purchases) proceeds of securities and partnership investments	(25,493)	129

Net cash used in investing activities	(36,613)	(2,489)

Cash flows provided by (used in) financing activities:
Net payments on bank debt	—	(4,383)
Net payments on mortgage payable	—	(76)
Cash dividends paid to minority shareholders	(22,904)	(10,882)
Cash dividends paid to common shareholders	(1,610)	—

Net cash used in financing activities	(24,514)	(15,341)

Net increase (decrease) in cash	(19,348)	1,880

Cash and cash equivalents at end of period	$130,420	$6,953

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Months ended March 31, 2005 and 2004
(unaudited)

(1) Organization and Description of Business

Calamos Asset Management, Inc. (CAM), together with its subsidiaries (the Company), primarily provides investment advisory services to individual and institutional investors as well as investment advisory services to a family of open-end and closed-end funds. The Company completed an initial public offering (Offering) of its Class A common stock on November 2, 2004. Prior to the offering, on October 15, 2004 Calamos Family Partners, Inc. (formerly known as Calamos Holdings Inc.) (CFP), contributed all of its assets and liabilities, including all equity interests in its wholly-owned subsidiaries, to Calamos Holdings LLC (Holdings) in exchange for all 96,800,000 membership units of Holdings. On October 20, 2004, Holdings issued 200,000 new membership units for cash to John Calamos, Sr. On November 2, 2004, CAM applied the net proceeds of the Offering to acquire 3,000,000 newly issued membership units directly from Holdings and 20,000,000 membership units from CFP to become the sole manager of Holdings. As the sole manager, CAM operates and controls all of the business and affairs of Holdings and, as a result of this control, CAM consolidates the financial results of Holdings with its own financial results. CAM is now conducting the business previously conducted by Calamos Family Partners, Inc. Accordingly, reported results for the three months ended March 31, 2004 reflect the operations for Calamos Family Partners, Inc. and its subsidiaries (Predecessor). Reported results for the three months ended March 31, 2005 reflect the results of operations for the Company. For more information regarding the Offering and the reorganization undertaken in connection therewith (the Reorganization), see CAM’s Registration Statement on Form S-1 (File No. 333-117847) (the Registration Statement) filed with the Securities and Exchange Commission (SEC).

(2) Basis of Presentation

The consolidated financial statements as of March 31, 2005 and for the three months ending March 31, 2005 and 2004 have not been audited by the Company’s independent registered public accounting firm. In the opinion of management, such information contains all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial condition and results of operations. The results for the interim periods ended March 31 are not necessarily indicative of the results to be obtained for a full fiscal year.

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from these estimates.

CFP’s and John P. Calamos, Sr.’s combined 77% interest in Holdings is represented as minority interest in the Company’s financial statements.

(3) Earnings Per Share

The following table reflects the calculation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
(in thousands, except per share data)	2005	2004
Earnings per share – basic
Earnings available to common shareholders	$6,371	$23,732
Weighted average shares outstanding	23,000	96,800

Earnings per share – basic	$0.28	$0.25

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three Months Ended
	March 31,
(in thousands except per share data)	2005	2004
Earnings per share – diluted
Income before minority interest in Calamos Holdings LLC and income taxes	$46,153	$24,090
Less: Impact of income taxes	18,461	358

Earnings available to common shareholders	$27,692	$23,732

Weighted average shares outstanding	23,000	96,800
Conversion of membership units for common stock	77,000	—
Dilutive impact of RSUs	547	—
Dilutive impact of stock options	51	—

Weighted average shares and potential dilutive shares outstanding	100,598	96,800

Earnings per share — dilutive	$0.28	$0.25

Diluted shares outstanding for the three months ended March 31, 2005 are calculated (a) assuming Calamos Family Partners, Inc. and John P. Calamos, Sr. exchanged all of their membership units in Calamos Holdings LLC for shares of the Company’s Class A common stock on a one-for-one basis and (b) including the effect of outstanding restricted stock unit and stock option awards. In calculating diluted earnings available to common shareholders for the three months ended March 31, 2005, an effective tax rate of 40.0% was applied to income before minority interest in Calamos Holdings LLC and income taxes of $46.2 million, resulting in earnings available to common shareholders of $27.7 million. The impact of income taxes for the three months ended March 31, 2004 reflects the income taxes of Calamos Family Partners, which operated as an S corporation and was not subject to U.S. federal and certain state income taxes, but was subject to Illinois replacement taxes.

The Company uses the treasury stock method to reflect the dilutive effect of unvested restricted stock units (RSU) and unexercised stock options in diluted earnings per share. Under the treasury stock method, if the average market price of common stock increases above the option’s exercise price, the proceeds that would be assumed to be realized from the exercise of the option would be assumed to be used to acquire outstanding shares of common stock. However, pursuant to the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standard (SFAS) No. 123, Accounting for Stock-Based Compensation (SFAS 123), the awards may be anti-dilutive even when the market price of the underlying stock exceeds the related exercise price. This result is possible because compensation cost attributed to future services and not yet recognized is included as a component of the assumed proceeds upon exercise. As such, the dilutive effect of such options and RSUs would result in the addition of a net number of shares to the weighted-average number of shares used in the calculation of diluted earnings per share. Stock options for 293,500 shares and RSUs for 97,000 shares were excluded from the computation of diluted earnings per share for the three months ended March 31, 2005 as they were anti-dilutive. No stock options or dilutive securities were outstanding for the three months ended March 31, 2004.

(4) Stock-Based Compensation

Certain employees and directors of the Company participate in equity compensation plans which are comprised of RSUs and stock options and are designed to retain key employees. A total of 10,000,000 shares of CAM’s common stock may be granted under the plan. During the three months ended March 31, 2005, 97,000 RSUs with an estimated fair value of $2.8 million and 293,500 stock options with an estimated fair value of $3.3 million were awarded to individuals in accordance with the provisions of the plan.

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

RSUs entitle each recipient to receive a share of Class A common stock and a dividend equivalent to the actual dividends declared on CAM’s Class A common stock. RSUs are granted with no strike price and, therefore, the Company receives no proceeds when the RSUs vest. These awards, including accrued dividends, which fully vest between three years and six years from the date of grant, are expensed on a straight-line basis over the vesting period. A summary of the RSU activity for the three months ended March 31, 2005 is as follows:

Shares
Outstanding, December 31, 2004	1,345,936
Granted on February 15, 2005	97,000
Forfeited	3,300
Exercised	—

Outstanding, March 31, 2005	1,439,636

RSUs converted during the year	—

Weighted average fair value of RSUs outstanding	$18.72

Stock options entitle each recipient to purchase a share of Class A common stock in exchange for the stated exercise price upon vesting of each award. Under the plan, the exercise price of each option, which has a 10-year life, equals the market price of the Company’s stock on the date of grant. For awards granted on February 15, 2005, the exercise price at the grant date was $28.76. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. For options granted during the three months ended March 31, 2005, the fair value was estimated on the date of the grant with the following assumptions: dividend yield of 0.97%, expected volatility of 33%, risk-free interest rate of 3.91% and expected life of 7.5 years. These awards, including accrued dividends, vest at the end of the restriction period, generally between three and six years. The fair value of the award is expensed on a straight-line basis over the vesting period. A summary of the stock option activity for the three months ended March 31, 2005 is as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding, December 31, 2004	727,727	$18.00
Granted on February 15, 2005	293,500	$28.76
Forfeited	—	—
Exercised	—	—

Outstanding, March 31, 2005	1,021,227	$21.09

Options exercisable at March 31, 2005	—

Weighted average fair value of options outstanding	$7.82

(5) Recently Issued Accounting Pronouncements

Effective January 1, 2004, we adopted the fair value recognition provisions of SFAS 123. In December 2004, the FASB revised SFAS 123 (SFAS 123(R)), requiring public registrants to recognize the cost resulting from all stock-based compensation transactions in their financial statements. In April 2005, the Securities and Exchange Commission deferred the compliance date of SFAS 123(R) until 2006 for calendar-year companies. We intend to adopt SFAS 123(R) in the first quarter of 2006 and do not believe that the implementation will have a material effect on our financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We provide investment advisory services through our subsidiaries to institutions and individuals, managing $38.2 billion in client assets at March 31, 2005. Our operating results fluctuate primarily due to changes in the total value and composition of our assets under management. The value and composition of our assets under management are, and will continue to be, influenced by a variety of factors including purchases and redemptions of shares of the open-end funds we manage and other investment products, fluctuations in the financial markets around the world that result in appreciation or depreciation of assets under management and our introduction of new investment strategies and products.

The value and composition of our assets under management and our ability to continue to attract clients depends on a variety of factors including the education of our target clients about our investment philosophy, the delivery of best-in-class service, the relative investment performance of our investment products as compared to competing offerings and market indices, the competitive conditions in the mutual fund, asset management and broader financial services sectors, investor sentiment and confidence, and our decision to close strategies when deemed to be in the best interests of our clients.

We market our investment strategies to our target clients through a variety of products designed to suit their individual investment needs. We currently offer six types of mutual fund and separate account investment products. The following table details our assets under management at March 31, 2005 and 2004.

	March 31,
(In millions)	2005	2004
Mutual Funds
Open-end funds	$21,482	$14,764
Closed-end funds	5,884	4,556

Total mutual funds	27,366	19,320

Separate Accounts
Institutional accounts	3,347	2,847
Managed accounts	6,911	6,475
Private client accounts	549	313
Alternative investments	73	18

Total separate accounts	10,880	9,653

Total assets under management	$38,246	$28,973

Our revenues are substantially comprised of investment management fees earned under contracts with the mutual funds and separate accounts that we manage. Our revenues are also comprised of distribution and underwriting fees, including asset- based distributions and/or service fees received pursuant to Rule 12b-1 plans. Investment management fees and distribution and underwriting fees may fluctuate based on a number of factors, including the total value and composition of our assets under management, market appreciation or depreciation and the level of net purchases and redemptions, which represents the sum of new client investments, additional funding from existing clients, withdrawals of assets from and termination of client accounts and purchases and redemptions of mutual fund shares. The distribution of assets under management among our investment products also has an impact on our revenues, as some products carry different fees than others.

Our largest operating expenses are employee compensation and benefits expense, which includes salaries, incentive compensation and related benefits costs, and expenses related to the distribution of mutual funds, including rule 12b-1 payments and amortization of deferred sales commissions for open-end mutual funds.

Operating expenses may fluctuate due to a number of factors, including variations in staffing and compensation, changes in distribution expense as a result of fluctuations in mutual fund sales and market appreciation or depreciation, and depreciation and amortization relating to capital expenditures incurred to maintain and enhance our administrative and operating services infrastructure.

Operating Results

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Assets Under Management

Assets under management increased by $9.3 billion, or 32%, to $38.2 billion at March 31, 2005 from $29.0 billion at March 31, 2004. At March 31, 2005, our assets under management consisted of 72% mutual funds and 28% separate accounts, as compared to 67% mutual funds and 33% separate accounts at March 31, 2004.

	Three Months Ended
	March 31,		Change
(in millions)	2005	2004	Amount	Percent
Mutual Funds
Beginning assets under management	$26,951	$14,650	$12,301	84%
Net purchases	1,551	4,009	(2,458)	61%
Market appreciation (depreciation)	(1,136)	661	(1,797)	272%

Ending assets under management	27,366	19,320	8,046	42%

Average assets under management	27,157	16,616	10,541	63%

Separate Accounts
Beginning assets under management	11,024	9,189	1,835	20%
Net purchases	403	110	293	266%
Market appreciation (depreciation)	(547)	354	(901)	255%

Ending assets under management	10,880	9,653	1,227	13%

Average assets under management	10,891	9,439	1,452	15%

Total Assets Under Management
Beginning assets under management	37,975	23,839	14,136	59%
Net purchases	1,954	4,119	(2,165)	53%
Market appreciation (depreciation)	(1,683)	1,015	(2,698)	266%

Ending assets under management	38,246	28,973	9,273	32%

Average assets under management	$38,048	$26,055	$11,993	46%

Mutual fund net purchases decreased by $2.5 billion, or 61%, to $1.6 billion for the three months ended March 31, 2005 from $4.0 billion for the prior year. The decrease in mutual fund net purchases was primarily attributable to a large closed-end fund offering during the first quarter of 2004 that did not recur. Because closed-end funds do not continually offer new shares to investors, net purchases of closed-end funds are entirely dependent on our ability to consummate closed-end fund offerings. Market demand for closed-end fund offerings is difficult to predict. We intend to monitor the market and pursue opportunities as they present themselves and when doing so would be consistent with our business strategy. Open-end fund net purchases decreased to $1.6 billion for the three months ended March 31, 2005 from $2.0 billion for the prior year largely driven by increasing redemptions that resulted from increased assets under management. We expect future mutual fund purchases to be offset by an increasing amount of redemptions, which generally result from increasing mutual fund assets under management. Separate account net purchases increased to $403 million for the first quarter of 2005 from $110 million in the prior year due to net purchases in our equity program.

Revenues

Total revenues increased by $33.7 million, or 53%, to $97.3 million for the three months ended March 31, 2005 from $63.7 million compared to the prior year. The increase was primarily due to higher investment management fees and distribution and underwriting fees.

	Three Months Ended March 31,		Change
(in thousands)	2005	2004	Amount	Percent
Investment management fees	$65,840	$41,252	$24,588	60%
Distribution and underwriting fees	30,625	22,048	8,577	39%
Other	856	360	496	138%

Total revenues	$97,321	$63,660	$33,661	53%

Investment management fees increased by $24.6 million, or 60%, to $65.8 million for the three months ended March 31, 2005 from $41.3 million for the first quarter of 2004 as a result of a $12.0 billion increase in average assets under management. The overall growth in investment management fees was due primarily to an increase in mutual fund investment management fees, which increased to $52.1 million for the three months ended March 31, 2005 from $30.0 million for the prior year period. Open-end fund investment management fees increased to $39.7 million for the quarter ended March 31, 2005 from $26.0 million for the prior year period as a result of a $7.6 billion increase in open-end fund average assets under management. Closed-end fund investment management fees increased to $12.4 million for the three months ended March 31, 2005 from $4.0 million for the prior year as a result of an increase in closed-end fund average assets under management of $2.9 billion. Investment management fees as a percentage of average assets under management increased to 0.69% for the three months ended March 31, 2005 from 0.63% for the prior year.

Distribution and underwriting fees increased by $8.6 million, or 39%, to $30.6 million for the three months ended March 31, 2005 from $22.0 million for the first quarter of 2004, primarily due to a $7.6 billion increase in open-end funds average assets under management.

Operating Expenses

Operating expenses increased by $8.8 million, or 22%, to $48.3 million for the three months ended March 31, 2005 from $39.6 million for the prior year. The increase was primarily due to higher distribution and employee compensation and benefits expenses, partially offset by a decrease in marketing and sales promotion expense.

	Three Months Ended March 31,		Change
(in thousands)	2005	2004	Amount	Percent
Employee compensation and benefits	$14,921	$10,778	$4,143	38%
Distribution expense	17,671	10,290	7,381	72%
Amortization of deferred sales commissions	7,876	6,633	1,243	19%
Marketing and sales promotion	3,468	9,105	(5,637)	62%
General and administrative	4,396	2,751	1,645	60%

Total operating expenses	$48,332	$39,557	$8,775	22%

Employee compensation and benefits increased by $4.1 million for the three months ended March 31, 2005 primarily due to a $4.1 million increase in executive bonuses resulting from a change in compensation structure made during the second quarter of 2004 to add our Chief Executive Officer and our Senior Executive Vice President to the bonus compensation plan and a $0.4 million increase in salary and benefits expense as we continued to expand our staffing levels to support our growth. These increases were partially offset by a $0.5 million decrease in equity compensation expense, mainly due to replacing our variable Equity Appreciation Unit (EAU) plan with our new incentive stock plan.

Distribution expense increased by $7.4 million, or 72%, primarily due to the aging of open-end fund Class C shares, as well as the growth of average open-end fund assets under management. Of the $7.4 million increase in distribution expense, $4.0 million was primarily due to the aging of Class C shares and $3.4 million was primarily due to the growth of average open-end fund assets under management. Class C share assets do not generate distribution expense in the first year following their sale because we retain the Rule 12b-1 fees during that first year to offset the upfront commissions that we pay, but they do generate a distribution expense in subsequent years as we pay the Rule 12b-1 fees to the selling firms. Although the Rule 12b-1 fee rates we paid to broker-dealers and other intermediaries in the three months ended March 31, 2005 did not change from the rates paid in the prior year, we expect distribution expense to increase to the extent our sales of mutual funds and assets under management continue to grow.

Marketing and sales promotion expense decreased to $3.5 million for the three months ended March 31, 2005 from $9.1 million for the prior year. The decrease of $5.6 million is mainly attributable to a $6.0 million one-time fee paid to underwriters of a closed-end fund offering that we incurred during the first quarter of 2004. As open-end mutual funds that we manage have grown in size and recognition, a limited number of our third-party selling agents began requesting supplemental compensation payments and, subsequently, certain of those agents have requested increases in the amounts of such payments. We expect these trends to continue. However, as a percentage of revenues, supplemental compensation payments have decreased over time.

General and administrative expense increased by $1.6 million primarily due to a $0.9 million increase in professional and business services and a $0.6 million increase in depreciation expense. The increase in depreciation expense was primarily due to the shortening of depreciable lives of leasehold improvements in our office facilities as we expect to move into our new, state-of-the-art office facility at 2020 Calamos Court in Naperville, Illinois in July 2005.

Income Taxes

Income taxes as a percentage of income before income taxes was 40.0% for the first three months of 2005 compared to 1.5% for the first three months of 2004. For the three months ended March 31, 2004, Calamos Family Partners, Inc. (CFP) elected to be taxed as an S corporation under the Internal Revenue Code. Therefore, the income and expenses of CFP were included in the income tax returns of its stockholders. CFP was subject to only Illinois replacement tax and certain other state taxes.

Net Income

Management believes that pro forma results provide a more meaningful basis for period-to-period comparisons of the company’s results for the three months ended March 31, 2005 and 2004. The following pro forma results for the three months ended March 31, 2004 give effect to (1) the Real Estate Distribution, whereby Calamos Family Partners, Inc. (formerly known as Calamos Holdings Inc.), distributed its interest in all of its owned real estate assets to its stockholders, who contributed those assets to a new limited liability company; (2) the Formation Transaction, whereby on October 15, 2004, Calamos Family Partners, Inc. contributed all of its assets and liabilities, including, among other things, all equity interests in its wholly-owned subsidiaries, to Calamos Holdings LLC in exchange for 96,800,000 of the membership units of Calamos Holdings LLC; and (3) the consummation of the our IPO and use of the net proceeds to acquire membership units in Calamos Holdings LLC. In addition, pro forma diluted earnings per share reflect the effect of exchanging all membership interests in Calamos Holdings LLC not held by the company for Class A shares of the company. The pro forma results give effect to these items as if they had occurred at the beginning of the period. The most significant pro forma adjustments relate to the minority interest of Calamos Family Partners, Inc. and to income taxes, as Calamos Family Partners, Inc. historically operated as an S corporation.

On November 2, 2004, the Company became the sole manager of Calamos Holdings LLC and is now conducting the business previously conducted by Calamos Family Partners, Inc. Accordingly, the results for the three months ended March 31, 2004 reflect the results of operations for Calamos Family Partners, Inc. and its subsidiaries. Results for the three months ended March 31, 2005 reflect the results of operations for Calamos Asset Management, Inc.

	Three Months Ended March 31,
					Pro Forma		2004 as
(in thousands, except share data)	2005		2004		Adjustments		Adjusted

Revenues:
Investment management fees	$65,840		$41,252		$—		$41,252
Distribution and underwriting fees	30,625		22,048		—		22,048
Other	856		360		(79	)(1)	281

Total revenues	97,321		63,660		(79)		63,581
Expenses:
Employee compensation and benefits	14,921		10,778		(66	)(1)	10,712
Distribution and underwriting expense	17,671		10,290		—		10,290
Amortization of deferred sales commissions	7,876		6,633		—		6,633
Marketing and sales promotion	3,468		9,105		—		9,105
General and administrative	4,396		2,751		60	(1)	2,811

Total expenses	48,332		39,557		(6)		39,551

Operating income	48,989		24,103		(73)		24,030
Total other income (expense), net	(2,836	)(2)	(13)		72	(1)	59

Income before minority interest and income taxes	46,153		24,090		(1)		24,089
Minority interest	35,535		—		18,549	(3)	18,549

Income before income taxes	10,618		24,090		(18,550)		5,540
Income taxes	4,247		358		1,852	(4)	2,210

Net income	$6,371		$23,732		$(20,402)		$3,330

Earnings per share, basic	$0.28		$0.25				$0.14

Weighted average shares outstanding, basic	23,000,100		96,800,000	(5)			23,000,100	(6)

Calculation of earnings per share, diluted, assuming exchange of membership units(7):
Income before minority interest and income taxes	46,153						24,089
Impact of income taxes	18,461						9,609

Earnings available to common shareholders	27,692						14,480

Earnings per share, diluted	$0.28		$0.25				$0.14

Weighted average shares outstanding, diluted(7)	100,598,485		96,800,000				100,000,100

Notes to Pro Forma Adjustments

(1)	Represents the adjustment related to the Real Estate Distribution based on actual amounts recorded during the periods presented.

(2)	Includes $2.9 million of investment losses and $2.0 million of interest expense, partially offset by $2.1 million of minority interest related to the consolidation of the Calamos Equity Opportunities Fund L.P. for the period ended March 31, 2005.

(3)	Represents an adjustment to increase Calamos Asset Management, Inc.’s minority interest allocation to 77.0 percent. Minority interest was determined by multiplying the income before minority interest and taxes by Calamos Family Partners, Inc.’s and John P. Calamos, Sr.’s 77.0 percent aggregate ownership.

(4)	Reflects the impact of federal and state income taxes on the income allocated from Calamos Holdings LLC to Calamos Asset Management, Inc. Historically, Calamos Family Partners, Inc. operated as an S corporation and was not subject to U.S. federal and certain state income taxes, but was subject to Illinois replacement taxes. The amount of pro forma adjustment was determined by eliminating the Illinois replacement tax and applying the combined 2004 effective federal corporate income tax rate and applicable state tax rates to income before income taxes.

(5)	Represents the contribution by Calamos Family Partners of all its assets and liabilities in exchange for 96,800,000 membership units of Calamos Holdings LLC.

(6)	Reflects 23,000,000 shares of Class A common stock, which represents 23.0 percent of the outstanding shares after the offering. In addition to shares of Class A common stock, there are 100 shares of Class B common stock outstanding.

(7)	Diluted shares outstanding for each period presented represent the weighted average Class A common stock after giving effect to the offering as of the beginning of 2004. The diluted shares outstanding are calculated: (a) including the effect of outstanding restricted stock unit and option awards and (b) assuming Calamos Family Partners, Inc. and John P. Calamos, Sr. exchanged all of their membership units in Calamos Holdings LLC for, and converted all outstanding shares of our Class B common stock into, shares of our Class A common stock, in each case on a one-for-one basis. In calculating diluted earnings per share for the period ended March 31, 2004, the 2004 effective tax rate of 39.89 percent was applied to income before minority interest and income taxes.

Net income totaled $6.4 million for the three months ended March 31, 2005 compared to pro forma net income of $3.3 million for the prior year, an increase of 91%.

	Three Months Ended March 31,
		Pro Forma	Change
(in thousands)	2005	2004	Amount	Percent
Total revenues	$97,321	$63,581	$33,740	53%
Total operating expenses	48,332	39,551	8,781	22%

Operating income	48,989	24,030	24,959	104%
Other income (expense), net	(2,836)	59	(2,895)	*
Minority interest	35,535	18,549	16,986	92%
Income taxes	4,247	2,210	2,037	92%

Net income	$6,371	$3,330	$3,041	91%

*	Not meaningful.

Liquidity and Capital Resources

Our current financial condition is highly liquid, with the majority of our assets comprised of cash and cash equivalents and investment securities. Investment securities are principally comprised of company-sponsored mutual funds and other highly liquid exchange-traded securities. We intend to continue using our capital resources for opportunistic investments in our business as we seek to expand our investment strategies and product offerings. Our working capital requirements historically have been met through cash generated by our operations and bank borrowings.

The following tables summarize key statements of financial condition data relating to our liquidity and capital resources.

	March 31,	December 31,
(in thousands)	2005	2004
Statements of financial condition data:
Cash and cash equivalents	$130,420	$149,768
Receivables	28,937	27,234
Investments	169,316	147,521
Deferred tax asset	116,767	118,078
Deferred sales commissions	63,684	61,417
Long-term debt	150,000	150,000

Cash flows for the three months ended March 31, 2005 and 2004 are shown below:

	March 31,
(in thousands)	2005	2004
Cash flow data:
Net cash provided by operating activities	$41,779	$19,710
Net cash used in investing activities	(36,613)	(2,489)
Net cash used in financing activities	(24,514)	(15,341)

Net cash provided by operating activities increased by $22.1 million, to $41.8 million for the three months ended March 31, 2005 from $19.7 million for the three months ended March 31, 2004, primarily as a result of a $19.9 million increase in income before minority interest and income taxes.

The payment of deferred sales commissions by us to financial intermediaries who sell Class B and C shares of open-end funds is a significant use of our operating cash flows. Use of cash for deferred sales commissions decreased by $2.5 million to $10.1 million for the three months ended March 31, 2005 from $12.6 million for the three months ended March 31, 2004. We expect that the payment of deferred sales commissions will vary in proportion to future sales of Class B and C shares of open-end funds.

Investing activities typically consist of investments in products that we sponsor and of the purchase of property and equipment. Net cash used in investing activities increased to $36.6 million for the three months ended March 31, 2005 from $2.5 million for the three months ended March 31, 2004, largely as a result of our $25 million investment in the Calamos International Growth Fund and of construction payments on our new headquarters facility for leasehold improvements. We anticipate increasing the future level of investments in products managed by our subsidiaries as opportunities arise. Further, we expect to incur additional expenditures for leasehold improvements for our new facility during the second quarter of 2005, after which these expenditures will significantly diminish with our occupancy.

Net cash used by financing activities was $24.5 million for the three months ended March 31, 2005, as compared to $15.3 million for the three months ended March 31, 2004. The change resulted from a $12.0 million increase in distributions to minority shareholders, including distributions for their tax liabilities, partially offset by the repayment of $4.5 million of debt in the first quarter of 2004.

We expect our cash and liquidity requirements will be met with the cash on hand and through cash generated by operations. We intend to satisfy our capital requirements over the next 12 months through these sources of liquidity.

Critical Accounting Policies

Our significant accounting policies are described in note 2 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2004. A discussion of critical accounting policies is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2004. There were no significant changes in our critical accounting policies during the three months ended March 31, 2005.

Newly Issued Accounting Pronouncements

Effective January 1, 2004, we adopted the fair value recognition provisions of SFAS 123. In December 2004, the FASB revised SFAS 123 (SFAS 123(R)), requiring public registrants to recognize the cost resulting from all stock-based compensation transactions in their financial statements. In April 2005, the Securities and Exchange Commission deferred the compliance date of SFAS 123(R) until 2006 for calendar-year companies. We intend to adopt SFAS 123(R) in the first quarter of 2006 and do not believe that the implementation will have a material effect on our financial statements.

Forward-Looking Information

From time to time, information or statements provided by us or on our behalf, including those within this Quarterly Report on Form 10-Q, may contain certain forward-looking statements relating to future events, future financial performance, strategies, expectations and competitive environment, and regulations. These forward-looking statements include, without limitation, statements regarding proposed new products; results of operations or liquidity; projections, predictions, expectations, estimates or forecasts as to our business, financial and operating results and future economic performance; and management’s goals and objectives and other similar expressions concerning matters that are not historical facts.

Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to: adverse changes in applicable laws or regulations; downward fee pressures and increased industry competition; risks inherent to the investment management business; the loss of revenues due to contract terminations and redemptions; our ownership structure; general declines in the prices of securities; the loss of key executives; the unavailability of third-party retail distribution channels; failure to recruit and retain qualified personnel; a loss of revenues if our largest funds perform poorly; failure to comply with client and mutual fund board guidelines; non-performance of third-party vendors and our holding company structure. Further, the value and composition of our assets under management are, and will continue to be, influenced by a variety of factors including, among other things: purchases and redemptions of shares of the open-end funds and other investment products; fluctuations in the financial markets around the world that result in appreciation or depreciation of assets under management; our introduction of new investment strategies and products; our ability to educate our clients about our investment philosophy and provide them with best-in-class service; the relative investment performance of our investment products as compared to competing offerings and market indices; competitive conditions in the mutual fund, asset management and broader financial services sectors; investor sentiment and confidence; and our decision to close strategies when deemed to be in the best interests of our clients.

Forward-looking statements speak only as of the date the statements are made. Readers should not place undue reliance on any forward-looking statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws.

We also direct your attention to the “Business Risks” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2004.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

An analysis of our market risk was included in our Annual Report on Form 10-K for the year ended December 31, 2004. There were no material changes to the Company’s market risk during the three months ended March 31, 2005.

Item 4. Controls and Procedures

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2005, and has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in the company’s internal control over financial reporting that occurred during our first quarter that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The Company was a defendant in a class action complaint filed on January 10, 2005 (Robert McDermott et al. v Calamos Asset Management, Inc. et al., No. 05 C 0141 (N.D. Ill.)) by individuals purported to be shareholders of one of the Calamos open-end funds. The defendants also included Calamos Holdings LLC and the individual Calamos fund trustees, including John P. Calamos, Sr. and Nick P. Calamos. Plaintiffs purported to sue on behalf of investors in all Calamos sponsored open-end funds and alleged that the defendants breached fiduciary duties, duties of care and sections 36(a), 36(b) and 47(b) of the Investment Company Act of 1940 by failing to ensure that the open-end funds participated in securities class action settlements for which those funds were eligible. Plaintiffs sought compensatory damages, disgorgement of the fees paid to the investment advisors, punitive damages, attorney’s fees, and other such other relief as the Court deemed just. On February 9, 2005, the plaintiffs voluntarily dismissed the action without prejudice.

In the normal course of business, we may be subject to various legal proceedings from time to time. Currently, there are no legal proceedings pending against us or any of our subsidiaries.

Item 6. Exhibits

3(i)	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2004).

3(ii)	Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2005).

4.1	Stockholders’ Agreement among John P. Calamos, Sr., Nick P. Calamos and John P. Calamos, Jr., certain trusts controlled by them, Calamos Family Partners, Inc. and the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 3, 2004).

4.2	Registration Rights Agreement between Calamos Family Partners, Inc., John P. Calamos, Sr. and the Registrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 3, 2004).

31.1	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

31.2	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALAMOS ASSET MANAGEMENT, INC.
(Registrant)

Date: May 12, 2005	By:	/s/ Patrick H. Dudasik

Patrick H. Dudasik Executive Vice President, Chief Financial Officer and Treasurer