Form 10-Q
period 2005-06-30
Calamos Asset Management, Inc. /DE/
filed 2005-08-12
CIK 1299033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED:
June 30, 2005
- OR -

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
Commission File Number: 000-51003

CALAMOS ASSET MANAGEMENT, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	32-0122554 (I.R.S. Employer Identification No.)

2020 Calamos Court, Naperville, Illinois (Address of Principal Executive Offices)	60563 (Zip Code)
(630) 245-7200
(Registrant’s telephone number, including area code)
1111 E. Warrenville Road, Naperville, Illinois, 60563
(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
At August 1, 2005, the company had 23,000,000 shares of Class A common stock and 100 shares of Class B common stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except per share data)

	June 30,	December 31,
	2005	2004
	(unaudited)
ASSETS:
Current assets
Cash and cash equivalents	$143,198	$149,768
Receivables:
Affiliates and affiliated funds	21,057	21,222
Customers	7,356	6,012
Investment securities, trading and available for sale	178,442	147,521
Prepaid expenses	2,144	1,917
Deferred tax asset, net	7,431	6,892
Other	3,452	4,046

Total current assets	363,080	337,378

Non-current assets
Deferred tax asset, net	107,065	111,186
Deferred sales commissions	62,253	61,417
Property and equipment, net of accumulated depreciation ($4,981 at 6/30/05 and $3,588 at 12/31/04)	35,075	4,902
Other non-current assets	1,751	1,569

Total non-current assets	206,144	179,074

Total assets	569,224	516,452

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities
Accounts payable:
Brokers	14,942	12,514
Affiliates	59	813
Accrued compensation and benefits	10,083	9,985
Accrued expenses and other current liabilities	6,974	17,767

Total current liabilities	32,058	41,079

Long-term liabilities
Long-term debt	150,000	150,000
Other long-term liabilities	6,347	263

Total long-term liabilities	156,347	150,263

Total liabilities	188,405	191,342

Minority interest in partnership investments	36,350	31,322
Minority interest in Calamos Holdings LLC	173,934	135,294

Stockholders’ equity:
Class A Common Stock, $0.01 par value. Authorized 600,000,000 shares; issued and outstanding 23,000,000 shares	230	230
Class B Common Stock, $0.01 par value. Authorized 1,000 shares; issued and outstanding 100 shares	0	0
Additional paid-in capital	154,638	154,156
Retained earnings	14,108	2,364
Accumulated other comprehensive income	1,559	1,744

Total stockholders’ equity	170,535	158,494

Total liabilities, minority interest and stockholders’ equity	$569,224	$516,452

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF INCOME
Three and Six Months Ended June 30, 2005 and 2004
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
		(Predecessor)		(Predecessor)
	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Investment management fees	$67,430	$51,451	$133,270	$92,703
Distribution and underwriting fees	30,764	23,754	61,389	45,802
Other	878	650	1,734	1,010

Total revenues	99,072	75,855	196,393	139,515

Expenses:
Employee compensation and benefits	14,860	17,367	29,781	28,145
Distribution and underwriting expense	18,693	11,413	36,364	21,703
Amortization of deferred sales commissions	8,028	7,446	15,904	14,079
Marketing and sales promotion	3,068	2,892	6,536	11,997
General and administrative	5,676	3,436	10,072	6,187

Total expenses	50,325	42,554	98,657	82,111

Operating income	48,747	33,301	97,736	57,404

Other income (expenses):
Interest expense	(2,036)	(1,601)	(4,069)	(1,893)
Investment and other income	7,118	2,237	4,165	2,516

Total other income (expense), net	5,082	636	96	623

Income before minority interest and income taxes	53,829	33,937	97,832	58,027
Minority interest in partnership investments	3,178	—	1,028	—

Income before minority interest in Calamos
Holdings LLC and income taxes	50,651	33,937	96,804	58,027
Minority interest in Calamos Holdings LLC	38,980	—	74,515	—

Income before income taxes	11,671	33,937	22,289	58,027
Income taxes	4,669	519	8,916	877

Net income	$7,002	$33,418	$13,373	$57,150

Earnings per share
Basic	$0.30	$0.35	$0.58	$0.59

Diluted	$0.30	$0.35	$0.58	$0.59

Weighted average shares outstanding
Basic	23,000,100	96,800,000	23,000,100	96,800,000

Diluted	100,557,047	96,800,000	100,577,064	96,800,000

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2005
(in thousands)
(unaudited)

		Additional		Accumulated
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income	Total
Balance at December 31, 2004	$230	$154,156	$2,364	$1,744	$158,494
Net income	—	—	13,373	—	13,373
Changes in unrealized gains on available-for-sale securities, net of minority interest and income taxes	—	—	—	(185)	(185)

Total comprehensive income					13,188
Compensation expense recognized under stock incentive plans, net of minority interest	—	482	—	—	482
Dividend equivalent accrued under stock Incentive plans, net of minority interest	—	—	(19)	—	(19)
Dividends declared	—	—	(1,610)	—	(1,610)

Balance at June 30, 2005	$230	$154,638	$14,108	$1,559	$170,535

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2005 and 2004
(in thousands)

	2005	2004
	(Unaudited)	(Predecessor)

Cash and cash equivalents at beginning of year	$149,768	$5,073

Cash flows from operating activities:
Net income	13,373	57,150
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest in partnership investments	1,028	—
Minority interest in Calamos Holdings LLC	74,515	—
Amortization of deferred sales commissions	15,904	14,079
Other depreciation and amortization	1,536	685
Unrealized appreciation on trading securities	(1,645)	(217)
Unrealized depreciation on investment in partnership	94	67
Management fee received in partnership units	(77)	(80)
Stock-based compensation	2,093	—
Deferred taxes	3,704	—
Gain on disposal of property	—	(1,989)
(Increase) decrease in assets:
Accounts receivable:
Customers	(1,344)	(858)
Affiliates and affiliated mutual funds	165	(8,531)
Deferred sales commissions	(16,740)	(23,434)
Other assets	25	(1,508)
Increase in liabilities:
Accounts payable	1,674	4,048
Accrued compensation and benefits and deferred compensation	98	5,958
Other liabilities and accrued expenses	2,208	6,620

Net cash provided by operating activities	96,611	51,990

Cash flows used in investing activities:
Net additions to property and equipment	(31,566)	(8,371)
Net purchases of securities and partnership investments	(26,610)	(47,182)

Net cash used in investing activities	(58,176)	(55,553)

Cash flows provided by (used in) financing activities:
Net payments on bank debt	—	(30,200)
Net payments on mortgage payable	—	(152)
Net borrowings on debt offering	—	148,003
Cash dividends paid to minority shareholders	(41,785)	(22,467)
Cash dividends paid to common shareholders	(3,220)	—

Net cash provided by (used in) financing activities	(45,005)	95,184

Net increase (decrease) in cash	(6,570)	91,621

Cash and cash equivalents at end of period	$143,198	$96,694

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(1) Organization and Description of Business
Calamos Asset Management, Inc. (CAM), together with its subsidiaries (the Company), primarily provides investment advisory services to individual and institutional investors as well as investment advisory services to a family of open-end and closed-end funds. The Company completed an initial public offering (Offering) of its Class A common stock on November 2, 2004. Prior to the offering, on October 15, 2004 Calamos Family Partners, Inc. (formerly known as Calamos Holdings, Inc.) (CFP), contributed all of its assets and liabilities, including all equity interests in its wholly owned subsidiaries, to Calamos Holdings LLC (Holdings) in exchange for all 96,800,000 membership units of Holdings. On October 20, 2004, Holdings issued 200,000 new membership units for cash to John Calamos, Sr. On November 2, 2004, CAM applied the net proceeds of the Offering to acquire 3,000,000 newly issued membership units directly from Holdings and 20,000,000 membership units from CFP to become the sole manager of Holdings. As the sole manager, CAM operates and controls all of the business and affairs of Holdings and, as a result of this control, CAM consolidates the financial results of Holdings with its own financial results. CAM is now conducting the business previously conducted by CFP. Accordingly, reported results for the three and six months ended June 30, 2004 reflect the operations for CFP and its subsidiaries (Predecessor). Reported results for the three and six months ended June 30, 2005 reflect the operations for the Company. For more information regarding the Offering and the reorganization undertaken in connection therewith (the Reorganization), see CAM’s Registration Statement on Form S-1 (File No. 333-117847) (the Registration Statement) filed with the Securities and Exchange Commission (SEC).
(2) Basis of Presentation
The consolidated financial statements as of June 30, 2005, for the three and six months ended June 30, 2005 and for the three months ended June 30, 2004 have not been audited by the Company’s independent registered public accounting firm. In the opinion of management, such information contains all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial condition and results of operations. The results for the interim periods ended June 30 are not necessarily indicative of the results to be obtained for a full fiscal year. Certain amounts for the prior year have been reclassified to conform to the current year’s presentation.
Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from these estimates.
CFP’s and John P. Calamos, Sr.’s combined 77% interest in Holdings is represented as minority interest in the Company’s financial statements. Income before minority interest in Calamos Holdings LLC and income taxes, which was $50.7 million and $96.8 million for the three and six months ended June 30, 2005, respectively, included approximately $27,900 and $32,000 of investment income earned on cash and cash equivalents held solely by CAM during the same periods. This investment income is not reduced by any minority interests; therefore, the resulting minority interest is less than 77% for the three and six months ended June 30, 2005.
(3) Cash and Cash Equivalents
Cash and cash equivalents at June 30, 2005 includes $7.1 million in an escrow account to fund the completion of leasehold improvements for the new office facility at 2020 Calamos Court in Naperville, Illinois. The Company expects the leasehold improvements to be completed and the escrow to be utilized during the remainder of 2005.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(4) Property and Equipment
Property and equipment at June 30, 2005 includes leasehold improvements of $16 million and equipment of $14 million related to the company’s new leased headquarters. These assets were not in use as of June 30, 2005 and, as a result, were not depreciated during the three or six month periods ended June 30, 2005.
(5) Earnings Per Share
The following table reflects the calculation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 30,		June 30, 2005
	2005	2004	2005	2004
Earnings per share — basic
Earnings available to common shareholders	$7,002	$33,418	$13,373	$57,150
Weighted average shares outstanding	23,000	96,800	23,000	96,800

Earnings per share — basic	$0.30	$0.35	$0.58	$0.59

Earnings per share — diluted
Income before minority interest in Calamos Holdings LLC and income taxes	$50,651	$33,937	$96,804	$58,027
Less: Impact of income taxes	20,260	519	38,722	877

Earnings available to common shareholders	$30,391	$33,418	$58,082	$57,150

Weighted average shares outstanding	23,000	96,800	23,000	96,800
Conversion of membership units for common stock	77,000	—	77,000	—
Dilutive impact of RSUs	547	—	546	—
Dilutive impact of stock options	10	—	31	—

Weighted average shares and potential dilutive shares outstanding	100,557	96,800	100,577	96,800

Earnings per share — diluted	$0.30	$0.35	$0.58	$0.59

Diluted shares outstanding for the three and six months ended June 30, 2005 are calculated (a) assuming Calamos Family Partners, Inc. and John P. Calamos, Sr. exchanged all of their membership units in Calamos Holdings LLC for shares of the Company’s Class A common stock on a one-for-one basis and (b) including the effect of outstanding restricted stock unit and stock option awards. In calculating diluted earnings available to common shareholders for the three and six months ended June 30, 2005, an effective tax rate of 40.0% was applied to income before minority interest in Calamos Holdings LLC and income taxes of $50.7 million and $96.8 million, respectively, resulting in earnings available to common shareholders of $30.4 million and $58.1 million. The impact of income taxes for the three and six months ended June 30, 2004 reflects the income taxes of Calamos Family Partners, which operated as an S corporation and was not subject to U.S. federal and certain state income taxes, but was subject to Illinois replacement taxes.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company uses the treasury stock method to reflect the dilutive effect of unvested restricted stock units (RSU) and unexercised stock options in diluted earnings per share. Under the treasury stock method, if the average market price of common stock increases above the option’s exercise price, the proceeds that would be assumed to be realized from the exercise of the option would be assumed to be used to acquire outstanding shares of common stock. However, pursuant to the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation (SFAS 123), the awards may be anti-dilutive even when the market price of the underlying stock exceeds the related exercise price. This result is possible because compensation cost attributed to future services and not yet recognized is included as a component of the assumed proceeds upon exercise. As such, the dilutive effect of such options and RSUs would result in the addition of a net number of shares to the weighted-average number of shares used in the calculation of diluted earnings per share. Stock options for 293,500 shares and RSUs for 97,000 shares were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2005 as they were anti-dilutive. There were no stock options or dilutive securities outstanding for the three and six months ended June 30, 2004.
(6) Recently Issued Accounting Pronouncements
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
In June 2005, the FASB’s Emerging Issues Task Force (EITF) ratified Issue No. 04-05, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. EITF No. 04-05 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership. The presumption of control is overcome if the limited partners have either substantive kick-out rights or substantive participating rights, as defined. This guidance is applicable for limited partnerships or similar entities that are not variable interest entities under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities. We have evaluated the provisions of EITF No. 04-05 and have determined that the implementation of this guidance will not have a material effect on our financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
We provide investment advisory services through our subsidiaries to institutions and individuals, managing $39.5 billion in client assets at June 30, 2005. Our operating results fluctuate primarily due to changes in the total value and composition of our assets under management. The value and composition of our assets under management are, and will continue to be, influenced by a variety of factors including purchases and redemptions of shares of the open-end funds that we manage and other investment products, fluctuations in the financial markets around the world that result in appreciation or depreciation of assets under management and our introduction of new investment strategies and products.
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
We market our investment strategies to our target clients through a variety of products designed to suit their individual investment needs. We currently offer six types of mutual fund and separate account investment products. The following table details our assets under management at June 30, 2005 and 2004.

	June 30,
(In millions)	2005	2004

Mutual Funds
Open-end funds	$22,432	$16,528
Closed-end funds	5,901	5,762

Total mutual funds	28,333	22,290

Separate Accounts
Institutional accounts	3,678	2,998
Managed accounts	6,844	6,577
Private client accounts	578	381
Alternative investments	79	16

Total separate accounts	11,179	9,972

Total assets under management	$39,512	$32,262

Our revenues are substantially comprised of investment management fees earned under contracts with the mutual funds and separate accounts that we manage. Our revenues are also comprised of distribution and underwriting fees, including asset-based distributions and/or service fees received pursuant to Rule 12b-1 plans. Investment management fees and distribution and underwriting fees may fluctuate based on a number of factors, including the total value and composition of our assets under management, market appreciation or depreciation and the level of net purchases and redemptions, which represents the sum of new client investments, additional funding from existing clients, withdrawals of assets from and termination of client accounts and purchases and redemptions of mutual fund shares. The distribution of assets under management among our investment products also has an impact on our revenues, as some products carry different fees than others.
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

Operating Results
Second Quarter and Six Months Ended June 30, 2005 Compared to Second Quarter and Six Months Ended June 30, 2004
Assets Under Management
Assets under management increased by $7.2 billion, or 22%, to $39.5 billion at June 30, 2005 from $32.3 billion at June 30, 2004. At June 30, 2005, our assets under management consisted of 72% mutual funds and 28% separate accounts, as compared to 69% mutual funds and 31% separate accounts at June 30, 2004.

($ in millions)	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2005	2004	Amount	Percent	2005	2004	Amount	Percent
Mutual Funds
Beginning assets under management	$27,366	$19,320	$8,046	42%	$26,951	$14,650	$12,301	84%
Net purchases	582	2,842	(2,260)	80	2,133	6,851	(4,718)	69
Market appreciation (depreciation)	385	128	257	201	(751)	789	(1,540)	195

Ending assets under management	28,333	22,290	6,043	27	28,333	22,290	6,043	27

Average assets under management	27,443	20,535	6,908	34	27,265	18,364	8,901	48

Separate Accounts
Beginning assets under management	10,880	9,653	1,227	13	11,024	9,189	1,835	20
Net purchases	27	200	(173)	87	430	310	120	39
Market appreciation (depreciation)	272	119	153	129	(275)	473	(748)	158

Ending assets under management	11,179	9,972	1,207	12	11,179	9,972	1,207	12

Average assets under management	10,854	9,667	1,187	12	10,871	9,539	1,332	14

Total Assets Under Management
Beginning assets under management	38,246	28,973	9,273	32	37,975	23,839	14,136	59
Net purchases	609	3,042	(2,433)	80	2,563	7,161	(4,598)	64
Market appreciation (depreciation)	657	247	410	166	(1,026)	1,262	(2,288)	181

Ending assets under management	39,512	32,262	7,250	22	39,512	32,262	7,250	22

Average assets under management	$38,297	$30,202	$8,095	27%	$38,136	$27,903	$10,233	37%

Mutual fund net purchases were $582 million in the second quarter and $2.1 billion in the first six months of 2005, compared to $2.8 billion and $6.9 billion for the prior year periods. The decreases in mutual fund net purchases for the three and six months ended June 30, 2005 were primarily attributable to a large closed-end fund offering during the six months ended June 2004 that did not recur as well as lower open-end fund net purchases. Because closed-end funds do not continually offer new shares to investors, net purchases of closed-end funds are entirely dependent on our ability to consummate closed-end fund offerings. Market demand for closed-end fund offerings is difficult to predict. We intend to monitor the market and pursue opportunities as they present themselves and when doing so would be consistent with our business strategy. Open-end fund net purchases were $582 million in the second quarter and $2.1 billion in the first six months of 2005, compared to $1.6 billion and $3.6 billion for the prior periods largely driven by increasing redemptions, which typically increase as assets under management grow, and by lower gross purchases which is consistent with industry trends. Separate account net purchases decreased to $27 million from $200 million for the three months ended June 30, 2005 compared to the prior year period, largely driven by managed account outflows in our convertible strategies, which remain closed to new investors. Separate account net purchases increased to $431 million for the six months ended June 30, 2005 from $310 million in the prior year period principally due to strong first quarter 2005 net purchases in our equity strategies.

Revenues
Total revenues for the second quarter of 2005 were $99.1 million, up $23.2 million or 31% over the comparable period of the prior year. For the six-month period ended June 30, 2005, total revenues were $196.4 million, representing a 41% increase compared to last year’s six-month period. These increases were primarily due to higher investment management fees and distribution and underwriting fees.

($ in thousands)	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2005	2004	Amount	Percent	2005	2004	Amount	Percent
Investment management fees	$67,430	$51,451	$15,979	31%	$133,270	$92,703	$40,567	44%
Distribution and underwriting fees	30,764	23,754	7,010	30	61,389	45,802	15,587	34
Other	878	650	228	35	1,734	1,010	724	72

Total revenues	$99,072	$75,855	$23,217	31%	$196,393	$139,515	$56,878	41%

Compared to the same periods in the prior year, investment management fees increased 31% and 44% in the second quarter and first six months of 2005, respectively, primarily due to increases in average assets under management of $8.1 billion and $10.2 billion for the second quarter and first six months of 2005. The overall growth in investment management fees was due primarily to an increase in mutual fund investment management fees, which increased to $53.5 million and $105.6 million for the three and six month periods ended June 30, 2005 from $40.1 million and $70.1 million for the prior year periods. Open-end fund investment management fees increased to $41.2 million and $81.0 million for the second quarter and six months ended June 30, 2005, respectively, from $29.3 million and $55.3 million for the same periods of the prior year, primarily due to increases in open-end fund average assets under management of $6.2 billion and $6.9 billion for the second quarter and six months ended June 30, 2005 compared to the prior year. Closed-end fund investment management fees increased to $12.3 million and $24.7 million for the three and six month periods ended June 30, 2005, respectively, from $10.8 million and $14.8 million in the prior year, as a result of increases in closed-end fund average assets under management of $0.7 billion and $2.0 billion for the second quarter and first half of 2005 when compared to the prior year. Investment management fees as a percentage of average assets under management were 0.70% for the three and six months ended June 30, 2005 compared to 0.68% and 0.66% for the three and six month periods in the prior year.
Distribution and underwriting fees increased to $30.8 million and $61.4 million for the three and six months ended June 30, 2005, respectively, from $23.8 million and $45.8 million in the same periods of the prior year, primarily due to increases in open-end fund average assets under management of $6.2 billion and $6.9 billion for the second quarter and six months ended June 30, 2005 compared to the same periods a year ago.
Operating Expenses
Operating expenses increased to $50.3 million and $98.7 million for the second quarter and six months ended June 30, 2005, respectively, from $42.6 million and $82.1 million for the comparable periods in the prior year. The increases were mostly due to higher distribution expenses.

($ in thousands)	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2005	2004	Amount	Percent	2005	2004	Amount	Percent
Employee compensation and benefits	$14,860	$17,367	$(2,507)	14%	$29,781	$28,145	$1,636	6%
Distribution expense	18,693	11,413	7,280	64	36,364	21,703	14,661	68
Amortization of deferred sales commissions	8,028	7,446	582	8	15,904	14,079	1,825	13
Marketing and sales promotion	3,068	2,892	176	6	6,536	11,997	(5,461)	46
General and administrative	5,676	3,436	2,240	65	10,072	6,187	3,885	63

Total operating expenses	$50,325	$42,554	$7,771	18%	$98,657	$82,111	$16,546	20%

Employee compensation and benefits expense decreased by $2.5 million for the three months ended June 30, 2005 when compared to the three months ended June 30, 2004, as increases in these expenses due to greater staff levels were more than offset by the effects of changes made to executive compensation as a result of becoming a public company. When comparing the six months ended June 30, 2005 to the same period in 2004, employee compensation and benefits expense increased by $1.6 million as the increase due to greater staff levels was only partially offset by the adjustments made to executive compensation.

We expect the level of overall employee compensation and benefits expense will increase in future periods due to changes in staffing levels to support our growth and expansion of our alternative investments business. Current compensation expense levels are also expected to increase due to merit increases for our existing staff but may vary due to compensation based on company performance.
Distribution expense increased by $7.3 million and $14.7 million in the second quarter and first half of 2005, respectively, primarily due to the growth in the Class C share assets older than one year, which accounted for $4.1 million and $8.1 million of the change, and due to the growth of average open-end fund assets under management, which accounted for $3.2 million and $6.6 million of the change. Class C share assets do not generate distribution expense in the first year following their sale because we retain the Rule 12b-1 fees during that first year to offset the upfront commissions that we pay, but they do generate a distribution expense in subsequent years as we pay the Rule 12b-1 fees to the selling firms. Although the Rule 12b-1 fee rates that we paid to broker-dealers and other intermediaries in the three and six months ended June 30, 2005 did not change from the rates paid in the prior year, we expect distribution expense to increase to the extent our mutual fund assets under management continue to grow.
Marketing and sales promotion expense decreased to $6.5 million for the six months ended June 30, 2005 from $12.0 million for the prior year. The decrease of $5.5 million was mainly attributable to a $6.0 million one-time fee paid to underwriters of a closed-end fund offering that we incurred during the first six months of 2004. As open-end mutual funds that we manage have grown in size and recognition, a limited number of our third-party selling agents began requesting supplemental compensation payments and, subsequently, certain of those agents have requested increases in the amounts of such payments. We expect these trends to continue. However, as a percentage of revenues, supplemental compensation payments have decreased over time.
General and administrative expense increased by $2.2 million and $3.9 million in the second quarter and six months ended June 30, 2005, respectively. We began making lease payments on our new headquarters in April 2005 in addition to the lease payments made on our two other office facilities, which increased occupancy costs by $1.4 million and $1.6 million for the quarter and six months ended June 30, 2005 of which approximately $1.0 million was due to the new facility with the remainder primarily due to the continued expansion of staffing levels. We moved into our new headquarters in July 2005 and expect the duplication of certain expenses to continue through the third quarter as we wind down operations in our two other facilities. Additionally, for the three and six month periods ended June 30, 2005, professional services expense increased $0.6 million and $1.5 million and depreciation expense increased $0.2 million and $0.8 million, respectively. The increases in professional services expense were primarily due to incremental costs incurred as a publicly traded company, including Sarbanes-Oxley compliance costs and higher fees related to legal compliance, audit services and tax preparation. The increases in depreciation expense were primarily due to the shortening of depreciable lives of leasehold improvements in our previous headquarters caused by the move into our new headquarters in July 2005.
Income Taxes
Income taxes as a percentage of income before income taxes was 40.0% for the second quarter and first half of 2005 compared to 1.5% for the prior year periods. For the three and six months ended June 30, 2004, Calamos Family Partners, Inc. (CFP) elected to be taxed as an S corporation under the Internal Revenue Code. Therefore, the income and expenses of CFP were included in the income tax returns of its stockholders. CFP was subject to Illinois replacement tax and certain other state taxes.
Net Income
The following shows our condensed consolidated pro forma statements of income for the three and six months ended June 30, 2005 and 2004. Management believes that pro forma results provide a more meaningful basis for period-to-period comparisons of the company’s results for the three and six months ended June 30, 2005 and 2004. The following pro forma results for the three and six months ended June 30, 2004 give effect to (1) the Real Estate Distribution, whereby Calamos Family Partners, Inc. (formerly known as Calamos Holdings Inc.), distributed its interest in all of its owned real estate assets to its stockholders, who contributed those assets to a new limited liability company; (2) the Formation Transaction, whereby on October 15, 2004, Calamos Family Partners, Inc. contributed all of its assets and liabilities, including, among other things, all equity interests in its wholly owned subsidiaries, to Calamos Holdings LLC in exchange for 96,800,000 of the membership units of Calamos Holdings LLC; and (3) the consummation of our IPO and use of the net proceeds to acquire membership units in Calamos Holdings LLC. In addition, pro forma diluted earnings per share reflect the effect of exchanging all membership interests in Calamos Holdings LLC not held by the company for Class A shares of the company. The pro forma results give effect to these items as if they had occurred at the beginning of the periods presented. The most significant pro forma adjustments relate to the minority interest of Calamos Family Partners, Inc. and to income taxes, as Calamos Family Partners, Inc. historically operated as an S corporation.

On November 2, 2004, the Company became the sole manager of Calamos Holdings LLC and is now conducting the business previously conducted by Calamos Family Partners, Inc. Accordingly, the results for the three and six months ended June 30, 2004 reflect the operations for Calamos Family Partners, Inc. and its subsidiaries. Results for the three and six months ended June 30, 2005 reflect the operations for Calamos Asset Management, Inc.

(in thousands, except share data)	Three Months Ended June 30,
					Pro Forma		2004 as
	2005		2004		Adjustments		Adjusted
Revenues:
Investment management fees	$67,430		$51,451		$—		$51,451
Distribution and underwriting fees	30,764		23,754		—		23,754
Other	878		650		(78	)(1)	572

Total revenues	99,072		75,855		(78)		75,777
Expenses:

Employee compensation and benefits	14,860		17,367		(57	) (1)	17,310

Distribution and underwriting expense	18,693		11,413		—		11,413
Amortization of deferred sales commissions	8,028		7,446		—		7,446
Marketing and sales promotion	3,068		2,892		—		2,892
General and administrative	5,676		3,436		55	(1)	3,491

Total expenses	50,325		42,554		(2)		42,552

Operating income	48,747		33,301		(76)		33,225
Total other income (expense), net	1,904	(2)	636		(1,880	)(1)	(1,244)

Income before minority interest in Calamos Holdings LLC and income taxes	50,651		33,937		(1,956)		31,981
Minority interest	38,980		—		24,625	(3)	24,625

Income before income taxes	11,671		33,937		(26,581)		7,356
Income taxes	4,669		519		2,415	(4)	2,934

Net income	$7,002		$33,418		$(28,996)		$4,422

Earnings per share, basic	$0.30		$0.35				$0.19

Weighted average shares outstanding, basic	23,000,100		96,800,000	(5)			23,000,100	(6)

Calculation of earnings per share, diluted, assuming exchange of membership units:

Income before minority interest in Calamos Holdings LLC and income taxes	50,651						31,981
Impact of income taxes	20,260						12,757	(7)

Earnings available to common shareholders	30,391						19,224

Earnings per share, diluted	$0.30		$0.35				$0.19

Weighted average shares outstanding, diluted (8)	100,557,047		96,800,000				100,000,100

(in thousands, except share data)	Six Months Ended June 30,
					Pro Forma		2004 as
	2005		2004		Adjustments		Adjusted

Revenues:
Investment management fees	$133,270		$92,703		$—		$92,703
Distribution and underwriting fees	61,389		45,802		—		45,802
Other	1,734		1,010		(157	)(1)	853

Total revenues	196,393		139,515		(157)		139,358
Expenses:

Employee compensation and benefits	29,781		28,145		(123	)(1)	28,022

Distribution and underwriting expense	36,364		21,703		—		21,703
Amortization of deferred sales commissions	15,904		14,079		—		14,079
Marketing and sales promotion	6,536		11,997		—		11,997
General and administrative	10,072		6,187		115	(1)	6,302

Total expenses	98,657		82,111		(8)		82,103

Operating income	97,736		57,404		(149)		57,255
Total other income (expense), net	(932)	(2)	623		(1,808	)(1)	(1,185)

Income before minority interest in Calamos Holdings LLC and income taxes	96,804		58,027		(1,957)		56,070
Minority interest	74,515		—		43,174	(3)	43,174

Income before income taxes	22,289		58,027		(45,131)		12,896
Income taxes	8,916		877		4,267	(4)	5,144

Net income	$13,373		$57,150		$(49,398)		$7,752

Earnings per share, basic	$0.58		$0.59				$0.34

Weighted average shares outstanding, basic	23,000,100		96,800,000	(5)			23,000,100	(6)

Calculation of earnings per share, diluted, assuming exchange of membership units:

Income before minority interest in Calamos Holdings LLC and income taxes	96,804						56,070
Impact of income taxes	38,722						22,366	(7)

Earnings available to common shareholders	58,082						33,704

Earnings per share, diluted	$0.58		$0.59				$0.34

Weighted average shares outstanding, diluted (8)	100,577,064		96,800,000				100,000,100

Notes to Pro Forma Adjustments

(1)	Represents the adjustment related to the Real Estate Distribution based on actual amounts recorded during the periods presented.

(2)	Includes $7.1 million of investment gains, partially offset by $3.2 million of minority interest related to the consolidation of the Calamos Equity Opportunities Fund L.P. and $2.0 million of interest expense for the three months ended June 30, 2005 and includes $4.1 million of interest expense and $1.0 million of minority interest related to the consolidation of the Calamos Equity Opportunities Fund L.P., partially offset by $4.2 million of investment gains for the six month period ended June 30, 2005.

(3)	Represents an adjustment to increase Calamos Asset Management, Inc.’s minority interest allocation to 77.0%. Minority interest was determined by multiplying the income before minority interest and taxes by Calamos Family Partners, Inc.’s and John P. Calamos, Sr.’s 77.0% aggregate ownership.

(4)	Reflects the impact of federal and state income taxes on the income allocated from Calamos Holdings LLC to Calamos Asset Management, Inc. Historically, Calamos Family Partners, Inc. operated as an S corporation and was not subject to U.S. federal and certain state income taxes but was subject to Illinois replacement taxes. The amount of pro forma adjustment was determined by eliminating the Illinois replacement tax and applying the combined 2004 effective federal corporate income tax rates and applicable state tax rates to income before income taxes.

(5)	Represents the contribution by Calamos Family Partners of all its assets and liabilities in exchange for 96,800,000 membership units of Calamos Holdings LLC.

(6)	Reflects 23,000,000 shares of Class A common stock, which represents 23.0% of the outstanding shares after the offering. In addition to shares of Class A common stock, there are 100 shares of Class B common stock outstanding.

(7)	In calculating diluted earnings per share for the periods ended June 30, 2005 and 2004, the effective tax rates of 40.00% and 39.89%, respectively, were applied to income before minority interest and income taxes.

(8)	Diluted shares outstanding for each period presented represent the weighted average Class A common stock after giving effect to the Offering as of the beginning of 2004. The diluted shares outstanding are calculated: (a) including the effect of outstanding restricted stock units and option awards and (b) assuming Calamos Family Partners, Inc. and John P. Calamos, Sr. exchanged all of their membership units in Calamos Holdings LLC for, and converted all outstanding shares of our Class B common stock into, shares of our Class A common stock, in each case on a one-for-one basis.

Net income totaled $7.0 million and $13.4 million for the three and six months ended June 30, 2005 compared to pro forma net income of $4.4 million and $7.8 million for the prior year, representing increases of 58% and 73%, respectively.

($ in thousands)	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2005	2004	Amount	Percent	2005	2004	Amount	Percent
		(Pro Forma)				(Pro Forma)
Total revenues	$99,072	$75,777	$23,295	31%	$196,393	$139,358	$57,035	41%
Total operating expenses	50,325	42,552	7,773	18	98,657	82,103	16,554	20

Operating income	48,747	33,225	15,522	47	97,736	57,255	40,481	71
Other income (expense), net	1,904	(1,244)	3,148	*	(932)	(1,185)	253	21
Minority interest	38,980	24,625	14,355	58	74,515	43,174	31,341	73
Income taxes	4,669	2,934	1,735	59	8,916	5,144	3,772	73

Net income	$7,002	$4,422	$2,580	58%	$13,373	$7,752	$5,621	73%

*	Not meaningful.

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
The following table summarizes key statements of financial condition data relating to our liquidity and capital resources.

(in thousands)	June 30,	December 31,
	2005	2004

Statements of financial condition data:
Cash and cash equivalents	$143,198	$149,768
Receivables	28,413	27,234
Investments	178,442	147,521
Deferred tax asset	114,496	118,078
Deferred sales commissions	62,253	61,417
Long-term debt	150,000	150,000
Cash flows for the six months ended June 30, 2005 and 2004 are shown below:

	Six Months Ended
	June 30,
(in thousands)	2005	2004

Cash flow data:
Net cash provided by operating activities	$96,611	$51,990
Net cash used by investing activities	(58,176)	(55,553)
Net cash provided by (used in) financing activities	(45,005)	95,184
Net cash provided by operating activities increased by $44.6 million, to $96.6 million for the six months ended June 30, 2005 from $52.0 million for the six months ended June 30, 2004, primarily as a result of a $39.8 million increase in income before minority interest and income taxes and a $5.6 million allowance received from our landlord to fund tenant improvements in our new headquarters.
The payment of deferred sales commissions by us to financial intermediaries who sell Class B and C shares of open-end funds is a significant use of our operating cash flows. Use of cash for deferred sales commissions decreased by $6.7 million to $16.7 million for the six months ended June 30, 2005 from $23.4 million for the six months ended June 30, 2004. We expect that the payment of deferred sales commissions will vary in proportion to future sales of Class B and C shares of open-end funds and that these commissions will continue to be funded by cash flows from operations.
Investing activities typically consist of investments in products that we sponsor and of the purchase of property and equipment. Net cash used in investing activities was $58.2 million for the six months ended June 30, 2005 and was primarily comprised of our $29 million investment in property and equipment for our new facility, of which $5.6 million was received from our landlord as an allowance for tenant improvements, and $25 million in cash used to seed our International Growth Fund during the first quarter of 2005. We anticipate that the remaining expenditures for property and equipment of approximately $14 million will be incurred during the third quarter of 2005, after which these cash uses will significantly decrease. Further, we anticipate increasing the future level of investments in products managed by our subsidiaries as opportunities arise.
Net cash used in financing activities was $45.0 million for the six months ended June 30, 2005 and was comprised of distributions to minority shareholders of $41.8 million, including distributions for their tax liabilities, as well as the dividends paid to common shareholders of $3.2 million. Net cash provided by financing activities was $95.2 million for the six months ended June 30, 2004 and was principally comprised of the issuance of $150 million aggregate principal amount of Senior Unsecured Notes in April 2004, partially offset by cash used to repay and terminate a credit facility of approximately $30 million in 2004 and further offset by $22.5 million in distributions to minority shareholders. The increase of $19.3 million in distributions to minority shareholders was primarily driven by the distributions for their tax liabilities based on the year-over-year net income growth. We expect that distributions for income taxes will continue to change as net income changes.
We expect our cash and liquidity requirements will be met with the cash on hand and through cash generated by operations. We intend to satisfy our capital requirements over the next 12 months through these sources of liquidity.
Critical Accounting Policies
Our significant accounting policies are described in note 2 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2004. A discussion of critical accounting policies is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2004. There were no significant changes in our critical accounting policies during the six months ended June 30, 2005.
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
In June, 2005, the FASB’s Emerging Issues Task Force (EITF) ratified Issue No. 04-05, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. EITF No. 04-05 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership. The presumption of control is overcome if the limited partners have either substantive kick-out rights or substantive participating rights, as defined. This guidance is applicable for limited partnerships or similar entities that are not variable interest entities under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities. We have evaluated the provisions of EITF No. 04-05 and have determined that the implementation of this guidance will not have a material effect on our financial statements.
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
Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to: adverse changes in applicable laws or regulations; downward fee pressures and increased industry competition; risks inherent to the investment management business; the loss of revenues due to contract terminations and redemptions; our ownership structure; general declines in the prices of securities; the loss of key executives; the unavailability of third-party retail distribution channels; failure to recruit and retain qualified personnel; a loss of assets, and thus revenues, if our largest funds perform poorly; failure to comply with client and mutual fund board guidelines; non-performance of third-party vendors and our holding company structure. Further, the value and composition of our assets under management are, and will continue to be, influenced by a variety of factors including, among other things: purchases and redemptions of shares of the open-end funds and other investment products; fluctuations in the financial markets around the world that result in appreciation or depreciation of assets under management; our introduction of new investment strategies and products; our ability to educate our clients about our investment philosophy and provide them with best-in-class service; the relative investment performance of our investment products as compared to competing offerings and market indices; competitive conditions in the mutual fund, asset management and broader financial services sectors; investor sentiment and confidence; and our decision to close strategies when deemed to be in the best interests of our clients.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
An analysis of our market risk was included in our Annual Report on Form 10-K for the year ended December 31, 2004. There were no material changes to the Company’s market risk during the six months ended June 30, 2005.
Item 4. Controls and Procedures
Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2005, and has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
There were no changes in the company’s internal control over financial reporting that occurred during our second quarter that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
In the normal course of business, we may be subject to various legal proceedings from time to time. Currently, there are no material legal proceedings pending against us or any of our subsidiaries.
Item 4. Submission of Matters to a Vote of Security Holders
At the annual meeting of stockholders on June 7, 2005, John P. Calamos, Sr., Nick P. Calamos, G. Bradford Bulkley, Richard W. Gilbert and Arthur L. Knight were elected as directors of the Company with terms expiring at the annual meeting of stockholders in 2006. The results of the votes were as follows:

	Class A Shares	Class B Shares	Class A Shares	Class B Shares
Election of:	“For”	“For”	“Withheld”	“Withheld”
John P. Calamos, Sr.	n/a	768,001,000	n/a	0
Nick P. Calamos	n/a	768,001,000	n/a	0
G. Bradford Bulkley	20,358,811	768,001,000	655,423	0
Richard W. Gilbert	20,297,184	768,001,000	727,050	0
Arthur L. Knight	20,359,939	768,001,000	664,295	0
Stockholders at the meeting also ratified KPMG LLP as the Company’s independent registered public accounting firm for the Company’s fiscal year ending December 31, 2005 by a combined Class A and Class B stockholder vote of 788,977,471 shares “for,” 36,188 shares “against” and 11,575 “abstaining.”
Item 6. Exhibits

3(i)	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2004).

3(ii)	Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2005).

4.1	Stockholders’ Agreement among John P. Calamos, Sr., Nick P. Calamos and John P. Calamos, Jr., certain trusts controlled by them, Calamos Family Partners, Inc. and the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 3, 2004).

4.2	Registration Rights Agreement between Calamos Family Partners, Inc., John P. Calamos, Sr. and the Registrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 3, 2004).

10	Amendment Number 1 to Management Services Agreement between the Registrant and Calamos Family Partners, Inc.

31.1	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

31.2	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALAMOS ASSET MANAGEMENT, INC.

(Registrant)

Date: August 11, 2005	By:	/s/ Patrick H. Dudasik

Patrick H. Dudasik
Executive Vice President, Chief Financial
Officer and Treasurer