Form 10-Q
period 2005-09-30
Calamos Asset Management, Inc. /DE/
filed 2005-11-10
CIK 1299033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED:
September 30, 2005
- OR -

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
Commission File Number: 000-51003

CALAMOS ASSET MANAGEMENT, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of	32-0122554 (I.R.S. Employer
Incorporation or Organization)	Identification No.)

2020 Calamos Court, Naperville, Illinois	60563
(Address of Principal Executive Offices)	(Zip Code)
(630) 245-7200
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
At November 1, 2005, the company had 23,000,000 shares of Class A common stock and 100 shares of Class B common stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except per share data)

	September 30,	December 31,
	2005	2004
	(unaudited)
ASSETS:
Current assets
Cash and cash equivalents	$174,195	$149,768
Receivables:
Affiliates and affiliated funds	22,718	21,222
Customers	8,402	6,012
Investment securities, trading and available for sale	198,148	147,521
Prepaid expenses	1,614	1,917
Deferred tax asset, net	4,777	6,892
Other	3,176	4,046

Total current assets	413,030	337,378

Non-current assets
Deferred tax asset, net	105,364	111,186
Deferred sales commissions	60,228	61,417
Property and equipment, net of accumulated depreciation ($4,967 at 9/30/05 and $3,588 at 12/31/04)	39,730	4,902
Other non-current assets	1,767	1,569

Total non-current assets	207,089	179,074

Total assets	620,119	516,452

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities
Accounts payable:
Brokers	16,832	12,514
Affiliates	102	813
Accrued compensation and benefits	14,394	9,985
Accrued expenses and other current liabilities	8,759	17,767

Total current liabilities	40,087	41,079

Long-term liabilities
Long-term debt	150,000	150,000
Other long-term liabilities	6,665	263

Total long-term liabilities	156,665	150,263

Total liabilities	196,752	191,342

Minority interest in partnership investments	43,766	31,322
Minority interest in Calamos Holdings LLC	201,561	135,294

Stockholders’ equity:
Class A Common Stock, $0.01 par value. Authorized 600,000,000 shares; issued and outstanding 23,000,000 shares	230	230
Class B Common Stock, $0.01 par value. Authorized 1,000 shares; issued and outstanding 100 shares	0	0
Additional paid-in capital	154,894	154,156
Retained earnings	20,117	2,364
Accumulated other comprehensive income	2,799	1,744

Total stockholders’ equity	178,040	158,494

Total liabilities, minority interest and stockholders’ equity	$620,119	$516,452

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF INCOME
Three and Nine Months Ended September 30, 2005 and 2004
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
		(Predecessor)		(Predecessor)
Revenues:
Investment management fees	$73,669	$55,837	$206,939	$148,540
Distribution and underwriting fees	33,335	24,769	94,724	70,571
Other	682	625	2,416	1,635

Total revenues	107,686	81,231	304,079	220,746

Expenses:
Employee compensation and benefits	15,365	17,103	45,146	45,248
Distribution and underwriting expense	20,642	12,967	57,006	34,670
Amortization of deferred sales commissions	7,894	7,598	23,798	21,677
Marketing and sales promotion	3,760	3,733	10,296	15,730
General and administrative	6,693	4,376	16,765	10,563

Total expenses	54,354	45,777	153,011	127,888

Operating income	53,332	35,454	151,068	92,858

Other income (expenses):
Interest expense	(2,036)	(2,052)	(6,105)	(3,945)
Investment and other income	6,007	392	10,172	2,908

Total other income (expense), net	3,971	(1,660)	4,067	(1,037)

Income before minority interests and income taxes	57,303	33,794	155,135	91,821
Minority interest in partnership investments	2,416	—	3,444	—

Income before minority interest in Calamos Holdings LLC and income taxes	54,887	33,794	151,691	91,821
Minority interest in Calamos Holdings LLC	42,224	—	116,739	—

Income before income taxes	12,663	33,794	34,952	91,821
Income taxes	5,024	688	13,940	1,565

Net income	$7,639	$33,106	$21,012	$90,256

Earnings per share
Basic	$0.33	$0.34	$0.91	$0.93

Diluted	$0.33	$0.34	$0.91	$0.93

Weighted average shares outstanding
Basic	23,000,100	96,800,000	23,000,100	96,800,000

Diluted	100,667,805	96,800,000	100,606,766	96,800,000

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2005
(in thousands)
(unaudited)

		Additional		Accumulated
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income	Total
Balance at December 31, 2004	$230	$154,156	$2,364	$1,744	$158,494
Net income	—	—	21,012	—	21,012
Changes in unrealized gains on available-for-sale securities, net of minority interest and income taxes	—	—	—	1,055	1,055

Total comprehensive income					22,067
Compensation expense recognized under stock incentive plans, net of minority interest	—	738	—	—	738
Dividend equivalent accrued under stock Incentive plans, net of minority interest	—	—	(39)	—	(39)
Dividends declared	—	—	(3,220)	—	(3,220)

Balance at September 30, 2005	$230	$154,894	$20,117	$2,799	$178,040

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2005 and 2004
(in thousands)
(unaudited)

	2005	2004
		(Predecessor)

Cash and cash equivalents at beginning of year	$149,768	$5,073

Cash flows from operating activities:
Net income	21,012	90,256
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest in partnership investments	3,444	—
Minority interest in Calamos Holdings LLC	116,739	—
Amortization of deferred sales commissions	23,798	21,677
Other depreciation and amortization	3,204	1,078
Unrealized appreciation on trading securities	(6,158)	(79)
Unrealized (appreciation) depreciation on investment in partnership	70	(59)
Management fee received in partnership units	(115)	(121)
Stock-based compensation	3,210	—
Deferred taxes	7,242	—
Loss (gain) on disposal of property	515	(1,989)
Non-cash donation of equipment	139	—
(Increase) decrease in assets:
Accounts receivable:
Customers	(2,390)	(1,241)
Affiliates and affiliated mutual funds	(1,496)	(5,290)
Deferred sales commissions	(22,609)	(31,807)
Other assets	806	(2,027)
Increase in liabilities:
Accounts payable	3,607	4,051
Accrued compensation and benefits and deferred compensation	4,409	7,925
Other liabilities and accrued expenses	4,224	11,345

Net cash provided by operating activities	159,651	93,719

Cash flows used in investing activities:
Net additions to property and equipment	(38,472)	(8,831)
Net purchases of securities and partnership investments	(27,859)	(47,245)

Net cash used in investing activities	(66,331)	(56,076)

Cash flows provided by (used in) financing activities:
Net payments on bank debt	—	(30,199)
Net payments on mortgage payable	—	(152)
Net borrowings on debt offering	—	148,003
Cash dividends paid to minority shareholders	(64,063)	(43,345)
Cash dividends paid to common shareholders	(4,830)	—

Net cash provided by (used in) financing activities	(68,893)	74,307

Net increase in cash	24,427	111,950

Cash and cash equivalents at end of period	$174,195	$117,023

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(1) Organization and Description of Business
Calamos Asset Management, Inc. (CAM), together with its subsidiaries (the Company), primarily provides investment advisory services to individual and institutional investors as well as investment advisory services to a family of open-end and closed-end funds. The Company completed an initial public offering (Offering) of its Class A common stock on November 2, 2004. Prior to the offering, on October 15, 2004 Calamos Family Partners, Inc. (formerly known as Calamos Holdings, Inc.) (CFP), contributed all of its assets and liabilities, including all equity interests in its wholly owned subsidiaries, to Calamos Holdings LLC (Holdings) in exchange for all 96,800,000 membership units of Holdings. On October 20, 2004, Holdings issued 200,000 new membership units for cash to John Calamos, Sr. In November 2004, CAM applied the net proceeds of the Offering to acquire 3,000,000 newly issued membership units directly from Holdings and 20,000,000 membership units from CFP to become the sole manager of Holdings. As the sole manager, CAM operates and controls all of the business and affairs of Holdings and, as a result of this control, CAM consolidates the financial results of Holdings with its own financial results. CAM is now conducting the business previously conducted by CFP. Accordingly, reported results for the three and nine months ended September 30, 2004 reflect the operations for CFP and its subsidiaries (Predecessor). Reported results for the three and nine months ended September 30, 2005 reflect the operations for the Company. For more information regarding the Offering and the reorganization undertaken in connection therewith (the Reorganization), see CAM’s Registration Statement on Form S-1 (File No. 333-117847) (the Registration Statement) filed with the Securities and Exchange Commission (SEC).
(2) Basis of Presentation
The consolidated financial statements as of September 30, 2005 and for the three and nine months ended September 30, 2005 and 2004 have not been audited by the Company’s independent registered public accounting firm. In the opinion of management, such information contains all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial condition and results of operations. The results for the interim periods ended September 30 are not necessarily indicative of the results to be obtained for a full fiscal year. Certain amounts for the prior year have been reclassified to conform to the current year’s presentation.
Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from these estimates.
CFP’s and John P. Calamos, Sr.’s combined 77% interest in Holdings is represented as minority interest in the Company’s financial statements. Income before minority interest in Calamos Holdings LLC and income taxes, which was $54.9 million and $151.7 million for the three and nine months ended September 30, 2005, respectively, included approximately $49,400 and $81,500 of investment income earned on cash and cash equivalents held solely by CAM during the same periods. This investment income is not reduced by any minority interests; therefore, the resulting minority interest is less than 77% for the three and nine months ended September 30, 2005.
(3) Cash and Cash Equivalents
Cash and cash equivalents at September 30, 2005 includes $3.9 million in an escrow account to fund the completion of leasehold improvements for the new office facility at 2020 Calamos Court in Naperville, Illinois. The Company expects the leasehold improvements to be completed and the escrow to be utilized during the remainder of 2005.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(4) Property and Equipment
Property and equipment at September 30, 2005 includes leasehold improvements of $21.4 million and furniture, fixtures and equipment of $14.4 million related to the Company’s new leased headquarters. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, ranging from three to 20 years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining term of the lease.
(5) Earnings Per Share
The following table reflects the calculation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 30,		September 30,
	2005	2004	2005	2004
Earnings per share — basic
Earnings available to common shareholders	$7,639	$33,106	$21,012	$90,256
Weighted average shares outstanding	23,000	96,800	23,000	96,800

Earnings per share — basic	$0.33	$0.34	$0.91	$0.93

Earnings per share — diluted
Income before minority interest in Calamos Holdings LLC and income taxes	$54,887	$33,794	$151,691	$91,821
Less: Impact of income taxes	21,774	688	60,494	1,565

Earnings available to common shareholders	$33,113	$33,106	$91,197	$90,256

Weighted average shares outstanding	23,000	96,800	23,000	96,800
Conversion of membership units for common stock	77,000	—	77,000	—
Dilutive impact of RSUs	605	—	565	—
Dilutive impact of stock options	63	—	42	—

Weighted average shares and potential dilutive shares outstanding	100,668	96,800	100,607	96,800

Earnings per share — diluted	$0.33	$0.34	$0.91	$0.93

Diluted shares outstanding for the three and nine months ended September 30, 2005 are calculated (a) assuming CFP and John P. Calamos, Sr. exchanged all of their membership units in Calamos Holdings LLC for shares of the Company’s Class A common stock on a one-for-one basis and (b) including the effect of outstanding restricted stock unit and stock option awards. In calculating diluted earnings available to common shareholders for the three and nine months ended September 30, 2005, an effective tax rate of 39.7% and 39.9%, respectively, was applied to income before minority interest in Calamos Holdings LLC and income taxes of $54.9 million and $151.7 million, respectively, resulting in earnings available to common shareholders of $33.1 million and $91.2 million. The impact of income taxes for the three and nine months ended September 30, 2004 reflects the income taxes of CFP, which operated as an S corporation and was not subject to U.S. federal and certain state income taxes, but was subject to Illinois replacement taxes.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company uses the treasury stock method to reflect the dilutive effect of unvested restricted stock units (RSU) and unexercised stock options in diluted earnings per share. As such, the dilutive effect of such options and RSUs would result in the addition of a net number of shares to the weighted-average number of shares used in the calculation of diluted earnings per share. Under the treasury stock method, if the average market price of common stock increases above the exercise price, the proceeds that would be assumed to be realized would be assumed to be used to acquire outstanding shares of common stock. However, pursuant to the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation (SFAS 123), the awards may be anti-dilutive even when the market price of the underlying stock exceeds the related exercise price. This result is possible because compensation cost attributed to future services and not yet recognized is included as a component of the assumed proceeds. Stock options for 313,467 shares and RSUs for 6,656 shares were excluded from the computation of diluted earnings per share for the three months ended September 30, 2005 and stock options for 313,467 and RSUs for 103,656 were excluded from the computation of diluted earnings per share for the nine months ended September 30, 2005 as they were anti-dilutive. There were no stock options or dilutive securities outstanding for the three and nine months ended September 30, 2004.
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
In June 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, voluntary changes in accounting principle were required to be recognized by including the cumulative effect of the change in net income of the period of the change. SFAS 154 requires companies to account for and apply changes in accounting principles retrospectively to prior periods’ financial statements, rather than recording a cumulative effect adjustment within the period of the change, unless it is impractical to determine the effects of the change to each period being presented. The provisions of SFAS 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have a material effect on our financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
We provide investment advisory services through our subsidiaries to institutions and individuals, managing $42.2 billion in client assets at September 30, 2005. Our operating results fluctuate primarily due to changes in the total value and composition of our assets under management. The value and composition of our assets under management are, and will continue to be, influenced by a variety of factors, including purchases and redemptions of shares of the open-end funds and other investment products that we manage, fluctuations in the financial markets around the world that result in appreciation or depreciation of assets under management and our introduction of new investment strategies and products.
The value and composition of our assets under management and our ability to continue to attract clients depends on a variety of factors, including the education of our target clients about our investment philosophy, the delivery of best-in-class service, the relative investment performance of our investment products as compared to competing offerings and to market indices, the competitive conditions in the mutual fund, asset management and broader financial services sectors, investor sentiment and confidence, and our decision to close strategies when deemed to be in the best interests of our clients.
We market our investment strategies to our target clients through a variety of products designed to suit their individual investment needs. We currently offer six types of mutual fund and separate account investment products. The following table details our assets under management at September 30, 2005 and 2004.

	September 30,
($ in millions)	2005	2004

Mutual Funds
Open-end funds	$24,480	$17,307
Closed-end funds	5,996	5,798

Total mutual funds	30,476	23,105

Separate Accounts
Institutional accounts	3,912	3,108
Managed accounts	7,012	6,576
Private client accounts	681	443
Alternative investments	88	17

Total separate accounts	11,693	10,144

Total assets under management	$42,169	$33,249

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

Operating Results
Third Quarter and Nine Months Ended September 30, 2005 Compared to Third Quarter and Nine Months Ended September 30, 2004
Assets Under Management
Assets under management increased by $8.9 billion, or 27%, to $42.2 billion at September 30, 2005 from $33.2 billion at September 30, 2004. At September 30, 2005, our assets under management consisted of 72% mutual funds and 28% separate accounts, as compared to 69% mutual funds and 31% separate accounts at September 30, 2004.

($ in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2005	2004	Amount	Percent	2005	2004	Amount	Percent
Mutual Funds
Beginning assets under management	$28,333	$22,290	$6,043	27%	$26,951	$14,650	$12,301	84%
Net purchases	471	1,219	(748)	61	2,604	8,070	(5,466)	68
Market appreciation (depreciation)	1,672	(404)	2,076	514	921	385	536	139

Ending assets under management	30,476	23,105	7,371	32	30,476	23,105	7,371	32

Average assets under management	29,572	22,230	7,342	33	28,035	19,539	8,496	43

Separate Accounts
Beginning assets under management	11,179	9,972	1,207	12	11,024	9,189	1,835	20
Net purchases (redemptions)	(74)	317	(391)	123	356	627	(271)	43
Market appreciation (depreciation)	588	(145)	733	506	313	328	(15)	5

Ending assets under management	11,693	10,144	1,549	15	11,693	10,144	1,549	15

Average assets under management	11,514	9,868	1,646	17	11,098	9,627	1,471	15

Total Assets Under Management
Beginning assets under management	39,512	32,262	7,250	22	37,975	23,839	14,136	59
Net purchases	397	1,536	(1,139)	74	2,960	8,697	(5,737)	66
Market appreciation (depreciation)	2,260	(549)	2,809	512	1,234	713	521	73

Ending assets under management	42,169	33,249	8,920	27	42,169	33,249	8,920	27

Average assets under management	$41,086	$32,098	$8,988	28%	$39,133	$29,166	$9,967	34%

Mutual fund net purchases were $471 million in the third quarter and $2.6 billion in the first nine months of 2005, compared to $1.2 billion and $8.1 billion for the prior year periods. The decrease in mutual fund net purchases for the three months ended September 30, 2005 was primarily attributable to higher open-end fund redemptions, which have increased with the growth in assets under management. The decrease in mutual fund net purchases for the nine months ended September 30, 2005 was mainly due to a large closed-end fund offering during the nine months ended September 30, 2004 that did not recur, and to a $1.5 billion increase in redemptions. Because closed-end funds do not continually offer new shares to investors, net purchases of closed-end funds are entirely dependent on our ability to consummate closed-end fund offerings. Market demand for closed-end fund offerings is difficult to predict. We intend to monitor the market and pursue opportunities as they present themselves and when doing so would be consistent with our business strategy. For example, we launched the Calamos Global Total Return Fund in the fourth quarter of 2005. For the three and nine months ended September 30, 2005, separate accounts had net redemptions of $74 million and net purchases of $356 million, respectively, compared to net purchases of $317 million and $627 million in the prior year periods, largely driven by managed account outflows in our convertible strategies, which remain closed to new investors.

Revenues
Total revenues for the third quarter of 2005 were $107.7 million, up $26.5 million or 33% over the comparable period of the prior year. For the nine-month period ended September 30, 2005, total revenues were $304.1 million, representing a 38% increase compared to last year’s nine-month period. These increases were primarily due to higher investment management fees and distribution and underwriting fees.

($ in thousands)	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2005	2004	Amount	Percent	2005	2004	Amount	Percent
Investment management fees	$73,669	$55,837	$17,832	32%	$206,939	$148,540	$58,399	39%
Distribution and underwriting fees	33,335	24,769	8,566	35	94,724	70,571	24,153	34
Other	682	625	57	9	2,416	1,635	781	48

Total revenues	$107,686	$81,231	$26,455	33%	$304,079	$220,746	$83,333	38%

Compared to the same periods in the prior year, investment management fees increased 32% and 39% in the third quarter and first nine months of 2005, respectively, primarily due to increases in average assets under management of $9.0 billion and $10.0 billion for the third quarter and first nine months of 2005. The overall growth in investment management fees was due primarily to an increase in fees from mutual funds, which increased to $58.2 million and $163.8 million for the three and nine month periods ended September 30, 2005 from $43.4 million and $113.6 million for the prior year periods. Open-end fund investment management fees increased to $45.5 million and $126.4 million for the third quarter and nine months ended September 30, 2005, respectively, from $31.3 million and $86.7 million for the same periods of the prior year, primarily due to increases in open-end fund average assets under management of $7.1 billion for the third quarter and nine months ended September 30, 2005 compared to the prior year. Closed-end fund investment management fees increased to $12.7 million and $37.4 million for the three and nine month periods ended September 30, 2005, respectively, from $12.1 million and $26.9 million in the prior year, as a result of increases in closed-end fund average assets under management of $0.2 billion and $1.4 billion for the third quarter and first nine months of 2005 when compared to the prior year. Investment management fees as a percentage of average assets under management were 0.72% and 0.71% for the three and nine months ended September 30, 2005 compared to 0.70% and 0.68% for the three and nine month periods in the prior year, representing the continued shift of assets from our convertible strategies to our equity strategies, which generally carry higher fees.
Distribution and underwriting fees increased to $33.3 million and $94.7 million for the three and nine months ended September 30, 2005, respectively, from $24.8 million and $70.6 million in the same periods of the prior year, primarily due to increases in open-end fund average assets under management of $7.1 billion for the third quarter and nine months ended September 30, 2005 compared to the same periods a year ago.
Operating Expenses
Operating expenses increased to $54.4 million and $153.0 million for the third quarter and nine months ended September 30, 2005, respectively, from $45.8 million and $127.9 million for the comparable periods in the prior year. The increases were mostly due to higher distribution expenses.

($ in thousands)	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2005	2004	Amount	Percent	2005	2004	Amount	Percent
Employee compensation and benefits	$15,365	$17,103	$(1,738)	10%	$45,146	$45,248	$(102)	—%
Distribution expense	20,642	12,967	7,675	59	57,006	34,670	22,336	64
Amortization of deferred sales commissions	7,894	7,598	296	4	23,798	21,677	2,121	10
Marketing and sales promotion	3,760	3,733	27	1	10,296	15,730	(5,434)	35
General and administrative	6,693	4,376	2,317	53	16,765	10,563	6,202	59

Total operating expenses	$54,354	$45,777	$8,577	19%	$153,011	$127,888	$25,123	20%

Employee compensation and benefits expense decreased by $1.7 million for the three months ended September 30, 2005 when compared to the three months ended September 30, 2004, as increases in these expenses due to greater staff levels were more than offset by the effects of changes made to executive compensation as a result of becoming a public company. Because of similar offsets in expense for the nine months ended September 30, 2005, employee compensation and benefits expenses were relatively flat year-over-year. We expect the level of overall employee compensation and benefits expense will increase in future periods due to changes in staffing levels to support the growth and expansion of our business, including our alternative investments business. Current compensation expense levels are also expected to increase due to merit increases for our existing staff but may vary due to compensation based on our performance.
Distribution expense increased by $7.7 million and $22.3 million in the three and nine months ended September 30, 2005, respectively, primarily due to the growth in the Class C share assets older than one year, which accounted for $4.4 million and $12.5 million of the change, and due to the growth of average open-end fund assets under management, which accounted for $3.5 million and $10.2 million of the change. Class C share assets do not generate distribution expense in the first year following their sale because we retain the Rule 12b-1 fees during that first year to offset the upfront commissions that we pay, but they do generate a distribution expense in subsequent years as we pay the Rule 12b-1 fees to the selling firms. Although the Rule 12b-1 fee rates that we paid to broker-dealers and other intermediaries in the three and nine months ended September 30, 2005 did not change from the rates paid in the prior year, we expect distribution expense to increase to the extent our open-end mutual fund assets under management continue to grow.
While marketing and sales promotion expense for the three months ended September 30, 2005 and 2004 were relatively constant, these expenses decreased to $10.3 million for the nine months ended September 30, 2005 from $15.7 million for the prior year. The decrease of $5.4 million was mainly attributable to a $6.0 million one-time fee paid to underwriters of a closed-end fund offering that we incurred during the first nine months of 2004 offset by increases in supplemental compensation payments to third party selling agents. As open-end mutual funds that we manage have grown in size and recognition, we have become subject to supplemental compensation payments to third-party selling agents. We expect supplemental compensation payments to continue to increase to the extent our funds gain assets and further recognition.
General and administrative expense increased by $2.3 million and $6.2 million in the third quarter and nine months ended September 30, 2005, respectively. We began making lease payments on our new headquarters in April 2005 in addition to making lease payments and other occupancy related payments on our two other office facilities, which increased occupancy costs by $1.1 million and $2.7 million for the quarter and nine months ended September 30, 2005. Maintaining two headquarters during the third quarter of 2005 resulted in duplicate expenses of approximately $0.6 million as we continued to reduce operations in our two other facilities. We expect the duplication of expenses to decrease significantly in the fourth quarter as we complete the wind-down of these operations. Additionally, for the three and nine month periods ended September 30, 2005, professional services expense increased $0.2 million and $1.2 million and depreciation expense increased $1.3 million and $2.1 million, respectively. The increases in professional services expense were primarily due to incremental costs incurred as a public company, including Sarbanes-Oxley compliance costs and higher fees related to legal and compliance, audit services and tax preparation. The increases in depreciation expense were primarily due to the depreciation of new leasehold improvements in connection with the move to our new headquarters. The increase in depreciation expense for the nine months was also due to the shortening of depreciable lives of leasehold improvements in our previous headquarters caused by the move into our new headquarters.
Income Taxes
Income taxes as a percentage of income before income taxes was 39.7% and 39.9% for the three and nine months ended September 30, 2005, respectively, compared to 2.0% and 1.7% for the prior year periods. For the three and nine months ended September 30, 2004, Calamos Family Partners, Inc. (CFP) elected to be taxed as an S corporation under the Internal Revenue Code. Therefore, the income and expenses of CFP were included in the income tax returns of its stockholders. CFP was subject to Illinois replacement tax and certain other state taxes.
Net Income
The following shows our condensed consolidated pro forma statements of income for the three and nine months ended September 30, 2005 and 2004. Management believes that pro forma results provide a more meaningful basis for period-to-period comparisons of the results of Calamos Asset Management, Inc. (CAM), together with its subsidiaries, for the three and nine months ended September 30, 2005 and 2004. The following pro forma results for the three and nine months ended September 30, 2004 give effect to (1) the Real Estate Distribution, whereby Calamos Family Partners, Inc. (formerly known as Calamos Holdings Inc.), distributed its interest in all of its owned real estate assets to its stockholders, who contributed those assets to a new limited liability company; (2) the Formation Transaction, whereby on October 15, 2004, Calamos Family Partners, Inc. contributed all of its assets and liabilities, including, among other things, all equity interests in its wholly owned subsidiaries, to Calamos Holdings LLC in exchange for 96,800,000 of the membership units of Calamos Holdings LLC; and (3) the consummation of our IPO and use of the net proceeds to acquire membership units in Calamos Holdings LLC. In addition, pro forma diluted earnings per share reflect the effect of exchanging all membership interests in Calamos Holdings LLC not held by CAM for Class A shares of CAM. The pro forma results give effect to these items as if they had occurred at the beginning of the periods presented. The most significant pro forma adjustments relate to the minority interest of Calamos Family Partners, Inc. and to income taxes, as Calamos Family Partners, Inc. historically operated as an S corporation.

On November 2, 2004, CAM became the sole manager of Calamos Holdings LLC and is now conducting the business previously conducted by Calamos Family Partners, Inc. Accordingly, the results for the three and nine months ended September 30, 2004 reflect the operations for Calamos Family Partners, Inc. and its subsidiaries. Results for the three and nine months ended September 30, 2005 reflect the operations for CAM.

(in thousands, except share data)	Three Months Ended September 30,
					Pro Forma		2004 as
	2005		2004		Adjustments		Adjusted
Revenues:
Investment management fees	$73,669		$55,837		$—		$55,837
Distribution and underwriting fees	33,335		24,769		—		24,769
Other	682		625		—		625

Total revenues	107,686		81,231		—		81,231
Expenses:

Employee compensation and benefits	15,365		17,103		—		17,103

Distribution and underwriting expense	20,642		12,967		—		12,967
Amortization of deferred sales commissions	7,894		7,598		—		7,598
Marketing and sales promotion	3,760		3,733		—		3,733
General and administrative	6,693		4,376		—		4,376

Total expenses	54,354		45,777		—		45,777

Operating income	53,332		35,454		—		35,454
Total other income (expense), net	1,555	(1)	(1,660)		—		(1,660)

Income before minority interest in Calamos Holdings LLC and income taxes	54,887		33,794		—		33,794
Minority interest	42,224		—		26,022	(2)	26,022

Income before income taxes	12,663		33,794		(26,022)		7,772
Income taxes	5,024		688		2,412	(3)	3,100

Net income	$7,639		$33,106		$(28,434)		$4,672

Earnings per share, basic	$0.33		$0.34				$0.20

Weighted average shares outstanding, basic	23,000,100		96,800,000	(4)			23,000,100 (5)

Calculation of earnings per share, diluted, assuming exchange of membership units:

Income before minority interest in Calamos Holdings LLC and income taxes	54,887						33,794
Impact of income taxes (6)	21,774						13,480

Earnings available to common shareholders	33,113						20,314

Earnings per share, diluted	$0.33		$0.34				$0.20

Weighted average shares outstanding, diluted (7)	100,667,805		96,800,000				100,000,100

(in thousands, except share data)	Nine Months Ended September 30,
					Pro Forma		2004 as
	2005		2004		Adjustments		Adjusted
Revenues:
Investment management fees	$206,939		$148,540		$—		$148,540
Distribution and underwriting fees	94,724		70,571		—		70,571
Other	2,416		1,635		(157	)(8)	1,478

Total revenues	304,079		220,746		(157)		220,589
Expenses:

Employee compensation and benefits	45,146		45,248		(123	)(8)	45,125

Distribution and underwriting expense	57,006		34,670		—		34,670
Amortization of deferred sales commissions	23,798		21,677		—		21,677
Marketing and sales promotion	10,296		15,730		—		15,730
General and administrative	16,765		10,563		115	(8)	10,678

Total expenses	153,011		127,888		(8)		127,880

Operating income	151,068		92,858		(149)		92,709
Total other income (expense), net	623	(1)	(1,037)		(1,808	)(8)	(2,845)

Income before minority interest in Calamos Holdings LLC and income taxes	151,691		91,821		(1,957)		89,864
Minority interest	116,739		—		69,196	(2)	69,196

Income before income taxes	34,952		91,821		(71,153)		20,668
Income taxes	13,940		1,565		6,679	(3)	8,244

Net income	$21,012		$90,256		$(77,832)		$12,424

Earnings per share, basic	$0.91		$0.93				$0.54

Weighted average shares outstanding, basic	23,000,100		96,800,000	(4)			23,000,100 (5)

Calculation of earnings per share, diluted, assuming exchange of membership units:

Income before minority interest in Calamos Holdings LLC and income taxes	151,691						89,864
Impact of income taxes (6)	60,494						35,847

Earnings available to common shareholders	91,197						54,017

Earnings per share, diluted	$0.91		$0.93				$0.54

Weighted average shares outstanding, diluted (7)	100,606,766		96,800,000				100,000,100

Notes to Consolidated Condensed Pro Forma Statements of Income
(1)	Includes $6.0 million of investment gains, partially offset by $2.4 million of minority interest related to the consolidation of the Calamos Equity Opportunities Fund L.P. and $2.0 million of interest expense for the three months ended September 30, 2005 and includes $10.2 million of investment gains, partially offset by $6.1 million of interest expense and $3.4 million of minority interest related to the consolidation of the Calamos Equity Opportunities Fund L.P. for the nine month period ended September 30, 2005.
(2)	Represents an adjustment to increase Calamos Asset Management, Inc.’s minority interest allocation to 77.0%. Minority interest was determined by multiplying the income before minority interest and taxes by Calamos Family Partners, Inc.’s and John P. Calamos, Sr.’s 77.0% aggregate ownership.
(3)	Reflects the impact of federal and state income taxes on the income allocated from Calamos Holdings LLC to Calamos Asset Management, Inc. Historically, Calamos Family Partners, Inc. operated as an S corporation and was not subject to U.S. federal and certain state income taxes but was subject to Illinois replacement taxes. The amount of pro forma adjustment was determined by eliminating the Illinois replacement tax and applying the combined 2004 effective federal corporate income tax rates and applicable state tax rates to income before income taxes.
(4)	Represents the contribution by Calamos Family Partners of all its assets and liabilities in exchange for 96,800,000 membership units of Calamos Holdings LLC.
(5)	Reflects 23,000,000 shares of Class A common stock, which represents 23.0% of the outstanding shares after the offering. In addition to shares of Class A common stock, there are 100 shares of Class B common stock outstanding.
(6)	In calculating diluted earnings per share, the 2005 effective rates for the three and nine months ended September 30, 2005 of 39.67% and 39.88%, respectively, and the 2004 effective tax rate of 39.89% were applied to income before minority interest and income taxes.
(7)	Diluted shares outstanding for each period presented represent the weighted average Class A common stock after giving effect to the Offering as of the beginning of 2004. The diluted shares outstanding are calculated: (a) including the effect of outstanding dilutive restricted stock units and dilutive option awards and (b) assuming Calamos Family Partners, Inc. and John P. Calamos, Sr. exchanged all of their membership units in Calamos Holdings LLC for, and converted all outstanding shares of our Class B common stock into, shares of our Class A common stock, in each case on a one-for-one basis.
(8)	Represents the adjustment related to the Real Estate Distribution based on actual amounts recorded during the periods presented.
Net income totaled $7.6 million and $21.0 million for the three and nine months ended September 30, 2005 compared to pro forma net income of $4.7 million and $12.4 million for the prior year, representing increases of 64% and 69%, respectively.

($ in thousands)	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2005	2004	Amount	Percent	2005	2004	Amount	Percent
		(Pro Forma)				(Pro Forma)
Total revenues	$107,686	$81,231	$26,455	33%	$304,079	$220,589	$83,490	38%
Total operating expenses	54,354	45,777	8,577	19	153,011	127,880	25,131	20

Operating income	53,332	35,454	17,878	50	151,068	92,709	58,359	63
Other income (expense), net	1,555	(1,660)	3,215	*	623	(2,845)	3,468	*
Minority interest	42,224	26,022	16,202	62	116,739	69,196	47,543	69
Income taxes	5,024	3,100	1,924	62	13,940	8,244	5,696	69

Net income	$7,639	$4,672	$2,967	64%	$21,012	$12,424	$8,588	69%

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
The following table summarizes key statements of financial condition data relating to our liquidity and capital resources.

	September 30,	December 31,
(in thousands)	2005	2004

Statements of financial condition data:
Cash and cash equivalents	$174,195	$149,768
Receivables	31,120	27,234
Investments	198,148	147,521
Deferred tax asset	110,141	118,078
Deferred sales commissions	60,228	61,417
Property and equipment, net	39,730	4,902
Long-term debt	150,000	150,000
Cash flows for the nine months ended September 30, 2005 and 2004 are shown below:

	Nine Months Ended
	September 30,
(in thousands)	2005	2004

Cash flow data:
Net cash provided by operating activities	$159,651	$93,719
Net cash used by investing activities	(66,331)	(56,076)
Net cash provided by (used in) financing activities	(68,893)	74,307
Net cash provided by operating activities increased by $65.9 million, to $159.7 million for the nine months ended September 30, 2005 from $93.7 million for the nine months ended September 30, 2004, primarily as a result of a $63.3 million increase in income before minority interest and income taxes and a $5.6 million allowance received from our landlord to fund tenant improvements in our new headquarters.
The payment of deferred sales commissions by us to financial intermediaries who sell Class B and C shares of open-end funds is a significant use of our operating cash flows. Use of cash for deferred sales commissions decreased by $9.2 million to $22.6 million for the nine months ended September 30, 2005 from $31.8 million for the nine months ended September 30, 2004. We expect that the payment of deferred sales commissions will vary in proportion to future sales of Class B and C shares of open-end funds and that these commissions will continue to be funded by cash flows from operations.
Investing activities typically consist of investments in products that we sponsor and of the purchase of property and equipment. Net cash used in investing activities was $66.3 million for the nine months ended September 30, 2005 and was primarily comprised of our $35.2 million investment in property and equipment for our new facility, of which $5.6 million was received from our landlord as an allowance for tenant improvements, and $25 million in cash used to seed our International Growth Fund during the first quarter of 2005. We anticipate that cash uses for property and equipment expenditures will significantly decrease in the fourth quarter and future periods following the move to our new headquarters in July 2005. Further, we anticipate increasing the future level of investments in products managed by our subsidiaries as opportunities arise.
Net cash used in financing activities was $68.9 million for the nine months ended September 30, 2005 and was comprised of distributions to minority shareholders of $64.1 million, including distributions for their tax liabilities of $47.9 million, as well as the dividends paid to common shareholders of $4.8 million. Net cash provided by financing activities was $74.3 million for the nine months ended September 30, 2004 and was principally comprised of the issuance of $150 million aggregate principal amount of Senior Unsecured Notes in April 2004, partially offset by cash used to repay and terminate a credit facility of approximately $30 million in 2004 and further offset by $43.3 million in distributions to minority shareholders. The increase of $20.7 million in distributions to minority shareholders was primarily driven by the distributions for their tax liabilities based on the year-over-year net income growth. We expect that distributions for income taxes will continue to change as net income changes.
We expect our cash and liquidity requirements will be met with the cash on hand and through cash generated by operations. We intend to satisfy our capital requirements over the next 12 months through these sources of liquidity.
Critical Accounting Policies
Our significant accounting policies are described in note 2 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2004. A discussion of critical accounting policies is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2004. There were no significant changes in our critical accounting policies during the nine months ended September 30, 2005.
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
In June 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, voluntary changes in accounting principle were required to be recognized by including the cumulative effect of the change in net income of the period of the change. SFAS 154 requires companies to account for and apply changes in accounting principles retrospectively to prior periods’ financial statements, rather than recording a cumulative effect adjustment within the period of the change, unless it is impractical to determine the effects of the change to each period being presented. The provisions of SFAS 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have a material effect on our financial statements.
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
Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to: adverse changes in applicable laws or regulations; downward fee pressures and increased industry competition; risks inherent to the investment management business; the loss of revenues due to contract terminations and redemptions; our ownership structure; general declines in the prices of securities; the loss of key executives; the unavailability of third-party retail distribution channels; increased costs of distribution; failure to recruit and retain qualified personnel; a loss of assets, and thus revenues, if our largest funds perform poorly; failure to comply with client and mutual fund board guidelines; non-performance of third-party vendors and our holding company structure. Further, the value and composition of our assets under management are, and will continue to be, influenced by a variety of factors including, among other things: purchases and redemptions of shares of the open-end funds and other investment products; fluctuations in the financial markets around the world that result in appreciation or depreciation of assets under management; our introduction of new investment strategies and products; our ability to educate our clients about our investment philosophy and provide them with best-in-class service; the relative investment performance of our investment products as compared to competing offerings and market indices; competitive conditions in the mutual fund, asset management and broader financial services sectors; investor sentiment and confidence; and our decision to close strategies when deemed to be in the best interests of our clients.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
An analysis of our market risk was included in our Annual Report on Form 10-K for the year ended December 31, 2004. There were no material changes to the Company’s market risk during the nine months ended September 30, 2005.
Item 4. Controls and Procedures
Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2005, and has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
There were no changes in the company’s internal control over financial reporting that occurred during our third quarter that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
In the normal course of business, we may be subject to various legal proceedings from time to time. Currently, there are no material legal proceedings pending against us or any of our subsidiaries.
Item 6. Exhibits

3(i)	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2004).
3(ii)	Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2005).
4.1	Stockholders’ Agreement among John P. Calamos, Sr., Nick P. Calamos and John P. Calamos, Jr., certain trusts controlled by them, Calamos Family Partners, Inc. and the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 3, 2004).
4.2	Registration Rights Agreement between Calamos Family Partners, Inc., John P. Calamos, Sr. and the Registrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 3, 2004).
10	Lease Between 2020 Calamos Court LLC and Calamos Holdings LLC (formerly with Calamos Holdings, Inc.).
31.1	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
31.2	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALAMOS ASSET MANAGEMENT, INC.
(Registrant)
Date: November 10, 2005	By:	/s/ Patrick H. Dudasik
Patrick H. Dudasik
Executive Vice President, Chief Financial Officer and Treasurer