Form 10-K
period 2005-12-31
Calamos Asset Management, Inc. /DE/
filed 2006-03-13
CIK 1299033

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2005

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

Title of each class

Class A Common Stock, $0.01 par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐         No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐         No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [       ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer     ☐                   Accelerated filer     ☑                   Non-accelerated filer     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐         No ☑
The aggregate market value of common stock held by non-affiliates (assuming that all directors and executive officers are affiliates) on June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, was $626.5 million.
At March 1, 2006, there were 23,161,898 shares of Class A common stock and 100 shares of Class B common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Part III — Portions of the definitive proxy statement for our Annual Meeting of Shareholders on June 1, 2006, as specifically described herein.

PART I

Item 1.	Business
      In this report, unless the context otherwise requires, references to “we,” “us,” “our” and “our company” refer to Calamos Asset Management, Inc., a Delaware corporation, and its consolidated subsidiaries, including Calamos Holdings LLC and the operating company subsidiaries of Calamos Holdings LLC. Calamos Asset Management, Inc. was incorporated on July 23, 2004, in preparation for our company’s initial public offering later that year.
      Unless the context otherwise requires:
      “Calamos Advisors” refers to Calamos Advisors LLC, a Delaware limited liability company, registered investment advisor and wholly owned subsidiary of Calamos Holdings LLC. Calamos Advisors acts as an investment advisor in managing our open-end and closed-end mutual funds; and
      “Calamos Financial Services” refers to Calamos Financial Services LLC, a Delaware limited liability company, registered broker-dealer and wholly owned subsidiary of Calamos Holdings LLC. Calamos Financial Services acts as the sole distributor of our family of open-end mutual funds.
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
Overview
      We provide investment advisory services to institutions and individuals, managing $43.8 billion in client assets at December 31, 2005. For nearly 30 years, we have been steadfast in our focus on providing our clients with superior risk-adjusted returns, which we define as investment returns that are superior to performance benchmarks, with an equal or lower level of assumed risk. We have consistently applied an investment philosophy and proprietary process centered on risk management across an expanding range of investment strategies, including equity, balanced high yield, convertible, and alternative assets, while analyzing global markets. We believe this disciplined adherence to our investment philosophy and process has enabled us to deliver superior risk-adjusted returns. At December 31, 2005, 95% of the $25.6 billion of open-end fund assets managed by us, with an overall Morningstar rating, were rated by Morningstar as “four stars” or “five stars.” These ratings are based on past performance, which may not be predictive of future results. For additional information about Morningstar ratings, see “Mutual Fund Ratings and Rankings.”
      Our target clients are institutions and individuals with long-term investment horizons. We make our range of investment strategies available to these clients, directly and through intermediaries, by offering an array of investment products designed to suit their individual investment needs, such as open-end funds, closed-end funds and separate accounts, including alternative investments. We plan to introduce new investment strategies that provide the opportunity for attractive risk-adjusted returns for our clients.
      We believe our investment performance, broad range of investment strategies, diverse product offerings and an expanded sales effort have allowed us to consistently grow our assets under management and revenues and position us for continued organic growth. Our assets under management have increased from $9.3 billion at December 31, 2001 to $43.8 billion at December 31, 2005.
      On October 28, 2004, the Class A common stock of Calamos Asset Management, Inc. began trading on the Nasdaq National Market under the symbol CLMS. We paid our first quarterly dividend of 7 cents per share in February 2005 and increased our quarterly dividend 29% to 9 cents per share in February 2006. We have added new board members to ensure that we have a majority of independent directors on our board, who are members of our audit, compensation, and nominating and governance committees. We expect to recruit additional outside expertise to our board over time.
Business Strategy
      Our business strategy is to continue to diversify the assets we manage by investment product and type of client. Investment products have been created organically within what we believe to be a strong core competency in investment research and portfolio management. We apply a team approach to investment research and portfolio management, which continues to provide significant leverage of investment talent. Our franchise is built upon a consistent investment philosophy and process that has produced strong risk-adjusted investment performance and driven significant organic growth in assets under management. In managing historical growth and in planning for future growth, we have been, and will continue to be, guided by the following:

Focus on Clients
      A key guiding principle is to have the client’s best interests in mind and to work hard to outperform client expectations in performance and service. We strongly believe that the success of our company is a byproduct of our success in helping clients achieve their investment objectives.

Maintain Superior Investment Performance
      We have a long-term record of achieving high, risk-adjusted returns on the mutual funds and separate accounts that we manage. As of December 31, 2005, Lipper ranked our Growth Fund as the #1 multi-cap growth fund for 10 years, our Market Neutral Fund as the #1 flexible income fund for 10 years, and our Convertible Fund as the #3 convertible fund for 10 years. For additional information about Lipper rankings, see “Mutual Fund Ratings and Rankings.” Our key strategy is to maintain our investment performance by consistently applying our investment philosophy and process while actively managing each of our strategies to maintain a stable balance of risk and reward over the full course of a market cycle. We are equally mindful of protecting our clients during changing market conditions and accordingly have closed, and expect to continue to close, products to new investments during periods when we do not believe satisfactory risk-adjusted returns can be achieved on additional new investments.

Focus on Serving Long-Term Investors
      Our investment strategies are focused on seeking to generate superior risk-adjusted returns over the long term. We seek to attract and retain long-term clients. In order to attract these clients, we focus on educating investors about our investment philosophy and process. We believe that excellent client service is critical to attracting, developing and maintaining long-term client relationships. To ensure top-notch service, we brought our mutual fund client services team in-house in 2005 rather than relying on our transfer agent to provide this important function. Our client services representatives handle calls to our toll-free number and support our sales force via outbound calls to enhance awareness of our strategies. As another measure of the value we place on excellent client service, our operations departments received “ISO 9001:2000” certification from the International Organization of Standardization (ISO). We believe that our firm is one of the first investment advisors to implement this standard within an investment operations group. We intend to pursue ISO certification for additional departments within the firm, as it provides a rigorous framework for documenting and continually improving our business practices.

Selectively Expand Our Investment Strategies
      Since the introduction of our first convertible strategy in 1977, we have expanded product offerings globally among equity, balanced, high yield, convertible, and alternative asset strategies. Each expansion has been based on our core competency in investment research. We have developed proprietary research capabilities, including an expertise in valuing companies, taking into consideration their total capital structure.

In 1990 we introduced our first equity strategy and in 1999 we began offering a high yield strategy, both of which make use of the analytics and modeling originally designed to assess the hybrid nature of convertible securities. In 2003, we expanded our equity strategies by creating a strategy to focus solely on the large cap sector of the market. In 2004, we introduced a more flexible total return strategy, providing investors access to our equity, convertible and high yield expertise in one vehicle. Also in 2004, we introduced an equity-oriented alternative investment product and expanded the investment strategies employed by an existing convertible arbitrage alternative investment product. In 2005, we launched an open-end fund and a closed-end fund that place greater emphasis on investments outside the United States. Looking ahead, we expect to focus on building our alternative investment products, which may include a mezzanine fund and/or a private equity fund. In late 2004 and 2005, Calamos Holdings LLC invested $50 million in new products and set aside another $30 million for new product initiatives. During the same period, Calamos Family Partners, Inc. invested $104 million in our products, with another $30 million earmarked for our products. We will continue to selectively expand our investment strategies where we believe the application of our core competencies and our investment philosophy and process can produce attractive risk-adjusted returns. We believe that by doing so, we can enhance our long-term ability to increase our assets under management and revenues.

Selectively Expand Our Distribution Relationships and Client Base
      We strive to expand our presence in distribution channels that best deliver our strategies to long-term investors, in order to grow our client base, assets under management and revenues. For example, our first institutional account mandate was initiated in 1981 for a pension fund account that remains a client today. In the late 1980s, we became one of the first participants in the broker-sponsored managed account business, and in 2002, we launched the first of our four closed-end funds. In 2005, we reorganized our sales force in order to place additional emphasis on institutional investors, including private pension funds, public funds, endowment funds, banks and insurance companies. We have continued to expand our distribution among family offices, private foundations and high net worth investors, as well as among 401 (k) platforms, broker consultants, broker-dealers, financial planners and other channels for mutual funds and managed account products. We see continued opportunities to expand and diversify our distribution relationships and client base. Specifically, we believe we can continue to grow organically by focusing on institutional client growth, increasing the number of intermediaries that distribute Calamos products, and increasing the average number of Calamos funds recommended by broker-dealers and financial advisors. In addition, we have expanded our distribution outside the United States through alternative investments and other managed account relationships, as well as our first fund distribution arrangement outside the United States: a co-branding and investment management agreement signed in 2005 with a leading Swiss bank, Union Bancaire Privée (UBP). This agreement enables us to increase our brand recognition in Europe while benefiting from UBP’s established sales force. We also see a significant opportunity to expand our alternative investment offerings by creating partnerships and other vehicles. In addition, to manage our growth, we have recruited senior-level managers with extensive industry experience to run our day-to-day operations so that our investment professionals can focus on investment performance.

Capitalize on Our Recognized and Respected Brand
      We believe that brand awareness can accelerate our organic asset growth and help expand our client base. Over the years, we have been recognized for producing top-tier investment performance across a range of investment strategies. For example, Forbes named the Growth Fund number one in its annual mutual fund survey, published September 19, 2005. This was the third consecutive year in which we received this recognition. In the Investors’ Guide 2006 issue of Fortune, December 12, 2005, the Growth Fund was named one of seven “star funds.” The company itself was profiled in a variety of articles during 2005, including Pensions & Investments and BusinessWeek. Furthermore, our chief investment officers John P. Calamos, Sr. and Nick P. Calamos have written books on investments in convertible securities and are recognized experts on investing. During 2005, they discussed their investment insights in Barron’s, BusinessWeek and the New York Times, as well as on CNBC and Bloomberg TV. We believe that as a public company, we have been able to further strengthen the Calamos brand, awareness of our investment philosophy and the positive recognition we enjoy.

Investment Philosophy, Management and Process

Investment Philosophy
      We believe that a successful investment philosophy must be consistent and long-term oriented. Our investment philosophy is based on our strong views about the longer-term trends and economic conditions that impact financial markets. We assume there will always be unforeseen events that will continually test the conventional wisdom. We believe we can achieve favorable investment results based on our experience in many market environments, continued study of economics and financial markets, and application of a sound investment process that can cope with volatility and risky markets. Because of this investment philosophy, our investment process is focused on risk management. The creation of wealth for our clients over the long term is not solely about producing returns, but about managing risk, which we define as the potential for loss and the variability of returns.
      We seek to provide our clients with superior risk-adjusted returns over the long term. While seeking to achieve strong returns, we are focused, first and foremost, on managing risk. We offer a variety of investment strategies that represent distinct balances, or profiles, of risk and reward. We believe that diversification is critical to managing risk and moderating the impact of volatile markets. Our objective is to maintain the consistency of each strategy’s risk and reward profile, whether managing a conservative or an aggressive strategy.
      We construct portfolios by applying various proprietary investment tools and techniques. We analyze and select individual securities in the context of our perspective on macroeconomic themes in the U.S. and the world. To maintain diversified portfolios for our clients, we assess the impact a security will have on the portfolio’s asset class allocation (where applicable) as well as its industry and sector weightings. Our investment philosophy embraces the extensive use of quantitative tools, overlaid with internal qualitative research and analysis.
      We view our quantitative approach as a competitive advantage and have a history of committing resources to build, maintain and enhance our analytical abilities. In addition to our sizable allocation of staff and resources to technology, a separate research development team is dedicated solely to investment team needs and projects, reporting directly to our chief investment officers. Our preference to build software reflects our desire to control underlying assumptions and to allow for the customization of our investment process. We have consistently sought technological advantages to improve the investment process, and continue to devote significant resources in this area.

Investment Management
      Our investment management team is led by John P. Calamos, Sr. and Nick P. Calamos, our chief investment officers. As the originators of our investment philosophy, they developed a team approach to implementing that philosophy through our investment process. This team approach allows for valuable contributions from numerous analysts within our company and creates a synergy of expertise that can be applied across many different investment strategies. We also believe that pooling the expertise of our analysts provides for more consistent investment performance over the long term and enables our company to manage asset growth without significantly adding personnel.
      Members of our investment team participate in a career track system that helps institutionalize our investment process by immersing many analysts and other team members in our system from early in their careers. Additionally, key members of the investment team participate in our incentive compensation plan. Through this plan, investment team members will be able to share in the overall success of our company. As of year-end 2005, our investment management team included 68 members focused on portfolio management and research, trading, portfolio administration and development of analytical models. In 2006, we intend to hire several additional investment professionals to accommodate asset growth and facilitate building an alternative investment strategy, which we expect will be run by a separate investment team following our investment process under the leadership of our chief investment officers.

Investment Process
      We believe that the financial markets operate in a manner that precludes using a single method of analysis and that market fluctuations call for a more flexible approach. Our long-term investment strategy is based on an investment process that uses a variety of sophisticated quantitative models. Our approach also incorporates academic theory and real-world experience to determine a company’s economic enterprise value. Using this process, our investment management team is able to value all securities within a corporate capital structure. This process is employed in each of our investment strategies.
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
Investment Strategies
      The following table describes our investment strategies within the equity, balanced, high yield, convertible and alternative asset classes. At December 31, 2005, we and Calamos Family Partners, Inc. have a total of $286 million invested in our firm’s investment strategies.

	Assets Under
	Management at
	December 31, 2005
Asset Strategies	(in billions)	Description

Equity	$23.7	Invests in a range of U.S. and global companies of various market capitalization under both growth and value disciplines
Balanced	11.3	Invests in dynamic blend of convertible securities, equities and high yield securities, both in the U.S. and globally
Convertible	5.6	Invests primarily in convertible securities
High Yield	2.8	Invests in high yield securities, or “junk bonds” as well as higher-yielding convertible securities
Alternative	0.4	Invests in non-traditional strategies, including convertible arbitrage and leveraged equity among others

Total	$43.8

Investment Products
      We market our investment strategies to our clients through a variety of products designed to suit their individual investment needs. We currently offer six types of investment products that fall into the categories of mutual funds and separate accounts.

Mutual Funds
      Mutual funds include registered open-end funds and registered closed-end funds and totaled $31.9 billion at December 31, 2005.

Open-End Funds
      At December 31, 2005, we had $26.0 billion of assets under management in open-end funds, representing approximately 59% of our total assets under management. Open-end funds are continually offered and are not listed on an exchange. Open-end funds issue new shares for purchase, unless they are closed to new investors, and redeem shares from those shareholders who sell. The share price for purchases and redemptions of open-end funds is determined by each fund’s net asset value, which is calculated at the end of each business day.
      We introduced our first open-end fund, the Convertible Fund, in 1985. We have since expanded our open-end fund products and services to invest in securities world-wide and to include equity, balanced, high yield, convertible and alternative strategies that we believe offer attractive risk-adjusted return potential when managed in a manner that is consistent with our core investment philosophy and process. The strategic focus of our sales and marketing effort has been on increasing access to our products, including open-end funds, offered by each financial intermediary. We currently act as the investment advisor to nine open-end funds offered to customers primarily through financial intermediaries. Additionally, we have proactively responded to changing market conditions by repositioning certain existing open-end funds. Since 2003, the Convertible Fund and the Market Neutral Income Fund were closed because we did not believe the market for convertible securities provided satisfactory risk-adjusted returns for additional investments in these funds. As of December 30, 2005, we renamed our Market Neutral Fund the Calamos Market Neutral Income Fund and broadened its mandate to include a covered call strategy. Calamos Market Neutral Income Fund reopened to new investments on January 3, 2006. We expect to continue to seek opportunities to expand and develop the investment strategies offered in our open-end fund products as market conditions change.
      Calamos Advisors manages the strategies of each of the open-end funds with the goal of achieving higher returns with less risk than that of the broad market. To do so, our investment team focuses on maintaining each strategy’s distinct balance between risk and return throughout the full course of the market cycle. The following table provides the assets under management, risk, overall Morningstar ratings and Lipper rankings for each open-end fund managed as of December 31, 2005.

			As of December 31, 2005
			Overall Morningstar Rating(3)

Fund and	Assets	Risk (Beta		Number of		Lipper Ranking(4)
Year of	Under	vs. S&P		Funds in	Star
Inception(1)	Management	500)(2)	Category	Category	Rating	Category	Years	Ranking

	(In billions)
Growth 1990	$18.1	0.81	Mid-cap growth funds	803	4	Multi-cap growth funds	1 5 10	204/409 8/279 1/89
Blue Chip 2003	0.1	n/a	Large blend	n/a	n/a	Multi-cap core funds	1	516/829
Value 2002	0.1	n/a	Large blend	1,490	3	Multi-cap core funds	1 3	633/829 177/601
International Growth 2005	0.1	n/a	Foreign large growth	n/a	n/a	International small/mid-cap growth funds	n/a	Not rated
Global Growth and Income 1996	0.5	0.50	World stock funds	392	3	Global multi-cap core funds	1 5	1/69 5/42
Growth and Income 1988	5.7	0.56	Convertible funds	80	4	Multi-cap core funds	1 5 10	230/829 39/420 8/132
High Yield 1999	0.2	0.38	High yield bond funds	447	4	High yield funds	1 5	233/423 42/305
Convertible 1985(5)	1.0	0.55	Convertible funds	80	4	Convertible funds	1 5 10	31/76 19/57 3/33
Market Neutral Income 1990(6)	0.2	0.12	Conservative allocation funds	318	4	Flexible income funds	1 5 10	12/17 4/11 1/7

Total	$26.0

(1)	Performance of the Blue Chip and Value funds reflects the effects of an expense reimbursement, which improved results. For some funds, performance shown includes the effects of an overpayment of dividends and/or capital gains distribution to shareholders of certain classes of shares of the fund (and a corresponding capital contribution by Calamos Advisors), which increased certain return figures.

(2)	Source: Russell/ Mellon Analytical Services LLC. Beta is a historic measure of a fund’s relative volatility. A beta of 0.5 reflects one-half of the market’s volatility, while a beta of 2.0 reflects twice the market’s volatility. This column shows risk as measured by the fund’s beta (5 year) compared to the S&P 500 Index, which is an unmanaged index generally considered representative of the U.S. stock market.

(3)	For a description of overall Morningstar ratings, see “Mutual Fund Ratings and Rankings.” Rankings are for Class A shares. As of December 31, 2005: Growth Fund: 3 stars for 3 years, 4 stars for 5 years, and 5 stars for 10 years out of 803, 613 and 215 mid-cap growth funds respectively; Value Fund: 3 stars for 3 years out of 1,490 large blend funds; Global Growth and Income Fund: 2 stars for 3 years and 4 stars for 5 years out of 392 and 285 world stock funds respectively; Growth and Income Fund: 3 stars for 3 years, 4 stars for 5 years, and 5 stars for 10 years out of 80, 70 and 46 convertible funds respectively; High Yield Fund: 3 stars for 3 years and 4 stars for 5 years out of 447 and 373 high yield bond funds respectively; Convertible Fund: 2 stars for 3 years, 3 stars for 5 years, and 5 stars for 10 years out of 80, 70 and 46 convertible funds respectively; Market Neutral Income Fund: 2 stars for 3 years, 4 stars for 5 years, and 5 stars for 10 years out of 318, 194 and 69 conservative allocation funds respectively.

(4)	For a description of Lipper rankings, see “Mutual Fund Ratings and Rankings.” Rankings are for Class A shares.

(5)	Closed to new investments, effective April 30, 2003.

(6)	Closed to new investments from March 14, 2003 through December 30, 2005.

Closed-End Funds
      At December 31, 2005, we had $5.9 billion of assets under management in closed-end funds, representing approximately 14% of our total assets under management. Closed-end funds typically sell a finite number of shares to investors through underwritten public offerings, unlike open-end funds, which continually offer new shares to investors. After the public offerings, investors buy closed-end fund shares from, and sell those shares to, other investors through an exchange or broker-dealer market.
      We introduced our first closed-end fund, the Convertible Opportunities and Income Fund (NYSE: CHI), in 2002. With this fund, we were among the first managers to combine different asset classes in a single closed-end offering, seeking to enhance returns and limit risk. We have since expanded our closed-end fund products and currently act as the investment advisor to four closed-end funds, each of which trades on the New York Stock Exchange.
      Since 2002, we have sought to capitalize on the success, as measured by risk-adjusted returns and share price performance, achieved by our first closed-end fund, Convertible Opportunities and Income Fund. In 2003, we introduced the Convertible and High Income Fund (NYSE: CHY), which combines our convertible and high yield strategies. In 2004, we introduced the Strategic Total Return Fund (NYSE: CSQ), which seeks total return through a combination of our equity, convertible and high yield strategies. In 2005, we launched the Global Total Return Fund (NYSE: CGO), which seeks total return through a globally diversified portfolio of equity, convertible and high yield strategies. Under favorable market conditions, we expect to continue to seek opportunities to introduce our investment strategies through new closed-end funds that we believe will offer attractive risk-adjusted return potential.

	Assets Under
	Management at	Year of
Fund and Ticker	December 31, 2005	Inception	Description

	(in billions)
Convertible Opportunities and Income
CHI	$1.1	2002	Seeks total return through a combination of capital appreciation and current income by investing in convertible and non-convertible income securities.
Convertible and High Income
CHY	1.4	2003	Seeks total return through a combination of capital appreciation and current income by investing in convertible and high yield securities.
Strategic Total Return
CSQ	3.3	2004	Seeks total return through a combination of capital appreciation and current income by investing in equity, convertible and high yield securities.
Global Total Return(1)
CGO	0.1	2005	Seeks total return through a combination of capital appreciation and current income by investing in a globally diversified portfolio of equity, convertible and high yield securities.

Total	$5.9

(1)	Following a preferred stock offering in January 2006, CGO totaled approximately $180 million in assets at January 31, 2006.
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

Separate Accounts
      Separate accounts include institutional accounts, managed accounts, private client accounts and alternative investments and totaled $11.9 billion at December 31, 2005.

Institutional Accounts
      At December 31, 2005, we had $4.2 billion of assets under management in institutional accounts, representing approximately 9% of our total assets under management. Institutional accounts are separately managed accounts for institutional investors, such as private pension funds, public funds and endowment funds, and are offered directly by us and through institutional consultants.
      Our first institutional account mandate was initiated in 1981 for a pension fund account that remains a client today. Since initially offering convertible investment strategies to institutions, we have broadened our mandates to include a variety of investment strategies in other asset classes, such as equity and high yield. Currently our convertible strategies remain closed to new accounts. We act as investment advisor to approximately 120 institutional accounts.
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

Managed Accounts
      At December 31, 2005, we had $6.9 billion of assets under management in managed accounts, representing approximately 16% of our total assets under management. Managed accounts are separately managed accounts for individual and institutional investors, offered primarily through national and regional broker-dealers. Managed accounts may be structured as investment management agreements between us and the investor directly or us and the broker-dealer.
      We first introduced a managed account through a broker-dealer sponsored platform in 1989. Since initially offering convertible investment strategies to our managed account customers, we have broadened our mandates to include balanced, equity and high yield investment strategies. Currently our convertible strategies remain closed to new accounts. We act as investment advisor to more than 24,000 managed accounts, including approximately 71 institutional managed accounts held through 21 broker-sponsored managed account programs. We focus on selectively growing our managed account business through expanded participation in broker-sponsored managed account programs. For programs in which we have a relationship directly with the investor, we target mandates that allow for greater investment flexibility under changing market conditions. We expect to continue to devote personnel resources to support our relationships with broker-dealers, in both a sales and client service function.

Private Client Accounts
      At December 31, 2005, we had $748 million of assets under management in private client accounts, representing approximately 2% of our total assets under management. Private client accounts are separately managed accounts offered directly by us and primarily include high net worth individuals, family offices and private foundations, among others.
      The origins of our private client business date back to 1977. Under this business, we provide customized asset allocation advice to our clients, under the guidance of our investment management team. We currently act as investment advisor to more than 900 private client accounts. For our private client accounts, we offer a Managed Mutual Fund Program, providing customized portfolios drawn from our mutual fund family, as well as separately managed accounts. Our private client account group will continue to develop the Managed Mutual Fund Program and will increasingly emphasize our alternative investment products.

Alternative Investments
      At December 31, 2005, we had $91 million of assets under management in alternative investment products, representing less than 1% of our total assets under management. Alternative investment products include non-registered investment vehicles, primarily hedge funds, offered directly by us to qualified individual and institutional investors.
      Building upon our expertise in risk management, we introduced our first alternative investment product, a multi-strategy hedge fund (originally a convertible arbitrage fund), in 1988. Continued development of alternative products is a key strategic priority for us. We believe that the combination of our investment team approach and analytical resources give us the ability to further excel in this arena, particularly in specialized and underserved market segments. We expect to introduce multiple new alternative products in the form of private investment pools, under a variety of strategies that are consistent with our core investment philosophy and process.
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
Technology and Intellectual Property
      Our investment approach demands specific requirements for all aspects of the investment process, including risk management, security analysis and trade processing. Our use of in-house and third-party technology and software — in particular, our proprietary Calamos Corporate System, or CCS — is a result of this view, enabling customization of systems across our company. Extending beyond the proprietary software used by our investment team, all of our internal systems are geared to the underlying assumptions that guide the investment process, allowing for a more seamless integration of security analysis, trade processing, accounting and the portfolio administration of nearly 25,000 separate accounts.
      We developed CCS internally and it forms the basis of our risk management/metric system. It is highly integrated into our system for communicating with our clients and suppliers and for automating trade settlements and daily reconciliations. In mid-2005, we relocated our company from two locations to a new headquarters in Naperville, Illinois. Our infrastructure investment included a world-class data center to support our trading floor, investment analysis and other business-critical functions. The new technology is designed to accommodate growth in the number and complexity of applications.
      Trademarks, service marks and brand-name recognition are important to our business. We have rights to the trade and service marks under which our products are offered in connection with financial analysis and consultation, financial portfolio management and financial investment. We have registered certain service marks in the United States, France, Ireland and Switzerland and will continue to do so as new trademarks and service marks are developed or acquired. We have taken, and will continue to take, action to protect our interest in these service marks.
Distribution, Sales and Client Service
      We distribute our products to both individuals and institutions, primarily through financial intermediaries. Our sales professionals are located across the United States. They act in a consultative role by conducting investment seminars and training sessions, as well as providing prospectuses and other literature to deepen investors’ knowledge and understanding of our investment strategies and proprietary investment process. Our in-house sales representatives support the outside sales force by making outbound calls to enhance awareness of our strategies. We have brought our mutual fund client services group in-house to enhance the communication that takes place with our investors seeking additional information. In 2005, we restructured our sales force in order to place greater emphasis on institutional investors, including private pension funds, public funds, endowment funds, banks and insurance companies. We have continued to expand our distribution among family offices, private foundations and high net worth investors, as well as among 401(k) platforms, broker consultants, broker-dealers, financial planners and other channels for mutual funds and managed account products. Specifically, we believe we can continue to grow organically by focusing on institutional client growth, increasing the number of intermediaries that distribute Calamos products, and increasing the average number of Calamos funds recommended by broker-dealers and financial advisors. We also see distribution opportunities outside the United States, which may include expanding our investment management and co-branding agreement with UBP, a Swiss bank that offers its UBAM sub-advised portfolios to individual and institutional investors via an extensive network of relationships with financial advisors and brokers, primarily in Europe, or signing an agreement with additional new partners in Europe or Asia.
      Our sales efforts are supported by our investor marketing and communications group, which creates information regarding our products and strategies tailored to specific investor segments, as well as print and online materials to educate investors about our market insights, portfolio positioning, investment philosophy, and commitment to risk management and superior long-term performance. For example, we publish a quarterly analysis of market developments, performance trends and expectations, both in print and on our website. Our chief investment officers also answer investor questions during a quarterly conference call with financial advisors.
      We organize our sales and client services into three primary segments based on whether we are serving financial intermediaries, institutions or private clients.

Financial Intermediaries
      We have developed an extensive network of third-party financial intermediaries that includes broker-dealers, financial consultants and independent financial advisors. In 2005, we continued to expand our distribution outside the United States via a co-branding and investment management agreement with UBP. This agreement has enabled us to increase our brand recognition in Europe while benefiting from UBP’s established sales force. The UBAM-Calamos US Equity Growth Fund grew to more than $350 million at year-end 2005 from approximately $12 million when we were appointed the fund’s submanager in April 2005.
      Our products are structured to meet the needs of financial intermediaries and their clients, and we opportunistically seek to introduce new products that best deliver our investment strategies to investors through these distribution channels. We offer the Calamos open-end funds, closed-end funds and managed accounts to investors through financial intermediaries in our network.

•	Open-end funds. All nine of the open-end funds managed by Calamos Advisors offer share classes with sales charges paid primarily to the financial intermediary. As such, we believe this product type is attractive to our network of financial intermediaries. The open-end funds are offered continuously to investors through four different share classes, Class A, Class B, Class C and Class I, each of which has a different sales charge structure designed to meet the needs of our financial intermediaries and their clients.

•	Closed-end funds. Calamos Advisors is currently the investment advisor for four closed-end funds. Historically, we have used this type of product to take advantage of a market opportunity and to deliver a timely investment strategy to investors quickly and efficiently. The closed-end funds are distributed by national and regional broker-dealers through underwritten public offerings. As the offering periods for closed-end funds are limited and are accompanied by intensive sales efforts, closed-end fund offerings provide us with a product that allows us to build scale in an investment strategy and deepen brand recognition in a relatively short period of time.

•	Managed accounts. Since 1989, we have offered separately managed account products to individual and institutional investors through national and regional broker-dealers. Managed accounts are offered by financial intermediaries to individual and institutional investors. These types of accounts are an attractive alternative to some investors, as they provide the opportunity to customize investment guidelines and tax efficiencies.
      Client accounts held at our top five financial intermediaries represented approximately 44% of our assets under management as of December 31, 2005.

Institutions
      Our institutional account products are distributed to institutions directly by us and through financial intermediaries, including institutional consultants that are dedicated to advising the institutional investor community. We have offered institutional account products directly to public and private pension funds, public funds and endowment funds since 1981. Initially, most of our institutional clients invested in convertibles. However, we closed our convertible strategies to new accounts in 2003 in order to preserve performance for existing clients. Since then, we have focused on educating institutional prospects about our performance record in equity, fixed income and alternative investment strategies. In pursuing this, we continue to educate our institutional clients on the advantages that we can offer through more flexible mandates.
      In 2005, we restructured and expanded our institutional marketing efforts in order to more effectively identify potential new investors, educate current institutional clients about the breadth of our investment strategies, respond to requests for investment management proposals, provide ongoing client service to existing institutional accounts and develop relationships with institutional consultants. Partly as a result of our increased emphasis on institutional outreach, we achieved a 25% net increase in institutional assets under management during 2005. Our institutional marketing, sales and client service efforts are supported by members of our investment management team.

Private Clients
      To assist our private clients in creating and preserving wealth, we offer them a full array of Calamos mutual funds, separate accounts and alternative investment products. Our individualized services include managed portfolios of mutual funds and separate accounts in both taxable and tax-deferred accounts; development and execution of multi-generational investment policies, asset management and income distribution plans; managed retirement, profit-sharing and deferred compensation plans for entrepreneurs; asset allocation and investment management for foundations and endowments; and the integration of alternative investments into a comprehensive financial plan.
      We believe our culture of excellence, our focus on attracting and retaining long-term investors and our high level of client service differentiates our distribution, sales and client service.

Competition
      We compete in all aspects of our business with a large number of investment management firms, commercial banks, broker-dealers, and insurance companies. In order to effectively compete with these organizations, we compete principally on the basis of: investment performance; quality of client service; brand recognition and business reputation; continuity of client relationships and assets under management; continuity of our selling arrangement with financial intermediaries; the range of products offered; the level of fees and commissions charged for services; the level of expenses paid to financial intermediaries for administration and distribution; and financial strength.
      The following factors, among others, serve to increase our competitive risks: the financial strength and more comprehensive line of products and services provided by our competitors; the consolidation within the investment management industry is serving to increase the size and strength of certain competitors; the relatively few barriers to entry may increase the number of competitors; and the recruiting of our investment professionals and other employees from us.
      These and other factors could reduce our earnings and revenues and materially adversely affect our business.
Regulatory Environment
      Virtually all aspects of our businesses are subject to extensive regulation in the United States at both the federal and state level, as well as by self-regulatory organizations. These laws and regulations are primarily intended to protect investment advisory clients and shareholders of registered investment companies. Under these laws and regulations, agencies that regulate investment advisors, such as Calamos Advisors, have broad administrative powers, including the power to limit, restrict or prohibit an investment advisor from carrying on its business in the event that it fails to comply with such laws and regulations. Possible sanctions that may be imposed include the suspension of individual employees, limitations on engaging in certain lines of business for specified periods of time, revocation of investment advisor and other registrations, censures and fines.
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
      The Sarbanes-Oxley Act of 2002 and rules promulgated by the SEC have significantly changed the corporate governance requirements applicable to mutual funds. For example, the SEC has approved a new regulation that generally requires at least three-quarters of a registered fund’s board of directors to be independent, i.e., persons that are not interested persons of the investment company or its investment advisor. The regulation also requires that the chairman of the fund’s board be independent. The independent directors must also hold quarterly meetings without fund executives present.
      These regulatory and legislative initiatives, to the extent implemented, could have a substantial impact on the regulation and operation of mutual funds, investment advisors and broker-dealers and could adversely affect our manner of operation and profitability.
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
      Calamos Advisors is subject to the Employee Retirement Income Security Act of 1974, as amended, or ERISA, and to regulations promulgated thereunder, insofar as it is a “fiduciary” under ERISA with respect to benefit plan clients. ERISA and applicable provisions of the Internal Revenue Code of 1986, as amended, impose certain duties on persons who are fiduciaries under ERISA, prohibit certain transactions involving ERISA plan clients and provide monetary penalties for violations of these prohibitions. Our failure to comply with these requirements could have a material adverse effect on our business.
Employees
      At December 31, 2005, we had 331 full-time employees.
SEC Filings
      Through our Internet website, we make available our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. To retrieve any of this information, visit the Investor Relations section of our website at www.calamos.com.
Item 1A.     Risk Factors
Business Risks
      We caution the reader that the following business risks and those risks described elsewhere in this report and in our other Securities and Exchange Commission, or SEC, filings, could cause our actual results to differ materially from expectations stated in our forward-looking statements.

Risks Related to Our Industry

Changes in laws or regulations or in governmental policies could limit the sources and amounts of our revenues, increase our costs of doing business, decrease our profitability and materially and adversely affect our business.
      Our business is subject to extensive regulation in the United States, primarily at the federal level, including regulation by the SEC under the Investment Company Act of 1940, as amended, and the Investment Advisers Act of 1940, as amended, by the Department of Labor under the Employee Retirement Income Security Act of 1974, as amended, or ERISA, as well as regulation by the National Association of Securities Dealers, Inc., or NASD, and state regulators. The mutual funds managed by Calamos Advisors are registered with the SEC as investment companies under the Investment Company Act. The Investment Advisers Act imposes numerous obligations on investment advisors, including record-keeping, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities. The Investment Company Act imposes similar obligations, as well as additional detailed operational requirements, on registered investment companies and investment advisors. Our failure to comply with applicable laws or regulations could result in fines, censure, suspensions of personnel or other sanctions, including revocation of our registration as an investment advisor or broker-dealer. Industry regulations are designed to protect our clients and investors in our funds and other third parties who deal with us and to ensure the integrity of the financial markets. They are not designed to protect our stockholders. Changes in laws or regulations or in governmental policies could limit the sources and amounts of our revenues, increase our costs of doing business, decrease our profitability and materially and adversely affect our business.
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
      The investment management business is highly competitive and has relatively low barriers to entry. To the extent we are forced to compete on the basis of price, we may not be able to maintain our current fee structure. Although our investment management fees vary from product to product, historically we have competed primarily on the performance of our products and not on the level of our investment management fees relative to those of our competitors. In recent years, however, there has been a trend toward lower fees in the investment management industry. In order to maintain our fee structure in a competitive environment, we must be able to continue to provide clients with investment returns and service that make investors willing to pay our fees. In addition, the board of directors of each mutual fund managed by Calamos Advisors must make certain findings as to the reasonableness of its fees. We cannot be assured that we will succeed in providing investment returns and service that will allow us to maintain our current fee structure. Fee reductions on existing or future new business could have an adverse effect on our profit margins and results of operations.

We derive a substantial portion of our revenues from contracts that may be terminated on short notice.
      We derive a substantial portion of our revenues from investment management agreements with mutual funds that, as required by law, are generally terminable by the funds’ board of directors or a vote of the majority of the funds’ outstanding voting securities on not more than 60 days’ written notice. After an initial term, each fund’s investment management agreement must be approved and renewed annually by the independent members of such fund’s board of directors and, in certain cases, by its stockholders, as required by law. These investment management agreements may be terminated for any number of reasons, including investment performance, advisory fee rates and financial market performance, or may not be renewed. If any of these agreements are terminated, we may not be able to replace these agreements on favorable terms. The decrease in revenues that could result from any such termination could have a material adverse effect on our business.

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
      The SEC has adopted a rule that requires registration of many hedge fund managers. Registration under the rule requires hedge fund managers to adopt certain compliance controls in order to ensure compliance with applicable securities laws and permits increased oversight of hedge fund managers by the SEC. Any regulations applicable to hedge funds that may be adopted pursuant to this rule could have a substantial impact on our operations and may adversely affect our hedge fund business and decrease our future income.

A decline in the prices of securities would lead to a decline in our assets under management, revenues and earnings.
      Substantially all of our revenues are determined by the amount of our assets under management. Under our investment advisory contracts with our clients, the investment management fee we receive is typically based on the market value of assets under management. In addition, we receive asset-based distribution and/or service fees with respect to the open-end funds managed by Calamos Advisors over time pursuant to distribution plans adopted under provisions of Rule 12b-1 under the Investment Company Act. Rule 12b-1 fees typically are based on the market value of assets under management and represented approximately 28% of our revenues for the year ended December 31, 2005 and 27% of our revenues for the years ended December 31, 2004 and 2003. Accordingly, a decline in the prices of securities generally may cause our revenues and net income to decline by either causing the value of our assets under management to decrease, which would result in lower investment advisory and Rule 12b-1 fees, or causing our clients to withdraw funds in favor of investments they perceive to offer greater opportunity or lower risk, which would also result in lower fees. The securities markets are highly volatile, and securities prices may increase or decrease for many reasons, including economic and political events and acts of terrorism beyond our control. If a decline in securities prices caused our revenues to decline, it could have a material adverse effect on our earnings.

Catastrophic and unpredictable events could have a material adverse effect on our business.
      A terrorist attack, war, power failure, cyber-attack, natural disaster or other catastrophic or unpredictable event could adversely affect our future revenues, expenses and earnings by: interrupting our normal business operations; sustaining employee casualties, including loss of our key executives; requiring substantial expenditures and expenses to repair, replace and restore normal business operations; and reducing investor confidence.

      We have a disaster recovery plan to address catastrophic and unpredictable events but we cannot be assured that this plan will be sufficient in responding or ameliorating the effects of all disaster scenarios. If our employees or vendors we rely upon for support in a catastrophic event are unable to respond adequately or in a timely manner, we may lose clients resulting in a decrease in assets under management with a material adverse effect on revenues and net income.
Risks Related to Our Business

Control by Calamos family members of a majority of the combined voting power of our common stock may give rise to conflicts of interests.
      As of December 31, 2005, Calamos Family Partners, Inc. and John P. Calamos owned 77% of the membership units in Calamos Holdings LLC and all of our Class B common stock, representing more than 97% of the combined voting power of all classes of our voting stock. Pursuant to the terms of our amended and restated certificate of incorporation, Calamos Family Partners, Inc. retains a majority of the combined voting power of our common stock until the number of outstanding shares of our Class B common stock, plus the number of membership units in Calamos Holdings LLC and shares of our Class A common stock held by holders of our Class B common stock, falls below 15% of the total number of outstanding membership units in Calamos Holdings LLC, at which time all outstanding shares of our Class B common stock automatically will convert into shares of our Class A common stock. Accordingly, as long as Calamos Family Partners, Inc. maintains the requisite ownership interests in our Class B common stock and our Class A common stock and in membership units of Calamos Holdings LLC, Calamos family members and their trusts, through their beneficial ownership of Calamos Family Partners, Inc., will continue to have the ability to elect all of the members of our board of directors and thereby control our management and affairs, including determinations with respect to acquisitions, dispositions, borrowings, issuances of common stock or other securities, and the declaration and payment of dividends on our common stock. In addition, they will continue to be able to determine the outcome of all matters requiring stockholder approval and will continue to be able to cause or prevent a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. The concentration of ownership could deprive our Class A stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately negatively affect the market price of our Class A common stock. As a result of the control exercised by Calamos Family Partners, Inc., none of our agreements with them and other companies controlled by them are deemed to be negotiated on “arm’s length” terms. However, any such agreements since our Initial Public Offering have been approved in accordance with the Conflict of Interests Policy contained in our Amended and Restated Certificate of Incorporation.

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
      The potential investor base for mutual funds and separate accounts is limited, and our ability to distribute mutual funds and access clients for separate accounts is highly dependent on access to the retail distribution systems and client bases of national and regional securities firms, banks, insurance companies, defined contribution plan administrators and other intermediaries, which generally offer competing internally and externally managed investment products. For open-end funds, such intermediaries are paid for their services to fund shareholders, in part, through Rule 12b-1 fees and/or upfront commission payments by us, for which we receive Rule 12b-1 payments in the future. Those future payments allow us to pay or help us recover payments to selling firms. Access to such distribution systems and client bases is substantially dependent upon our ability to charge Rule 12b-1 fees to our funds. To the extent that recent regulatory initiatives prohibit or limit the imposition of Rule 12b-1 or similar fees, our access to these distribution systems and client bases may be foreclosed in the future. To a lesser extent, our institutional separate account business depends on referrals from financial planners and other professional advisors, as well as from our existing clients. We cannot assure you that these channels and client bases will continue to be accessible to us. The inability to have such access could have a material adverse effect on our earnings.
      While we continue to diversify and add new distribution channels for mutual funds and managed accounts, a significant portion of the growth in our assets under management in recent years has been accessed through intermediaries. As of December 31, 2005, substantially all of our assets under management were attributable to accounts that we accessed through third-party intermediaries. These intermediaries generally may terminate their relationships with us on short notice. Loss of any of the distribution channels afforded by these intermediaries, and the inability to access clients through new distribution channels, could decrease our assets under management and adversely affect our results of operations and growth. In addition, in the case of managed accounts offered through intermediaries to their customers, such intermediaries may reduce the fees that they remit to us as part of the arrangements they have with us. For the year ended December 31, 2005, 2004 and 2003, the fees we received from managed accounts through intermediaries were $30.5 million, $28.5 million and $24.1 million, respectively. A substantial reduction in fees received from third-party intermediaries could have a material adverse affect on our business.

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
      As of December 31, 2005, 41% of our assets under management were concentrated in the Calamos Growth Fund, and 43% of our investment management fees were attributable to that fund. As a result, our operating results are particularly exposed to the performance of that fund and our ability to minimize redemptions from and maintain assets under management in that fund. If investors in the Growth Fund decided to withdraw their investments for any reason, including poor investment performance or market conditions under which this investment strategy is out of favor, our revenues from that fund would decline and it could have a material adverse effect on our earnings. Similarly, if our investment management agreement with the Growth Fund were terminated for any reason, the decrease in revenues that would result from any such termination would materially impact our earnings. We cannot assure you that investors will continue to maintain their investments in, and that we will be able to maintain our investment management agreement with, our Growth Fund. We also may close funds and investment strategies to new investors, which could inhibit our growth and could lead to redemptions by existing investors, and could thereby cause a decrease in our revenues.

We are dependent on Calamos Holdings LLC to distribute cash to us in amounts sufficient to pay our tax liabilities and other expenses.
      We are a holding company, and our membership units in Calamos Holdings LLC are our primary asset. We have no significant independent means of generating revenues. Calamos Holdings LLC is treated as a partnership for U.S. federal income tax purposes and, as such, is not itself subject to U.S. federal income tax. Instead, its taxable income is allocated on a pro rata basis to Calamos Asset Management, Inc., Calamos Family Partners, Inc. and John P. Calamos, Sr. Accordingly, we incur income taxes on our proportionate share of any net taxable income of Calamos Holdings LLC, and also incur expenses related to our operations. We caused and in the future intend to cause Calamos Holdings LLC to distribute cash to its members to the extent necessary to cover their tax liabilities, if any. To the extent we need funds to pay such taxes, or for any other purpose, and Calamos Holdings LLC is unable to provide such funds, it could have a material adverse effect on our business, financial condition or results of operations.

We intend to pay regular dividends to our stockholders, but our ability to do so is subject to the discretion of our board of directors and may be limited by our holding company structure and applicable provisions of Delaware law.
      To date, we have paid five quarterly cash dividends and intend to continue to pay dividends on a quarterly basis. Our board of directors may, in its discretion, decrease the level of dividends or discontinue the payment of dividends entirely. In addition, as a holding company, we are dependent upon the ability of Calamos Holdings LLC to generate earnings and cash flows and distribute them to us so that we may pay our obligations and expenses and pay dividends to our stockholders. We caused and expect to cause Calamos Holdings LLC to make distributions to its members, including us. However, the ability of Calamos Holdings LLC to make such distributions is subject to its operating results, cash requirements and financial condition, the applicable laws of the State of Delaware (which may limit the amount of funds available for distribution to its members), its compliance with covenants and financial ratios related to existing or future indebtedness, including its existing Senior Unsecured Notes, and its other agreements with third parties. If, as a consequence of these various limitations and restrictions, we are unable to generate sufficient distributions from our business, we may not be able to make or may have to reduce or eliminate the payment of dividends on our shares.

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

Failure to improve or protect our intellectual property rights may have a material adverse effect on our business.
      We depend upon in-house technology and software across the Company. If we fail to improve, protect or enforce our intellectual property rights or if our Calamos Corporate System software or our software systems do not function properly, we could suffer business disruptions, financial losses, liability to clients and damage to our reputation or be subject to regulatory intervention.

Damage to our reputation could adversely affect our business.
      Through excellent client service, outstanding risk-adjusted investment performance, comprehensive product offerings, superior distribution and a strong brand image, we have developed our reputation. The Calamos name and brand are valuable assets and any damage to either could hamper our ability to attract and retain clients and employees, thereby having a material adverse effect on our revenues and net income. Risks to our reputation may include regulatory inquires and unsubstantiated accusations and managing such matters may be expensive, time consuming and difficult.
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
      We may sell additional shares of Class A common stock in subsequent public offerings. We also may issue additional shares of Class A common stock or convertible debt securities. As of December 31, 2005, we had 23,000,000 outstanding shares of Class A common stock.
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
      Calamos Family Partners, Inc. and John P. Calamos, Sr. are parties to a registration rights agreement with us. Under that agreement, Calamos Family Partners, Inc. and John P. Calamos, Sr. have the right to require us to effect the registration of shares of our Class A common stock that Calamos Family Partners, Inc. or John P. Calamos, Sr. could acquire upon conversion of their Class B common shares or exchange of their membership units in Calamos Holdings LLC.

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

If the Internal Revenue Service disallows all or any portion of the tax amortization deduction allocated to the company in association with the section 754 election made by Calamos Holdings LLC, the action could have a material adverse effect on our business.
      Calamos Holdings LLC made an election under section 754 of the Internal Revenue Code of 1986, as amended (a “section 754 election”). As a result of the section 754 election, Calamos Holdings LLC increased the company’s proportionate share of the tax basis of the assets of Calamos Holdings LLC to reflect the purchase price paid by the company for its interest in Calamos Holdings LLC. For federal income tax purposes, Calamos Holdings LLC is treated as a partnership and, based upon a third party valuation, its primary intangible assets include investment management contracts and distribution agreements. Based on an opinion of counsel, these types of customer-based intangibles should be amortizable intangibles for federal income tax purposes. Therefore, Calamos Holdings LLC allocated increased tax amortization deductions to the company, which reduced the company’s share of taxable income. However, if the Internal Revenue Service were to disallow all or any portion of the tax amortization deductions allocated to the company, based on the valuation or allocation or purchase price related to the section 754 election, this action could have a material adverse effect on our business.
Item 1B.     Unresolved Staff Comments
      The company did not receive written comments from the Commission staff during 2005.

Item 2.	Properties
      Our principal executive offices are located at 2020 Calamos Court, Naperville, Illinois 60563, where we occupy approximately 149,000 square feet of space under lease agreements with subsidiaries of Calamos Property Holdings LLC, which is owned by the stockholders of Calamos Family Partners, Inc. We have approximately 15,000 square feet of additional office space at a different location in Naperville, Illinois under a separate lease agreement with a subsidiary of Calamos Property Holdings LLC.

Item 3.	Legal Proceedings
      In the normal course of business, we may be subject to various legal proceedings from time to time. Currently, there are no material legal proceedings pending against us.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2005.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      Our Class A common stock ($0.01 par value) has traded on the Nasdaq National Market under the symbol “CLMS” since our initial public offering on October 28, 2004. Before October 28, 2004, there was no public market for our Class A common stock. There is no public market for our Class B common stock ($0.01 par value).
      The high and low trade price information for Class A common stock and dividends per share for each class of common stock were:

	Market Price Range

					Cash Dividends
	2005		2004		per Share

	High	Low	High	Low	2005	2004

First Quarter	$31.40	$23.01	N/A	N/A	$0.07	N/A
Second Quarter	$28.74	$20.55	N/A	N/A	$0.07	N/A
Third Quarter	$29.97	$23.23	N/A	N/A	$0.07	N/A
Fourth Quarter	$32.81	$23.42	$28.35	$18.00	$0.09	$0.07
      On February 21, 2006, there were approximately 59 holders of record of our outstanding Class A common stock and one holder of record of our outstanding Class B common stock. With respect to our Class A common stock, these shares are primarily held in “street name” through brokers.
      Calamos Asset Management, Inc. expects to declare and pay quarterly cash dividends during 2006.
Equity Compensation Plan Information

Number of Securities
Remaining Available
for Future Issuance
	Number of Securities	Weighted-Average	Under Equity
	to be Issued upon	Exercise Price of	Compensation Plans
	Exercise of	Outstanding	(Excluding
	Outstanding Options,	Options, Warrants	Securities Reflected
	Warrants and Rights	and Rights	in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders:
Stock options	1,009,967	$21.35		(1)
Restricted stock units	1,412,438	—		(1)
Equity compensation plans not approved by security holders	—	—	—

Total	2,422,405	$8.89	7,577,595	(1)

(1)	A combined total of 10,000,000 shares of Calamos Asset Management, Inc.’s common stock may be granted under the stock option and restricted stock unit plans.
      We have not repurchased any shares of our common stock since becoming a public company in October 2004.

Item 6.	Selected Financial Data
      The following tables set forth our selected historical consolidated financial and other data, as well as financial and other data for our predecessor, Calamos Family Partners, Inc. as of the dates and for the periods indicated. The selected historical consolidated income statement data for the period January 1, 2004 to November 1, 2004 and for each of the years in the three-year period ended December 31, 2003 and the selected historical consolidated balance sheet data as of December 31, 2003, 2002 and 2001 have been derived from the audited consolidated financial statements of Calamos Family Partners, Inc. (formerly known as Calamos Holdings, Inc.).
      For all periods presented through November 1, 2004, Calamos Family Partners, Inc. operated as an S corporation and was not subject to U.S. federal and certain state income taxes. Beginning November 2, 2004, we have been subject to U.S. federal and certain state and local income taxes applicable to C corporations.
      You should read the following selected historical consolidated financial and other data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the historical consolidated financial statements and related notes, all included elsewhere in this Annual Report on Form 10-K.

				Pro Forma
	Year Ended			Combined	Year Ended December 31,
	December 31,	Nov. 2 to	Jan. 1 to	Year Ended
(in thousands, except per share data)	2005	Dec. 31, 2004	Nov. 1, 2004	2004	2003	2002	2001

			(Predecessor)		(Predecessor)	(Predecessor)	(Predecessor)
Income Statement Data:
Revenues
Investment management fees	$284,951	$41,787	$168,938	$210,725	$109,052	$62,594	$37,578
Distribution and underwriting fees	129,250	19,350	79,578	98,928	53,005	24,883	9,309
Other	3,366	633	1,861	2,494	328	363	454

Total revenues	417,567	61,770	250,377	312,147	162,385	87,840	47,341
Operating expenses
Employee compensation and benefits	61,029	12,537	53,170	65,707	33,657	28,317	26,117
Distribution expenses	79,446	11,040	39,517	50,557	22,576	7,982	3,634
Amortization of deferred sales commissions	31,431	5,109	24,315	29,424	19,879	11,677	3,272
Marketing and sales promotion	14,266	2,228	16,694	18,922	8,949	6,002	2,210
General and administrative	25,301	2,622	11,445	14,067	8,906	7,849	7,300

Total operating expenses	211,473	33,536	145,141	178,677	93,967	61,827	42,533

Operating income	206,094	28,234	105,236	133,470	68,418	26,013	4,808
Other income (expense), net	5,761	1,016	(1,487)	(471)	25	(899)	(563)

Income before minority interest in Calamos Holdings LLC and income taxes	211,855	29,250	103,749	132,999	68,443	25,114	4,245
Minority interest in Calamos Holdings LLC	163,009	22,609	—	22,609	—	—	—

Income before income tax	48,846	6,641	103,749	110,390	68,443	25,114	4,245
Income taxes	19,624	2,649	1,567	4,216	1,117	383	69

Net income	$29,222	$3,992	$102,182	$106,174	$67,326	$24,731	$4,176

Earnings per share
Basic	$1.27	$0.18	$1.06		$0.70	$0.26	$0.04
Diluted	$1.26	$0.17	$1.06		$0.70	$0.26	$0.04
Weighted average shares outstanding
Basic(1)	23,000,100	22,700,100	96,800,000		96,800,000	96,800,000	96,800,000
Diluted(2)	100,625,824	100,491,409	96,800,000		96,800,000	96,800,000	96,800,000

	As of December 31,

	2005	2004	2003	2002	2001

			(Predecessor)	(Predecessor)	(Predecessor)
Balance Sheet Data (in thousands):
Investment securities	$128,265	$90,444	$9,296	$6,025	$6,443
Investment in partnerships	79,956	60,150	2,806	2,307	1,195
Total assets	665,477	516,452	104,531	57,272	33,218
Long-term debt	150,000	150,000	23,008	10,945	6,866
Total liabilities	205,460	191,342	58,107	32,246	18,894
Minority interests	273,883	166,616	11	10	—
Total stockholders’ equity	186,134	158,494	46,413	25,016	14,324
Assets Under Management (in millions):
Mutual funds	31,898	26,951	14,651	5,712	2,241
Separate accounts	11,907	11,024	9,189	7,180	7,094

Total assets under management	$43,805	$37,975	$23,840	$12,892	$9,335

(1)	Basic shares for the periods to November 2, 2004 reflect the 96,800,000 existing after giving effect to the formation transaction, whereby on October 15, 2004, Calamos Family Partners, Inc. contributed all of its assets and liabilities, including all equity interest in its wholly owned subsidiaries, to Calamos Holdings LLC in exchange for 96,800,000 of the membership units of Calamos Holdings LLC.

(2)	Diluted shares outstanding for 2005 and for the period November 2, 2004 to December 31, 2004 are calculated (a) assuming Calamos Family Partners, Inc. and John P. Calamos, Sr. exchanged all of their membership units in Calamos Holdings LLC for shares of the Company’s Class A common stock on a one-for-one basis and (b) including the effect of outstanding restricted stock unit and option awards. In calculating diluted earnings per share for 2005 and for the period November 2, 2004 to December 31, 2004, the effective tax rates of 40.2% and 39.9%, respectively, were applied to income before minority interest in Calamos Holdings LLC and income taxes.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation
      We provide investment advisory services to institutions and individuals, managing $43.8 billion in client assets at December 31, 2005. We offer our clients a variety of investment products designed to suit their individual investment needs.
Assets Under Management
      Our operating results fluctuate primarily due to changes in the total value and composition of our assets under management. The following table details our assets under management, based on the six types of investment products we offer in the mutual fund and separate account categories, at December 31, 2005, 2004 and 2003.

(in millions)	2005	2004	2003

Mutual Funds
Open-end funds	$25,957	$20,921	$12,130
Closed-end funds	5,941	6,030	2,521

Total mutual funds	31,898	26,951	14,651

Separate Accounts
Institutional accounts	4,169	3,332	2,674
Managed accounts	6,899	7,091	6,241
Private client accounts	748	527	258
Alternative investments	91	74	16

Total separate accounts	11,907	11,024	9,189

Total assets under management	$43,805	$37,975	$23,840

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
      In order to increase our assets under management and expand our business, we must develop and market investment products that suit the individual investment needs of our target clients — investors seeking superior risk-adjusted returns over the long term. The value and composition of our assets under management and our ability to continue to attract clients will depend on a variety of factors, including, among other things:

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
      Open-End Funds. Open-end funds are continually offered and are not listed on an exchange. Open-end funds issue new shares for purchase and redeem shares from those shareholders who sell. The share price for purchases and redemptions of open-end funds is determined by each fund’s net asset value, which is calculated at the end of each business day. Assets under management in open-end funds vary as a result of both market appreciation and depreciation and the level of new purchases or redemptions of shares of a fund. Investment management fees are our principal source of revenue from open-end mutual funds and are derived from assets under management.

      We offer several share classes in each open-end fund to provide investors with alternatives to pay for commissions, distribution and service fees.

•	Class A shares of the open-end funds represented $16.9 billion of our assets under management as of December 31, 2005. These shares provide for a front-end sales charge at the time of investment. The sales charge is equal to a maximum of 4.75% of the amount invested. We retain an underwriting fee representing a portion of this sales charge and pay any remaining amounts to the selling firm, except where we are the broker of record, in which case we retain the entire sales charge. We received underwriting fees of $7.4 million for the year ended December 31, 2005. We receive Rule 12b-1 distribution and service fees on Class A shares at a rate of 0.25% of Class A share assets under management, which is generally offset by a 0.25% fee paid to third-party selling agents. For the year ended December 31, 2005, we received Class A share Rule 12b-1 fees of $37.4 million. For the same period, we made Class A share Rule 12b-1 payments to selling firms of $34.5 million.

•	Class B shares of the open-end funds represented $2.3 billion of our assets under management as of December 31, 2005. Investors in Class B shares do not pay a sales charge at the time of investment; instead, we pay an upfront commission equal to 4.0% of the amount invested directly to the selling firm when the investment is made. This advance payment is capitalized when paid as a deferred sales commission asset. For the year ended December 31, 2005, we made Class B share commission payments to selling firms of $12.9 million. If the investor redeems Class B shares within one year of investment, we receive from the proceeds of the sale a contingent deferred sales charge, often referred to as a CDSC, equal to 5.0% of the lesser of the redemption price or purchase price excluding amounts not subject to the charge. This contingent deferred sales charge generally decreases by 1.0% per year beginning on the first anniversary of the investment and terminates completely after six years of ownership. For the year ended December 31, 2005, we received Class B share CDSC payments of $5.0 million. We receive Rule 12b-1 fees on Class B shares at the rate of 1.0% of Class B share assets under management (consisting of a 0.75% distribution fee and a 0.25% service fee) and record these fees as distribution and underwriting fee revenue. We make Class B share Rule 12b-1 service fee payments to the selling firm at the rate of 0.25% of Class B share assets under management and record these payments as a distribution expense. The Rule 12b-1 fees that we retain help us recover the upfront commissions that we paid to the selling firm. Rule 12b-1 payments continue for eight years, at which point Class B shares automatically convert into Class A shares. For the year ended December 31, 2005, we received Class B share Rule 12b-1 fees of $21.4 million. For the same period, we made Class B share Rule 12b-1 payments to selling firms of $5.3 million.

•	Class C shares of the open-end funds represented $6.4 billion of our assets under management as of December 31, 2005. Investors in Class C shares do not pay a sales charge at the time of investment; instead, we pay an upfront commission equal to 1.0% of the amount invested directly to the selling firm when the investment is made. This advance payment is capitalized when paid as a deferred sales commission asset. For the year ended December 31, 2005, we made Class C share commission payments to selling firms of $15.5 million. If the investor redeems Class C shares within one year of investment, we receive from the proceeds of the sale a CDSC equal to 1.0% of the lesser of the redemption price or purchase price, excluding amounts not subject to the charge. For the year ended December 31, 2005, we received Class C share CDSC payments of $1.0 million. We receive Rule 12b-1 fees on Class C shares at the rate of 1.0% of Class C share assets under management (consisting of a 0.75% distribution fee and a 0.25% service fee) and record these fees as distribution and underwriting fee revenue. We make Class C share Rule 12b-1 distribution and service fee payments to the selling firm beginning in the second year following the sale at the rate of 1.0% of Class C share assets under management and record these payments as a distribution expense. The first year’s Rule 12b-1 fee helps us to recoup the up-front commission we paid to the selling firm. For the year ended December 31, 2005, we received Class C share 12b-1 fees of $56.9 million. For the same period, we made Class C share Rule 12b-1 payments to selling firms of $39.1 million.

•	Class I shares of the open-end funds represented $0.4 billion of our assets under management as of December 31, 2005. These shares do not provide for a load or Rule 12b-1 fees and are generally offered to individual and institutional investors making initial investments of $5 million or more.
      Closed-End Funds. Closed-end funds typically sell a finite number of shares to investors through underwritten public offerings, unlike open-end funds, which continually offer new shares to investors. After the public offerings, investors buy closed-end fund shares from, and sell those shares to, other investors through an exchange or broker-dealer market. All four of the closed-end funds that we manage currently use leverage by issuing preferred securities to increase their total assets. Assets under management in closed-end funds vary due to the amount of assets raised in underwritten public offerings, the amount of leverage utilized and market appreciation or depreciation. Our revenues from closed-end funds are derived from investment management fees on the assets that we manage. In addition, in a typical underwritten public offering, investors are charged a 4.5% commission by the selling firms. We do not receive or pay commissions in connection with sales of closed-end fund shares, although we may pay asset based distribution and service fees, as well as, one-time distribution and service fees to underwriters for underwriting public offerings of closed-end funds.

Separate Accounts
      Separate accounts include institutional accounts, managed accounts, private client accounts and alternative investments. Fund flows into and out of such accounts, which we refer to as purchases and redemptions, affect our level of assets under management. Assets under management from these accounts also vary as a result of market appreciation and depreciation. Our revenues from separate accounts are derived from investment management fees that we charge, including in some cases performance fees. Provided below is a brief differentiation of these accounts:

•	Institutional accounts are separately managed accounts for institutional investors, such as public and private pension funds, public funds and endowment funds, and are offered directly by us and through institutional consultants.

•	Managed accounts are separately managed accounts for individual and institutional investors offered primarily through national and regional broker-dealers. Managed accounts may be structured as investment management agreements between us and the investor directly or between us and the broker-dealer.

•	Private client accounts are separately managed accounts for individual investors offered directly by us.

•	Alternative investments include non-registered investment vehicles, primarily hedge funds, offered directly by us to qualified individual and institutional investors.
Revenues
      Our revenues are substantially comprised of investment management fees earned under contracts with the mutual funds and separate accounts managed by us. The distribution of assets under management among our investment products also will have an impact on our investment management fees, as some products carry different fees than others. Investment management fees may fluctuate based on a number of factors, including the following:

•	total value and composition of our assets under management;

•	market appreciation or depreciation;

•	investment performance relative to benchmarks;

•	level of net purchases and redemptions, which represent the sum of new client assets, additional funding from existing clients, withdrawals of assets from and termination of client accounts and purchases and redemptions of mutual fund shares;

•	recent regulatory initiatives designed to increase the independence of mutual fund directors, as well as recent trends in the investment management industry generally, may result in downward pressure on our investment management fees;

•	a determination by the independent directors of the mutual funds to terminate or significantly alter the funds’ investment management agreements with us; and

•	increased competition.
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

Investment Management Fees
      Investment management fees that we receive from mutual funds for which we act as investment advisor are computed monthly on an average daily net asset basis. Investment management fees that we earn on separate accounts for which we act as investment advisor are computed quarterly, either in advance or in arrears, based on the assets under management balance at the beginning or end of the quarterly period. We recognize the revenues derived from these fees over the period during which we render their investment advisory services. Investment management fees that are calculated on assets at the beginning of the quarter are the actual fees billed to clients and are recorded as unearned income and recognized evenly throughout the quarter.
      We may earn performance fees in addition to investment management fees. A performance fee structure would include both an asset-based fee and a fee based upon the performance of the portfolio. Historically, performance fees have not been a material source of revenues for us. However, in the future, as we offer products that have performance-based fees, including alternative products, we expect performance fees to become a more significant source of revenues.

Distribution and Underwriting Fees
      Distribution and underwriting fees include (1) asset-based distribution and/or service fees received pursuant to Rule 12b-1 plans, (2) front-end sales charges and (3) contingent deferred sales charges.
      Rule 12b-1 distribution and/or service fees are asset-based fees that open-end funds pay us over time pursuant to distribution plans adopted under provisions of Rule 12b-1 under the Investment Company Act. These fees are typically calculated as a percentage of average daily net assets under management in specific share classes of the open-end funds. These fees fluctuate with both the level of average daily net assets under management and the relative mix of assets among share classes. Rule 12b-1 fees are generally offset by distribution and service expenses paid during the period, as well as the amortization of deferred sales commissions that were previously paid by us to third parties.
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

      Contingent deferred sales charges are earned on redemptions of Class B shares within six years of purchase and on redemptions of Class C shares within one year of purchase. Contingent deferred sales charges fluctuate primarily based on the length of the investment in Class B and Class C shares. Waivers of contingent deferred sales charges apply under certain circumstances.

Other Revenues
      Since April 1, 2004, other revenues have consisted, and in future periods are expected to consist, primarily of portfolio accounting fees, which are contractual payments calculated as a percentage of combined assets of the mutual funds for financial accounting services, such as expense accrual and tax calculations. For the year ended December 31, 2005, we received $3.3 million in portfolio accounting fees. The fees were calculated using the average daily assets of the open-end and closed-end.
Operating Expenses
      Our operating expenses, which consist of employee compensation and benefits, distribution expenses, amortization of deferred sales commissions, marketing and sales promotion expenses and general and administrative expenses, may fluctuate due to a number of factors, including the following:

•	variations in the level of total compensation expense due to, among other things, bonuses, changes in our employee count and mix, and competitive factors;

•	changes in distribution expense as a result of fluctuations in mutual fund sales, level of redemptions and market appreciation or depreciation of assets under management;

•	the amount of Rule 12b-1 distribution and/or service fees that we receive, as well as our continued ability to receive those fees in the future, which would affect the amortization expenses associated with the receipt of these fees;

•	changes in the level of our marketing and promotion expenses in response to market conditions, including our efforts to further penetrate our existing distribution channels;

•	expenses and capital costs, such as technology assets, depreciation, amortization, and research and development, incurred to maintain and enhance our administrative and operating services infrastructure;

•	unanticipated costs that may be incurred to protect investor accounts and the goodwill of our clients; and

•	disruptions of services, including those provided by third parties, such as facilities, communications, power, and the mutual fund transfer agent and accounting systems.

Employee Compensation and Benefits
      Our largest operating expense is employee compensation and benefits expense, which includes salaries, deferred and incentive compensation and related benefits costs. Employee compensation and benefits are benchmarked against industry compensation standards. In order to attract and retain qualified personnel, we must maintain competitive employee compensation and benefits. We expect to experience a general rise in employee compensation and benefits expenses over time.
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

Other Operating Expenses
      Other operating expenses include marketing and sales promotion expenses and general and administrative expenses. Marketing and sales promotion expenses generally vary based on the type and level of marketing, educational, sales or other programs in operation and include closed-end fund marketing costs and ongoing and one-time payments to broker-dealers. In addition, as open-end mutual funds that we manage have grown in size and recognition, we have become subject to supplemental compensation payments to third-party selling agents, which are a component of marketing and sales promotion expense. We expect supplemental compensation payments to continue to increase to the extent our funds gain assets and further recognition. In connection with closed-end funds, we make fee payments to certain underwriters for distribution, consulting and/or support services rendered during or after the offering period of each closed-end fund. These fees are based on contractual agreements with various underwriting firms and are either paid over time based on the average daily net assets of such funds or are paid at the close of the offering period based on the amount of assets raised during the offering. General and administrative expenses primarily include occupancy-related costs and professional and business services and generally increase and decrease in relative proportion to the number of employees retained by us and the overall size and scale of our business operations.
Impact of Distribution Activities on Operating Margin
      In order to gather assets under management, we engage in distribution and underwriting activities, principally with respect to our family of open-end mutual funds. Generally accepted accounting principles require that we present distribution fees earned by us as revenues and distribution fees paid to selling brokers and the amortization of deferred sales commissions as expenses in the statement of income. However, when analyzing our business, we net the result of these distribution activities as they are typically a result of a single open-end mutual fund share purchase. Hence, the result of presenting this information in accordance with generally accepted accounting principles is a reduction to our overall operating margin, as the margin on distribution activities is generally lower than the margins on the remainder of our business. The following table summarizes the net distribution fee margin for the year ended December 31, 2005:

2005

Distribution and underwriting fees	$129,250
Distribution and underwriting expense	(79,446)
Amortization of deferred sales commissions	(31,431)

Net distribution fees	$18,373
Net distribution fee margin	14%

Other Income (Expense), Net
      Other income (expense), net represents net investment gains or losses from a portion of our investment portfolio and from the limited partnerships that we consolidate, net of minority interest in those partnerships, as well as dividends and net interest income or expense. Historically, other income (expense), net has not been a material portion of our pre-tax earnings. However, as we continue to invest a significant portion of our operating cash inflow into income generating securities, we expect that the impact of other income (expense), net will continue to be more significant in future periods. For more information on our liquidity and capital resources, see “— Liquidity and Capital Resources.”
Minority Interest
      As sole manager of Calamos Holdings LLC, we consolidate the financial results of Calamos Holdings LLC with ours. In light of Calamos Family Partners, Inc.’s and John P. Calamos, Sr.’s 77% aggregate ownership interest in Calamos Holdings LLC as of December 31, 2005 and 2004, we reflect their ownership as a minority interest in our consolidated statements of financial condition and consolidated statements of income. Our historical results are those of Calamos Family Partners, Inc., as our predecessor company. As a result, our income before income taxes, after excluding Calamos Family Partners, Inc.’s and John P. Calamos, Sr.’s minority interest, represent approximately 23% of Calamos Holdings LLC’s net income, and similarly, outstanding shares of our Class A common stock represent 23% of the outstanding membership units of Calamos Holdings LLC. Beginning in 2005, income before minority interest in Calamos Holdings LLC and income taxes includes investment income earned on cash and cash equivalents held solely by Calamos Asset Management, Inc. (CAM) during the same period. This investment income is not reduced by any minority interest; therefore, the resulting minority interest is less than 77% for the year ended December 31, 2005. We expect that as we continue to generate and invest cash held solely by CAM, the minority interest will continue to decline as a percentage of income before minority interest in Calamos Holdings LLC and income taxes.
      Calamos Partners LLC is the general partner of Calamos Equity Opportunities Fund LP, an unregistered investment partnership, and at December 31, 2005, we and our affiliates had 41.9% and 52.2% interests in this partnership, respectively (94.1% combined). As of December 31, 2004, we and our affiliates had 45.5% and 54.5% interests in this partnership, respectively (100.0% combined). During 2005 and 2004, we consolidated the financial results of this partnership. The combined interests of the investments in the partnership not owned by us are presented as minority interest in partnership investments in our financial statements. We consolidate the financial results of this partnership into our results. As partnerships are created to launch new products, we as well as our affiliates may invest in these entities, and these partnerships may be required to be consolidated into our results as well.
Income Taxes
      Prior to our initial public offering, Calamos Family Partners, Inc. elected to be taxed as an S corporation under the Internal Revenue Code; therefore, the income and expenses of Calamos Family Partners, Inc. were included in the income tax returns of its stockholders. Calamos Family Partners, Inc. was subject only to Illinois replacement tax and other state taxes, resulting in an effective tax rate of 1.5%. Beginning November 2, 2004, we have been subject to income taxes applicable to C corporations. We have determined our effective tax rate to be 40.2% for the year ended December 31, 2005 and 39.9% for the period November 2, 2004 through December 31, 2004.
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

      In accordance with our amended and restated certificate of incorporation and the amended and restated limited liability company agreement pursuant to which Calamos Holdings LLC is governed, the net cash proceeds received by us from any future issuance of shares of Class A common stock, including upon the exercise or conversion of options or restricted stock units granted under our incentive compensation plan, will be concurrently transferred to Calamos Holdings LLC in exchange for newly issued membership units equal in number to such number of shares of Class A common stock issued by us. The number of outstanding membership units owned by us will, therefore, equal the number of outstanding shares of our Class A common stock at all times. As a result, the amount of dilution that existing Class A common stockholders will experience with regard to their equity interest in Calamos Holdings LLC resulting from the issuance of additional shares of our Class A common stock will not be adversely affected by our holding company structure.
Recent Developments in the Regulation of the Mutual Fund Industry
      There have been significant developments in the regulation of the mutual fund industry in response to improprieties that have recently been discovered in the industry. We are uncertain as to the implementation of new rules and requirements and the impact these rules and requirements may have on our business and expenses. For additional information about the regulations applicable to our business, see “Regulatory Environment.”
Operating Results

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
      Prior to our initial public offering of Class A common stock, our business was conducted by Calamos Family Partners, Inc., wholly owned by members of the Calamos family and Calamos family trusts. In October 2004, Calamos Family Partners, Inc. established Calamos Holdings LLC to be the direct owner and operator of its business. On November 2, 2004, we closed our initial public offering of Class A common stock and used some of the proceeds to acquire membership units in Calamos Holdings LLC. In connection with our initial acquisition of membership units, we became the sole manager of Calamos Holdings LLC and began conducting the business previously conducted by Calamos Family Partners, Inc.
      Accordingly, the results for the periods from January 1, 2004 through November 1, 2004 presented below reflect the operations for Calamos Family Partners, Inc. and its subsidiaries (Predecessor). Results for the periods from November 2, 2004 through December 31, 2005 reflect the results of operations for Calamos Asset Management, Inc. We believe that the pro forma combined results for the twelve months ending

December 31, 2004 provide a more meaningful basis for period-to-period comparisons of our results. Therefore, we have combined the periods in the table below:

		November 2 to	January 1 to	Pro Forma
		December 31,	November 1,	Combined
(in thousands except share data)	2005	2004	2004	2004

			(Predecessor)
Revenues:
Investment management fees	$284,951	$41,787	$168,938	$210,725
Distribution and underwriting fees	129,250	19,350	79,578	98,928
Other	3,366	633	1,861	2,494

Total revenues	417,567	61,770	250,377	312,147

Expenses:
Employee compensation and benefits	61,029	12,537	53,170	65,707
Distribution and underwriting expenses	79,446	11,040	39,517	50,557
Amortization of deferred sales commissions	31,431	5,109	24,315	29,424
Marketing and sales promotion	14,266	2,228	16,694	18,922
General and administrative	25,301	2,622	11,445	14,067

Total expenses	211,473	33,536	145,141	178,677

Operating Income	206,094	28,234	105,236	133,470

Other income (expense):
Interest expense	(8,142)	(1,339)	(4,627)	(5,966)
Investment income and other income	19,064	3,677	3,140	6,817
Minority interest in partnership investments	(5,161)	(1,322)	—	(1,322)

Total other income (expense), net	5,761	1,016	(1,487)	(471)

Income before minority interest in Calamos Holdings LLC and income taxes	211,855	29,250	103,749	132,999

Minority interest in Calamos Holdings LLC	163,009	22,609	—	22,609

Income before income taxes	48,846	6,641	103,749	110,390
Income taxes	19,624	2,649	1,567	4,216

Net income	$29,222	$3,992	$102,182	$106,174

Earnings per share
Basic	$1.27	$0.18	$1.06
Diluted	$1.26	$0.17	$1.06
Weighted average shares outstanding
Basic	23,000,100	22,700,100	96,800,000
Diluted	100,625,824	100,491,409	96,800,000

Assets Under Management
      Assets under management increased by $5.8 billion, or 15%, to $43.8 billion at December 31, 2005 from $38.0 billion at December 31, 2004. At December 31, 2005, our assets under management consisted of 73%

mutual funds and 27% separate accounts, as compared to 71% mutual funds and 29% separate accounts at December 31, 2004.

	Year Ended
	December 31,		Change

(in millions)	2005	2004	Amount	Percent

Mutual Funds
Beginning assets under management	$26,951	$14,651	$12,300	84%
Net purchases	3,403	9,776	(6,373)	65%
Market appreciation	1,544	2,524	(980)	39%

Ending assets under management	31,898	26,951	4,947	18%

Average assets under management	28,743	20,850	7,893	38%

Separate Accounts
Beginning assets under management	11,024	9,189	1,835	20%
Net purchases	230	804	(574)	71%
Market appreciation	653	1,031	(378)	37%

Ending assets under management	11,907	11,024	883	8%

Average assets under management	11,230	9,857	1,373	14%

Total Assets Under Management
Beginning assets under management	37,975	23,840	14,135	59%
Net purchases	3,633	10,580	(6,947)	66%
Market appreciation	2,197	3,555	(1,358)	38%

Ending assets under management	43,805	37,975	5,830	15%

Average assets under management	$39,973	$30,707	$9,266	30%

      Mutual fund net purchases were $3.4 billion in 2005 compared to $9.8 billion in the prior year. The decrease in mutual fund net purchases was primarily attributable to a $3.3 billion closed-end fund offering during 2004 that did not recur and to a $1.9 billion increase in redemptions, which have increased with the growth in assets under management. Because closed-end funds do not continually offer new shares to investors, net purchases of closed-end funds are entirely dependent on our ability to consummate closed-end fund offerings. Market demand for closed-end fund offerings is difficult to predict. We intend to monitor the market and pursue opportunities as they present themselves and when doing so would be consistent with our business strategy. For example, we launched the Calamos Global Total Return Fund in the fourth quarter of 2005 and raised approximately $115 million in assets under management. Separate accounts net purchases decreased to $230 million in 2005 from $804 million in 2004, largely driven by managed account outflows in our convertible strategies, which remain closed to new investors.

Revenues
      Total revenues increased by $105.4 million, or 34%, to $417.6 for the year ended December 31, 2005 from $312.1 million for the prior year. The increase was primarily due to higher investment management fees and distribution and underwriting fees.

			Change

(in thousands)	2005	2004	Amount	Percent

Investment management fees	$284,951	$210,725	$74,226	35%
Distribution and underwriting fees	129,250	98,928	30,322	31%
Other	3,366	2,494	872	35%

Total revenues	$417,567	$312,147	$105,420	34%

      Compared to the prior year, investment management fees increased 35% in 2005 primarily due to a $9.3 billion increase in average assets under management. The overall growth in investment management fees was due primarily to an increase in fees from mutual funds, which increased to $224.4 million in 2005 from $162.7 million in the prior year. Open-end fund investment management fees increased to $174.4 million for the year ended December 31, 2005 from $123.3 million for the prior year, primarily due to increases in open-end fund average assets under management of $6.8 billion for 2005 compared to the prior year. Closed-end fund investment management fees increased to $50.0 million for the year ended December 31, 2005 from $39.4 million in the prior year as a result of increases in closed-end fund average assets under management of $1.1 billion in 2005 when compared to the prior year. Investment management fees from our separately managed accounts increased to $60.6 million from $48.0 million, driven by the shift to equity strategies within these accounts and by the increase in average assets under management. Investment management fees as a percentage of assets under management were 0.71% and 0.69% for the years ended December 31, 2005 and 2004, respectively, representing the continued shift of assets from our convertible strategies to our equity strategies, which generally carry higher fees.
      Distribution and underwriting fees increased to $129.3 million for the year ended December 31, 2005 from $98.9 million in the prior year, primarily due to increases in open-end fund average assets under management of $6.8 billion for 2005 compared to the prior year.

Operating Expenses
      Operating expenses increased to $211.5 million for the year ended December 31, 2005 from $178.7 million for the prior year. This increase was mostly due to higher distribution expenses.

			Change

(in thousands)	2005	2004	Amount	Percent

Employee compensation and benefits	$61,029	$65,707	$(4,678)	7%
Distribution expense	79,446	50,557	28,889	57%
Amortization of deferred sales commissions	31,431	29,424	2,007	7%
Marketing and sales promotion	14,266	18,922	(4,656)	25%
General and administrative	25,301	14,067	11,234	80%

Total operating expenses	$211,473	$178,677	$32,796	18%

      Employee compensation and benefits expense decreased by $4.7 million for the year ended December 31, 2005 when compared to the prior year, largely resulting from the decrease of $5.7 million in expense attributable to our equity compensation. The decrease in equity compensation expense was primarily driven by the conversion of liability-based compensation programs that fluctuated with the enterprise value to our equity-based programs that are accounted for using the fair value provisions that are fixed at the date of grant. This decrease was partially offset by an increase in incentive-based compensation as a result of our performance. We do not anticipate large fluctuations in our equity compensation expense in the future, except as it relates to new award issuances; however, we expect the level of overall employee compensation and benefits expense will increase in future periods due to changes in staffing levels to support the growth and expansion of our business. Current compensation expense levels are also expected to increase due to merit increases for our existing staff but may vary due to compensation based on our performance.
      Distribution expense increased by $28.9 million to $79.4 million for 2005 when compared to the prior year, primarily due to an increase of $16.4 million resulting from the growth in the Class C share assets older than one year and due to an increase of $12.9 million resulting from the growth of average open-end fund assets under management. Class C share assets do not generate distribution expense in the first year following their sale because we retain the Rule 12b-1 fees during that first year to offset the upfront commissions that we pay, but they do generate a distribution expense in subsequent years as we pay the Rule 12b-1 fees to the selling firms. Although the Rule 12b-1 fee rates that we paid to broker-dealers and other intermediaries in 2005 did not change from the rates paid in the prior year, we expect distribution expense to increase to the extent our open-end mutual fund assets under management continue to grow.
      Marketing and sales promotion expense decreased to $14.3 million for the year ended December 31, 2005 from $18.9 million in the prior year, primarily due to a $6.0 million one-time fee paid to underwriters of a closed-end fund offering that we incurred during 2004, partially offset by increases in supplemental compensation payments to third party selling agents. As open-end mutual funds that we manage have grown in size and recognition, we have become subject to supplemental compensation payments to third-party selling agents. We expect supplemental compensation payments to continue to increase to the extent our funds gain assets and further recognition.
      General and administrative expense increased by $11.2 million for the year ended December 31, 2005 from $14.1 million in the prior year. We began making lease payments on our new headquarters in April 2005 in addition to making lease payments and other occupancy-related payments on our two other office facilities, which increased occupancy costs by $3.6 million for the year ended December 31, 2005. Maintaining two headquarters for the second and third quarters resulted in duplicative rent and non-recurring expenses of approximately $1.7 million. Additionally, for the year ended December 31, 2005, professional services expense increased $3.1 million and depreciation expense increased $3.2 million, respectively. The increases in professional services expense were primarily due to incremental costs incurred as a public company, including Sarbanes-Oxley compliance costs and higher fees related to legal and compliance, audit services and tax preparation. The increases in depreciation expense were primarily due to the depreciation of new leasehold improvements in connection with the move to our new headquarters, while $0.4 million of the increase in depreciation expense for 2005 was due to the shortening of depreciable lives of leasehold improvements in our previous headquarters caused by the move into our new headquarters. Because our move occurred in the last half of the year, we expect that our depreciation expense in the future will increase to reflect the full-year benefit provided by our new improvements.

Income Taxes
      During the period from January 1, 2004 to November 1, 2004, our business was operated as an S corporation under the Internal Revenue Code. As a result, our effective tax rate for this period was 1.5%, while our effective tax rate for the period from November 2, 2004 to December 31, 2004 and for the year ended December 31, 2005 was 39.9% and 40.2%, respectively.

Other Income (Expense), Net
      Other income (expense), net was a net income of $5.8 million for the year ended December 31, 2005 as compared to a net expense of approximately $471,000 for the prior year.

			Change

(in thousands)	2005	2004	Amount	Percent

Interest expense	$(8,142)	$(5,966)	$(2,176)	36%
Investment and other income	19,064	6,817	12,247	180%
Minority interest in investment in partnership	(5,161)	(1,322)	(3,839)	290%

Total other income (expense), net	$5,761	$(471)	$6,232	*

*	Not meaningful.
      The $2.2 million increase in interest expense for the year ended December 31, 2005 compared to the prior year was primarily due to a full 12 months of interest expense on the $150.0 million aggregate principal Senior Unsecured Notes, which were issued in April 2004. Investment and other income increased by $12.2 million primarily due to $7.7 million market appreciation and $4.6 million of interest and dividend income. The increase in minority interest in investment in partnerships corresponds with the increase in market appreciation of the consolidated investment in partnerships.

Net Income
      We believe that the pro forma results provide a more meaningful basis for period-to-period comparisons of our results for the year ended December 31, 2005 and 2004. The pro forma results for the year ended

December 31, 2004 below give effect to the Real Estate Distribution, the Formation Transaction and the consummation of our initial public offering, as described in the Notes to Pro Forma Adjustments.

					Pro Forma
		Nov. 2 to	Jan. 1 to		Combined	Pro Forma		Pro Forma
(in thousands, except share data)	2005	Dec. 31, 2004	Nov. 1, 2004		2004	Adjustments		2004

			(Predecessor)
Revenues	$417,567	$61,770	$250,377		$312,147	$(157	)(1)	$311,990
Expenses	211,473	33,536	145,141		178,677	(8	)(1)	178,669

Operating income	206,094	28,234	105,236		133,470	(149)		133,321
Total other income (expense), net	5,761	1,016	(1,487)		(471)	(1,808	)(1)	(2,279)

Income before minority interest in Calamos Holdings LLC and income taxes	211,855	29,250	103,749		132,999	(1,957)		131,042
Minority interest in Calamos Holdings LLC	163,009	22,609	—		22,609	78,293	(2)	100,902

Income before income taxes	48,846	6,641	103,749		110,390	(80,250)		30,140
Income taxes	19,624	2,649	1,567		4,216	7,805	(3)	12,021

Net income	$29,222	$3,992	$102,182		$106,174	$(88,055)		$18,119

Earnings per share, basic	$1.27	$0.18	$1.06					$0.79

Weighted average shares outstanding, basic	23,000,100	22,700,100	96,800,000	(4)				23,000,100	(5)

Calculation of earnings per share, diluted, assuming exchange of membership units:
Income before minority interest and income taxes	211,855	29,250						131,042
Impact of income taxes(6)	85,102	11,668						52,273

Earnings available to common shareholders	126,753	17,582						78,769

Earnings per share, diluted	$1.26	$0.17	$1.06					$0.79

Weighted average shares outstanding, diluted(7)	100,625,824	100,491,409	96,800,000					100,080,642

Notes to Pro Forma Adjustments:

(1)	Represents the adjustment related to the Real Estate Distribution, whereby Calamos Family Partners, Inc. (formerly known as Calamos Holdings Inc.), distributed its interest in all of its owned real estate assets to its stockholders, who contributed those assets to a new limited liability company. This adjustment is presented based on actual amounts recorded during the periods presented.

(2)	Represents an adjustment to increase Calamos Asset Management, Inc.’s minority interest allocation in Calamos Holdings LLC to 77.0%. Minority interest was determined by multiplying the income before minority interest in Calamos Holdings LLC and income taxes by Calamos Family Partners, Inc.’s and John P. Calamos, Sr.’s 77.0% aggregate ownership. The minority interest adjustment is presented based on the income for the periods presented.

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

(4)	Represents the adjustment related to the Formation Transaction, whereby on October 15, 2004, Calamos Family Partners, Inc. contributed all of its assets and liabilities, including, among other things, all equity interests in its wholly owned subsidiaries, to Calamos Holdings LLC in exchange for 96.8 million membership units of Calamos Holdings LLC.

(5)	Reflects 23.0 million shares of Class A common stock, which represents 23.0% of Calamos Holdings LLC. In addition to shares of Class A common stock, there are 100 shares of Class B common stock outstanding.

(6)	In calculating diluted earnings per share, the effective tax rates for the years ended December 31, 2005 and 2004 of 40.2% and 39.9%, respectively, were applied to income before minority interest and income taxes.

(7)	Diluted shares outstanding for each period presented represent the weighted average Class A common stock after giving effect to the offering as of the beginning of 2004. The diluted shares outstanding are calculated: (a) including the effect of outstanding restricted stock unit and option awards and (b) assuming Calamos Family Partners, Inc. and John P. Calamos, Sr. exchanged all of their membership units in Calamos Holdings LLC for, and converted all outstanding shares of our Class B common stock into, shares of our Class A common stock, in each case on a one-for-one basis.
      Net income totaled $29.2 million for the year ended December 31, 2005 compared to pro forma net income of $18.1 million for the prior year, an increase of 61%.

			Change
		Pro Forma
(in thousands)	2005	2004	Amount	Percent

Total revenues	$417,567	$311,990	$105,577	34%
Total operating expenses	211,473	178,669	32,804	18%

Operating income	206,094	133,321	72,773	55%
Other income (expense), net	5,761	(2,279)	8,040	*
Minority interest	163,009	100,902	62,107	62%
Income taxes	19,624	12,021	7,603	63%

Net income	$29,222	$18,119	$11,103	61%

*	Not meaningful.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
      Results for the period from January 1, 2004 through November 1, 2004 reflect the operations for Calamos Family Partners, Inc. and its subsidiaries (Predecessor). Results for the periods from November 2, 2004 through December 31, 2005 reflect the results of operations for Calamos Asset Management, Inc. We believe that the pro forma combined results of these two periods provide a more meaningful basis for period-to-period comparisons of our results. Therefore, we have combined the periods in the table below.

	Pro Forma	November 2 to	January 1 to
	Combined	December 31,	November 1,
(in thousands except share data)	2004	2004	2004	2003

			(Predecessor)	(Predecessor)
Revenues:
Investment management fees	$210,725	$41,787	$168,938	$109,052
Distribution and underwriting fees	98,928	19,350	79,578	53,005
Other	2,494	633	1,861	328

Total revenues	312,147	61,770	250,377	162,385

Expenses:
Employee compensation and benefits	65,707	12,537	53,170	33,657
Distribution and underwriting expenses	50,557	11,040	39,517	22,576
Amortization of deferred sales commissions	29,424	5,109	24,315	19,879
Marketing and sales promotion	18,922	2,228	16,694	8,949
General and administrative	14,067	2,622	11,445	8,906

Total expenses	178,677	33,536	145,141	93,967

Operating income	133,470	28,234	105,236	68,418

Other income (expense):
Interest expense	(5,966)	(1,339)	(4,627)	(999)
Investment income and other income	6,817	3,677	3,140	1,024
Minority interest in partnership investments	(1,322)	(1,322)	—	—

Total other income (expense), net	(471)	1,016	(1,487)	25

Income before minority interest in Calamos Holdings LLC and income taxes	132,999	29,250	103,749	68,443
Minority interest in Calamos Holdings LLC	22,609	22,609	—	—

Income before income taxes	110,390	6,641	103,749	68,443
Income taxes	4,216	2,649	1,567	1,117

Net income	$106,174	$3,992	$102,182	$67,326

Earnings per share
Basic		$0.18	$1.06	$0.70
Diluted		$0.17	$1.06	$0.70
Weighted average shares outstanding
Basic		22,700,100	96,800,000	96,800,000
Diluted		100,491,409	96,800,000	96,800,000

Assets Under Management
      Assets under management increased by $14.1 billion, or 59%, to $38.0 billion at December 31, 2004 from $23.8 billion at December 31, 2003. At December 31, 2004, our assets under management consisted of 71%

mutual funds and 29% separate accounts, as compared to 61% mutual funds and 39% separate accounts at December 31, 2003.

	Year Ended
	December 31,		Change

(in millions)	2004	2003	Amount	Percent

Mutual Funds
Beginning assets under management	$14,651	$5,712	$8,939	156%
Net purchases	9,776	6,556	3,220	49%
Market appreciation	2,524	2,383	141	6%

Ending assets under management	26,951	14,651	12,300	84%

Average assets under management	20,850	9,752	11,098	114%

Separate Accounts
Beginning assets under management	9,189	7,180	2,009	28%
Net purchases	804	475	329	69%
Market appreciation	1,031	1,534	(503)	33%

Ending assets under management	11,024	9,189	1,835	20%

Average assets under management	9,857	8,085	1,772	22%

Total Assets Under Management
Beginning assets under management	23,840	12,892	10,948	85%
Net purchases	10,580	7,031	3,549	50%
Market appreciation	3,555	3,917	(362)	9%

Ending assets under management	37,975	23,840	14,135	59%

Average assets under management	$30,707	$17,837	$12,870	72%

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

			Change

(in thousands)	2004	2003	Amount	Percent

Investment management fees	$210,725	109,052	$101,673	93%
Distribution and underwriting fees	98,928	53,005	45,923	87%
Other	2,494	328	2,166	660%

Total revenues	$312,147	$162,385	$149,762	92%

      Investment management fees increased by $101.7 million, or 93%, to $210.7 million for the year ended December 31, 2004 from $109.0 million for the prior year as a result of a $12.9 billion increase in average assets under management. The overall growth in investment management fees was due primarily to an increase in mutual fund investment management fees, which increased to $162.7 million for the year ended December 31, 2004 from $72.1 million for the prior year. Open-end fund investment management fees increased to $123.3 million for the year ended December 31, 2004 from $61.9 million for the prior year as a result of an increase in open-end fund average assets under management of $7.9 billion. Closed-end fund investment management fees increased to $39.4 million for the year ended December 31, 2004 from $10.2 million for the prior year as a result of an increase in closed-end fund average assets under management of $3.2 billion. Investment management fees as a percentage of average assets under management increased to an annualized rate of 0.69% at December 31, 2004 from an annualized rate of 0.61% at December 31, 2003 as the mutual fund assets under management, which generally carry higher investment management fees than our separate accounts, increased as a percentage of our total assets under management.
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

			Change

(in thousands)	2004	2003	Amount	Percent

Employee compensation and benefits	$65,707	$33,657	$32,050	95%
Distribution expense	50,557	22,576	27,981	124%
Amortization of deferred sales commissions	29,424	19,879	9,545	48%
Marketing and sales promotion	18,922	8,949	9,973	111%
General and administrative	14,067	8,906	5,161	58%

Total operating expenses	$178,677	$93,967	$84,710	90%

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

Other Income (Expense), Net
      Other income (expense), net was a net expense of approximately $471,000 for the year ended December 31, 2004 as compared to a net income of approximately $25,000 for the year ended December 31, 2003.

			Change

(in thousands)	2004	2003	Amount	Percent

Interest expense	$(5,966)	$(999)	$(4,967)	497%
Investment and other income	6,817	1,024	5,793	566%
Minority interest in partnership investments	(1,322)	—	(1,322)	*

Total other income (expense), net	$(471)	$25	$(496)	*

*	Not meaningful.
      The $5.0 million increase in interest expense was primarily due to our repayment in April 2004 of $25.8 million of outstanding debt, which carried a LIBOR-based variable rate and issuance of $150.0 aggregate principal amount of Senior Unsecured Notes due 2011 with a fixed rate of 5.24%. Investment and other income increased by $5.8 million, primarily due to $4.4 million of market appreciation and $1.4 million of interest and dividend income. The increase in minority interest in partnership investments was due to the consolidation of Calamos Equity Opportunities Fund LP in 2004.

Net Income
      We believe that pro forma combined results provide a more meaningful representation of our performance for the 12 months ended December 31, 2004. The pro forma results for the year end December 31, 2004 below give effect to the Real Estate Distribution, the Formation Transaction and the consummation of our initial public offering.

			Pro Forma
	Nov. 2 to	Jan. 1 to	Combined	Pro Forma	Pro Forma
(in thousands except share data)	Dec. 31, 2004	Nov. 1, 2004	2004	Adjustments	2004

		(Predecessor)
Total revenues(1)	$61,770	$250,377	$312,147	$(157)	$311,990
Total expenses(1)	33,536	145,141	178,677	(8)	178,669

Operating income	28,234	105,236	133,470	(149)	133,321
Total other income (expense), net(1)	1,016	(1,487)	(471)	(1,808)	(2,279)

Income before minority interest in Calamos Holdings LLC and income taxes	29,250	103,749	132,999	(1,957)	131,042
Minority interest in Calamos Holdings LLC(2)	22,609	—	22,609	78,293	100,902

Income before income taxes	6,641	103,749	110,390	(80,250)	30,140
Income taxes(3)	2,649	1,567	4,216	7,805	12,021

Net income	$3,992	$102,182	$106,174	$(88,055)	$18,119

Earnings per share, basic	$0.18	$1.06			$0.79

Weighted average shares outstanding, basic(4)	22,700,100	96,800,000			23,000,100

Calculation of pro forma earnings per share, diluted, assuming exchange of membership units:
Income before minority interest in Calamos Holdings LLC and income taxes	$29,250				$131,042
Impact of income taxes(5)	11,668				52,273

Earnings available to common shareholders	$17,582				$78,769

Earnings per share, diluted	$0.17	$1.06			$0.79

Weighted average shares outstanding, diluted(6)	100,491,409	96,800,000			100,080,642

Notes to Pro Forma Adjustments:

(1)	Represents the adjustment related to the Real Estate Distribution, whereby Calamos Family Partners, Inc. (formerly known as Calamos Holdings Inc.), distributed its interest in all of its owned real estate assets to its stockholders, who contributed those assets to a new limited liability company. This adjustment is presented based on actual amounts recorded during the periods presented.

(2)	Represents an adjustment to increase Calamos Asset Management, Inc.’s minority interest allocation in Calamos Holdings LLC to 77.0%. Minority interest was determined by multiplying the income before minority interest in Calamos Holdings LLC and income taxes by Calamos Family Partners, Inc.’s and John P. Calamos, Sr.’s 77.0% aggregate ownership. The minority interest adjustment is presented based on the income for the periods presented.

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

(4)	Represents 23,000,000 shares of Class A common stock, which represents 23.0% of Calamos Holdings LLC shares after the offering. In addition to shares of Class A common stock, there are 100 shares of Class B common stock outstanding.

(5)	In calculating diluted earnings per share, the effective tax rates for the year ended December 31, 2004 of 39.9% was applied to income before minority interest and income taxes.

(6)	Diluted shares outstanding for each period presented represent our weighted average Class A common stock after giving effect to the offering as of the beginning of each period presented. The diluted shares outstanding are calculated: (a) including the effect of outstanding restricted stock unit and option awards and (b) assuming Calamos Family Partners, Inc. and John P. Calamos, Sr. exchanged all of their membership units in Calamos Holdings LLC for, and converted all outstanding shares of our Class B common stock into, shares of our Class A common stock, in each case on a one-for-one basis. In calculating diluted earnings per share an effective tax rate of 39.9% was applied to income before minority interest and income taxes.
      Comparing pro forma net income for 2004 with net income for 2003 is not meaningful due to different tax treatments for these two periods. The reorganization and change in ownership made the company subject to additional income taxes for the period November 2, 2004 through December 31, 2004 that did not apply to 2003. For comparability purposes, the pro forma combined results for the year ended December 31, 2004 below do not give effect to the Real Estate Distribution, the Formation Transaction or the consummation of our initial public offering.

	Pro Forma		Change
	Combined
(in thousands)	2004	2003	Amount	Percent

Total revenues	$312,147	$162,385	$149,762	92%
Total operating expenses	178,677	93,967	84,710	90%

Operating income	133,470	68,418	65,052	95%
Other income (expense), net	(471)	25	(496)	*
Minority interest in Calamos Holdings LLC	22,609	—	22,609	*
Income taxes	4,216	1,117	3,099	277%

Net income	$106,174	$67,326	$38,848	58%

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

Quarterly Results of Operations
      Unaudited quarterly results of operations for the years ended December 31, 2005 and 2004 is summarized below:

	2004					2005

	At or for the Quarter Ended			At or for the Period Ended		At or for the Quarter Ended

(in thousands,				Oct. 1 to	Nov. 2 to
except share data)	March 31	June 30	Sept. 30	Nov. 1	Dec. 31	March 31	June 30	Sept. 30	Dec. 31

	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)
Assets under management (in millions)	$28,973	$32,262	$33,249	$33,909	$37,975	$38,246	$39,512	$42,169	$43,805
Total revenue	$63,660	$75,855	$81,231	$29,631	$61,770	$97,321	$99,072	$107,686	$113,488
Total operating expenses	39,557	42,554	45,777	17,253	33,536	48,332	50,325	54,354	58,462

Operating income	$24,103	$33,301	$35,454	$12,378	$28,234	$48,989	$48,747	$53,332	$55,026

Net income	$23,732	$33,418	$33,106	$11,926	$3,992	$6,371	$7,002	$7,639	$8,210

Diluted earnings per share	$0.25	$0.35	$0.34	$0.12	$0.17	$0.28	$0.30	$0.33	$0.35
Diluted shares outstanding(1)	96,800,000	96,800,000	96,800,000	96,800,000	100,491,409	100,598,485	100,557,047	100,667,805	100,699,343

(1)	Diluted shares outstanding for each period presented represent the weighted average Class A common stock after giving effect to the offering as of the beginning of 2004. The diluted shares outstanding are calculated: (a) including the effect of outstanding restricted stock unit and option awards and (b) assuming Calamos Family Partners, Inc. and John P. Calamos, Sr. exchanged all of their membership units in Calamos Holdings LLC for, and converted all outstanding shares of our Class B common stock into, shares of our Class A common stock, in each case on a one-for-one basis.
      In calculating 2005 diluted earnings per share, the effective tax rates for the quarters ended March 31, 2005, June 30, 2005, September 30, 2005 and December 31, 2005 of 40.0%, 40.0%, 39.7% and 40.9%, respectively, were applied to income before minority interest and income taxes. In calculating 2004 diluted earnings per share, the effective tax rate for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004 and for the periods from October 1, 2004 to November 1, 2004 and from November 2, 2004 to December 31, 2004 of 39.9% was applied to income before minority interest and income taxes.
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

      The following tables summarize key statements of financial condition data relating to our liquidity and capital resources at December 31, 2005 and 2004.

(in thousands)	2005	2004

Statements of financial condition data:
Cash and cash equivalents	$210,469	$149,768
Receivables	34,476	27,234
Investment securities	128,265	90,444
Investment in partnerships	79,956	60,150
Deferred tax asset	109,126	118,078
Deferred sales commissions	58,390	61,417
Long-term debt	150,000	150,000
      The deferred tax asset above represents an annual reduction of approximately $8.3 million in future taxes owed by Calamos Asset Management, Inc. through 2019. This reduction results from our election under section 754 of the Internal Revenue Code, whereby we stepped up the tax basis in certain intangible assets to their fair market value. The step-up in basis is amortized over fifteen years on Calamos Asset Management, Inc.’s tax return. As a result, this cash savings can only be utilized for the benefit of the shareholders of our common stock.
      Cash flows for the years ended December 31, 2005 and 2004 are shown below. Cash flows for the year ended December 31, 2004 are shown as combined, as management believes this is most appropriate for comparison purposes.

		Nov. 2	Jan. 1
		through	through	Pro Forma
		Dec. 31,	Nov. 1,	Combined
(in thousands)	2005	2004	2004	2004	2003

			(Predecessor)
Cash flow data:
Net cash provided by operating activities	$223,592	$21,335	$112,032	$133,367	$36,825
Net cash used in investing activities	(72,564)	(49,851)	(57,499)	(107,350)	(7,903)
Net cash provided by (used in) financing activities	(90,327)	45,308	73,370	118,678	(26,497)
      Net cash provided by operating activities increased by $90.2 million to $223.6 million for the year ended December 31, 2005 from $133.4 for the combined year ended December 31, 2004, primarily as a result of a $78.9 million increase in income before minority interest and income taxes and a $5.6 million allowance received from our landlord to fund tenant improvements in our new headquarters. Net cash provided by operating activities increased by $96.5 million, to $133.4 million for the combined year ended December 31, 2004 from $36.8 million for the year ended December 31, 2003, primarily as a result of increased net income of $38.8 million, increased liabilities of $16.5 million, and decreases in receivables and other assets of $9.7 million.
      The payment of deferred sales commissions by us to financial intermediaries who sell Class B and C shares of open-end funds is a significant use of our operating cash flows. Use of cash for deferred sales commissions decreased by $13.2 million to $28.4 million for the year ended December 31, 2005 from $41.6 million for the combined year ended December 31, 2004. Use of cash for deferred sales commissions increased by $0.4 million to $41.6 million for the combined year ended December 31, 2004 from $41.2 for the year ended December 31, 2003. We expect that the payment of deferred sales commissions will vary in proportion to future sales of Class B and C shares of open-end funds and that these commissions will continue to be funded by cash flows from operations.

      Investing activities typically consist of investments in products that we sponsor and of the purchase of property and equipment. Net cash used in investing activities was $72.6 million for the year ended December 31, 2005 and was primarily comprised of our $38.6 million investment in property and equipment for our new facility, of which $5.6 million was received from our landlord as an allowance for tenant improvements, and $25 million in cash used to seed our International Growth Fund during the first quarter of 2005. We anticipate that cash uses for property and equipment expenditures will significantly decrease in future years now that we have completed the move to our new headquarters. Further, we anticipate increasing the future level of investments in products managed by us as opportunities arise. Net cash used in investing activities was $107.4 million for the combined year ended December 31, 2004 and was primarily comprised of our investments in products managed by us of $96.0 million and construction payments on our new headquarters facility, which were distributed to the stockholders of Calamos Family Partners, Inc. in June 2004 in connection with the Real Estate Distribution.
      Net cash used in financing activities was $90.3 million for the year ended December 31, 2005 and was comprised of distributions to minority shareholders of $83.9 million, including distributions for their tax liabilities of $62.3 million, as well as the dividends paid to common shareholders of $6.4 million. The increase of $31.8 million in distributions to minority shareholders was primarily driven by the distributions for their tax liabilities based on the year-over-year net income growth. We anticipate that distributions for income taxes will continue to change as net income changes. Net cash provided by financing activities was $118.7 million for the combined year ended December 31, 2004 and was principally comprised of the issuance of $150 million aggregate principal amount of Senior Unsecured Notes in April 2004, partially offset by cash used to repay and terminate a credit facility of approximately $30 million in 2004 and further offset by $52.1 million in distributions to minority shareholders.
      We expect our cash and liquidity requirements will be met with the cash on hand and through cash generated by operations. We intend to satisfy our capital requirements over the next 12 months through these sources of liquidity.
Contractual Obligations
      The following table contains supplemental information regarding our total contractual cash obligations as of December 31, 2005.

	Payments Due by Period

		Less than			More than
(in thousands)	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt obligations	$150,000	$—	$—	$—	$150,000
Operating lease obligations(1)	80,874	3,517	7,114	7,334	62,909
Other long-term obligations(2)	720	267	315	138	—

Total	$231,594	$3,784	$7,429	$7,472	$212,909

(1)	In accordance with Generally Accepted Accounting Principles, these obligations are not reflected in the accompanying consolidated statements of financial condition.

(2)	Other long-term obligations principally represent commitments under equity compensation agreements. These obligations are included in other long-term liabilities in the accompanying consolidated statements of financial condition.
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
      We evaluate the carrying value of our deferred sales commissions for impairment purposes on a quarterly basis. Significant assumptions utilized by us to estimate future average assets under management include expected future market performance and redemption rates. Estimates of undiscounted future cash flows and the remaining life of the deferred sales commission asset are made from these assumptions. Market performance assumptions are selected using expected average market returns based on long-term market index benchmarks for each asset class held within the fund. At December 31, 2005, we used average market return assumptions ranging from 8% to 11% based on asset class. Higher actual average market returns would increase undiscounted cash flows, while lower actual average market returns would decrease undiscounted future cash flows. Future redemption assumptions were determined by using the actual redemption rates that each fund experienced over the prior 24-month period. For Class B shares and Class C shares, we used average historical redemption rates of between 8% and 14%, respectively, at December 31, 2005. An increase in the actual rate of redemptions would decrease the undiscounted future cash flows, while a decrease in the actual rate of redemptions would increase undiscounted cash flows. These assumptions are reviewed and updated quarterly, or monthly when events or changes in circumstances occur that could significantly increase the risk of impairment of the asset.
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

Compensation Plans
      Effective January 1, 2004, we adopted the fair value recognition provisions of SFAS 123. Prior to 2004, we accounted for our long-term Equity Appreciation Plan, or EAU plan, using the accounting methods prescribed by FASB’s Financial Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, an Interpretation of APB Opinions No. 15 and 25, or FIN 28, and its related interpretations.
      During 2004, we established an incentive stock plan that provides for grants of restricted stock unit awards, or RSUs, and stock option awards for certain employees. RSUs are convertible on a one-for-one basis into shares of our common stock. Stock option awards are based on shares of our common stock. We estimate the fair value of the options as of the grant date using the Black-Scholes option-pricing model.

      The EAU Plan was terminated in October 2004 in connection with our initial public offering. Prior to its termination, compensation expense was accrued over the periods in which employees performed services. As such, changes in the aggregate unit value, multiplied by the ratio of actual to total number of service periods in the vesting period, were recorded as an increase or decrease to expense in the current period.
      The value of the EAU at the valuation date was derived from an equally weighted calculation based on multiples of assets under management, revenue and EBITDA, defined as net income plus interest expense, income taxes and fixed asset depreciation, excluding amortization of deferred sales commissions. We used industry multiples provided by independent third party sources in computing the values, until the termination of the plan at which time we used our initial public offering price.

Income Taxes
      Management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against deferred tax assets. As of December 31, 2005 and 2004, we have not recorded a valuation allowance on deferred tax assets relating principally to our step-up in tax basis to fair market value for our intangible assets under our election to be made under Section 754 of the Internal Revenue Code. In the event that sufficient taxable income does not result in future years, among other things, a valuation allowance for some or all of our deferred tax assets would be required.
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
      In June, 2005, the FASB’s Emerging Issues Task Force (EITF) ratified Issue No. 04-05, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (EITF 04-05). EITF 04-05 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership. The presumption of control is overcome if the limited partners have either substantive kick-out rights or substantive participating rights, as defined. This guidance is applicable for limited partnerships or similar entities that are not variable interest entities under the FASB’s Financial Interpretation No. 46(R), Consolidation of Variable Interest Entities. We have evaluated the provisions of EITF No. 04-05 and have determined that the implementation of this guidance will not have a material effect on our financial statements.
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
      Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to: adverse changes in applicable laws or regulations; downward fee pressures and increased industry competition; risks inherent to the investment management business; the loss of revenues due to contract terminations and redemptions; our ownership structure; general declines in the prices of securities; catastrophic or unpredictable events; the loss of key executives; the unavailability of third-party retail distribution channels; increased costs of distribution; failure to recruit and retain qualified personnel; a loss of assets, and thus revenues, if our largest funds perform poorly; damage to our reputation; and our holding company structure. Further, the value and composition of our assets under management are, and will continue to be, influenced by a variety of factors including, among other things: purchases and redemptions of shares of the open-end funds and other investment products; fluctuations in the financial markets around the world that result in appreciation or depreciation of assets under management; our introduction of new investment strategies and products; our ability to educate our clients about our investment philosophy and provide them with best-in-class service; the relative investment performance of our investment products as compared to competing offerings and market indices; competitive conditions in the mutual fund, asset management and broader financial services sectors; investor sentiment and confidence; and our decision to close strategies when deemed to be in the best interests of our clients. Item 1A of this report discusses some of these and other important factors in detail under the caption “Risk Factors.”
      Forward-looking statements speak only as of the date the statements are made. Readers should not place undue reliance on any forward-looking statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
      Our exposure to market risk is directly related to our role as investment advisors for the mutual funds and separate accounts we manage. A significant majority of our operating revenue, approximately 96.8% for the year ended December 31, 2005, is derived from investment advisory, distribution and portfolio accounting agreements with the mutual funds and separate accounts. Under these agreements, the fees we receive are typically based on the market value of the assets under management. Accordingly, a decline in the prices of securities generally may cause our revenue and income to decline by causing the value of the assets we manage to decrease or by causing our clients to withdraw funds in favor of investments that they perceive as offering greater opportunity or lower risk.
      In addition, a decline in the prices of securities may present market conditions that could preclude us from increasing assets under management and prevent us from realizing higher fee revenue associated with such growth.
      We are also subject to market risk due to a decline in the prices of investment securities. We own investment securities primarily comprised of mutual funds managed by Calamos Advisors. At December 31, 2005, the fair value of these investment securities was $128.3 million. Assuming a 10% increase or decrease in the value of these investments, the fair value would increase or decrease by $12.8 million at December 31, 2005.

      Additionally, we are subject to market risk due to a decline in the value of our investment in partnerships, which consist primarily of marketable securities. As a result, the market values of these partnerships are subject to the same fluctuations as our investment securities. At December 31, 2005, the fair value of these partnerships was $80.0 million. Assuming a 10% increase or decrease in the value of these partnerships, the fair value would increase or decrease by $8.0 million at December 31, 2005.
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

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm	F-1
Management’s Report on Internal Control Over Financial Reporting	F-2
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	F-3
Consolidated Statements of Financial Condition at December 31, 2005 and 2004	F-5
Consolidated Statements of Income for the year ended December 31, 2005, the period November 2, 2004 to December 31, 2004, the period January 1, 2004 to November 1, 2004 and the year ended December 31, 2003
F-6
Consolidated Statements of Changes in Stockholders’ Equity for the year ended December 31, 2005, the period November 2, 2004 to December 31, 2004, the period January 1, 2004 to November 1, 2004 and the year ended December 31, 2003
F-7
Consolidated Statements of Cash Flows for the year ended December 31, 2005, the period November 2, 2004 to December 31, 2004, the period January 1, 2004 to November 1, 2004 and the year ended December 31, 2003
F-8
Notes to Consolidated Financial Statements	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors of
Calamos Asset Management, Inc:
      We have audited the accompanying consolidated statements of financial position of Calamos Asset Management, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and cash flows for the year ended December 31, 2005 and for the period November 2, 2004 to December 31, 2004 (the Successor Periods, as Calamos Asset Management, Inc.), and for the period January 1, 2004 to November 1, 2004 and for the year ended December 31, 2003 (the Predecessor Periods, as Calamos Holdings, Inc.). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Calamos Asset Management, Inc. as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the year ended December 31, 2005 and for the period November 2, 2004 to December 31, 2004 (the Successor Periods, as Calamos Asset Management, Inc.), and for the period January 1, 2004 to November 1, 2004 and for the year ended December 31, 2003 (the Predecessor Periods, as Calamos Holdings, Inc.), in conformity with U.S. generally accepted accounting principles.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Chicago, Illinois
March 13, 2006

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
      Management of Calamos Asset Management, Inc. and its subsidiaries (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005.
      Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ John P. Calamos, Sr. John P. Calamos, Sr. Chief Executive Officer and Co-Chief Investment Officer	/s/ Patrick H. Dudasik Patrick H. Dudasik Executive Vice President, Chief Financial Officer and Treasurer
March 13, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors of
Calamos Asset Management, Inc:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Calamos Asset Management, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by COSO.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of Calamos Asset Management, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and cash flows for the year ended December 31, 2005 and for the period November 2, 2004 to December 31, 2004 (the Successor Periods, as Calamos Asset Management, Inc.), and for the period January 1, 2004 to November 1, 2004 and for the year ended December 31, 2003 (the Predecessor Periods, as Calamos Holdings, Inc.), and our report dated March 13, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Chicago, Illinois
March 13, 2006

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,

(in thousands, except share data)	2005	2004

ASSETS:
Current assets
Cash and cash equivalents	$210,469	$149,768
Receivables:
Affiliates and affiliated funds	24,670	21,222
Customers	9,806	6,012
Investment securities	128,265	90,444
Investment in partnerships	79,956	60,150
Prepaid expenses	2,342	1,917
Deferred tax asset, net	7,846	6,892
Other assets	195	973

Total current assets	463,549	337,378

Non-current assets Deferred tax asset, net	101,280	111,186
Deferred sales commissions	58,390	61,417
Property and equipment, net	40,547	4,902
Other non-current assets	1,711	1,569

Total non-current assets	201,928	179,074

Total assets	665,477	516,452

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities
Accounts payable:
Brokers	18,485	12,514
Affiliates and affiliated funds	93	813
Accrued compensation and benefits	19,131	9,985
Accrued expenses and other current liabilities	11,025	17,767

Total current liabilities	48,734	41,079

Long-term liabilities Long-term debt	150,000	150,000
Other long-term liabilities	6,726	263

Total long-term liabilities	156,726	150,263

Total liabilities	205,460	191,342

Minority interest in partnership investments	44,453	31,322
Minority interest in Calamos Holdings LLC	229,430	135,294
Stockholders’ equity
Class A Common Stock, $0.01 par value; authorized 600,000,000 shares; issued and outstanding 23,000,000 shares	230	230
Class B Common Stock, $0.01 par value; authorized 1,000 shares; issued and outstanding 100 shares	0	0
Additional paid-in capital	156,274	154,156
Retained earnings	26,698	2,364
Accumulated other comprehensive income	2,932	1,744

Total stockholders’ equity	186,134	158,494

Total liabilities, minority interest and stockholders’ equity	$665,477	$516,452

See accompanying notes to financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended	November 2 to	January 1 to	Year Ended
	December 31,	December 31,	November 1,	December 31,

(in thousands of dollars, except per share data)	2005	2004	2004	2003

			(Predecessor)	(Predecessor)
Revenues:
Investment management fees	$284,951	$41,787	$168,938	$109,052
Distribution and underwriting fees	129,250	19,350	79,578	53,005
Other	3,366	633	1,861	328

Total revenues	417,567	61,770	250,377	162,385

Expenses:
Employee compensation and benefits	61,029	12,537	53,170	33,657
Distribution and underwriting expense	79,446	11,040	39,517	22,576
Amortization of deferred sales commissions	31,431	5,109	24,315	19,879
Marketing and sales promotion	14,266	2,228	16,694	8,949
General and administrative	25,301	2,622	11,445	8,906

Total expenses	211,473	33,536	145,141	93,967

Operating income	206,094	28,234	105,236	68,418

Other income (expense):
Interest expense	(8,142)	(1,339)	(4,627)	(999)
Investment and other income	19,064	3,677	3,140	1,024
Minority interest in partnership investments	(5,161)	(1,322)	—	—

Total other income (expense), net	5,761	1,016	(1,487)	25

Income before minority interest in Calamos Holdings LLC and income taxes	211,855	29,250	103,749	68,443
Minority interest in Calamos Holdings LLC	163,009	22,609	—	—

Income before income taxes	48,846	6,641	103,749	68,443
Income taxes	19,624	2,649	1,567	1,117

Net income	$29,222	$3,992	$102,182	$67,326

Earnings per share:
Basic	$1.27	$0.18	$1.06	$0.70

Diluted	$1.26	$0.17	$1.06	$0.70

Weighted average shares outstanding:
Basic	23,000,100	22,700,100	96,800,000	96,800,000

Diluted	100,625,824	100,491,409	96,800,000	96,800,000

See accompanying notes to financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

		Additional		Accumulated
	Common	Paid-in	Retained	Comprehensive
(in thousands)	Stock	Capital	Earnings	Income	Total

Balance at December 31, 2002	$—	$2,274	$21,971	$771	$25,016

Net income	—	—	67,326	—	67,326
Changes in unrealized gains on available-for-sale securities	—	—	—	1,274	1,274

Total comprehensive income					68,600
Dividends paid	—	—	(47,203)	—	(47,203)

Balance at December 31, 2003	—	2,274	42,094	2,045	46,413

Net income	—	—	102,182	—	102,182
Changes in unrealized gains on available-for-sale securities	—	—	—	1,854	1,854

Total comprehensive income					104,036
Additional capital contributions, in cash	—	3,300	—	—	3,300
Classification of EAU liability to additional paid-in-capital	—	6,679	—	—	6,679
Compensation expense recognized under stock incentive plans	—	33	—	—	33
Dividends paid	—	—	(57,581)	—	(57,581)

Balance at November 1, 2004	—	12,286	86,695	3,899	102,880

Reclassify historical retained earnings to additional paid-in-capital	—	86,695	(86,695)	—	—

Balance at November 2, 2004 after reclassification	—	98,981	—	3,899	102,880
Allocation of 77% to minority interest	—	(76,215)	—	(3,002)	(79,217)

Balance at November 2, 2004 before proceeds of IPO	—	22,766	—	897	23,663
23% of net proceeds from IPO	230	11,231	—	—	11,461
Impact of overallotment option on allocated income	—	88	—	—	88
Initial deferred tax asset	—	119,934	—	—	119,934
Net income	—	—	3,992	—	3,992
Changes in unrealized gains on available-for-sale securities, net of minority interest and income taxes	—	—	—	847	847

Total comprehensive income				—	4,839
Compensation expense recognized under stock incentive plans, net of minority interest	—	137	—	—	137
Dividend equivalent accrued under stock incentive plans, net of minority interest	—	—	(18)	—	(18)
Dividends declared	—	—	(1,610)	—	(1,610)

Balance at December 31, 2004	230	154,156	2,364	1,744	158,494

Net income	—	—	29,222	—	29,222
Changes in unrealized gains on available-for-sale securities, net of minority interest and income taxes	—	—	—	1,188	1,188

Total comprehensive income					30,410
Compensation expense recognized under stock incentive plans, net of minority interest	—	946	—	—	946
Dividend equivalent accrued under stock incentive plans, net of minority interest	—	—	(58)	—	(58)
Dividends declared	—	—	(4,830)	—	(4,830)
Net effect of corrections on initial deferred tax asset	—	1,172	—	—	1,172

Balance at December 31, 2005	$230	$156,274	$26,698	$2,932	$186,134

See accompanying notes to financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	November 2 to	January 1 to	Year Ended
	December 31,	December 31,	November 1,	December 31,

(in thousands)	2005	2004	2004	2003

			(Predecessor)	(Predecessor)
Cash and cash equivalents at beginning of period	$149,768	$132,976	$5,073	$2,648
Cash flows from operating activities:
Net income	29,222	3,992	102,182	67,326
Adjustments to reconcile income to net cash provided by operating activities:
Minority interest in partnership investments	5,161	1,322	—	—
Minority interest in Calamos Holdings LLC	163,009	22,609	—	—
Amortization of deferred sales commissions	31,431	5,109	24,315	19,879
Other depreciation and amortization	4,772	295	1,220	973
Unrealized appreciation on investment securities	(231)	(297)	(124)	(770)
Unrealized appreciation on partnership investments	(8,752)	(2,515)	(77)	(202)
Management fees received in partnership units	(151)	(27)	(134)	(155)
Stock-based compensation	4,114	595	32	—
Deferred taxes	9,326	1,297	—	—
(Gain) loss on disposal of property	408	—	(1,989)	—
Non-cash donation of equipment	139	—	—	—
(Increase) decrease in assets:
Accounts receivable:
Affiliates and affiliated mutual funds	(3,448)	(8,466)	6,395	(12,360)
Customers	(3,794)	6,663	(8,733)	(1,423)
Deferred sales commissions	(28,404)	(7,164)	(34,441)	(41,203)
Other assets	(74)	549	(865)	(396)
Increase (decrease) in liabilities:
Accounts payable	5,251	(16)	7,229	727
Accrued compensation and benefits and deferred compensation	9,146	5,017	1,212	2,120
Other liabilities and accrued expenses	6,467	(7,628)	15,810	2,309

Net cash provided by operating activities	223,592	21,335	112,032	36,825

Cash flows used in investing activities:
Net additions to property and equipment	(40,679)	(909)	(9,090)	(6,535)
Net purchases of securities and partnership investments	(31,885)	(48,942)	(48,409)	(1,368)

Net cash used in investing activities	(72,564)	(49,851)	(57,499)	(7,903)

Cash flows provided by (used in) financing activities:
Net borrowings (payments) on bank debt	—	—	(30,199)	16,629
Net borrowings (payments) on mortgage payable	—	—	(152)	4,077
Net borrowings on debt offering	—	—	148,003	—
Capital contributions received	—	—	3,300	—
Net proceeds from issuance of common stock	—	382,131	—	—
Proceeds from issuances of common stock used to purchase membership units in Calamos Holdings LLC	—	(332,300)	—	—
Cash dividends paid to minority shareholders	(83,887)	(4,523)	(47,582)	(47,203)
Cash dividends paid to common shareholders	(6,440)	—	—	—

Net cash provided by (used in) financing activities	(90,327)	45,308	73,370	(26,497)

Net increase in cash	60,701	16,792	127,903	2,425

Cash and cash equivalents at end of period	$210,469	$149,768	$132,976	$5,073

Supplemental disclosure of cash flow information:
Cash paid for:
Income taxes	$10,960	$1,356	$1,161	$479
Interest	$7,860	$—	$4,432	$1,052
Supplement schedule of noncash activities:
Fair value of fixed assets and other assets distributed to stockholders	$—	$—	$(18,354)	$—
Fair value of mortgage payable and other liabilities assumed by stockholders	$—	$—	$8,355	$—

Fair value of distribution to stockholders	$—	$—	$(9,999)	$—

See accompanying notes to financial statements.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Organization and Description of Business
      Calamos Asset Management, Inc. (CAM), together with its subsidiaries (the Company), primarily provides investment advisory services to individual and institutional investors as well as investment advisory services to a family of open-end and closed-end funds (the Funds and the Closed-End Funds, respectively).
      “CAL” refers to Calamos Advisors LLC, a Delaware limited liability company, registered investment advisor and wholly owned subsidiary of Calamos Holdings LLC;
      “CFS” refers to Calamos Financial Services LLC, a Delaware limited liability company, registered broker-dealer and wholly owned subsidiary of Calamos Holdings LLC;
      “CPM” refers to Calamos Property Management LLC, a Delaware limited liability company and wholly owned subsidiary of Calamos Holdings LLC;
      “CPL” refers to Calamos Partners LLC, a Delaware limited liability company, registered investment advisor and wholly owned subsidiary of Calamos Holdings LLC.

(2)	Reorganization and Formation
      The Company completed an initial public offering (Offering) of its Class A common stock on November 2, 2004. Prior to the offering, on October 15, 2004, Calamos Family Partners, Inc. (formerly known as Calamos Holdings, Inc.) (CFP), contributed all of its assets and liabilities, including all equity interests in its wholly owned subsidiaries, to Calamos Holdings LLC (Holdings) in exchange for 96,800,000 of the membership units of Holdings. In October 2004, Holdings issued 200,000 new membership units for cash to John P. Calamos, Sr. In November 2004, CAM applied the net proceeds of the Offering to acquire 3,000,000 newly issued membership units directly from Holdings and 20,000,000 membership units from CFP to become the sole manager of Holdings. As the sole manager, CAM operates and controls all of the business and affairs of Holdings, and as a result of this control, CAM consolidates the financial results of Holdings with its own financial results. CAM is now conducting the business previously conducted by CFP. Accordingly, reported results for the periods prior to November 2, 2004 reflect the operations for CFP and its subsidiaries (Predecessor). Reported results for the period from November 2, 2004 through December 31, 2004 and for the year ended December 31, 2005 reflect the results of operations for the Company.

(3)	Summary of Accounting Policies

Principles of Consolidation and Use of Estimates
      The consolidated financial statements include the financial statements of the Company, its wholly owned subsidiaries and its interests in Calamos Hedge Fund, L.P. and Calamos Equity Opportunities Fund LP. All significant intercompany balances and transactions have been eliminated. Certain amounts for prior periods have been reclassified to conform to the current year’s presentation.
      In November 2004, the Company sold 23,000,000 shares of Class A Common Stock in its Offering. The Company used net proceeds of $382.1 million from the Offering to acquire its interest in Holdings. The acquisition of the ownership interest in Holdings was treated as a reorganization of entities under common control in a manner similar to a pooling of interests, analogous to the type of transaction described in Emerging Issues Task Force Issue (EITF) 94-2, Treatment of Minority Interest in Certain Real Estate Investment Trusts. Accordingly, the net assets of Holdings purchased by the Company were reported in the consolidated financial statements at Holdings’ historical cost, and the minority interests in the Company are based on the net book equity of Holdings (after contribution of the proceeds from the Offering) multiplied by the ownership percentages of CFP and John P. Calamos, Sr.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The historical financial information of Holdings’ business, which previously was conducted by CFP, is included in the accompanying financial statements as predecessor information. CFP’s and John P. Calamos, Sr.’s combined 77% interest in Holdings is represented as a minority interest in the Company’s financial statements.
      CPL is the general partner of Calamos Equity Opportunities Fund LP, an unregistered investment partnership, which invests substantially all of its assets in partnership units of a master fund which is primarily comprised of highly liquid marketable securities. As of December 31, 2005, the Company and its affiliates had 41.9% and a 52.2% interests in this partnership, respectively (94.1% combined). As of December 31, 2004, the Company and its affiliates had a 45.5% and a 54.5% interest in this partnership, respectively (100.0% combined). The Company consolidates the financial results of this partnership into its results. The combined minority interests totaled 58.1% and 54.5% as December 31, 2005 and 2004, respectively.
      The Company had a 99% interest in Calamos Hedge Fund, L.P. as of December 31, 2003. In April 2004, the Company liquidated the Calamos Hedge Fund, L.P.
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

Financial Instruments
      All highly liquid financial instruments with maturities of three months or less from date of purchase, consisting primarily of investments in money market funds, commercial paper and U.S. government securities, are considered to be cash equivalents. At December 31, 2005, the Company had $2.7 million in a restricted escrow account to fund the completion of leasehold improvements for the new office facility at 2020 Calamos Court in Naperville, Illinois.
      The carrying value of cash and cash equivalents and receivables approximate fair value due to the short maturities of these financial instruments.
      The fair value of long-term debt, which has a carrying value of $150.0 million, was approximately $151.4 million at December 31, 2005. Fair value estimates are calculated using discounted cash flows based on the Company’s incremental borrowing rates for the debt and market prices for similar bonds at the measurement date. All methods of assessing fair value result in an estimate of value that may never be realized.

Receivables from Customers
      Receivables from customers represent balances arising from contractual investment advisory services provided to separate account customers. During each of the periods presented, bad debt expense and allowance for doubtful accounts were not material.

Investment Securities
      The Company carries its investment securities at fair value, which are determined based upon market prices. For a substantial majority of the Company’s investments, fair values are determined based upon market prices. If quoted market prices are not available, the Company uses matrix, model or other similar pricing methods to determine fair value. For the periods presented, non-readily marketable securities represent less than 1% of all investment securities. The Company records investment securities on a trade date basis.
      The Company records all securities owned by Holdings, CAL and CPM as available-for-sale under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, as the Company does not

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
intend to sell these securities in the near term. Unrealized gains and losses on available-for-sale securities are excluded from earnings and are reported, net of minority interest and income tax, as a separate component of stockholders’ equity until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.
      As a registered broker-dealer, CFS is required to mark to market all investment securities it owns and record all market fluctuations through current earnings. These securities are considered broker-dealer securities for reporting purposes. Unrealized gains and losses on other securities are included in investment and other income in the consolidated statements of income.
      On a quarterly basis, the Company conducts regular reviews to assess whether other-than-temporary impairment exists. Changing economic conditions, global, regional, or changes related to specific issuers or industries could adversely affect these values.

Investment in Partnerships
      As of December 31, 2005 and 2004, the Company had a $32.1 million and $26.1 million interest in Calamos Equity Opportunities Fund LP, respectively. As previously discussed, the Company consolidates the financial results of this partnership into its results. The Company carries its investment in partnerships at fair value.
      The Company had a $3.1 million (23.5%) and $3.1 million (18.8%) interest in the Calamos Multi-Strategy, L.P. as of December 31, 2005 and 2004, respectively. This investment is accounted for using the equity method and is carried at the net asset value of the partnership units held by the Company.
      The Company had a $1.1 million (99%) interest in the Calamos Hedge Fund, L.P. as of December 31, 2003. In April 2004, the Company liquidated the Calamos Hedge Fund, L.P., which resulted in a realized gain of approximately $109,000, as well as the elimination of the minority interest related to this investment. This investment was consolidated into the operations of the Company.

Property and Equipment
      Property and equipment are recorded at cost less accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, ranging from three years to twenty years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining term of the lease.

Internally Developed Software
      In accordance with AICPA Statement of Position 98-1 Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1), certain internal and external development costs incurred in connection with developing or obtaining software for internal use are capitalized. These capitalized costs are included in property and equipment, net on the Consolidated Statement of Financial Condition and are amortized using the straight-line method over their estimated useful life. On a quarterly basis, the Company conducts regular reviews to assess whether an impairment of these assets exists. Impairments of these assets, if any, are charged against net income in the period in which the impairment occurs.

Compensation Plans
      Effective January 1, 2004, the Company adopted the fair value recognition provisions of SFAS No. 123 Accounting for Stock-Based Compensation (SFAS 123). Prior to 2004, the Company accounted for its long-term Equity Appreciation Plan (EAU Plan), using the accounting methods prescribed by the FASB’s Financial Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Award Plans, an Interpretation of APB Opinions No. 15 and 25 (FIN 28), and its related interpretations. Under the modified prospective method of adoption selected by the Company under the provisions of SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure, compensation expense recognized in 2005 and 2004 is the same as that which would have been recognized had the fair value recognition provisions of SFAS 123 been applied from its original effective date.
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
      Prior to establishing the incentive stock plans, the Company had a long-term Equity Appreciation Unit plan (EAU Plan) for certain individuals of the Company. The EAU Plan was terminated in October 2004 in connection with the Offering. In accordance with both SFAS 123 and FIN 28, compensation expense was accrued over the periods in which employees performed services. As such, any change in the value of the EAU Plan (based upon the enterprise’s estimated market value over the originating value at grant date) was multiplied by the actual number of service periods divided by the total number of service periods in the vesting period. This change, whether an increase or decrease, was recorded as expense.

Revenue Recognition
      The Company earns revenue by providing investment management services to the Funds, the Closed-End Funds and to separate accounts. This revenue is earned pursuant to the terms of the underlying advisory contract and is based on a contractual investment advisory fee applied to the assets in each portfolio. Any fees collected in advance are deferred and recognized over the period earned. Performance-based advisory fees earned from certain separate accounts are recognized annually upon completion of the contract year and based upon either (1) the positive difference between the investment returns on a client’s portfolio compared to a benchmark index or (2) the absolute percentage of gain in the client’s account.
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

Investment and Other Income
      Investment and other income includes (1) gains (losses) on investment securities (2) gains (losses) on investment in partnerships, net of minority interest, (3) interest and dividend income and (4) gains (losses) on sales of real estate and fixed assets. Dividend and interest income are recognized when earned.

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

Income Taxes
      Prior to the Offering, CFP elected to be taxed as an S corporation under the Internal Revenue Code. Therefore, the income and expenses of CFP were included in the income tax returns of its stockholders. CFP was subject to only Illinois replacement tax and other state taxes of $1.1 million and $1.6 million for the years ended December 31, 2003 and the period ended November 1, 2004, respectively. Replacement taxes are recorded as income taxes in the consolidated statements of income.
      Effective with the Offering, the Company accounts for income taxes under the liability method prescribed by SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Although valuation allowances may be established, when necessary, to reduce the amounts expected to be realized, there were no deferred tax asset valuation allowances at December 31, 2005 or 2004.

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

(4)	Related-Party Transactions
      CAL provides investment management and portfolio accounting services to the Funds and the Closed-end Funds. CFS acts as the sole distributor of the Funds. The Company earns management, distribution and portfolio accounting fees for these services that are accrued and settled monthly. Subsidiaries of the Company receive fees for their management services to private investment pools, which are paid on a monthly basis in

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the form of additional investment units in the pools. The table below summarizes the total fees earned from affiliates identified above during the years ended December 31, 2005, 2004 and 2003:

(in thousands)	2005	2004	2003

Investment management fees from:
The Funds	$174,374	$123,264	$61,913
The Closed-End Funds	50,022	39,439	10,204
Private investment pools	149	162	155

Totals	$224,545	$162,865	$72,272

Distribution and underwriting fees from the Funds	$115,790	$84,666	$43,972

Portfolio accounting fees from:
The Funds	$2,628	$1,478	$—
The Closed-End Funds	675	410	—

Totals	$3,303	$1,888	$—

      Dragon Leasing Corporation (Dragon) is an affiliated company controlled by John P. Calamos, Sr. CAL is party to an aircraft lease agreement with Dragon whereby CAL has use of an airplane for business travel. Under this agreement CAL agrees to pay for its maintenance and transportation services which are reflected in general and administrative expense. During 2003, CAL provided a loan to Dragon to allow Dragon the ability to purchase an aircraft. The borrowings to finance the aircraft purchase were subject to interest that accrued at LIBOR plus 1.75%. This loan was repaid in full during 2004. The table below summarizes total service fees incurred during the years ended December 31, 2005, 2004 and 2003 and the net receivable (payable) balance as of December 31, 2005, 2004 and 2003.

(in thousands)	2005	2004	2003

General and administrative	$777	$459	$242

Net receivable from/(payable to) Dragon	$(30)	$(2)	$3,332

      Beginning in November 2004, CAL has been party to a joint use and management agreement with Aspen Executive Air, LLC (AEA), a company in which John P. Calamos, Sr. maintains an indirect beneficial interest. Under this agreement, CAL has agreed to pay for aircraft management services from AEA as well as other aircraft related expenses. The table below summarizes total service fees incurred during the twelve months ended December 31, 2005 and 2004 and the net payable balance as of December 31, 2005 and 2004.

(in thousands)	2005	2004

General and administrative	$672	$1,039

Net payable to AEA	$(7)	$(50)

      Effective January 2005, Holdings has been party to a six-year lease with 1111 Warrenville Road LLC, a subsidiary of Calamos Property Holdings LLC (CPH). Under this lease and as of August 2005, Holdings is obligated to pay monthly base rents and operating expenses of approximately $38,000, which will increase 3% annually beginning January 1, 2006. Due to the Company’s move to its new headquarters during 2005 and the resulting decrease in required square footage, this agreement replaced a previous month-by-month agreement under which CAL was obligated to pay monthly base rents and operating expenses of approximately $84,000 that was terminable by either party with 30 days notice.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In October 2004, Holdings entered into a 20-year lease with 2020 Calamos Court LLC, a subsidiary of CPH, with respect to the new corporate headquarters constructed for the Company’s occupancy. Rent under the lease commenced in April 2005 and will end on May 31, 2025. Initial monthly base rent payments are approximately $237,000 through May 1, 2006 and will increase 3% annually, beginning June 1, 2006 for the remaining term of the lease. Holdings may not terminate the lease unless a casualty, condemnation or material temporary taking affects all or a substantial portion of the leased premises. 2020 Calamos Court LLC may only terminate the lease upon specified events of default, which are subject to applicable grace periods.
      In August 2005, Holdings entered into a 20-year lease with 2020 Calamos Court Annex LLC, a subsidiary of CPH, with respect to the cafeteria in the new corporate headquarters. Rent under the lease commenced in December 2005 and will end on May 31, 2025. Initial monthly base rent payments are approximately $14,000 and will increase 3% annually, beginning in December 2006.
      CFP, CPH and Dragon have each entered into a separate Management Services Agreement with CAM. Pursuant to these agreements, as amended, the Company provides certain services, including furnishing office space and equipment, providing insurance coverage, overseeing the administration of their businesses and providing personnel to perform certain management and administrative services. The agreements each have a term of one year and are renewable annually. The agreements are terminable on 30 days notice by either party. In the agreements, each party has agreed to indemnify the other for any damages suffered as a result of the indemnifying party’s breach of the contract, negligence, willful misconduct or reckless disregard of its duties. In accordance with the terms of the agreements, CFP, CPH and Dragon have each agreed to pay the Company an amount equal to Direct Cost (as defined below) plus an expense allocation component. “Direct Cost” means, with respect to each service provided, the direct out-of-pocket expenses paid or incurred to third parties in connection with providing such service, including, without limitation, shipping, handling, travel expenses, payments to third parties (including, without limitation, all professional fees), printing and postage.
      In April 2005, the Company entered into a Management Services Agreement with CPH. Under this service agreement, CPH provides property, facilities and development management services to the Company. The Company pays CPH an amount equal to Direct Cost and an expense allocation component. The table below summarizes total management service fees incurred during the twelve months ended December 31, 2005 and 2004 and the net receivable (payable) balance as of December 31, 2005 and 2004.

(in thousands)	2005	2004

Expense allocated from the Company to Dragon	$139	$48
Expense allocated from the Company to CFP	479	30
Expense allocated from the Company to CPH	712	124

Total	1,330	202
Expense allocated from CPH to the Company	561	65

Net expense allocated from the Company	$769	$137

Net receivable for management services from Dragon	$14	$48

Net receivable for management services from CFP	$65	$30

Net receivable for management services from CPH	$28	$59

      As a result of the control exercised by Calamos Family Partners, Inc., none of our agreements with them and other companies controlled by them are deemed to be negotiated on “arm’s length” terms. However, any such agreements since our initial public offering have been approved in accordance with the Conflict of Interests Policy contained in our Amended and Restated Certificate of Incorporation.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	Investment Securities
      The following table provides a summary of investment securities owned as of December 31, 2005 and 2004. Other investment securities consist primarily of common stock.

	2005

	Available	Broker-Dealer	Total
(in thousands)	for Sale	Securities	Securities

Affiliated Mutual Funds	$123,976	$3,634	$127,610
Other investment securities	479	176	655

	$124,455	$3,810	$128,265

	2004

	Available	Broker-Dealer	Total
	for Sale	Securities	Securities

Affiliated Mutual Funds	$86,689	$3,359	$90,048
Other investment securities	345	51	396

	$87,034	$3,410	$90,444

      The table below summarizes the proceeds from the sale of available-for-sale securities, unrealized and realized gains (losses) on available-for-sale securities, and unrealized gains (losses) on broker-dealer securities.

	Twelve Months			Twelve Months
	Ended	November 2 to	January 1 to	Ended
	December 31,	December 31,	November 1,	December 31,
(in thousands)	2005	2004	2004	2003

Available for sale securities:
Proceeds from sale	$—	$—	$—	$—

Realized gains (losses)	—	—	—	—

Unrealized gains	8,638	6,113	1,854	1,274

Broker-dealer securities:
Unrealized gains	231	297	124	770

      The cumulative net unrealized gains (losses) on available-for-sale securities consisted of the following as of December 31, 2005 and 2004:

(in thousands)	2005	2004

Total cumulative unrealized gains on available-for-sale securities with net gains:
Affiliated Mutual Funds	$18,609	$9,875
Other investment securities	190	143

Total gains	18,799	10,018
Total cumulative unrealized losses on available-for-sale securities with net losses:
Affiliated Mutual Funds	(149)	(6)

Total cumulative unrealized gains (losses) on available-for-sale securities	$18,650	$10,012

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company periodically evaluates its available-for-sale investments for other-than-temporary declines in value. Other-than-temporary declines in value may exist when the fair value of an investment security has been below the carrying value for an extended period of time. If an other-than-temporary decline in value is determined to exist, the unrealized investment loss, net of tax in accumulated other comprehensive income is realized as a charge to net income in the period in which the other-than-temporary decline in value occurs. At December 31, 2005, for those investments that have unrealized losses, the Company believes that all of these unrealized losses are only temporary and are due to temporary market conditions.

(6)	Property and Equipment
      At December 31, 2005 and 2004, property and equipment and related accumulated depreciation were as follows:

	2005

		Accumulated
(in thousands)	Cost	Depreciation	Net

Furniture, fixtures, and equipment	$46,904	$6,357	$40,547

	2004

		Accumulated
	Cost	Depreciation	Net

Furniture, fixtures, and equipment	$8,490	$3,588	$4,902

      On June 30, 2004, Calamos Property Holdings, Inc., the predecessor of CPM, distributed equity in all of its owned real estate assets to its stockholders at that time. Land, building and furniture, fixtures and equipment with a book value, net of depreciation, of $16.0 million and a fair value of $18.0 million as of June 30, 2004 were distributed, resulting in a gain of $2.0 million, which was recorded as other income on the Company’s consolidated statement of income.

(7)	Debt
      The table below summarizes the outstanding debt balance at December 31, 2005 and 2004.

(in thousands)	2005	2004

Senior unsecured notes	$150,000	$150,000
Less current portion	—	—

Total long-term debt	$150,000	$150,000

Senior Unsecured Notes
      On April 29, 2004, the Company refinanced its bank debt with the issuance of $150 million aggregate principal amount of 5.24% senior unsecured notes due April 29, 2011 to various note purchasers in a private placement. As of December 31, 2005 and 2004, $150 million aggregate principal senior unsecured notes were outstanding. These notes are set to mature on April 29, 2011. As a result of the $150 million debt offering, the Company incurred approximately $2.0 million in debt issuance costs. The deferred costs are recorded as a noncurrent asset, and the amortization of the deferred costs is included in interest expense and is recorded on a straight-line basis over the term of the loan.
      Under the note purchase agreement governing the terms of the senior unsecured notes, the Company must maintain certain consolidated net worth, leverage and interest coverage ratios. The note purchase agreement also contains other covenants that, among other things, restrict the ability of the Company’s

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
subsidiaries to incur debt and restrict the Company’s ability and the ability of the Company’s subsidiaries to create liens and to merge or consolidate, or sell or convey all or substantially all of the Company’s assets. As of December 31, 2005, the Company was in compliance with all covenants.

Mortgage
      As of December 31, 2005 and 2004, the Company had no mortgages outstanding. At December 31, 2003, the Company financed its office building via a mortgage. The Company made quarterly principal payments of $76 and monthly interest payments at a fixed rate equal to 5.77%. In addition, the Company financed undeveloped land with a mortgage at December 31, 2003. The Company made quarterly interest payments at a variable rate equal to LIBOR plus 1.75% for the undeveloped land. The land mortgage had a final principal payment of $4.4 million due at maturity. In June 2004, both mortgages were distributed to the stockholders through the stockholders’ assumption of $8.3 million in debt.

Bank Debt
      To make payments of advanced commissions, the Company entered into a financing agreement in 2002 with a commercial bank that provided a $30 million credit facility. The facility was comprised of two components: (i) term loans and (ii) revolving loans. Interest was payable at rates equal to: (a) the Prime Rate or (b) London Interbank Offering Rate (LIBOR) plus a LIBOR margin, which varied between 2.125% and 2.625% as the Company’s credit quality changed. Additionally, the Company paid an annual commitment fee between of 1/4 of 1% and 3/8 of 1% on any unused portion of the commitment. The commitment fee also varied with the Company’s credit quality. The Company repaid and terminated this credit facility in April 2004.
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
      Minority interest represents CFP and John P. Calamos, Sr.’s aggregate ownership interest of 77% in Holdings and is derived by multiplying the respective balances of Holdings by their aggregate 77% ownership, except where described below. Income before minority interest in Calamos Holdings LLC and income taxes, which was $211.9 million for the year ended December 31, 2005, included approximately $0.2 million of investment income earned on cash and cash equivalents held solely by CAM during the same period. This

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
investment income is not reduced by any minority interest; therefore, the resulting minority interest is less than 77% for the year ended December 31, 2005.

(in thousands)
Minority interest at November 1, 2004	$—
Historical shareholders’ equity as of November 1, 2004:	79,217
Net proceeds retained from the Offering	38,370
Income allocated to minority interests from November 2 to December 31, 2004(1)	22,604
Impact of overallotment option on allocated income(2)	(88)
Compensation expense recognized under stock incentive plans	458
Changes in unrealized gains on available-for-sale securities	4,707
Dividend equivalent accrued under stock incentive plans	(61)
Dividends paid and declared	(9,913)

Minority interest at December 31, 2004	135,294

Income allocated to minority interests	163,009
Compensation expense recognized under stock incentive plans	3,168
Changes in unrealized gains on available-for-sale securities	6,651
Dividend equivalent accrued under stock incentive plans	(196)
Dividends declared	(78,496)

Minority interest at December 31, 2005	$229,430

(1)	Because CAM owned 20% of Holdings from November 2, 2004 through November 7, 2004 and 23% from November 8, 2004 through December 31, 2004, the net income allocation of 77.3% is a result of the weighted average based upon the actual number of days.

(2)	The subsequent purchase of 3,000,000 units on November 8, 2004, resulting from the underwriter’s exercise of the overallotment option, increased CAM’s ownership in Holdings by 3% to 23%. As a result, the 3% of income from November 2, 2004 through November 7, 2004 is not allocated to CAM in the income statement. However, CAM purchased 3% of the total equity of Holdings, including 3% of income from November 2, 2004 through November 7, 2004, which is reflected as an increase in equity and as a decrease to minority interest.

(9)	Common Stock
      All shares of Class A Common Stock and Class B Common Stock are identical and entitle the holders to the same rights and privileges, except that the holders of Class B Voting Common Stock possess super-voting rights in the Company, except as otherwise required by law.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(10)	Effect of Initial Public Offering to Stockholders’ Equity
      The table below summarizes the net proceeds retained by the Company from the Offering on November 2, 2004 as presented in the consolidated statements of changes in stockholders’ equity.

		Additional
		Paid-in-
(in thousands)	Common	Capital	Total

Net proceeds from issuance of common stock	$230	$381,901	$382,131
Use of proceeds to purchase membership units from CFP	—	(332,300)	(332,300)

Net proceeds retained by the Company	230	49,601	49,831
Allocation of 77% to minority interest	—	(38,370)	(38,370)

23% of net proceeds from the Offering	$230	$11,231	$11,461

(11)	Profit Sharing Plan
      The Company contributes to a defined contribution profit sharing plan (the PSP Plan) covering substantially all employees. Contributions to the PSP Plan are at the discretion of the Company. For the years ended December 31, 2005, 2004 and 2003, the Company recorded expense for the contributions to the PSP Plan in the amounts of $1.9 million, $1.4 million and $1.8 million, respectively. This expense is included in employee compensation and benefits on the consolidated statements of income.

(12)	Compensation Plans
      The Company accounts for the following compensation plans: Incentive Stock Plans, which are comprised of restricted stock units and stock options, a Supplemental Incentive Compensation Award Plan (SICA) and the Equity Appreciation Units (EAUs).

Incentive Stock Plans
      Certain employees of the Company participate in equity compensation plans, which are comprised of restricted stock units and stock options and are designed to retain key employees. A total of 10,000,000 shares of CAM’s common stock may be granted under the plans.
      RSUs entitle each recipient to receive a share of Class A common stock and a dividend equivalent to the actual dividends declared on CAM’s Class A common stock. RSUs are granted with no strike price and, therefore, the Company receives no proceeds when the RSUs vest. These awards, including accrued dividends, vest at the end of the restriction period, generally between four and six years after the grant date, and are expensed on a straight line basis over the vesting period. During 2005 and 2004, 103,656 and 1,350,212 restricted stock units with an estimated fair value of $3.0 million and $24.3 million, respectively, were awarded

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
to employees of the Company in accordance with the provisions of the plan. A summary of the RSU activity follows:

		Weighted
		Average
	Number	Fair Value of
	of	RSUs
	Shares	Granted

Outstanding at October 26, 2004	—

Granted	1,350,212	$18.00
Forfeited	(4,276)	$18.00
Exercised	—

Outstanding at December 31, 2004	1,345,936	$18.00

Granted	103,656	$28.78
Forfeited	(37,154)	$18.00
Exercised	—

Outstanding at December 31, 2005	1,412,438	$18.79

Converted during the year ended December 31:
2004	—
2005	—
      Stock options entitle each recipient to purchase a share of Class A common stock in exchange for the stated exercise price upon vesting of each award. Under the plan, the exercise price of each option, which has a 10-year life, equals the market price of the company’s stock on the date of grant. The weighted average fair value of options at the date of grant for the years ended December 31, 2005 and 2004 was $11.27 and $6.43 per option, respectively. These awards, including accrued dividends, vest at the end of the restriction period, generally between four and six years after the grant date. The fair value of the award is expensed on a straight line basis over the vesting period. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2005	2004

Dividend yield	0.96%-0.97%	1.56%
Expected volatility	33.0%	33.0%
Risk-free interest rate	3.9%-4.2%	3.7%
Expected life	7.5 years	7.5 years
      During 2005 and 2004, 313,467 and 727,727 stock options with an estimated fair value of $3.5 million and $4.7 million, respectively, were awarded to employees of the Company in accordance with the provisions of the plan. Summarized information on the Company’s outstanding stock options at December 31, 2005 is as follows:

	Options Outstanding			Options Exercisable

		Average	Weighted		Weighted
Range of		Remaining	Average	Number	Average
Exercise	Number of	Contractual	Option	of	Option
Prices	Shares	Life	Price	Shares	Price

$18.00	696,500	8.8 years	$18.00	—	—
$28.76-$29.11	313,467	9.3 years	$28.94	—	—

	1,009,967	9.1 years	$21.35	—	—

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of the stock option activity follows:

		Weighted
	Number	Average
	of	Exercise
	Shares	Price

Outstanding at October 26, 2004	—	$—

Granted	727,727	$18.00
Forfeited	—	$—
Exercised	—	$—

Outstanding at December 31, 2004	727,727	$18.00

Granted	313,467	$28.78
Forfeited	(31,227)	$18.00
Exercised	—	$—

Outstanding at December 31, 2005	1,009,967	$21.35

Exercisable at December 31:
2004	—	$—
2005	—	$—
      Expense recorded in connection with the RSU and stock option plans was $4.1 million during the year ended December 31, 2005 of which $946,300, net of the minority interest, was credited as additional paid-in-capital. During the period from October 27, 2004 to November 1, 2004 and from November 1, 2004 to December, 31, 2004, $32,400 and $594,800 was expensed in connection with the RSU and stock option plans of which $136,800, net of the minority interest, was credited to additional paid-in-capital.

Supplemental Incentive Compensation Award Plan Units
      Certain officers of the company participate in a long-term, deferred Supplemental Incentive Compensation Award Plan (SICA). SICA provides for additional cash compensation payable over a period of three years beginning three years after granting of each award. Compensation expense is recognized monthly on a straight-line basis over the first three years immediately following the granting of each award. Payouts from SICA will be made from the general assets of the Company.

Equity Appreciation Units
      EAUs were a form of cash based compensation that were awarded in accordance with the provisions of the EAU Plan, and were intended to reflect a share in the growth of the equity value of the Company. Because EAUs were purely a form of cash compensation and had no conversion features to common stock, EAUs did not have a dilutive effect on earnings per share. Participants vested in the EAUs if employed by the Company on the vesting date. Payouts from the Plan were made from the general assets of the Company and were based on the value of the awards on the vesting date.
      The EAU Plan was terminated in November 2004 in connection with the Offering. Upon termination of this plan one-half of each EAU participant’s earned balance was paid in cash to the participants. The remainder of each participant’s earned balance was converted into restricted stock units (RSU) and the corresponding liability of $6.7 million was recorded to additional paid-in capital.
      Compensation expense of $9.1 million and $2.8 million was recognized for the period ended November 1, 2004 and for the year ended December 31, 2003, respectively. No liability was recorded at December 31, 2005 and 2004.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(13)	Income Taxes
      The provision for income taxes for the years ended December 31, 2005, 2004 and 2003 consist of the following:

		November 2 to	January 1 to
		December 31,	November 1,
(in thousands)	2005	2004	2004	2003

Current:
Federal	$8,309	$1,104	$—	$—
State	1,989	248	1,567	1,117

Total current income taxes	10,298	1,352	1,567	1,117

Deferred:
Federal	7,537	1,059	—	—
State	1,789	238	—	—

Total deferred income taxes	9,326	1,297	—	—

Total income taxes	$19,624	$2,649	$1,567	$1,117

      Deferred income taxes reflect the expected future tax consequences of temporary differences between carrying amounts and tax bases of the Company’s assets and liabilities. The significant components of deferred income taxes at December 31, 2005 and 2004 are as follows:

(in thousands)	2005	2004

Deferred tax assets:
Intangible assets	$114,575	$122,074
Other	1,520	603

Total deferred tax assets	116,095	122,677

Deferred tax liabilities:
Unrealized net holding gains on investments on available for sale securities	1,357	559
Deferred sales commission	4,699	3,700
Other	913	340

Total deferred tax liabilities	6,969	4,599

Net deferred tax assets	$109,126	$118,078

      Deferred tax assets and liabilities are reflected on the Company’s Consolidated Statements of Financial Condition as a net deferred tax asset. The current and non-current portions of the net deferred tax asset were $7.8 million and $101.3 million, respectively, at December 31, 2005 and $6.9 million and $111.2 million at December 31, 2004.
      In November 2004, the Company recorded a net deferred tax asset of $119.9 million as a result of the purchase of 20,000,000 membership units from CFP, whereby the Company made an election under Section 754 of the Internal Revenue Code (IRC) (Section 754) to mark to current market value all assets that it purchased. However, the assets acquired in connection with purchase of the 3,000,000 membership units directly from Holdings do not qualify for mark-to-market treatment under Section 754. Most of the assets receiving the stepped-up basis for tax purposes are in the form of intangible assets, such as management contracts, distribution contracts and intellectual property. These intangible assets will generally be amortized

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
over 15 years, and this amortization will create a future tax benefit of approximately $8.3 million per year, expiring in fiscal year 2019. The Company believes that all deferred income tax assets will be realized; therefore, no valuation allowances have been established.
      In 2004, the Company reported the deferred tax consequences of its deferred sales commissions in aggregate as a net deferred tax asset. In 2005, the Company bifurcated and reported separately the intangible asset amortization, including the portion relating to the Section 754 step up in tax basis, as a deferred tax asset and the deferred sales commission deduction arising from the timing difference in book and taxable income as a deferred tax liability. The amounts for 2004 have been reclassified to conform to the current year’s presentation.
      In 2005, the Company recorded an adjustment to correct the income tax rate that was initially used in 2004 to establish the net deferred tax asset, which resulted in a $0.8 million increase in the net deferred tax asset as of December 31, 2005. In 2005, the Company established a deferred tax asset related to certain offering costs, which resulted in a $0.4 million increase to the net deferred tax asset as of December 31, 2005. These corrections were recorded as an increase in additional paid-in-capital and did not have any effect on net income.
      The following table reconciles the statutory federal income tax rate to the effective income tax rate.

	Twelve			Twelve
	Months			Months
	Ended	November 2 to	January 1 to	Ended
	December 31,	December 31,	November 1,	December 31,
	2005	2004	2004	2003

Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%	35.0%
Income passed through to stockholders	—	—	(35.0%)	(35.0%)
State income taxes, net of federal tax benefits	5.0%	4.8%	1.5%	1.6%
Other non-deductible items	0.2%	0.1%	0.0%	0.0%

Effective income tax rate	40.2%	39.9%	1.5%	1.6%

      For the periods ended prior to November 2, 2004, CFP elected to be taxed as an S corporation under the IRC. Therefore, the income and expenses of CFP were included in the income tax returns of its stockholders. CFP was subject to only Illinois replacement tax and certain other state taxes.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(14)	Earnings Per Share
      The following table reflects the calculation of basic and diluted earnings per share:

		November 2 to	January 1 to
		December 31,	November 1,
(in thousands, except per share amounts)	2005	2004	2004	2003

Earnings per share — basic:
Earnings available to common shareholders	$29,222	$3,992	$102,182	$67,326
Weighted average shares outstanding	23,000	22,700	96,800	96,800

Earnings per share — basic	$1.27	$0.18	$1.06	$0.70

Earnings per share — diluted:
Income before minority interest in Calamos Holdings LLC and income taxes	$211,855	$29,250
Less: Impact of income taxes	85,102	11,668

Earnings per share available to common shareholders	126,753	17,582	$102,182	$67,326
Weighted average shares outstanding	23,000	22,700	96,800	96,800
Conversion of membership units for common stock	77,000	77,300	—	—
Dilutive impact of RSUs	577	491	—	—
Dilutive impact of stock options	49	—	—	—

Weighted average shares and potential dilutive shares outstanding	100,626	100,491	96,800	96,800

Earnings per share — dilutive	$1.26	$0.17	$1.06	$0.70

      Diluted shares outstanding for 2005 and for the period of November 2, 2004 to December 31, 2004 are calculated (a) assuming Calamos Family Partners, Inc. and John P. Calamos, Sr. exchanged all of their membership units in Calamos Holdings LLC for shares of the Company’s Class A common stock on a one-for-one basis and (b) including the effect of outstanding restricted stock unit and option awards. In calculating diluted earnings per share for 2005 and for the period November 2, 2004 to December 31, 2004, the effective tax rates of 40.2% and 39.9%, respectively, were applied to income before minority interest in Calamos Holdings LLC and income taxes.
      The Company uses the treasury stock method to reflect the dilutive effect of unvested restricted stock units and unexercised stock options in diluted earnings per share. As such, the dilutive effect of such options and RSUs would result in the addition of a net number of shares to the weighted-average number of shares used in the calculation of diluted earnings per share. Under the treasury stock method, if the average market price of common stock increases above the exercise price, the proceeds that would be assumed to be realized would be assumed to be used to acquire outstanding shares of common stock. However, pursuant to SFAS 123, the awards may be anti-dilutive even when the market price of the underlying stock exceeds the related exercise price. This result is possible because compensation cost attributed to future services and not yet recognized is included as a component of the assumed proceeds.
      Stock options for 313,467 shares and RSUs for 6,656 shares were excluded from the computation of diluted earnings per share for the year ended December 31, 2005 as they were anti-dilutive. Stock options for 727,727 shares were excluded from the computation of diluted earnings per share for the year ended

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004 as they were anti-dilutive. No RSUs were anti-dilutive in 2004. Prior to the offering, no options or dilutive securities were outstanding.

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
      The Company leases office space and computer equipment under long-term operating leases expiring at various dates throughout fiscal year 2025. Lease expenses for years ended December 31, 2005, 2004 and 2003 were $3.8 million, $1.7 million and $0.9 million, respectively. At December 31, 2005, the Company’s aggregate future minimum payments for operating leases having initial or non-cancelable terms greater than one year were payable as follows:

Minimum
(in thousands)	Payments

Year ended December 31:
2006	$3,517
2007	3,541
2008	3,573
2009	3,617
2010	3,717
Thereafter	62,909

Total minimum lease payments	$80,874

(16)	Regulatory and Net Capital Requirements
      As a broker/ dealer, CFS is subject to the Securities and Exchange Commission’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, and requires that the ratio of aggregate indebtedness to net capital (net capital ratio), as defined, shall not exceed 15 to 1. As of December 31, 2005 and 2004, the net capital, the excess of the required net capital and the net capital ratio were as follows:

	2005	2004

Net capital	$6,574	$6,453
Excess of required net capital	$5,239	$5,502
Net capital ratio	3.05	2.21
      CFS is not required to compute the Reserve Requirements under Exhibit A of Rule 15c3-3(k)(2)(i) or to include Information Relating to the Possession or Control Requirements under Rule 15c3-3, because the Registrant operates primarily with the purpose of distributing mutual fund shares and does not hold customer funds or safekeep customer securities.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(17)	Concentration Risk
      For the years ended December 31, 2005, 2004 and 2003, total revenues derived from services provided to two Company-sponsored mutual funds, the Calamos Growth Fund and the Calamos Growth and Income fund were as follows:

	2005	2004	2003

Calamos Growth Fund	47%	40%	32%
Calamos Growth and Income Fund	16%	16%	15%

(18)	Recently Issued Accounting Pronouncements
      Effective January 1, 2004, the Company adopted the fair value recognition provisions of SFAS 123. In December 2004, the FASB revised SFAS 123 (SFAS 123(R)), requiring public registrants to recognize the cost resulting from all stock-based compensation transactions in their financial statements. In April 2005, the Securities and Exchange Commission deferred the compliance date of SFAS 123(R) until 2006 for calendar-year companies. We intend to adopt SFAS 123(R) in the first quarter of 2006 and do not believe that the implementation will have a material effect on the Company’s financial statements.
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

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None

Item 9A.	Controls and Procedures
      As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) (the Exchange Act). Based upon that evaluation, the chief executive officer and chief accounting officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
      No significant changes were made in our internal control over financial reporting during the Company’s fourth quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
      Management’s Report on Internal Control Over Financial Reporting and KPMG LLP’s Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting are included in Item 8 of Part II, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Item 9B.	Other Information
      None
PART III

Item 10.	Directors and Executive Officers of the Registrant

Management	Directors
John P. Calamos, Sr.
Chairman, Chief Executive
Officer and Co-Chief
Investment Officer

Nick P. Calamos
Senior Executive Vice President and
Co-Chief Investment Officer

Patrick H. Dudasik
Executive Vice President,
Chief Financial Officer and Treasurer

James S. Hamman, Jr.
Executive Vice President,
General Counsel and Secretary

Scott Craven Jones
Executive Vice President and
Chief Administrative Officer
James F. Baka
Senior Vice President and
National Sales
Manager-Institutional
Services

Nimish S. Bhatt
Senior Vice President and
Director of Operations

Robert M. Kunimura
Senior Vice President and
Chief Technology Officer

Philip (Phipps) E. Moriarty
Senior Vice President and
National Sales
Manager-Intermediary
Channels	John P. Calamos, Sr.
Chairman, Chief Executive Officer and Co-Chief
Investment Officer

Nick P. Calamos
Senior Executive Vice President and
Co-Chief Investment Officer

G. Bradford Bulkley
Founder
Bulkley Capital, L.P.

Richard W. Gilbert
President
Gilbert Communications, Inc.

Arthur L. Knight
Private Investor and
Business Consultant
Former President and Chief
Executive Officer
Morgan Products, Ltd.
      Additional information regarding the Directors and Executive Officers of the Company and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference from our definitive proxy statement for our 2006 Annual Meeting of Stockholders (the “Proxy Statement”).

      The Company has adopted a Code of Business Conduct and Ethics (the Code of Conduct) that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Conduct is posted on the Investor Relations section of our website (www.calamos.com) and available in print free of charge to any shareholder who requests a copy. Interested parties may address a written request for a printed copy of the Code of Conduct to: Secretary, Calamos Asset Management, Inc., 2020 Calamos Court, Naperville, IL 60563. We intend to satisfy the disclosure requirement regarding any amendment to, or a waiver of, a provision of the Code of Conduct by posting such information on our website.

Item 11.	Executive Compensation
      Information required for this Item is incorporated herein by reference to the registrant’s proxy statement for its annual meeting of shareholders to be held on June 1, 2006.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      Information required for this Item is incorporated herein by reference to the registrant’s proxy statement for its annual meeting of shareholders to be held on June 1, 2006.

Item 13.	Certain Relationships and Related Transactions
      Information required for this Item is incorporated herein by reference to the registrant’s proxy statement for its annual meeting of shareholders to be held on June 1, 2006.

Item 14.	Principal Accounting Fees and Services
      Information required for this Item is incorporated herein by reference to the registrant’s proxy statement for its annual meeting of shareholders to be held on June 1, 2006.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this report.
      1. Financial Statements: See Item 8 of Part II.
      2. Financial Statement Schedules: None.
      3. List of Exhibits:

Exhibit
Number	Description of Exhibit

3(i)	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2004).
3(ii)	Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2005).
4.1	Stockholders’ Agreement among John P. Calamos, Sr., Nick P. Calamos and John P. Calamos, Jr., certain trusts controlled by them, Calamos Family Partners, Inc. and the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 3, 2004).
4.2	Registration Rights Agreement between Calamos Family Partners, Inc., John P. Calamos, Sr. and the Registrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 3, 2004).
10.1	Employment Agreement between the Registrant and John P. Calamos, Sr. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 3, 2004).
10.2	Employment Agreement between the Registrant and Nick P. Calamos (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 3, 2004).
10.3	Employment Agreement between the Registrant and James S. Hamman, Jr. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities an Exchange Commission on December 3, 2004).
10.4	Employment Agreement between the Registrant and Patrick H. Dudasik (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 3, 2004).
10.5	Calamos Asset Management, Inc. Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 3, 2004).
10.6	Form of EAU-Based RSU Award Statement (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 3, 2004).
10.7	Form of IPO Equity Award Statement (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 3, 2004).
10.8	Form of Services-Based RSU Award Statement (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 3, 2004).
10.9	Contribution Agreement between the Registrant and Calamos Holdings LLC (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 3, 2004).

Exhibit
Number	Description of Exhibit

10.10	Tax Indemnity Agreement among the Registrant, Calamos Family Partners, Inc. and Calamos Holdings LLC (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 3, 2004).
10.11	Second Amended and Restated Limited Liability Company Agreement of Calamos Holdings LLC effective as of November 2, 2004, by and among Calamos Family Partners, Inc., John P. Calamos, Sr. and the Registrant (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 3, 2004).
10.12	Amendment No. 1 to the Second Amended and Restated Limited Liability Company Agreement of Calamos Holdings LLC.
10.13	Amendment Number 1 to Management Services Agreement between the Registrant and Calamos Family Partners, Inc. (incorporated by reference to Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 12, 2005).
10.14	Lease between 2020 Calamos Court LLC and Calamos Holdings LLC (formerly with Calamos Holdings, Inc.) (incorporated by reference to Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 2005).
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2005).
23.1	Consent of Independent Registered Public Accounting Firm, KPMG LLP.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
      Upon written request by a stockholder to our Secretary, James S. Hamman, Jr., at 2020 Calamos Court, Naperville, Illinois 60563, any exhibit shall be available at a reasonable charge (which will be limited to our reasonable expenses in furnishing such exhibits).

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 10, 2006.

CALAMOS ASSET MANAGEMENT, INC.

By:	/s/ Patrick H. Dudasik

Name: Patrick H. Dudasik

Title:	Executive Vice President, Chief Financial Officer and Treasurer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John P. Calamos, Sr. John P. Calamos, Sr.	Chairman of the Board, Chief Executive Officer and Co-Chief Investment Officer (Principal Executive Officer)	March 10, 2006

/s/ Patrick H. Dudasik Patrick H. Dudasik	Executive Vice President, Chief Financial Officer and Treasurer	March 10, 2006

/s/ Nick P. Calamos Nick P. Calamos	Senior Executive Vice President, Co-Chief Investment Officer and Director	March 10, 2006

/s/ G. Bradford Bulkley G. Bradford Bulkley	Director	March 10, 2006

/s/ Richard W. Gilbert Richard W. Gilbert	Director	March 10, 2006

/s/ Arthur L. Knight Arthur L. Knight	Director	March 10, 2006