Form 10-Q
period 2006-03-31
Calamos Asset Management, Inc. /DE/
filed 2006-05-09
CIK 1299033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED:
March 31, 2006
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
At May 1, 2006, the company had 23,161,898 shares of Class A common stock and 100 shares of Class B common stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share data)

	March 31,	December 31,
	2006	2005
	(unaudited)
ASSETS:
Current assets
Cash and cash equivalents	$213,520	$210,469
Receivables:
Affiliates and affiliated funds	26,983	24,670
Customers	11,747	9,806
Investment securities	136,875	128,265
Investment in partnerships	92,535	79,956
Prepaid expenses	2,864	2,342
Deferred tax asset, net	8,958	7,846
Other	113	195

Total current assets	493,595	463,549

Non-current assets
Deferred tax asset, net	97,008	101,280
Deferred sales commissions	60,097	58,390
Property and equipment, net of accumulated depreciation ($7,938 at 3/31/06 and $6,357 at 12/31/05)	42,580	40,547
Other non-current assets	1,771	1,711

Total non-current assets	201,456	201,928

Total assets	695,051	665,477

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities
Accounts payable:
Brokers	20,283	18,485
Affiliates and affiliated funds	97	93
Accrued compensation and benefits	7,140	19,131
Accrued expenses and other current liabilities	11,976	11,025

Total current liabilities	39,496	48,734

Long-term liabilities
Long-term debt	150,000	150,000
Other long-term liabilities	6,713	6,726

Total long-term liabilities	156,713	156,726

Total liabilities	196,209	205,460

Minority interest in investment in partnerships	50,716	44,453
Minority interest in Calamos Holdings LLC	253,400	229,430

Stockholders’ equity:
Class A Common Stock, $0.01 par value. Authorized 600,000,000 shares; issued and outstanding 23,161,898 shares at 3/31/06 and 23,000,000 shares at 12/31/05	232	230
Class B Common Stock, $0.01 par value. Authorized 1,000 shares; issued and outstanding 100 shares	0	0
Additional paid-in capital	156,807	156,274
Retained earnings	33,593	26,698
Accumulated other comprehensive income	4,094	2,932

Total stockholders’ equity	194,726	186,134

Total liabilities, minority interest and stockholders’ equity	$695,051	$665,477

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2006 and 2005
(in thousands, except share data)
(unaudited)

	2006	2005
Revenues:
Investment management fees	$81,479	$65,840
Distribution and underwriting fees	38,140	30,625
Other	1,144	856

Total revenues	120,763	97,321

Expenses:
Employee compensation and benefits	19,006	14,921
Distribution and underwriting expense	24,965	17,671
Amortization of deferred sales commissions	7,740	7,876
Marketing and sales promotion	3,108	3,468
General and administrative	7,174	4,396

Total expenses	61,993	48,332

Operating income	58,770	48,989

Other income (expense):
Net interest income (expense)	362	(1,171)
Investment and other income	11,786	(3,815)
Minority interest in partnership investments	(6,262)	2,150

Total other income (expense), net	5,886	(2,836)

Income before minority interest in Calamos Holdings LLC and income taxes	64,656	46,153
Minority interest in Calamos Holdings LLC	49,623	35,535

Income before income taxes	15,033	10,618
Income taxes	6,028	4,247

Net income	$9,005	$6,371

Earnings per share
Basic	$0.39	$0.28

Diluted	$0.38	$0.28

Weighted average shares outstanding
Basic	23,161,998	23,000,100

Diluted	100,973,155	100,598,485

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2006
(in thousands)
(unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income	Total
Balance at December 31, 2005	$230	$156,274	$26,698	$2,932	$186,134

Net income	—	—	9,005	—	9,005
Changes in unrealized gains on available-for-sale securities, net of minority interest and income taxes	—	—	—	1,146	1,146

Total comprehensive income					10,151

Issuance of common stock under stock incentive plans (161,898 Class A common shares)	2	119	—	16	137
Compensation expense recognized under stock incentive plans, net of minority interest	—	414	—	—	414
Dividend equivalent accrued under stock incentive plans, net of minority interest	—	—	(25)	—	(25)
Dividends declared	—	—	(2,085)	—	(2,085)

Balance at March 31, 2006	$232	$156,807	$33,593	$4,094	$194,726

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2006 and 2005
(in thousands)
(unaudited)

	2006	2005

Cash and cash equivalents at beginning of year	$210,469	$149,768

Cash flows from operating activities:
Net income	9,005	6,371
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest in partnership investments	6,262	(2,150)
Minority interest in Calamos Holdings LLC	49,623	35,535
Amortization of deferred sales commissions	7,740	7,876
Other depreciation and amortization	1,653	962
Unrealized depreciation (appreciation) on investment securities	(234)	3,761
Unrealized depreciation (appreciation) on partnership investments	(10,898)	91
Management fee received in partnership units	(40)	(40)
Stock-based compensation	1,788	997
Deferred taxes	2,672	1,625
Increase in assets:
Accounts receivable:
Affiliates and affiliated mutual funds	(2,313)	(1,240)
Customers	(1,941)	(463)
Deferred sales commissions	(9,447)	(10,143)
Other assets	(3,214)	(1,036)
Increase (decrease) in liabilities:
Accounts payable	1,802	1,631
Accrued compensation and benefits	(11,991)	(4,384)
Other liabilities and accrued expenses	1,521	2,386

Net cash provided by operating activities	41,988	41,779

Cash flows used in investing activities:
Net additions to property and equipment	(3,615)	(11,120)
Net purchases of securities and partnership investments	(1,763)	(25,493)

Net cash used in investing activities	(5,378)	(36,613)

Cash flows used in financing activities:
Deferred tax benefit on vesting under stock incentive plans	(289)	—
Cash distributions paid to minority shareholders	(31,185)	(22,904)
Cash dividends paid to common shareholders	(2,085)	(1,610)

Net cash used in financing activities	(33,559)	(24,514)

Net increase (decrease) in cash	3,051	(19,348)

Cash and cash equivalents at end of period	$213,520	$130,420

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(1) Organization and Description of Business
Calamos Asset Management, Inc. (CAM), together with its subsidiaries (the Company), primarily provides investment advisory services to individual and institutional investors as well as investment advisory services to a family of open-end and closed-end funds. CAM operates and controls all of the business and affairs of Calamos Holdings LLC (Holdings), and, as a result of this control, consolidates the financial results of Holdings with its own financial results.
(2) Basis of Presentation
The consolidated financial statements as of March 31, 2006 and for the three months ending March 31, 2006 and 2005 have not been audited by the Company’s independent registered public accounting firm. In the opinion of management, such information contains all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial condition and results of operations. The results for the interim periods ended March 31 are not necessarily indicative of the results to be obtained for a full fiscal year. Certain amounts for the prior year have been reclassified to conform to the current year’s presentation.
Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from these estimates.
Calamos Family Partners, Inc.’s (CFP) and John P. Calamos, Sr.’s combined 76.9% and 77% interest in Holdings at March 31, 2006 and 2005, respectively, is represented as minority interest in the Company’s financial statements. Income before minority interest in Calamos Holdings LLC and income taxes, which was $64.7 million and $46.2 million for the three months ended March 31, 2006 and 2005, respectively, included approximately $106,700 and $4,200 of investment income earned on cash and cash equivalents held solely by CAM during the same periods. This investment income is not reduced by any minority interests; therefore, the resulting minority interest is less than 76.9% and 77% for the three months ended March 31, 2006 and 2005, respectively.
(3) Cash and Cash Equivalents
At March 31, 2006, the Company had $2.8 million in a restricted escrow account that has been designated to fund leasehold improvements for the office facility at 2020 Calamos Court in Naperville, Illinois.
(4) Earnings Per Share
The following table reflects the calculation of basic and diluted earnings per share:

	Three Months Ended
(in thousands, except per share data)	March 31,
	2006	2005
Earnings per share — basic
Earnings available to common shareholders	$9,005	$6,371
Weighted average shares outstanding	23,162	23,000

Earnings per share — basic	$0.39	$0.28

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
(in thousands except per share data)	March 31,
	2006	2005
Earnings per share — diluted
Income before minority interest in Calamos Holdings LLC and income taxes	$64,656	$46,153
Less: Impact of income taxes	25,927	18,461

Earnings available to common shareholders	$38,729	$27,692

Weighted average shares outstanding	23,162	23,000
Conversion of membership units for common stock	77,000	77,000
Dilutive impact of restricted stock units	660	547
Dilutive impact of stock options	151	51

Weighted average shares and potential dilutive shares outstanding	100,973	100,598

Earnings per share — dilutive	$0.38	$0.28

Diluted shares outstanding for the three months ended March 31, 2006 and 2005 are calculated (a) assuming CFP and John P. Calamos, Sr. exchanged all of their membership units in Holdings for shares of the Company’s Class A common stock on a one-for-one basis and (b) including the effect of outstanding restricted stock unit and stock option awards. An effective tax rate of 40.1% and 40.0% was applied to income before minority interest in Holdings and income taxes in calculating diluted earnings available to common shareholders for the three months ended March 31, 2006 and 2005, respectively.
The Company uses the treasury stock method to reflect the dilutive effect of unvested restricted stock units (RSUs) and unexercised stock options on diluted earnings per share. Under the treasury stock method, if the average market price of common stock increases above the option’s exercise price, the proceeds that would be assumed to be realized from the exercise of the option would be assumed to be used to acquire outstanding shares of common stock. However, pursuant to the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standard (SFAS) No. 123(R), Share-Based Payment (SFAS 123(R)), the awards may be anti-dilutive even when the market price of the underlying stock exceeds the related exercise price. This result is possible because compensation cost attributed to future services and not yet recognized is included as a component of the assumed proceeds upon exercise. As such, the dilutive effect of such options and RSUs would result in the addition of a net number of shares to the weighted-average number of shares used in the calculation of diluted earnings per share. For the three months ended March 31, 2006, stock options for 665,362 shares were excluded from the computation of diluted earnings per share, as they were anti-dilutive. No RSUs were anti-dilutive during the three months ended March 31, 2006. For the three months ended March 31, 2005, stock options for 293,500 shares and RSUs for 97,000 shares were excluded from the computation of diluted earnings per share, as they were anti-dilutive.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(5) Incentive Compensation Plan
Certain employees of the Company participate in an incentive compensation plan, which includes stock options and restricted stock units (RSUs). The Company intends to issue new shares of CAM’s Class A common stock upon the exercise of stock options or upon conversion of RSUs. The Annual Report on Form 10-K for the year ended December 31, 2005 provides details of this plan and its provisions.
On January 1, 2006, the Company adopted SFAS 123(R), Share-Based Payment, which requires public registrants to recognize the cost of stock-based compensation in their financial statements based on the grant-date fair value of the award. The Company adopted the fair value recognition provisions of SFAS 123 effective January 1, 2004 and elected to recognize compensation expense based upon the grant-date fair value. The provisions of SFAS 123(R) are similar, but not identical, to the fair value recognition that the Company has used since the beginning of 2004. The effects of this change do not have a material impact on the Company’s financial statements.
A summary of the stock option activity for the three months ended March 31, 2006 is as follows:

		Weighted
	Number	Average
	of Shares	Exercise Price
Outstanding at beginning of period	1,009,967	$21.35
Granted	387,780	35.43
Forfeited	(54,067)	25.19
Exercised	—	—

Outstanding at end of period	1,343,680	25.26

At March 31, 2006, the Company had 1,343,680 stock options outstanding with a weighted average remaining contractual life of 9.2 years and an aggregate intrinsic value of $16.3 million. No stock options granted under this plan have become exercisable as of March 31, 2006.
The weighted average fair value of stock options at the date of grant for the three months ended March 31, 2006 and 2005 was $14.33 and $11.25, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2006	2005
Dividend yield	1.02%	0.97%
Expected volatility	33%	33%
Risk-free interest rate	4.6%	3.9%
Expected life	7.5 years	7.5 years

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
A summary of the RSU activity for the three months ended March 31, 2006 is as follows:

		Weighted
		Average Fair
	Number	Value of RSUs
	of Shares	Granted
Outstanding at beginning of period	1,414,862	$18.79
Granted	129,260	35.43
Forfeited	(18,790)	24.89
Exercised	(233,599)	18.00

Outstanding at end of period	1,291,733	20.51

At March 31, 2006, the Company had 1,291,733 RSUs outstanding with a weighted average remaining contractual life of 4.4 years and an aggregate intrinsic value of $48.3 million. The weighted average fair value of RSUs at the date of grant for the three months ended March 31, 2006 and 2005 was $35.43 and $28.76, respectively. The aggregate intrinsic value and the fair value of RSUs exercised and vested during the three months ended March 31, 2006 was $7.3 million.
In connection with the 233,599 shares exercised during the first quarter of 2006, 161,898 RSUs, net of units withheld for taxes, were converted, on a one-for-one basis, for shares of CAM’s Class A common stock. The total intrinsic value and the fair value of the converted shares was $5.1 million. This conversion changed CAM’s ownership in Holdings to 23.1%. RSUs are granted with no strike price and, therefore, the Company receives no proceeds when the RSUs are exercised. Because RSUs are typically settled with newly issued shares, there is no cash used by the Company to settle awards. The total tax benefit realized by CAM in connection with the exercise of the RSUs during the three months ended March 31, 2006 was $676,000. No RSUs were exercised and vested during the three months ended March 31, 2005.
Expense recorded in connection with the RSUs and stock options was $1.8 million during the three months ended March 31, 2006 of which $414,000, net of minority interest, was credited as additional paid-in capital. Expense recorded in connection with the RSUs and stock options was $1.0 million during the three months ended March 31, 2005 of which $229,000, net of minority interest, was credited as additional paid-in capital. The amount of deferred tax asset created was $166,000 and $92,000 during the three months ended March 31, 2006 and 2005, respectively. At March 31, 2006, approximately $23.0 million of total unrecognized compensation expense related to nonvested stock option and RSU awards is expected to be recognized over a weighted-average period of 4.7 years.
(6) New Accounting Pronouncements
In June 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, which changes the requirements for accounting for and reporting a change in accounting principle. SFAS 154 requires companies to account for and apply voluntary changes in accounting principles retrospectively to prior periods’ financial statements, rather than recording a cumulative effect adjustment within the period of the change, unless it is impractical to determine the effects of the change on each period being presented. The provisions of SFAS 154 for accounting changes and corrections of errors made became effective for the Company beginning January 1, 2006. The implementation of this standard did not have a material effect on our financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
We provide investment advisory services to institutions and individuals, managing $47.6 billion in client assets at March 31, 2006. Our operating results fluctuate primarily due to changes in the total value and composition of our assets under management. The value and composition of our assets under management are, and will continue to be, influenced by a variety of factors including purchases and redemptions of shares of the open-end funds and other investment products that we manage, fluctuations in the financial markets around the world that result in appreciation or depreciation of assets under management and our introduction of new investment strategies and products.
The value and composition of our assets under management and our ability to continue to attract clients depends on a variety of factors including the education of our clients about our investment philosophy, the delivery of best-in-class service, the relative investment performance of our investment products as compared to competing offerings and market indices, the competitive conditions in the mutual fund, asset management and broader financial services sectors, investor sentiment and confidence, and our decision to open or close products and strategies when deemed to be in the best interests of our clients.
We market our investment strategies to our clients through a variety of products designed to suit their investment needs. We currently offer six types of mutual fund and separate account investment products. The following table details our assets under management at March 31, 2006 and 2005.

(in millions)	March 31,
	2006	2005
Mutual Funds
Open-end funds	$28,838	$21,482
Closed-end funds	6,176	5,884

Total mutual funds	35,014	27,366

Separate Accounts
Institutional accounts	4,647	3,347
Managed accounts	7,032	6,911
Private client accounts	808	549
Alternative investments	100	73

Total separate accounts	12,587	10,880

Total assets under management	$47,601	$38,246

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
Our largest operating expenses are related to the distribution of mutual funds, including Rule 12b-1 payments, employee compensation and benefits expense, which includes salaries, incentive compensation and related benefits costs, and amortization of deferred sales commissions for open-end mutual funds. Operating expenses may fluctuate due to a number of factors, including changes in distribution expense as a result of fluctuations in mutual fund sales and market appreciation or depreciation, variations in staffing and compensation, and depreciation and amortization relating to capital expenditures incurred to maintain and enhance our administrative and operating services infrastructure.

Operating Results
Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005
Assets Under Management
Assets under management increased by $9.4 billion, or 24%, to $47.6 billion at March 31, 2006 from $38.2 billion at March 31, 2005. At March 31, 2006, our assets under management consisted of 74% mutual funds and 26% separate accounts, as compared to 72% mutual funds and 28% separate accounts at March 31, 2005.

	Three Months Ended
(in millions)	March 31,		Change
	2006	2005	Amount	Percent
Mutual Funds
Beginning assets under management	$31,898	$26,951	$4,947	18%
Net purchases	1,368	1,551	(183)	12
Market appreciation (depreciation)	1,748	(1,136)	2,884	254

Ending assets under management	35,014	27,366	7,648	28

Average assets under management	33,889	27,157	6,732	25

Separate Accounts
Beginning assets under management	11,907	11,024	883	8
Net purchases	72	403	(331)	82
Market appreciation (depreciation)	608	(547)	1,155	211

Ending assets under management	12,587	10,880	1,707	16

Average assets under management	12,377	10,891	1,486	14

Total Assets Under Management
Beginning assets under management	43,805	37,975	5,830	15
Net purchases	1,440	1,954	(514)	26
Market appreciation (depreciation)	2,356	(1,683)	4,039	240

Ending assets under management	47,601	38,246	9,355	24

Average assets under management	$46,266	$38,048	$8,218	22%

Mutual fund net purchases decreased by $183 million, or 12%, to $1.4 billion for the three months ended March 31, 2006 from $1.6 billion for the prior year. The decrease in mutual fund net purchases was due to higher open-end fund redemptions which have increased with the growth in assets under management. The Market Neutral Income Fund had net inflows of $179 million for the three months ended March 31, 2006 compared to net outflows of $50 million for the prior year period. For the three months ended March 31, 2006 and 2005, net inflows of the Growth Fund were $818 million and $1.4 billion, respectively, while net inflows of the Global Growth and Income Fund were $107 million and $16 million for the same periods, respectively. There were no new closed-end fund offerings during the three months ended March 31, 2006 or 2005.
Separate account net purchases decreased by $331 million to $72 million for the first quarter of 2006 from $403 million in the prior year period. Separate account outflows in our convertible strategies, which remain closed to new investors, continue to be offset by inflows in our equity strategies, primarily through our international sub-advised relationships.

Revenues
Total revenues increased by $23.4 million, or 24%, to $120.8 million for the three months ended March 31, 2006 from $97.3 million compared to the prior year. The increase was primarily due to higher investment management fees and distribution and underwriting fees.

(in thousands)	Three Months Ended March 31,		Change
	2006	2005	Amount	Percent
Investment management fees	$81,479	$65,840	$15,639	24%
Distribution and underwriting fees	38,140	30,625	7,515	25%
Other	1,144	856	288	34%

Total revenues	$120,763	$97,321	$23,442	24%

Investment management fees increased by $15.6 million, or 24%, to $81.5 million for the three months ended March 31, 2006 from $65.8 million for the first quarter of 2005 as a result of an $8.2 billion increase in average assets under management. The overall growth in investment management fees was due primarily to an increase in mutual fund investment management fees, which increased to $65.0 million for the three months ended March 31, 2006 from $52.1 million for the prior year period. Open-end fund investment management fees increased to $52.1 million for the quarter ended March 31, 2006 from $39.7 million for the prior year period as a result of a $6.7 billion increase in open-end fund average assets under management. Closed-end fund investment management fees increased to $12.8 million for the three months ended March 31, 2006 from $12.4 million for the prior year as a result of an increase in closed-end fund average assets under management of $0.2 billion. Investment management fees from separate accounts increased to $16.5 million for the three months ended March 31, 2006 from $13.7 million for the prior year as a result of an increase in separate accounts average assets under management of $1.5 billion. Investment management fees as a percentage of average assets under management increased to 0.71% for the three months ended March 31, 2006 from 0.69% for the prior year, representing the increase in assets in our equity strategies which generally carry higher fees.
Distribution and underwriting fees increased by $7.5 million, or 25%, to $38.1 million for the three months ended March 31, 2006 from $30.6 million for the first quarter of 2005, primarily due to a $6.7 billion increase in open-end funds average assets under management.
Operating Expenses
Operating expenses increased by $13.7 million, or 28%, to $62.0 million for the three months ended March 31, 2006 from $48.3 million for the prior year. The increase was primarily due to higher distribution and underwriting, employee compensation and benefits and general and administrative expenses.

(in thousands)	Three Months Ended March 31,		Change
	2006	2005	Amount	Percent
Employee compensation and benefits	$19,006	$14,921	$4,085	27%
Distribution and underwriting expense	24,965	17,671	7,294	41%
Amortization of deferred sales commissions	7,740	7,876	(136)	2%
Marketing and sales promotion	3,108	3,468	(360)	10%
General and administrative	7,174	4,396	2,778	63%

Total operating expenses	$61,993	$48,332	$13,661	28%

Employee compensation and benefits expense increased by $4.1 million for the three months ended March 31, 2006 when compared to the prior year largely due to higher salary and benefits expense as we continued to expand our staffing levels to build our institutional sales efforts, to internalize mutual fund client services and to expand our staff in order to support our public company requirements, and due to higher equity compensation expense resulting from new awards granted under our existing incentive compensation plan.
Distribution and underwriting expense increased by $7.3 million, or 41%, primarily due to an increase of $4.4 million resulting from the growth in the Class C share assets older than one year and to an increase of $2.9 million resulting from the growth of average open-end fund assets under management. Class C share assets do not generate distribution expense in the first year following their sale, because we retain the Rule 12b-1 fees during that first year to offset the upfront commissions that we pay.

However, Class C share assets do generate a distribution expense in subsequent years as we pay the Rule 12b-1 fees to the selling firms. Although the Rule 12b-1 fee rates we paid to broker-dealers and other intermediaries in the three months ended March 31, 2006 did not change from the rates paid in the prior year, we expect distribution expense to increase to the extent our open-end mutual funds assets under management continue to grow.
Marketing and sales promotion expense decreased by $0.4 million primarily due to cost savings recognized through efficiencies in fulfillment and a decrease in certain estimated supplemental compensation payments. We expect these expenses will fluctuate with changes in the number of customers and with changes in mutual fund assets under management.
General and administrative expense increased by $2.8 million primarily due to a $1.2 million increase in occupancy-related costs and a $0.7 million increase in depreciation expense. The increase in occupancy costs and depreciation expense was primarily due to costs associated with occupying our new headquarters. The increase in depreciation expense was due to the depreciation of new assets placed in service in our new headquarters. We expect that our depreciation expense for the remainder of 2006 will continue to be higher than the comparable periods of 2005.
Other Income (Expense), Net
Other income (expense), net was a net income of $5.9 million for the three months ended March 31, 2006 as compared to a net expense of $2.8 million for the three months ended March 31, 2005.

(in thousands)	Three Months Ended March 31,		Change
	2006	2005	Amount	Percent
Net interest income (expense)	$362	$(1,171)	$1,533	*
Investment and other income	11,786	(3,815)	15,601	*
Minority interest in partnership investments	(6,262)	2,150	(8,412)	*

Total other income (expense), net	$5,886	$(2,836)	$8,722	*

*	Not meaningful.
The change in net interest income (expense) of $1.5 million was primarily due to interest income on cash and cash equivalents of $2.4 million during the first quarter of 2006 compared to $0.9 million during the first quarter of 2005. Interest expense was $2.0 million during each period presented. Investment and other income, which is principally comprised of $11.6 million in unrealized appreciation primarily from our consolidated partnerships, increased by $15.6 million primarily due to market appreciation. The $8.4 million change in minority interest in partnership investments represents the corresponding minority interests portion of the market appreciation from our consolidated partnerships.
Income Taxes
Income taxes as a percentage of income before income taxes was 40.1% for the first three months of 2006 compared to 40.0% for the first three months of 2005.
Liquidity and Capital Resources
Our current financial condition is highly liquid, with the majority of our assets comprised of our corporate investment portfolio that includes cash and cash equivalents, investment securities and investments in partnerships. Investment securities are principally comprised of company-sponsored mutual funds and investments in partnerships are typically comprised of highly liquid exchange-traded securities. Our working capital requirements historically have been met through cash generated by our operations and long-term debt.

The following tables summarize key statements of financial condition data relating to our liquidity and capital resources.

(in thousands)	March 31,	December 31,
	2006	2005
Statements of financial condition data:
Cash and cash equivalents	$213,520	$210,469
Receivables	38,730	34,476
Investment securities	136,875	128,265
Investment in partnerships	92,535	79,956
Deferred tax asset	105,966	109,126
Deferred sales commissions	60,097	58,390
Long-term debt	150,000	150,000
Cash flows for the three months ended March 31, 2006 and 2005 are shown below:

(in thousands)	March 31,
	2006	2005
Cash flow data:
Net cash provided by operating activities	$41,988	$41,779
Net cash used in investing activities	(5,378)	(36,613)
Net cash used in financing activities	(33,559)	(24,514)
Net cash provided by operating activities increased by $0.2 million, to $42.0 million for the three months ended March 31, 2006 from $41.8 million for the three months ended March 31, 2005, primarily as a result of an $18.5 million increase in income before minority interest and income taxes, mostly offset by $15.0 million related to unrealized appreciation on investment securities and on investment in partnerships.
The payment of deferred sales commissions by us to financial intermediaries who sell Class B and C shares of our open-end funds is a significant use of our operating cash flows. Use of cash for deferred sales commissions decreased by $0.7 million to $9.4 million for the three months ended March 31, 2006 from $10.1 million for the three months ended March 31, 2005, representing a reduction in the proportion of Class B share sales during the same periods. We expect that the payment of deferred sales commissions will vary in proportion to future sales of Class B and C shares of open-end funds and that these commissions will continue to be funded by cash flows from operations.
Investing activities typically consist of investments in products that we sponsor and property and equipment purchases. Net cash used in investing activities was $5.4 million for the three months ended March 31, 2006 and was primarily comprised of our $3.6 million investment in property and equipment for our office facility. We anticipate increasing the future level of investments in our products as opportunities arise.
Net cash used by financing activities was $33.6 million for the three months ended March 31, 2006 and was primarily comprised of distributions to minority shareholders of $31.2 million, including distributions for their tax liabilities of $24.3 million, as well as dividends paid to common shareholders of $2.1 million.
We expect our cash and liquidity requirements will be met with the cash on hand and through cash generated by operations. We intend to satisfy our capital requirements over the next 12 months through these sources of liquidity.
Critical Accounting Policies
Our significant accounting policies are described in note 3 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2005. A discussion of critical accounting policies is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2005. There were no significant changes in our critical accounting policies during the three months ended March 31, 2006.

Forward-Looking Information
From time to time, information or statements provided by us or on our behalf, including those within this Quarterly Report on Form 10-Q, may contain certain forward-looking statements relating to future events, future financial performance, strategies, expectations, competitive environment, and regulations. These forward-looking statements include, without limitation, statements regarding proposed new products; results of operations or liquidity; projections, predictions, expectations, estimates or forecasts as to our business, financial and operating results and future economic performance; and management’s goals and objectives and other similar expressions concerning matters that are not historical facts.
Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.
Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to: adverse changes in applicable laws or regulations; downward fee pressures and increased industry competition; risks inherent to the investment management business; the loss of revenues due to contract terminations and redemptions; our ownership structure; general declines in the prices of securities; catastrophic or unpredictable events; the loss of key executives; the unavailability of third-party retail distribution channels; increased costs of distribution; failure to recruit and retain qualified personnel; a loss of assets, and thus revenues, if our largest funds perform poorly; damage to our reputation; and our holding company structure. Further, the value and composition of our assets under management are, and will continue to be, influenced by a variety of factors including, among other things: purchases and redemptions of shares of the open-end funds and other investment products; fluctuations in the financial markets around the world that result in appreciation or depreciation of assets under management; our introduction of new investment strategies and products; our ability to educate our clients about our investment philosophy and provide them with best-in-class service; the relative investment performance of our investment products as compared to competing offerings and market indices; competitive conditions in the mutual fund, asset management and broader financial services sectors; investor sentiment and confidence; and our decision to open or close products and strategies when deemed to be in the best interests of our clients. Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005 discusses some of these and other important factors in detail under the caption “Risk Factors.”
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
An analysis of our market risk was included in our Annual Report on Form 10-K for the year ended December 31, 2005. There were no material changes to the Company’s market risk during the three months ended March 31, 2006.
Item 4. Controls and Procedures
Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2006, and has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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

CALAMOS ASSET MANAGEMENT, INC.
(Registrant)

Date: May 4, 2006	By:	/s/ Patrick H. Dudasik
Patrick H. Dudasik
Executive Vice President, Chief Financial Officer and Treasurer