Form 10-Q
period 2006-06-30
Calamos Asset Management, Inc. /DE/
filed 2006-08-09
CIK 1299033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED:
June 30, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
At August 1, 2006, the company had 23,161,898 shares of Class A common stock and 100 shares of Class B common stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CALAMOS ASSET MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share data)

	June 30,	December 31,
	2006	2005
	(unaudited)
ASSETS:
Current assets
Cash and cash equivalents	$254,661	$210,469
Receivables:
Affiliates and affiliated funds	25,486	24,670
Customers	10,717	9,806
Investment securities	131,065	128,265
Investment in partnerships	89,089	79,956
Prepaid expenses	2,715	2,342
Deferred tax asset, net	7,808	7,846
Other	95	195

Total current assets	521,636	463,549

Non-current assets
Deferred tax asset, net	96,533	101,280
Deferred sales commissions	59,805	58,390
Property and equipment, net of accumulated depreciation ($9,637 at 6/30/06 and $6,357 at 12/31/05)	43,078	40,547
Other non-current assets	1,672	1,711

Total non-current assets	201,088	201,928

Total assets	722,724	665,477

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities
Accounts payable:
Brokers	20,588	18,485
Affiliates and affiliated funds	231	93
Accrued compensation and benefits	12,565	19,131
Accrued expenses and other current liabilities	6,865	11,025

Total current liabilities	40,249	48,734

Long-term liabilities
Long-term debt	150,000	150,000
Other long-term liabilities	7,049	6,726

Total long-term liabilities	157,049	156,726

Total liabilities	197,298	205,460

Minority interest in investment in partnerships	50,545	44,453
Minority interest in Calamos Holdings LLC	274,710	229,430
Stockholders’ equity:
Class A Common Stock, $0.01 par value. Authorized 600,000,000 shares; issued and outstanding 23,161,898 shares at 6/30/06 and 23,000,000 shares at 12/31/05	232	230
Class B Common Stock, $0.01 par value. Authorized 1,000 shares; issued and outstanding 100 shares	0	0
Additional paid-in capital	157,105	156,274
Retained earnings	39,583	26,698
Accumulated other comprehensive income	3,251	2,932

Total stockholders’ equity	200,171	186,134

Total liabilities, minority interest and stockholders’ equity	$722,724	$665,477

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Six Months Ended June 30, 2006 and 2005
(in thousands, except share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Investment management fees	$84,328	$67,430	$165,807	$133,270
Distribution and underwriting fees	38,997	30,764	77,137	61,389
Other	1,028	878	2,027	1,734

Total revenues	124,353	99,072	244,971	196,393

Expenses:
Employee compensation and benefits	18,287	14,860	37,293	29,781
Distribution and underwriting expense	25,864	18,693	50,829	36,364
Amortization of deferred sales commissions	8,123	8,028	15,863	15,904
Marketing and sales promotion	4,493	3,068	7,601	6,536
General and administrative	7,639	5,676	14,813	10,072

Total expenses	64,406	50,325	126,399	98,657

Operating income	59,947	48,747	118,572	97,736

Other income (expense):
Net interest income (expense)	820	(1,116)	1,182	(2,287)
Investment and other income	(7,927)	6,198	4,004	2,383
Minority interest in partnership investments	5,171	(3,178)	(1,091)	(1,028)

Total other income (expense), net	(1,936)	1,904	4,095	(932)

Income before minority interest in Calamos Holdings LLC and income taxes	58,011	50,651	122,667	96,804
Minority interest in Calamos Holdings LLC	44,486	38,980	94,109	74,515

Income before income taxes	13,525	11,671	28,558	22,289
Income taxes	5,424	4,669	11,452	8,916

Net income	$8,101	$7,002	$17,106	$13,373

Earnings per share
Basic	$0.35	$0.30	$0.74	$0.58

Diluted	$0.34	$0.30	$0.73	$0.58

Weighted average shares outstanding
Basic	23,161,998	23,000,100	23,161,998	23,000,100

Diluted	100,845,107	100,557,047	100,823,214	100,577,064

Cash dividends per share	$0.09	$0.07	$0.18	$0.14

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2006
(in thousands, except share data)
(unaudited)

		Additional		Accumulated Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income	Total
Balance at December 31, 2005	$230	$156,274	$26,698	$2,932	$186,134

Net income	—	—	17,106	—	17,106
Changes in unrealized gains on available-for-sale securities, net of minority interest and income taxes	—	—	—	305	305

Total comprehensive income					17,411

Issuance of common stock under stock incentive plans (161,898 Class A common shares)	2	113	—	14	129
Compensation expense recognized under stock incentive plans, net of minority interest	—	718	—	—	718
Dividend equivalent accrued under stock incentive plans, net of minority interest	—	—	(52)	—	(52)
Dividends declared	—	—	(4,169)	—	(4,169)

Balance at June 30, 2006	$232	$157,105	$39,583	$3,251	$200,171

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2006 and 2005
(in thousands)
(unaudited)

	2006	2005
Cash and cash equivalents at beginning of year	$210,469	$149,768

Cash flows from operating activities:
Net income	17,106	13,373
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest in partnership investments	1,091	1,028
Minority interest in Calamos Holdings LLC	94,109	74,515
Amortization of deferred sales commissions	15,863	15,904
Other depreciation and amortization	3,424	1,536
Unrealized depreciation (appreciation) on investment securities	56	(1,645)
Unrealized depreciation (appreciation) on partnership investments	(2,021)	94
Management fee received in partnership units	(70)	(77)
Deferred taxes	4,556	3,704
Stock-based compensation	3,107	2,093
Employee taxes paid on vesting under stock incentive plans	(2,255)	—
(Increase) decrease in assets:
Accounts receivable:
Affiliates and affiliated mutual funds	(816)	165
Customers	(911)	(1,344)
Deferred sales commissions	(17,278)	(16,740)
Other assets	(764)	25
Increase (decrease) in liabilities:
Accounts payable	2,241	1,674
Accrued compensation and benefits	(6,566)	98
Other liabilities and accrued expenses	(3,063)	2,208

Net cash provided by operating activities	107,809	96,611

Cash flows used in investing activities:
Net additions to property and equipment	(5,812)	(31,566)
Net purchases of securities and partnership investments	(2,770)	(26,610)

Net cash used in investing activities	(8,582)	(58,176)

Cash flows used in financing activities:
Deferred tax benefit on vesting under stock incentive plans	(289)	—
Cash distributions paid to minority shareholders	(50,577)	(41,785)
Cash dividends paid to common shareholders	(4,169)	(3,220)

Net cash used in financing activities	(55,035)	(45,005)

Net increase (decrease) in cash	44,192	(6,570)

Cash and cash equivalents at end of period	$254,661	$143,198

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(1) Organization and Description of Business
Calamos Asset Management, Inc. (CAM), together with its subsidiaries (the Company), primarily provides investment advisory services to individuals, to institutional investors and to a family of open-end and closed-end funds. CAM operates and controls all of the business and affairs of Calamos Holdings LLC (Holdings), and, as a result of this control, consolidates the financial results of Holdings with its own financial results.
(2) Basis of Presentation
The consolidated financial statements as of June 30, 2006 and for the three and six months ended June 30, 2006 and 2005 have not been audited by the Company’s independent registered public accounting firm. In the opinion of management, such information contains all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial condition and results of operations. The results for the interim periods ended June 30 are not necessarily indicative of the results to be obtained for a full fiscal year. Certain amounts for the prior year have been reclassified to conform to the current year’s presentation.
Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from these estimates.
Calamos Family Partners, Inc.’s (CFP) and John P. Calamos, Sr.’s combined 76.9% and 77% interest in Holdings at June 30, 2006 and 2005, respectively, is represented as minority interest in the Company’s financial statements. Income before minority interest in Calamos Holdings LLC and income taxes, which was $58.0 million and $122.7 million for the three and six months ended June 30, 2006, respectively, included approximately $144,000 and $250,700 of investment income earned on cash and cash equivalents held solely by CAM during the same periods. This portion of CAM’s investment income is not reduced by any minority interests; therefore, the resulting minority interest is less than 76.9% for the three and six months ended June 30, 2006.
(3) Earnings Per Share
The following table reflects the calculation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 30,		June 30,
	2006	2005	2006	2005
Earnings per share — basic
Earnings available to common shareholders	$8,101	$7,002	$17,106	$13,373
Weighted average shares outstanding	23,162	23,000	23,162	23,000

Earnings per share — basic	$0.35	$0.30	$0.74	$0.58

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 30,		June 30,
	2006	2005	2006	2005
Earnings per share — diluted
Income before minority interest in Calamos Holdings LLC and income taxes	$58,011	$50,651	$122,667	$96,804
Less: Impact of income taxes	23,262	20,260	49,189	38,722

Earnings available to common shareholders	$34,749	$30,391	$73,478	$58,082

Weighted average shares outstanding	23,162	23,000	23,162	23,000
Conversion of membership units for common stock	77,000	77,000	77,000	77,000
Dilutive impact of restricted stock units	539	547	514	546
Dilutive impact of stock options	144	10	147	31

Weighted average shares and potential dilutive shares outstanding	100,845	100,557	100,823	100,577

Earnings per share — diluted	$0.34	$0.30	$0.73	$0.58

Diluted shares outstanding for the three and six months ended June 30, 2006 and 2005 are calculated (a) assuming CFP and John P. Calamos, Sr. exchanged all of their membership units in Holdings for shares of the Company’s Class A common stock on a one-for-one basis and (b) including the effect of outstanding restricted stock unit and stock option awards. An effective tax rate of 40.1% and 40.0% was applied to income before minority interest in Calamos Holdings LLC and income taxes in calculating diluted earnings available to common shareholders for the periods ended June 30, 2006 and 2005, respectively.
The Company uses the treasury stock method to reflect the dilutive effect of unvested restricted stock units (RSUs) and unexercised stock options on diluted earnings per share. Under the treasury stock method, if the average market price of common stock increases above the option’s exercise price, the proceeds that would be assumed to be realized from the exercise of the option would be assumed to be used to acquire outstanding shares of common stock. However, pursuant to the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standard (SFAS) No. 123(R), Share-Based Payment (SFAS 123(R)), the awards may be anti-dilutive even when the market price of the underlying stock exceeds the related exercise price. This result is possible because compensation cost attributed to future services and not yet recognized is included as a component of the assumed proceeds upon exercise. As such, the dilutive effect of such options and RSUs would result in the addition of a net number of shares to the weighted average number of shares used in the calculation of diluted earnings per share. For the three and six months ended June 30, 2006, stock options for 663,328 shares were excluded from the computation of diluted earnings per share, as these shares were anti-dilutive. No RSUs were anti-dilutive during the three and six months ended June 30, 2006. For the three and six months ended June 30, 2005, stock options for 293,500 shares and RSUs for 97,000 shares were excluded from the computation of diluted earnings per share, as these shares were anti-dilutive.

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(4) Incentive Compensation Plan
Certain employees of the Company participate in an incentive compensation plan, which includes stock options and RSUs. The Company intends to issue new shares of CAM’s Class A common stock upon the exercise of stock options or upon conversion of RSUs. The Annual Report on Form 10-K for the year ended December 31, 2005 provides details of this plan and its provisions.
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
A summary of stock option activity for the six months ended June 30, 2006 is as follows:

		Weighted
	Number of Shares	Average Exercise Price
Outstanding at beginning of period	1,009,967	$21.35
Granted	387,780	35.43
Forfeited	(62,101)	24.83
Exercised	—	—

Outstanding at end of period	1,335,646	25.27

At June 30, 2006, the Company had 1,335,646 stock options outstanding with a weighted average remaining contractual life of 9.0 years and an aggregate intrinsic value of $5.0 million. No stock options granted under this plan have become exercisable as of June 30, 2006.
The weighted average fair value of stock options at the date of grant for the six months ended June 30, 2006 and 2005 was $14.33 and $11.25, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2006	2005
Dividend yield	1.02%	0.97%
Expected volatility	33%	33%
Risk-free interest rate	4.6%	3.9%
Expected life	7.5 years	7.5 years

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
A summary of RSU activity for the six months ended June 30, 2006 is as follows:

		Weighted
		Average Fair
	Number	Value of RSUs
	of Shares	Granted
Outstanding at beginning of period	1,414,862	$18.79
Granted	129,260	35.43
Forfeited	(20,968)	24.74
Exercised	(233,599)	18.00

Outstanding at end of period	1,289,555	20.50

At June 30, 2006, the Company had 1,289,555 RSUs outstanding with a weighted average remaining contractual life of 4.1 years and an aggregate intrinsic value of $37.4 million. The weighted average fair value of RSUs at the date of grant for the six months ended June 30, 2006 and 2005 was $35.43 and $28.76, respectively. The aggregate intrinsic value and the fair value of RSUs exercised and vested during the six months ended June 30, 2006 was $7.3 million.
In connection with the 233,599 shares exercised during the first quarter of 2006, 161,898 RSUs were converted, on a one-for-one basis, into shares of CAM’s Class A common stock, while the remaining 71,701 RSUs were withheld to meet employee withholding tax obligations of $2.3 million. The total intrinsic value and the fair value of the converted shares was $5.1 million. This conversion changed CAM’s ownership in Holdings to 23.1%. RSUs are granted with no strike price and, therefore, the Company receives no proceeds when the RSUs are exercised. Because RSUs are typically settled with newly issued shares, there is no cash used by the Company to settle awards. The total tax benefit realized by CAM in connection with the exercise of the RSUs during the six months ended June 30, 2006 was $676,000. No RSUs were exercised and vested during the six months ended June 30, 2005.
Expense recorded in connection with the RSUs and stock options was $3.1 million during the six months ended June 30, 2006 of which $718,000, net of minority interest, was credited as additional paid-in capital. Expense recorded in connection with the RSUs and stock options was $2.1 million during the six months ended June 30, 2005 of which $482,000, net of minority interest, was credited as additional paid-in capital. The amount of deferred tax asset created was $287,000 and $193,000 during the six months ended June 30, 2006 and 2005, respectively. At June 30, 2006, approximately $21.7 million of total unrecognized compensation expense related to nonvested stock option and RSU awards is expected to be recognized over a weighted-average period of 4.5 years.
(5) Recently Issued Accounting Pronouncements
In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which seeks to reduce diversity in practice that is associated with certain aspects of measurement and recognition when accounting for income taxes. FIN 48 clarifies the accounting and disclosure for uncertainty in tax positions. FIN 48 is effective for the Company beginning January 1, 2007. We are currently evaluating the impact, if any, that the adoption of FIN 48 will have on our financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
We provide investment advisory services to institutions and individuals, managing $45.8 billion in client assets at June 30, 2006. Our operating results fluctuate primarily due to changes in the total value and composition of our assets under management. The value and composition of our assets under management are, and will continue to be, influenced by a variety of factors including purchases and redemptions of shares of the open-end funds and other investment products that we manage, fluctuations in the financial markets around the world that result in appreciation or depreciation of assets under management and our introduction of new investment strategies and products.
The value and composition of our assets under management and our ability to continue to attract clients depend on a variety of factors including the education of our clients about our investment philosophy, the delivery of best-in-class service, the relative investment performance of our investment products as compared to competing offerings and market indices, the competitive conditions in the mutual fund, asset management and broader financial services sectors, investor sentiment and confidence, and our decision to open or close products and strategies when deemed to be in the best interests of our clients.
We market our investment strategies to our clients through a variety of products designed to suit their investment needs. We currently offer six types of mutual fund and separate account investment products. The following table details our assets under management at June 30, 2006 and 2005.

(in millions)	June 30,
	2006	2005
Mutual Funds
Open-end funds	$27,707	$22,432
Closed-end funds	6,130	5,901

Total mutual funds	33,837	28,333

Separate Accounts
Institutional accounts	4,366	3,678
Managed accounts	6,739	6,844
Private client accounts	773	578
Alternative investments	97	79

Total separate accounts	11,975	11,179

Total assets under management	$45,812	$39,512

Our revenues are substantially comprised of investment management fees earned under contracts with the mutual funds and separate accounts that we manage. Our revenues are also comprised of distribution and underwriting fees, including asset-based distributions and/or service fees received pursuant to Rule 12b-1 plans. Investment management fees and distribution and underwriting fees may fluctuate based on a number of factors, including the total value and composition of our assets under management, market appreciation or depreciation and the level of net purchases and redemptions, which represent the sum of new client investments, additional funding from existing clients, withdrawals of assets from and termination of client accounts and purchases and redemptions of mutual fund shares. The mix of assets under management among our investment products also has an impact on our revenues, as some products carry different fees than others.
Our largest operating expenses are related to the distribution of mutual funds, including Rule 12b-1 payments; employee compensation and benefits expense, which includes salaries, incentive compensation and related benefits costs; and amortization of deferred sales commissions for open-end mutual funds. Operating expenses may fluctuate due to a number of factors, including changes in distribution expense as a result of fluctuations in mutual fund sales and market appreciation or depreciation, variations in staffing and compensation, marketing-related expenses that include supplemental distribution payments, and depreciation and amortization relating to capital expenditures incurred to maintain and enhance our administrative and operating services infrastructure.

Operating Results
Second Quarter and Six Months Ended June 30, 2006 Compared to Second Quarter and Six Months Ended June 30, 2005
Assets Under Management
Assets under management increased by $6.3 billion, or 16%, to $45.8 billion at June 30, 2006 from $39.5 billion at June 30, 2005. At June 30, 2006, our assets under management consisted of 74% mutual funds and 26% separate accounts, as compared to 72% mutual funds and 28% separate accounts at June 30, 2005.

($ in millions)	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2006	2005	Amount	Percent	2006	2005	Amount	Percent
Mutual Funds
Beginning assets under management	$35,014	$27,366	$7,648	28%	$31,898	$26,951	$4,947	18%
Net purchases	647	582	65	11	2,015	2,133	(118)	6
Market appreciation (depreciation)	(1,824)	385	(2,209)	574	(76)	(751)	675	90

Ending assets under management	33,837	28,333	5,504	19	33,837	28,333	5,504	19

Average assets under management	34,566	27,443	7,123	26	34,230	27,265	6,965	26

Separate Accounts
Beginning assets under management	12,587	10,880	1,707	16	11,907	11,024	883	8
Net purchases (redemptions)	(111)	27	(138)	511	(39)	430	(469)	109
Market appreciation (depreciation)	(501)	272	(773)	284	107	(275)	382	139

Ending assets under management	11,975	11,179	796	7	11,975	11,179	796	7

Average assets under management	12,367	10,854	1,513	14	12,341	10,871	1,470	14

Total Assets Under Management
Beginning assets under management	47,601	38,246	9,355	24	43,805	37,975	5,830	15
Net purchases	536	609	(73)	12	1,976	2,563	(587)	23
Market appreciation (depreciation)	(2,325)	657	(2,982)	454	31	(1,026)	1,057	103

Ending assets under management	45,812	39,512	6,300	16	45,812	39,512	6,300	16

Average assets under management	$46,933	$38,297	$8,636	23%	$46,571	$38,136	$8,435	22%

Mutual fund net purchases were $647 million for the second quarter and $2.0 billion for the six months ended June 30, 2006, compared to $582 million and $2.1 billion for the prior-year periods. The decrease in mutual fund net purchases for the six months ended June 30, 2006 was due to higher open-end fund redemptions which increased with the growth in assets under management. The decrease was partially offset by the completion of a secondary public offering of the Calamos Convertible and High Income Fund during the second quarter of 2006. During the second quarter and six months ended June 30, 2006, net inflows were led by the Growth Fund, Growth and Income Fund, and Market Neutral Income Fund, which had $570 million and $1.8 billion of aggregate net inflows during these periods, respectively.
Separate accounts had net redemptions of $111 million in the second quarter and of $39 million for the six months ended June 30, 2006, compared to net purchases of $27 million and $430 million for the prior year-periods. During the six months ended June 30, 2006, separate account outflows in our convertible and balanced strategies, which remain closed to new investors, were largely offset by inflows in our equity strategies, primarily through our international sub-advised relationships.

Revenues
Total revenues increased by $25.3 million, or 26%, to $124.4 million for the three months ended June 30, 2006 from $99.1 million for the prior year. For the six months ended June 30, 2006, total revenues increased by $48.6 million, or 25%, to $245.0 million from the prior year’s six-month period. These increases were primarily due to higher investment management fees and distribution and underwriting fees.

($ in thousands)	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2006	2005	Amount	Percent	2006	2005	Amount	Percent
Investment management fees	$84,328	$67,430	$16,898	25%	$165,807	$133,270	$32,537	24%
Distribution and underwriting fees	38,997	30,764	8,233	27	77,137	61,389	15,748	26
Other	1,028	878	150	17	2,027	1,734	293	17

Total revenues	$124,353	$99,072	$25,281	26%	$244,971	$196,393	$48,578	25%

Investment management fees increased for the three and six months ended June 30, 2006 primarily due to increases in average assets under management of $8.6 billion and $8.4 billion for the second quarter and first six months of 2006, respectively. The overall growth in investment management fees was due primarily to an increase in mutual fund investment management fees, which increased to $67.0 million and $132.0 million for the three and six months ended June 30, 2006 from $53.5 million and $105.6 million for the prior-year periods. Open-end fund investment management fees increased to $54.0 million and $106.2 million for the second quarter and six months ended June 30, 2006, respectively, from $41.2 million and $81.0 million for the same periods of the prior year primarily due to increases in open-end fund average assets under management of $6.8 billion and $6.7 billion for the second quarter and six months ended June 30, 2006 compared to the prior year. Closed-end fund investment management fees increased to $13.0 million and $25.8 million for the three and six months ended June 30, 2006, respectively, from $12.3 million and $24.7 million in the prior year as a result of increases in closed-end fund average assets under management of $0.3 billion and $0.2 billion for the second quarter and first half of 2006 when compared to the prior-year periods. Investment management fees as a percentage of average assets under management were 0.72% for the three and six months ended June 30, 2006 compared to 0.70% for the prior-year periods, representing the increase in assets in our equity strategies which generally carry higher fees.
Distribution and underwriting fees increased by $8.2 million and $15.7 million for the three and six months ended June 30, 2006, respectively, from the same periods of the prior year, primarily due to increases in open-end fund average assets under management of $6.8 billion and $6.7 billion for the three and six months ended June 30, 2006 compared to the prior-year periods.
Operating Expenses
Operating expenses increased to $64.4 million and $126.4 million for the second quarter and six months ended June 30, 2006, respectively, from $50.3 million and $98.7 million for the same periods in the prior year. These increases were primarily due to higher distribution and underwriting, employee compensation and benefits, and general and administrative expenses.

($ in thousands)	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2006	2005	Amount	Percent	2006	2005	Amount	Percent
Employee compensation and benefits	$18,287	$14,860	$3,427	23%	$37,293	$29,781	$7,512	25%
Distribution and underwriting expense	25,864	18,693	7,171	38	50,829	36,364	14,465	40
Amortization of deferred sales commissions	8,123	8,028	95	1	15,863	15,904	(41)	—
Marketing and sales promotion	4,493	3,068	1,425	46	7,601	6,536	1,065	16
General and administrative	7,639	5,676	1,963	35	14,813	10,072	4,741	47

Total operating expenses	$64,406	$50,325	$14,081	28%	$126,399	$98,657	$27,742	28%

Employee compensation and benefits expense increased by $3.4 million and $7.5 million for the three and six months ended June 30, 2006, respectively, when compared to the prior-year periods largely due to higher salary and benefits expense as we continued to expand our staffing levels to build our institutional sales efforts, to internalize mutual fund client services and to expand our staff in order to support our public company requirements.
Distribution and underwriting expense increased by $7.2 million and $14.5 million in the second quarter and first half of 2006, respectively, primarily due to increases of $4.3 million and $8.7 million resulting from the growth in the Class C share assets older than one year and to increases of $2.8 million and $5.7 million resulting from the growth of average open-end fund assets under management. Class C share assets do not generate distribution expense in the first year following their sale because we retain the Rule 12b-1 fees during that first year to offset the upfront commissions that we pay. However, Class C share assets do generate a distribution expense in subsequent years, as we pay the Rule 12b-1 fees to the selling firms. Although the Rule 12b-1 fee rates we paid to broker-dealers and other intermediaries in the three and six months ended June 30, 2006 did not change from the rates paid in the prior year, we expect distribution expense to increase to the extent our open-end mutual fund assets under management continue to grow.
Marketing and sales promotion expense increased by $1.4 million and $1.1 million for the three and six months ended June 30, 2006, respectively, when compared to the prior-year periods, due to an increase in supplemental compensation payments and partially offset by cost savings recognized through efficiencies in our fulfillment process. The increase in supplemental payments is largely attributable to the increase in average mutual fund assets under management. We expect that marketing and sales promotion expense will fluctuate with changes in the number of customers and with changes in mutual fund assets under management.
General and administrative expense increased by $2.0 million and $4.7 million in the second quarter and first half of 2006, respectively, compared to prior-year periods primarily due to increases of $1.2 million and $1.9 million in depreciation expense and $0.3 million and $1.5 million in occupancy-related costs for those periods. The increases in depreciation expense and occupancy costs were primarily due to occupying our new headquarters. The increase in depreciation expense was due to the depreciation of new assets placed in service in our new headquarters. We expect that our depreciation expense for the remainder of 2006 will continue to be higher than the comparable periods of 2005.
Other Income (Expense), Net
Other income (expense), net was a net expense of $1.9 million for the three months ended June 30, 2006 as compared to a net income of $1.9 million for the three months ended June 30, 2005. Other income (expense), net was a net income of $4.1 million for the six months ended June 30, 2006 as compared to a net expense of $0.9 million for the prior-year period.

($ in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	Change	2006	2005	Change
Net interest income (expense)	$820	$(1,116)	$1,936	$1,182	$(2,287)	$3,469
Investment and other income	(7,927)	6,198	(14,125)	4,004	2,383	1,621
Minority interest in partnership investments	5,171	(3,178)	8,349	(1,091)	(1,028)	(63)

Total other income (expense), net	$(1,936)	$1,904	$(3,840)	$4,095	$(932)	$5,027

The changes in net interest income (expense) of $1.9 million and $3.5 million for the quarter and year-to-date periods were solely due to increases in interest income on cash and cash equivalents. Interest expense was $2.0 million and $4.1 million for the three and six months ended June 30, 2006 and 2005.
Investment and other income, which is principally comprised of market depreciation of $8.7 million and market appreciation of $2.8 million for the three and six months ended June 30, 2006, respectively, changed when compared to the same prior-year periods primarily due to market fluctuations. The changes in minority interest in partnership investments represent the corresponding minority interest portion of the market appreciation and depreciation from our consolidated partnerships.
Income Taxes
Income taxes as a percentage of income before income taxes was 40.1% for the three and six months ended June 30, 2006 compared to 40.0% for the prior year periods.
Liquidity and Capital Resources
Our current financial condition is highly liquid, with the majority of our assets in our corporate investment portfolio, which is comprised of cash and cash equivalents, investment securities and investments in partnerships. We anticipate utilizing our cash and cash equivalents balances to make investments in our products as opportunities arise, to invest in property and equipment for our facility and to support our operations. Investment securities are principally comprised of company-sponsored mutual funds and investments in partnerships are typically comprised of highly liquid exchange-traded securities. Our working capital requirements historically have been met through cash generated by our operations and long-term debt.

The following tables summarize key statements of financial condition data relating to our liquidity and capital resources.

(in thousands)	June 30,	December 31,
	2006	2005
Statements of financial condition data:
Cash and cash equivalents	$254,661	$210,469
Receivables	36,203	34,476
Investment securities	131,065	128,265
Investment in partnerships	89,089	79,956
Deferred tax asset	104,341	109,126
Deferred sales commissions	59,805	58,390
Long-term debt	150,000	150,000
Cash flows for the six months ended June 30, 2006 and 2005 are summarized below:

(in thousands)	June 30,
	2006	2005
Cash flow data:
Net cash provided by operating activities	$107,809	$96,611
Net cash used in investing activities	(8,582)	(58,176)
Net cash used in financing activities	(55,035)	(45,005)
Net cash provided by operating activities was $107.8 million for the six months ended June 30, 2006 and was primarily comprised of income before minority interest and income taxes of $122.7 million and net changes in working capital.
The payment of deferred sales commissions by us to financial intermediaries who sell Class B and C shares of our open-end funds is a significant use of our operating cash flows. Use of cash for deferred sales commissions was $17.3 million for the six months ended June 30, 2006. We expect that the payment of deferred sales commissions will vary in proportion to future sales of Class B and C shares of open-end funds and that these commissions will continue to be funded by cash flows from operations.
Net cash used in investing activities was $8.6 million for the six months ended June 30, 2006 and was primarily comprised of our $5.8 million investment in property and equipment as we continue our initial build-out of our new office facility. We expect to make investments in property and equipment as needed to support future staff additions.
Net cash used by financing activities was $55.0 million for the six months ended June 30, 2006 and was primarily comprised of distributions to minority shareholders of $50.6 million, including distributions for their tax liabilities of $36.7 million, as well as dividends paid to common shareholders of $4.2 million.
We expect our cash and liquidity requirements will be met with the cash on hand and through cash generated by operations. We intend to satisfy our capital requirements over the next 12 months through these sources of liquidity.
Recently Issued Accounting Pronouncements
In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which seeks to reduce diversity in practice that is associated with certain aspects of measurement and recognition when accounting for income taxes. FIN 48 clarifies the accounting and disclosure for uncertainty in tax positions. FIN 48 is effective for the Company beginning January 1, 2007. We are currently evaluating the impact, if any, that the adoption of FIN 48 will have on our financial statements.
Critical Accounting Policies
Our significant accounting policies are described in note 3 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2005. A discussion of critical accounting policies is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on

Form 10-K for the year ended December 31, 2005. There were no significant changes in our critical accounting policies during the six months ended June 30, 2006.
Forward-Looking Information
From time to time, information or statements provided by us or on our behalf, including those within this Quarterly Report on Form 10-Q, may contain certain forward-looking statements relating to future events, future financial performance, strategies, expectations, competitive environment, and regulations. These forward-looking statements include, without limitation, statements regarding proposed new products; results of operations or liquidity; projections, predictions, expectations, estimates or forecasts of our business, financial and operating results and future economic performance; and management’s goals and objectives and other similar expressions concerning matters that are not historical facts.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
An analysis of our market risk was included in our Annual Report on Form 10-K for the year ended December 31, 2005. There were no material changes to the Company’s market risk during the six months ended June 30, 2006.
Item 4. Controls and Procedures
Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2006, and has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
Item 4. Submission of Matters to a Vote of Security Holders
At the annual meeting of stockholders on June 1, 2006, John P. Calamos, Sr., Nick P. Calamos, G. Bradford Bulkley, Richard W. Gilbert and Arthur L. Knight were elected as directors of the Company with terms expiring at the annual meeting of stockholders in 2007. The results of the votes were as follows:

	Class A Shares	Class B Shares	Class A Shares	Class B Shares
Election of:	"For"	"For"	"Withheld"	"Withheld"

John P. Calamos, Sr.	n/a	768,001,000	n/a	0
Nick P. Calamos	n/a	768,001,000	n/a	0
G. Bradford Bulkley	20,520,395	768,001,000	792,132	0
Richard W. Gilbert	18,375,930	768,001,000	2,936,597	0
Arthur L. Knight	20,440,216	768,001,000	872,311	0
Stockholders at the meeting also ratified KPMG LLP as the Company’s independent registered public accounting firm for the Company’s fiscal year ending December 31, 2006 by a combined Class A and Class B stockholder vote of 789,178,731 shares “for,” 119,872 shares “against” and 14,924 “abstaining.”
Item 6. Exhibits

3(i)	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the
Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2004).
3(ii)	Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Current
Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2005).
4.1	Stockholders' Agreement among John P. Calamos, Sr., Nick P. Calamos and John P. Calamos, Jr., certain trusts controlled by them, Calamos Family Partners, Inc. and the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant's
Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 3, 2004).
4.2	Registration Rights Agreement between Calamos Family Partners, Inc., John P. Calamos, Sr. and the Registrant
(incorporated by reference to Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and
Exchange Commission on December 3, 2004).
10	Amendment Number 2 to the Second Amended and Restated Limited Liability Company Agreement of Calamos Holdings LLC.
31.1	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
31.2	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALAMOS ASSET MANAGEMENT, INC.
(Registrant)
Date: August 4, 2006	By:	/s/ Patrick H. Dudasik
Patrick H. Dudasik Executive Vice President, Chief Financial Officer and Treasurer