Form 10-Q
period 2006-09-30
Calamos Asset Management, Inc. /DE/
filed 2006-11-03
CIK 1299033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED:
September 30, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
At October 31, 2006, the company had 23,161,898 shares of Class A common stock and 100 shares of Class B common stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share data)

	September 30,	December 31,
	2006	2005
	(unaudited)
ASSETS:
Current assets
Cash and cash equivalents	$294,172	$210,469
Receivables:
Affiliates and affiliated funds	25,731	24,670
Customers	10,391	9,806
Investment securities	133,375	128,265
Investment in partnerships	83,667	79,956
Prepaid expenses	1,768	2,342
Deferred tax asset, net	7,545	7,846
Other	66	195

Total current assets	556,715	463,549

Non-current assets
Deferred tax asset, net	94,950	101,280
Deferred sales commissions	55,146	58,390
Property and equipment, net of accumulated depreciation ($11,479 at 9/30/06 and $6,357 at 12/31/05)	43,304	40,547
Other non-current assets	1,556	1,711

Total non-current assets	194,956	201,928

Total assets	751,671	665,477

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities
Accounts payable:
Brokers	19,867	18,485
Affiliates and affiliated funds	429	93
Accrued compensation and benefits	17,139	19,131
Accrued expenses and other current liabilities	9,036	11,025

Total current liabilities	46,471	48,734

Long-term liabilities
Long-term debt	150,000	150,000
Other long-term liabilities	7,682	6,726

Total long-term liabilities	157,682	156,726

Total liabilities	204,153	205,460

Minority interest in investment in partnerships	48,043	44,453
Minority interest in Calamos Holdings LLC	292,756	229,430

Stockholders’ equity:
Class A Common Stock, $0.01 par value. Authorized 600,000,000 shares; issued and outstanding 23,161,898 shares at 9/30/06 and 23,000,000 shares at 12/31/05	232	230
Class B Common Stock, $0.01 par value. Authorized 1,000 shares; issued and outstanding 100 shares	0	0
Additional paid-in capital	157,414	156,274
Retained earnings	45,512	26,698
Accumulated other comprehensive income	3,561	2,932

Total stockholders’ equity	206,719	186,134

Total liabilities, minority interest and stockholders’ equity	$751,671	$665,477

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Nine Months Ended September 30, 2006 and 2005
(in thousands, except share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
Investment management fees	$80,718	$73,669	$246,525	$206,939
Distribution and underwriting fees	36,840	33,335	113,977	94,724
Other	989	682	3,016	2,416

Total revenues	118,547	107,686	363,518	304,079

Expenses:
Employee compensation and benefits	17,203	15,365	54,496	45,146
Distribution and underwriting expense	24,509	20,642	75,338	57,006
Amortization of deferred sales commissions	8,645	7,894	24,508	23,798
Marketing and sales promotion	3,523	3,760	11,124	10,296
General and administrative	8,029	6,693	22,842	16,765

Total expenses	61,909	54,354	188,308	153,011

Operating income	56,638	53,332	175,210	151,068

Other income (expense):
Net interest income (expense)	1,638	(676)	2,820	(2,963)
Investment and other income (loss)	(3,336)	4,647	668	7,030
Minority interest in partnership investments	2,502	(2,416)	1,411	(3,444)

Total other income (expense), net	804	1,555	4,899	623

Income before minority interest in Calamos Holdings LLC and income taxes	57,442	54,887	180,109	151,691
Minority interest in Calamos Holdings LLC	44,032	42,224	138,141	116,739

Income before income taxes	13,410	12,663	41,968	34,952
Income taxes	5,369	5,024	16,821	13,940

Net income	$8,041	$7,639	$25,147	$21,012

Earnings per share
Basic	$0.35	$0.33	$1.09	$0.91

Diluted	$0.34	$0.33	$1.07	$0.91

Weighted average shares outstanding
Basic	23,161,998	23,000,100	23,161,998	23,000,100

Diluted	100,757,758	100,667,805	100,778,115	100,606,766

Cash dividends per share	$0.09	$0.07	$0.27	$0.21

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2006
(in thousands, except share data)
(unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income	Total
Balance at December 31, 2005	$230	$156,274	$26,698	$2,932	$186,134

Net income	—	—	25,147	—	25,147
Changes in unrealized gains on available-for-sale securities, net of minority interest and income taxes	—	—	—	615	615

Total comprehensive income					25,762

Issuance of common stock under stock incentive plans (161,898 Class A common shares)	2	113	—	14	129
Compensation expense recognized under stock incentive plans, net of minority interest	—	1,027	—	—	1,027
Dividend equivalent accrued under stock incentive plans, net of minority interest	—	—	(79)	—	(79)
Dividends declared	—	—	(6,254)	—	(6,254)

Balance at September 30, 2006	$232	$157,414	$45,512	$3,561	$206,719

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2006 and 2005
(in thousands)
(unaudited)

	2006	2005

Cash and cash equivalents at beginning of year	$210,469	$149,768

Cash flows from operating activities:
Net income	25,147	21,012
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest in partnership investments	(1,411)	3,444
Minority interest in Calamos Holdings LLC	138,141	116,739
Amortization of deferred sales commissions	24,508	23,798
Other depreciation and amortization	5,337	3,204
Unrealized depreciation (appreciation) on broker-dealer securities	76	(6,158)
Unrealized depreciation on partnership investments	2,069	70
Management fee received in partnership units	(101)	(115)
Deferred taxes	6,551	7,242
Stock-based compensation	4,442	3,210
Employee taxes paid on vesting under stock incentive plans	(2,255)	—
Loss on disposal of property	—	515
Non-cash donation of equipment	—	139
(Increase) decrease in assets:
Accounts receivable:
Affiliates and affiliated mutual funds	(1,061)	(1,496)
Customers	(585)	(2,390)
Deferred sales commissions	(21,264)	(22,609)
Other assets	258	806
Increase (decrease) in liabilities:
Accounts payable	1,718	3,607
Accrued compensation and benefits	(1,992)	4,409
Other liabilities and accrued expenses	(731)	4,224

Net cash provided by operating activities	178,847	159,651

Cash flows used in investing activities:
Net additions to property and equipment	(7,880)	(38,472)
Net purchases of securities and partnership investments	(1,503)	(27,859)

Net cash used in investing activities	(9,383)	(66,331)

Cash flows used in financing activities:
Deferred tax benefit on vesting under stock incentive plans	(289)	—
Cash distributions paid to minority shareholders	(79,218)	(64,063)
Cash dividends paid to common shareholders	(6,254)	(4,830)

Net cash used in financing activities	(85,761)	(68,893)

Net increase in cash	83,703	24,427

Cash and cash equivalents at end of period	$294,172	$174,195

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(1) Organization and Description of Business
Calamos Asset Management, Inc. (CAM), together with its subsidiaries (the Company), primarily provides investment advisory services to individuals, to institutional investors and to a family of open-end and closed-end funds. CAM operates and controls all of the business and affairs of Calamos Holdings LLC (Holdings) and, as a result of this control, consolidates the financial results of Holdings with its own financial results.
(2) Basis of Presentation
The consolidated financial statements as of September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005 have not been audited by the Company’s independent registered public accounting firm. In the opinion of management, these statements contain all adjustments, including those of a normal recurring nature, necessary for fair presentation of the financial condition and results of operations. The results for the interim periods ended September 30 are not necessarily indicative of the results to be obtained for a full fiscal year. Certain amounts for the prior year have been reclassified to conform to the current year’s presentation.
Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from these estimates.
Calamos Family Partners, Inc.’s (CFP) and John P. Calamos, Sr.’s combined 76.9% and 77% interest in Holdings at September 30, 2006 and 2005, respectively, is represented as minority interest in the Company’s financial statements. Income before minority interest in Calamos Holdings LLC and income taxes, which is $57.4 million and $180.1 million for the three and nine months ended September 30, 2006, respectively, includes approximately $164,900 and $415,600 of investment income earned on cash and cash equivalents held solely by CAM during the same periods. This portion of CAM’s investment income is not reduced by any minority interests; therefore, the resulting minority interest is less than 76.9% for the three and nine months ended September 30, 2006.
(3) Earnings Per Share
The following table reflects the calculation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 30,		September 30,
	2006	2005	2006	2005
Earnings per share – basic
Earnings available to common shareholders	$8,041	$7,639	$25,147	$21,012
Weighted average shares outstanding	23,162	23,000	23,162	23,000

Earnings per share – basic	$0.35	$0.33	$1.09	$0.91

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 30,		September 30,
	2006	2005	2006	2005
Earnings per share – diluted
Income before minority interest in Calamos Holdings LLC and income taxes	$57,442	$54,887	$180,109	$151,691
Less: Impact of income taxes	23,000	21,774	72,188	60,494

Earnings available to common shareholders	$34,442	$33,113	$107,921	$91,197

Weighted average shares outstanding	23,162	23,000	23,162	23,000
Conversion of membership units for common stock	77,000	77,000	77,000	77,000
Dilutive impact of restricted stock units	519	605	506	565
Dilutive impact of stock options	77	63	110	42

Weighted average shares and potential dilutive shares outstanding	100,758	100,668	100,778	100,607

Earnings per share — diluted	$0.34	$0.33	$1.07	$0.91

Diluted shares outstanding for the three and nine months ended September 30, 2006 and 2005 are calculated (a) assuming CFP and John P. Calamos, Sr. exchanged all of their membership units in Holdings for shares of the Company’s Class A common stock on a one-for-one basis and (b) including the effect of outstanding restricted stock unit and stock option awards. An effective tax rate of 40.0% and 40.1% was applied to income before minority interest in Calamos Holdings LLC and income taxes in calculating diluted earnings available to common shareholders for the three and nine months ended September 30, 2006, respectively. An effective tax rate of 39.7% and 39.9% was applied to income before minority interest in Calamos Holdings LLC and income taxes in calculating diluted earnings available to common shareholders for the three and nine months ended September 30, 2005, respectively.
The Company uses the treasury stock method to reflect the dilutive effect of unvested restricted stock units (RSUs) and unexercised stock options on diluted earnings per share. Under the treasury stock method, if the average market price of common stock increases above the option’s exercise price, the proceeds that would be assumed to be realized from the exercise of the option would be assumed to be used to acquire outstanding shares of common stock. However, pursuant to the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standard (SFAS) No. 123(R), Share-Based Payment (SFAS 123(R)), the awards may be anti-dilutive even when the market price of the underlying stock exceeds the related exercise price. This result is possible because compensation cost attributed to future services and not yet recognized is included as a component of the assumed proceeds upon exercise. As such, the dilutive effect of such options and RSUs would result in the addition of a net number of shares to the weighted average number of shares used in the calculation of diluted earnings per share. For the three and nine months ended September 30, 2006, stock options for 672,290 shares and RSUs for 127,663 shares were excluded for both periods from the computation of diluted earnings per share as they were anti-dilutive. Stock options for 313,467 shares and RSUs for 6,656 shares were excluded from the computation of diluted earnings per share for the three months ended September 30, 2005 and stock options for 313,467 shares and RSUs for 103,656 shares were excluded from the computation of diluted earnings per share for the nine months ended September 30, 2005 as they were anti-dilutive.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
On January 1, 2006, the Company adopted SFAS 123(R), which requires public registrants to recognize the cost of stock-based compensation in their financial statements based on the grant-date fair value of the award. The Company adopted the fair value recognition provisions of SFAS 123 effective January 1, 2004 and elected to recognize compensation expense based upon the grant-date fair value. The provisions of SFAS 123(R) are similar, but not identical, to the fair value recognition that the Company has used since the beginning of 2004. The effects of this change do not have a material impact on the Company’s financial statements.
A summary of stock option activity for the nine months ended September 30, 2006 is as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
Outstanding at beginning of period	1,009,967	$21.35
Granted	402,349	35.08
Forfeited	(76,708)	24.55
Exercised	—	—

Outstanding at end of period	1,335,608	25.30

At September 30, 2006, the Company had 1,335,608 stock options outstanding with a weighted average remaining contractual life of 8.7 years and an aggregate intrinsic value of $5.4 million. No stock options granted under this plan have become exercisable as of September 30, 2006.
The weighted average fair value of stock options at the date of grant for the nine months ended September 30, 2006 and 2005 was $14.19 and $11.27, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2006	2005
Dividend yield	1.02% - 1.42%	0.96% - 0.97%
Expected volatility	33% - 35%	33%
Risk-free interest rate	4.6% - 5.0%	3.9% - 4.2%
Expected life	7.5 years	7.5 years

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
A summary of RSU activity for the nine months ended September 30, 2006 is as follows:

		Weighted
		Average Fair
	Number of	Value of RSUs
	Shares	Granted
Outstanding at beginning of period	1,414,862	$18.79
Granted	134,117	35.08
Forfeited	(26,770)	23.68
Exercised	(233,599)	18.00

Outstanding at end of period	1,288,610	20.51

At September 30, 2006, the Company had 1,288,610 RSUs outstanding with a weighted average remaining contractual life of 3.9 years and an aggregate intrinsic value of $37.8 million. The weighted average fair value of RSUs at the date of grant for the nine months ended September 30, 2006 and 2005 was $35.08 and $28.78, respectively. The aggregate intrinsic value and the fair value of RSUs exercised and vested during the nine months ended September 30, 2006 was $7.3 million.
In connection with the 233,599 shares exercised during the first quarter of 2006, 161,898 RSUs were converted, on a one-for-one basis, into shares of CAM’s Class A common stock, while the remaining 71,701 RSUs were withheld to meet employee withholding tax obligations of $2.3 million. The total intrinsic value and the fair value of the converted shares was $5.1 million. This conversion changed CAM’s ownership in Holdings to 23.1%. RSUs are granted with no strike price and, therefore, the Company receives no proceeds when the RSUs are exercised. Because RSUs are typically settled with newly issued shares, there is no cash used by the Company to settle awards. The total tax benefit realized by CAM in connection with the exercise of the RSUs during the nine months ended September 30, 2006 was $676,000. No RSUs were exercised and vested during the nine months ended September 30, 2005.
Expense recorded in connection with the RSUs and stock options was $4.4 million during the nine months ended September 30, 2006 of which $1.0 million, net of minority interest, was credited as additional paid-in capital. Expense recorded in connection with the RSUs and stock options was $3.2 million during the nine months ended September 30, 2005 of which $738,000, net of minority interest, was credited as additional paid-in capital. The amount of deferred tax asset created was $411,000 and $295,000 during the nine months ended September 30, 2006 and 2005, respectively. At September 30, 2006, approximately $20.6 million of total unrecognized compensation expense related to nonvested stock option and RSU awards is expected to be recognized over a weighted-average period of 4.2 years.
(5) Recently Issued Accounting Pronouncements
In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, which seeks to reduce diversity in practice that is associated with certain aspects of measurement and recognition when accounting for uncertain tax positions and clarifies the accounting and disclosure for uncertainty in tax positions. FIN 48 is effective for the Company beginning January 1, 2007. We are currently evaluating the impact, if any, that the adoption of FIN 48 will have on our financial statements.
In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and requires additional disclosure regarding fair value measurements. SFAS 157 is effective for the Company beginning January 1, 2008. We are currently evaluating the impact, if any, that the adoption of SFAS 157 will have on our financial statements.
(6) Subsequent Event
On October 19, 2006, the Board of Directors authorized the Company to purchase up to 2.0 million shares of Class A common stock. No shares have been purchased under the program as of November 1, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
We provide investment advisory services to institutions and individuals, managing $44.8 billion in client assets at September 30, 2006. Our operating results fluctuate primarily due to changes in the total value and composition of our assets under management. The value and composition of our assets under management are, and will continue to be, influenced by a variety of factors including purchases and redemptions of shares of mutual funds and separate accounts that we manage, fluctuations in the financial markets around the world that result in appreciation or depreciation of assets under management and our introduction of new investment strategies and products.
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
We market our investment strategies to our clients through a variety of products designed to suit their investment needs. We currently offer six types of mutual fund and separate account investment products. The following table details our assets under management at September 30, 2006 and 2005.

(in millions)	September 30,
	2006	2005
Mutual Funds
Open-end funds	$26,947	$24,480
Closed-end funds	6,240	5,996

Total mutual funds	33,187	30,476

Separate Accounts
Institutional accounts	4,320	3,912
Managed accounts	6,451	7,012
Private client accounts	758	681
Alternative investments	93	88

Total separate accounts	11,622	11,693

Total assets under management	$44,809	$42,169

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

Operating Results
Third Quarter and Nine Months Ended September 30, 2006 Compared to Third Quarter and Nine Months Ended September 30, 2005
Assets Under Management
Assets under management increased by $2.6 billion, or 6%, to $44.8 billion at September 30, 2006 from $42.2 billion at September 30, 2005. At September 30, 2006, our assets under management consisted of 74% mutual funds and 26% separate accounts, as compared to 72% mutual funds and 28% separate accounts at September 30, 2005.

($ in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2006	2005	Amount	Percent	2006	2005	Amount	Percent
Mutual Funds
Beginning assets under management	$33,837	$28,333	$5,504	19%	$31,898	$26,951	$4,947	18%
Net purchases (redemptions)	(649)	471	(1,120)	238	1,366	2,604	(1,238)	48
Market appreciation (depreciation)	(1)	1,672	(1,673)	100	(77)	921	(998)	108

Ending assets under management	33,187	30,476	2,711	9	33,187	30,476	2,711	9

Average assets under management	32,768	29,572	3,196	11	33,738	28,035	5,703	20

Separate Accounts
Beginning assets under management	11,975	11,179	796	7	11,907	11,024	883	8
Net purchases (redemptions)	(382)	(74)	(308)	416	(421)	356	(777)	218
Market appreciation	29	588	(559)	95	136	313	(177)	57

Ending assets under management	11,622	11,693	(71)	1	11,622	11,693	(71)	1

Average assets under management	11,649	11,514	135	1	12,101	11,098	1,003	9

Total Assets Under Management
Beginning assets under management	45,812	39,512	6,300	16	43,805	37,975	5,830	15
Net purchases (redemptions)	(1,031)	397	(1,428)	360	945	2,960	(2,015)	68
Market appreciation	28	2,260	(2,232)	99	59	1,234	(1,175)	95

Ending assets under management	44,809	42,169	2,640	6	44,809	42,169	2,640	6

Average assets under management	$44,417	$41,086	$3,331	8%	$45,839	$39,133	$6,706	17%

Mutual funds had net redemptions of $649 million during the third quarter of 2006, a decrease of $1.1 billion from $471 million of net purchases in the prior year quarter. Mutual funds had net purchases of $1.4 billion during the nine months ended September 30, 2006, a decrease of $1.2 billion when compared to the same period of the prior year. These decreases were primarily due to lower purchases and higher redemptions of our Growth Fund, which comprises a significant percentage of our total assets. As is consistent with the broad market, growth equities were largely out of favor with investors in the third quarter which, along with the short-term underperformance of our Growth Fund, negatively affected both the market appreciation and net purchases/redemptions. However, during the nine months ended September 30, 2006, we experienced net purchases in a number of our mutual funds, primarily our Market Neutral Income Fund, Growth and Income Fund, Global Growth and Income Fund and International Growth Fund.
Separate accounts had net redemptions of $382 million in the third quarter of 2006, a decrease of $308 million when compared to the prior year quarter. Separate accounts had net redemptions of $421 million in the nine months ended September 30, 2006, a decrease of $777 million from $356 million in net purchases in the same period of the prior year. During the nine months ended September 30, 2006, separate account outflows in our convertible strategies, which remain closed to new investors, were partially offset by inflows in our equity strategies, mostly through our international sub-advised relationships. However, our equity strategies, including our international sub-advised relationships, experienced net outflows during the three months ended September 30, 2006.

Revenues
Total revenues increased by $10.9 million, or 10%, to $118.5 million for the three months ended September 30, 2006 from $107.7 million for the prior year. For the nine months ended September 30, 2006, total revenues increased by $59.4 million, or 20%, to $363.5 million from the prior year’s nine-month period. These increases were primarily due to higher investment management fees and distribution and underwriting fees.

($ in thousands)	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2006	2005	Amount	Percent	2006	2005	Amount	Percent
Investment management fees	$80,718	$73,669	$7,049	10%	$246,525	$206,939	$39,586	19%
Distribution and underwriting fees	36,840	33,335	3,505	11	113,977	94,724	19,253	20
Other	989	682	307	45	3,016	2,416	600	25

Total revenues	$118,547	$107,686	$10,861	10%	$363,518	$304,079	$59,439	20%

Investment management fees increased for the three and nine months ended September 30, 2006 primarily due to increases in average assets under management of $3.3 billion and $6.7 billion for the third quarter and first nine months of 2006, respectively. The overall growth in investment management fees was due primarily to an increase in mutual fund investment management fees, which increased to $64.4 million and $196.3 million for the three and nine months ended September 30, 2006 from $58.2 million and $163.8 million for the prior-year periods. Open-end fund investment management fees increased to $51.3 million and $157.4 million for the third quarter and nine months ended September 30, 2006, respectively, from $45.5 million and $126.4 million for the same periods of the prior year primarily due to increases in open-end fund average assets under management of $3.0 billion and $5.5 billion for the third quarter and nine months ended September 30, 2006 compared to the prior year. Investment management fees as a percentage of average assets under management increased by .01% to 0.72% for the three and nine months ended September 30, 2006 compared to 0.71% for the prior-year periods, as our equity strategies comprise a greater percentage of our total assets under management.
Distribution and underwriting fees increased by $3.5 million and $19.3 million for the three and nine months ended September 30, 2006, respectively, from the same periods of the prior year, primarily due to increases in open-end fund average assets under management of $3.0 billion and $5.5 billion for these same periods. The increase in distribution fees was partially offset by decreases in underwriting fees of $0.6 million and $0.4 million for the three and nine months ended September 30, 2006, respectively, when compared to the same periods of the prior year.
Operating Expenses
Operating expenses increased to $61.9 million and $188.3 million for the third quarter and nine months ended September 30, 2006, respectively, from $54.4 million and $153.0 million for the same periods in the prior year. These increases were primarily due to higher distribution and underwriting, employee compensation and benefits, and general and administrative expenses.

($ in thousands)	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2006	2005	Amount	Percent	2006	2005	Amount	Percent
Employee compensation and benefits	$17,203	$15,365	$1,838	12%	$54,496	$45,146	$9,350	21%
Distribution and underwriting expense	24,509	20,642	3,867	19	75,338	57,006	18,332	32
Amortization of deferred sales commissions	8,645	7,894	751	10	24,508	23,798	710	3
Marketing and sales promotion	3,523	3,760	(237)	6	11,124	10,296	828	8
General and administrative	8,029	6,693	1,336	20	22,842	16,765	6,077	36

Total operating expenses	$61,909	$54,354	$7,555	14%	$188,308	$153,011	$35,297	23%

Employee compensation and benefits expense increased by $1.8 million and $9.4 million for the three and nine months ended September 30, 2006, respectively. The increase in both periods largely reflects the impact of expanding the institutional sales force, internalizing our mutual fund client services functions and growing our information technology and administrative staff to support our growth. The current period increase of $1.8 million also includes a reduction in employee compensation and benefits due to our decision to outsource certain facility-related functions, which are now reflected in general and administrative expense.
Distribution and underwriting expense increased by $3.9 million and $18.3 million in the third quarter and first nine months of 2006, respectively, primarily due to increases of $2.5 million and $11.2 million resulting from the growth in the Class C share assets older than one year and to increases of $1.2 million and $7.0 million resulting from the growth of Class A and Class B average open-end fund assets under management. Class C share assets do not generate distribution expense in the first year following their sale because we retain the Rule 12b-1 fees during that first year to offset the upfront commissions that we pay. However, Class C share assets do generate a distribution expense in subsequent years, as we pay the Rule 12b-1 fees to the selling firms. Although the Rule 12b-1 fee rates we paid to broker-dealers and other intermediaries in the three and nine months ended September 30, 2006 did not change from the rates paid in the prior year, we expect distribution expense to increase to the extent our open-end mutual fund assets under management continue to grow.
Marketing and sales promotion expense remained largely constant for the three months ended September 30, 2006, when compared to the prior-year period. These expenses increased by $0.8 million for the nine months ended September 30, 2006 when compared to the prior-year period, due to an increase in supplemental compensation payments and partially offset by cost savings recognized through efficiencies in our fulfillment process. The increase in supplemental compensation payments is largely attributable to the $5.7 billion increase in average mutual fund assets under management. We expect that supplemental compensation payments will fluctuate with changes in mutual fund purchases and assets under management.
General and administrative expense increased by $1.3 million and $6.1 million in the three and nine months ended September 30, 2006, respectively, when compared to the prior-year periods primarily due to increases of $0.2 million and $2.1 million in depreciation expense, $0.2 million and $1.7 million in occupancy-related costs and $0.5 million and $1.0 million in travel and entertainment costs for those same periods, respectively. The increases in depreciation expense and occupancy costs were primarily due to occupying our new headquarters. The increase in depreciation expense was due to the depreciation of new assets placed in service in our facilities, and we expect that our depreciation expense for the remainder of 2006 will continue to be higher than the comparable periods of 2005. The increases in travel and entertainment expenses were primarily due to our expanded sales efforts.
Other Income (Expense), Net
Other income (expense), net was a net income of $0.8 million and $4.9 million for the three and nine months ended September 30, 2006, respectively, as compared to a net income of $1.6 million and $0.6 million for the prior year periods.

($ in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	Change	2006	2005	Change
Net interest income (expense)	$1,638	$(676)	$2,314	$2,820	$(2,963)	$5,783
Investment and other income (loss)	(3,336)	4,647	(7,983)	668	7,030	(6,362)
Minority interest in partnership investments	2,502	(2,416)	4,918	1,411	(3,444)	4,855

Total other income (expense), net	$804	$1,555	$(751)	$4,899	$623	$4,276

The changes in net interest income (expense) of $2.3 million and $5.8 million for the quarter and year-to-date periods were solely due to increases in interest income on cash and cash equivalents, as interest expense was $2.0 million and $6.1 million for the three and nine months ended September 30, 2006 and 2005.
The changes in investment and other income of $8.0 million and $6.4 million for the three and nine months ended September 30, 2006 were primarily due to market appreciation and depreciation resulting principally from market fluctuations. The changes in minority interest in partnership investments represent the corresponding minority interests’ portion of the market appreciation and depreciation from our consolidated partnerships.
Income Taxes
Income taxes as a percentage of income before income taxes was 40.0% and 40.1% for the three and nine months ended September 30, 2006, respectively, compared to 39.7% and 39.9% for the prior year periods.

Liquidity and Capital Resources
Our current financial condition is highly liquid, with the majority of our assets representing our corporate investment portfolio, which is comprised of cash and cash equivalents, investment securities and investments in partnerships. We anticipate utilizing our cash and cash equivalent balances to make investments in our products as opportunities arise, to invest in property and equipment for our facility, to support our operations and to acquire shares under our share repurchase program. Investment securities are principally comprised of company-sponsored mutual funds. In addition, investments in partnerships are typically comprised of highly liquid exchange-traded securities. Our working capital requirements historically have been met through cash generated by our operations and long-term debt.
The following tables summarize key statements of financial condition data relating to our liquidity and capital resources.

	September 30,	December 31,
(in thousands)	2006	2005

Statements of financial condition data:
Cash and cash equivalents	$294,172	$210,469
Receivables	36,122	34,476
Investment securities	133,375	128,265
Investment in partnerships	83,667	79,956
Deferred tax assets, net	102,495	109,126
Deferred sales commissions	55,146	58,390
Long-term debt	150,000	150,000
Cash flows for the nine months ended September 30, 2006 and 2005 are summarized below:

(in thousands)	2006	2005

Cash flow data:
Net cash provided by operating activities	$178,847	$159,651
Net cash used in investing activities	(9,383)	(66,331)
Net cash used in financing activities	(85,761)	(68,893)
Net cash provided by operating activities was $178.8 million for the nine months ended September 30, 2006 and was primarily comprised of income before minority interest and income taxes of $180.1 million and net changes in working capital.
The payment of deferred sales commissions by us to financial intermediaries who sell Class B and C shares of our open-end funds is a significant use of our operating cash flows. Use of cash for deferred sales commissions was $21.3 million for the nine months ended September 30, 2006. We expect that the payment of deferred sales commissions will vary in proportion to future sales of Class B and C shares of open-end funds and that these commissions will continue to be funded by cash flows from operations.
Net cash used in investing activities was $9.4 million for the nine months ended September 30, 2006 and was primarily comprised of our $7.9 million investment in property and equipment as we continue our initial build-out of our new office facility. We expect to make investments in property and equipment as needed to support future staff additions.
Net cash used by financing activities was $85.8 million for the nine months ended September 30, 2006 and was primarily comprised of distributions to minority shareholders of $79.2 million, including distributions for their tax liabilities of $58.4 million, as well as dividends paid to common shareholders of $6.3 million.
We expect our cash and liquidity requirements will be met with the cash on hand and through cash generated by operations. We intend to satisfy our capital requirements over the next 12 months through these sources of liquidity.
Recently Issued Accounting Pronouncements
In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, which seeks to reduce diversity in practice that is associated with certain aspects of measurement and recognition when accounting for uncertain tax positions and clarifies the accounting and disclosure for uncertainty in tax positions. FIN 48 is effective for the Company beginning January 1, 2007. We are currently evaluating the impact, if any, that the adoption of FIN 48 will have on our financial statements.
In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and requires additional disclosure regarding fair value measurements. SFAS 157 is effective for the Company beginning January 1, 2008. We are currently evaluating the impact, if any, that the adoption of SFAS 157 will have on our financial statements.
Critical Accounting Policies
Our significant accounting policies are described in note 3 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2005. A discussion of critical accounting policies is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2005. There were no significant changes in our critical accounting policies during the nine months ended September 30, 2006.
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
Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to: adverse changes in applicable laws or regulations; downward fee pressures and increased industry competition; risks inherent to the investment management business; the loss of revenues due to contract terminations and redemptions; our ownership structure; general declines in the prices of securities; catastrophic or unpredictable events; the loss of key executives; the unavailability of third-party retail distribution channels; increased costs of distribution; failure to recruit and retain qualified personnel; a loss of assets, and thus revenues, if our largest funds perform poorly; damage to our reputation; the extent and timing of any share repurchases; and our holding company structure. Further, the value and composition of our assets under management are, and will continue to be, influenced by a variety of factors including, among other things: purchases and redemptions of shares of the open-end funds and other investment products; fluctuations in the financial markets around the world that result in appreciation or depreciation of assets under management; our introduction of new investment strategies and products; our ability to educate our clients about our investment philosophy and provide them with best-in-class service; the relative investment performance of our investment products as compared to competing offerings and market indices; competitive conditions in the mutual fund, asset management and broader financial services sectors; investor sentiment and confidence; and our decision to open or close products and strategies when deemed to be in the best interests of our clients. Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005 discusses some of these and other important factors in detail under the caption “Risk Factors.”
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
An analysis of our market risk was included in our Annual Report on Form 10-K for the year ended December 31, 2005. There were no material changes to the Company’s market risk during the nine months ended September 30, 2006.
Item 4. Controls and Procedures
Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2006, and has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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

CALAMOS ASSET MANAGEMENT, INC.
(Registrant)

Date: November 3, 2006	By:	/s/ Patrick H. Dudasik

Patrick H. Dudasik
Executive Vice President, Chief Financial Officer
and Treasurer