Form 10-K
period 2006-12-31
Calamos Asset Management, Inc. /DE/
filed 2007-03-06
CIK 1299033

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2006
- or -
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-51003

Calamos Asset Management, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	32-0122554
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2020 Calamos Court,	60563
Naperville, Illinois	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:
630-245-7200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, $0.01 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer    ☐          Accelerated filer    ☑          Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of common stock held by non-affiliates (assuming that all directors and executive officers are affiliates) on June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, was $669.1 million.

At March 2, 2007, there were 23,324,082 shares of Class A common stock and 100 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III — Portions of the definitive proxy statement for our Annual Meeting of Shareholders on May 25, 2007, as specifically described herein.

PART I

Item 1.	Business

In this report, unless the context otherwise requires, references to “we,” “us,” “our” and “our company” refer to (1) Calamos Asset Management, Inc., a Delaware corporation incorporated on July 23, 2004, and its consolidated subsidiaries, including Calamos Holdings LLC and the operating company subsidiaries of Calamos Holdings LLC, after consummation of the reorganization undertaken in connection with our initial public offering, and (2) Calamos Family Partners, Inc., its subsidiaries and their predecessor companies before consummation of this reorganization.

Unless the context otherwise requires:

“Calamos Advisors” refers to Calamos Advisors LLC, a Delaware limited liability company, investment advisor registered with the U.S. Securities and Exchange Commission (SEC) and wholly owned subsidiary of Calamos Holdings LLC. Calamos Advisors acts as an investment advisor in managing our open-end and closed-end mutual funds; and

“Calamos Family Partners” refers to Calamos Family Partners, Inc., a Delaware corporation, and our predecessor holding company. Calamos Family Partners is a private firm owned by members of the Calamos family and owns all the outstanding shares of our Class B common stock; and

“Calamos Interests” refers to Calamos Family Partners and John P. Calamos, Sr., the Chairman of the Board, Chief Executive Officer and Co-Chief Investment Officer of the Corporation. Mr. Calamos also holds the controlling interest in Calamos Family Partners; and

“Calamos Financial Services” refers to Calamos Financial Services LLC, a Delaware limited liability company and broker-dealer registered under the Securities Exchange Act of 1934, as amended, and a wholly owned subsidiary of Calamos Holdings LLC. Calamos Financial Services acts as the sole distributor of our family of open-end mutual funds.

The other operating company subsidiaries of Calamos Holdings LLC are Calamos Property Management LLC, a provider of real estate investment services, and Calamos Partners LLC, a registered investment advisor that provides investment management services primarily related to alternative investment products.

The assets under management and other financial data presented in this report with respect to the mutual funds that we manage include the Calamos Growth and Income Portfolio, which is a portfolio of the Calamos Advisors Trust, a registered open-end investment company. However, references to the terms “mutual funds” and “open-end funds” in this report do not otherwise include this portfolio.

Overview

For 30 years, we have provided investment advisory services to institutions and individuals, managing $44.7 billion in client assets at December 31, 2006. We have consistently applied an investment philosophy and proprietary process centered on risk management across an expanding range of investment strategies, including equity, balanced, high yield, convertible and alternative investments. We believe this disciplined adherence to our investment philosophy and process has enabled us to deliver superior risk-adjusted returns over the long term, which we define as investment returns that are superior to performance benchmarks with an equal or lower level of assumed risk.

We seek institutional and individual clients with long-term investment horizons. We make our range of investment strategies and services available to these clients, directly and through intermediaries, by offering an array of investment products designed to suit their investment needs, such as open-end funds, closed-end funds and separate accounts, including alternative investments. We plan to introduce new investment strategies and supporting services that will provide the opportunity for attractive risk-adjusted returns.

We believe our investment performance, broad range of investment strategies, diverse product offerings, emphasis on client service and sales efforts have allowed us to grow our assets under management and revenues and have positioned us for continued growth. Our assets under management increased from $9.3 billion at December 31,

2001 to $44.7 billion at December 31, 2006. We manage our company, including staffing levels and the commitment of resources, to accommodate both current activities and expected future growth in various areas, including investment management, sales and client servicing.

The Class A common stock of Calamos Asset Management, Inc. trades on the NASDAQ Stock Market LLC under the symbol CLMS. We have paid a quarterly dividend each quarter and have increased our quarterly dividend 22% to 11 cents per share in 2007.

Business Strategy

We are first and foremost an investment firm that strives to deliver superior risk-adjusted returns over the long term. Our business strategy is designed to ensure we maintain and build upon our investment focus. We apply a team approach to investment research and portfolio management, which allows us to leverage significantly our investment talent. Our franchise is built upon a consistent investment philosophy and process that has produced strong risk-adjusted investment performance over the long term and driven significant growth in assets under management.

Indeed, our goal is to continue to grow our business by diversifying the assets we manage by investment strategy, product, service and type of client. We have selectively created investment products over the years in order to take advantage of market opportunities for attractive risk-adjusted returns. Key to executing this strategy is our emphasis on building our capabilities in order to support growth, improving client responsiveness and positioning our business for expansion. In 2006, we continued to improve the caliber and scope of our capabilities in portfolio management, sales, client services, marketing and other functions.

In executing our business strategy, managing historical growth and planning for future growth, we have been, and will continue to be, guided by the following principles:

Maintain Superior Investment Performance

We have developed proprietary research capabilities, including an expertise in valuing companies, taking into consideration their total capital structure. We have a resulting record of achieving high, risk-adjusted returns over the long term for the mutual funds and separate accounts that we manage. As of December 31, 2006, Lipper ranked our Growth Fund as the number 2 multi-cap growth fund for 10 years, our Market Neutral Income Fund as the number 1 equity market-neutral fund for 10 years, and our Global Growth and Income Fund as the number 2 global multi-cap core fund for 10 years.(1) Our strategy is to maintain our performance by consistently applying our investment philosophy and process while actively managing our strategies to maintain a stable balance of risk and reward over the full course of a market cycle. We are equally mindful of protecting our clients’ assets during changing market conditions. Accordingly, we have chosen to expand our product offerings selectively and have closed, and expect to continue to close, products to new investments during periods when we do not believe satisfactory risk-adjusted returns can be achieved with additional client funds.

Focus on Clients, With an Emphasis on Serving Long-Term Investors

A guiding principle is to have our clients’ best interests in mind and to work hard to outperform client expectations in performance and service. We strongly believe that the success of our company is a byproduct of our

(1) Source: Lipper: As of 12/31/06: Growth Fund: #447 for 1 year, #25 for 5 years among 492 and 310 multi-cap growth funds, respectively; Market Neutral Income Fund: #3 for 1 year and #5 for 5 years among 32 and 14 equity market-neutral funds, respectively; Global Growth and Income Fund: #61 for 1 year, and #22 for 5 years among 96 and 56 global multi-cap core funds, respectively. Lipper rankings of funds are based on net total return performance with dividends reinvested and do not take into account or reflect sales charges; if the rankings did reflect sales charges, the results might be less favorable. Each fund is ranked within a universe of funds similar in investment objective as determined by Lipper. All Lipper rankings of the open-end funds managed by Calamos Advisors cited in this report are for Class A shares of those funds. The other classes of shares of those funds may have different performance characteristics. The ratings and rankings included in this report are subject to change without notice and are based on past performance, which may not be predictive of future results.

success in helping clients achieve their investment objectives. In particular, we seek to attract, develop and maintain long-term client relationships by providing excellent client service, including educating investors about our investment philosophy and process. As one measure of the value we place on serving our clients well, many of our departments have received or are in the process of earning “ISO 9001:2000” certification from the International Organization of Standardization (ISO). We continue to pursue ISO certification firm-wide because it provides a rigorous framework for documenting and continually improving our business practices for the benefit of our clients.

Selectively Expand Our Investment Strategies

Since the introduction of our first convertible strategy in 1977, we have expanded our product offerings. In 1990, we introduced our first equity strategy and in subsequent years broadened our investment offerings to include high yield, large cap, total return, international and equity-oriented alternative investment strategies. Each expansion has been based on our core competency in investment research and portfolio management, which generally is based on internal expertise, but may from time to time require us to recruit investment talent in other areas, such as fixed income. In early 2007, we introduced a global equity fund and a market neutral opportunities fund. In addition, we filed a registration statement for a government money market fund to be launched later in 2007. We will continue to expand our investment strategies selectively in areas where we judge we can produce attractive risk-adjusted returns over the long term, including alternative investment offerings. We believe that by doing so, we can enhance our ability to increase assets under management and revenues.

To ensure we are aligned with our clients, our policy has been to invest with our clients. At December 31, 2006, we, along with Calamos Family Partners, had a total of $326 million invested in our investment strategies. In addition, in early 2007, we seeded the new global equity fund with $30 million and the new market neutral opportunities fund with $50 million. We also view managing our corporate cash, which is part of our broader strategy to expand and diversify our business, as a way to produce a stable stream of revenue that in turn allows us to invest in and expand our company.

Expand Our Distribution Relationships

Our first institutional account mandate was initiated in 1981 for a pension fund account that remains a client today. In the late 1980s, we became one of the first participants in the broker-sponsored managed account business. In 2002, we launched the first of our four closed-end funds. As we have done in the past, we strive to expand our presence in distribution channels that best deliver our strategies to long-term investors in order to grow our client base, assets under management and revenues. In recent years, we have placed greater emphasis on a) institutional investors, including private pension funds, public funds, endowment funds, banks and insurance companies; b) family offices, private foundations and high net worth investors; and c) 401(k) platforms, broker consultants, broker-dealers, financial planners and other channels for mutual funds and managed account products. In 2007, as part of our ongoing efforts to expand our distribution opportunities and client base, we plan to focus on the institutional market, retirement platforms and wealth management opportunities, and selectively increase the number of intermediaries that distribute Calamos products.

Expand and Diversify Our Client Base

We are working to expand and diversify our client base, both inside and outside the United States. In the U.S., in addition to expanding our distribution relationships as described above, we see opportunities to expand our wealth management business, which dates back to 1977. In 2007, we expect to form a wealth management subsidiary and develop a wealth management platform that, over time, will offer an array of investment products and value-added services. Outside the U.S., we see growth opportunities by expanding fund offerings, including funds domiciled outside the United States, growing our managed account relationships, and adding global sales and investment expertise.

Capitalize on Our Recognized and Respected Brand

We believe that brand awareness can lead to asset growth and help expand our client base. Over the years, we have been recognized for producing superior long-term investment performance across a range of investment strategies. For example, Consumer Reports named the Calamos Global Growth and Income Fund one of its nine top global funds in January 2007. The Calamos Growth and Income Fund was featured in Andrew Leckey’s nationally syndicated column in August 2006 and in both Smart Money and the Wall Street Journal in October 2006. The Calamos Growth Fund was named a 10-year top performer in Kiplinger’s Personal Finance in August 2006. The Calamos Market Neutral Income Fund was profiled on BusinessWeek.com in August 2006. Our chief investment officers, John P. Calamos, Sr. and Nick P. Calamos, have written books on investments in convertible securities and are recognized experts on investing. During 2006, they discussed their investment insights on CNBC, Bloomberg TV and Pensions and Investments, among others. We believe that as a public company, we have been able to strengthen the Calamos brand and awareness of our investment philosophy.

Investment Philosophy, Management and Process

Investment Philosophy

We believe that a successful investment philosophy must be consistent and long-term oriented. Our investment philosophy is based on our views about the longer-term trends and economic conditions that affect financial markets. We assume there will always be unforeseen events that will continually test the conventional wisdom. We believe we can achieve favorable investment results based on our experience in many market environments, our continued study of economics and financial markets, and our application of a sound investment process that can cope with volatility and risky markets. Because of this philosophy, our investment process is focused on risk management. The creation of wealth for our clients over the long term is not solely about producing returns, but about managing risk, which we define as the potential for loss and the variability of returns.

We seek to provide our clients with superior risk-adjusted returns over the long term. While seeking to achieve strong returns, we focus first on managing risk. We offer a variety of investment strategies that represent distinct balances, or profiles, of risk and reward. We believe that diversification is critical to managing risk and moderating the impact of volatile markets. Our objective is to maintain the consistency of each strategy’s risk and reward profile, whether managing a conservative or an aggressive strategy.

We make decisions on individual securities in the context of our perspective on macroeconomic themes in the U.S. and the world. While the market may not always follow the same pattern every economic cycle, history provides a valuable context for evaluating the risks and opportunities of the current environment. Our investment decision-makers have years of experience managing through many market cycles.

Investment Management

We employ a team approach to portfolio management. Our various investment teams are led by our chief investment officers, John P. Calamos, Sr. and Nick P. Calamos, and are generally comprised of senior strategy analysts, intermediate analysts and junior analysts. Portfolio holdings are reviewed and trading activity is regularly discussed by team members. While day-to-day management of the portfolios is a team effort, the senior strategy analysts, along with our co-chief investment officers, have primary and supervisory responsibility for the portfolios and work with team members to develop and execute the portfolio’s investment program. This team approach allows for valuable contributions from numerous analysts within our company and creates a synergy of expertise that can be applied across many different investment strategies. We also believe that pooling the expertise of our analysts provides for more consistent investment performance over the long term and provides for significant leverage of our investment talent.

Members of our investment team participate in a career track system that helps institutionalize our investment process by immersing many analysts and other team members in our system from early in their careers. Additionally, key members of the investment team participate in our incentive compensation plan. Through this plan, investment team members can share in the overall success of our company. As of year-end 2006, our investment management team included 75 members focused on portfolio management and research, trading, portfolio administration and developing analytical models. To accommodate the diversification and growth of our investment strategies, we intend to continue hiring investment professionals who can complement and add to our core competencies.

Investment Process

We believe that the financial markets operate in a manner that precludes using a single method of analysis, and that market fluctuations call for a more flexible approach. Our long-term investment strategy is based on an investment process that relies on qualitative research and analysis to determine a company’s economic enterprise value. Using this process, our investment management team is able to value all securities within a corporate capital structure.

The key steps in the qualitative component of our investment process are:

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

We also employ a variety of quantitative tools as part of our investment process to construct portfolios.

Moreover, in addition to our sizable allocation of staff and resources to technology, a separate research development team is dedicated solely to investment team needs and projects, reporting directly to our chief investment officers. We have consistently sought technological advantages to improve the investment process and continue to devote significant resources in this area.

Investment Strategies

The following table describes our investment strategies within the equity, balanced, convertible, high yield and alternative asset classes.

	Assets Under
	Management at
	December 31, 2006
Asset Strategies	(in billions)	Description

Equity	$22.8	Invests in a range of U.S. and global companies of various market capitalization under both growth and value disciplines
Balanced	12.9	Invests in dynamic blend of convertible securities, equities and high yield securities, both in the U.S. and globally
Convertible	5.0	Invests primarily in convertible securities
High Yield	3.0	Invests in high yield securities or “junk bonds,” as well as higher-yielding convertible securities
Alternative	1.0	Invests in non-traditional strategies, including market neutral, convertible arbitrage and leveraged equity, among others

Total	$44.7

Investment Products

We market our investment strategies to our clients through a variety of products designed to suit their individual investment needs. We currently offer five types of investment products that fall into the categories of mutual funds and separate accounts.

Mutual Funds

Mutual funds include open-end funds and closed-end funds registered under the Investment Company Act of 1940, as amended.

Open-End Funds

At December 31, 2006, we had $27.3 billion of assets under management in open-end funds, representing approximately 61% of our total assets under management. Open-end funds are continually offered and are not listed on an exchange. Open-end funds issue new shares for purchase, unless they are closed to new investors, and redeem shares from those shareholders who sell. The share price for purchases and redemptions of open-end funds is determined by each fund’s net asset value, which is calculated at the end of each business day.

We introduced our first open-end fund, the Calamos Convertible Fund, in 1985. We have since expanded our open-end fund products and services to invest in securities worldwide and to include equity, balanced, high yield, convertible and alternative strategies that we believe offer attractive risk-adjusted return potential. As of year-end 2006, we acted as the investment advisor to 10 open-end funds offered to customers primarily through financial intermediaries. In early 2007, we introduced a global equity fund and filed a registration statement for a government money market fund to be introduced later in the year. We expect to continue to seek opportunities to expand and develop the investment strategies offered in our open-end fund products as market conditions change.

Calamos Advisors manages the strategies of each of the open-end funds with the goal of achieving higher returns than their respective benchmarks over the long term, but with less risk than that of the broad market. To do so, our investment team focuses on maintaining each strategy’s distinct balance between risk and return throughout the full course of the market cycle. The following table provides the assets under management for each open-end fund managed as of December 31, 2006:

	Assets Under
Fund and	Management at
Ticker Symbol	December 31, 2006	Year of
(A Shares)	(in billions)	Inception	Description

Growth CVGRX	$17.1	1990	Seeks long-term capital growth by investing in domestic equities identifying companies with higher growth relative to peers
Blue Chip CBCAX	0.2	2003	Seeks long-term capital growth by investing in equities of larger, established U.S. companies with balance sheet strength, which can help mitigate downside risk
Value CVAAX	0.1	2002	Seeks long-term capital growth by investing in the equities of domestic companies that are trading well below their intrinsic values but possess identifiable potential catalysts that can spur them to normal levels
International Growth CIGRX	0.3	2005	Seeks long-term capital growth by targeting securities of non-U.S. companies that demonstrate acceleration in revenue growth, earnings growth and return on capital
Global Growth and Income CVLOX	0.9	1996	Seeks high long-term total return through capital appreciation and current income, while offering a defensive approach to equity exposure by strategically allocating stocks, convertible and fixed-income securities among countries and security types
Multi-Fund Blend CMQAX	n/a	2006	As a fund of three Calamos funds, seeks long-term capital growth and, secondarily, current income by investing in the I shares of the Growth Fund, Global Growth and Income Fund, and Value Fund
Growth and Income CVTRX	6.7	1988	Seeks high long-term total return through growth and current income by allocating investments among equity, convertible and fixed-income securities
High Yield CHYDX	0.2	1999	Seeks the highest level of current income obtainable with reasonable risk, with a secondary objective of capital appreciation, by combining higher-yielding fixed income and convertible securities to achieve greater equity sensitivity than a traditional non-convertible fixed income allocation
Convertible (1) CCVIX	0.8	1985	Seeks current income, with a secondary objective of capital growth, by investing in convertible securities issued by both U.S. and foreign companies
Market Neutral Income CVSIX	1.0	1990	Seeks high current income consistent with stability of principal by dynamically combining complementary income-producing strategies such as convertible arbitrage and covered call writing

Total	$27.3

(1)	Closed to new investments, effective April 30, 2003.

At December 31, 2006, 82% of the $26.5 billion of open-end fund assets we manage that have an overall Morningstar rating were rated “four stars” or “five stars” by Morningstar. These ratings are based on past performance, which may not be predictive of future results.(2)

(2) Overall Morningstar ratings of mutual funds reflect historical risk-adjusted performance as of a particular date and are subject to change every month and are calculated from a fund’s three-, five- and 10-year average annual returns, as available, in excess of 90-day T-bill returns with appropriate fee adjustments and a risk factor that reflects fund performance below 90-day T-bill returns. The top 10% of the funds in an investment category receive five stars, the next 22.5% receive four stars, the next 35% receive three stars, the next 22.5% receive two stars and the last 10% receive one star. Each share class of a fund is counted as a fraction of one fund within this scale and rated separately, which may cause slight variations in the distribution percentages. All overall Morningstar ratings of the open-end funds managed by Calamos Advisors cited in this report are for Class A shares of those funds. The other classes of shares of those funds may have different performance characteristics. The ratings and rankings included in this report are subject to change without notice and are based on past performance, which may not be predictive of future results.

Closed-End Funds

At December 31, 2006, we had $6.4 billion of assets under management in closed-end funds, representing approximately 14% of our total assets under management. Closed-end funds typically sell a finite number of shares to investors through underwritten public offerings, unlike open-end funds, which continually offer new shares to investors. After the public offerings, investors buy and sell those shares to other investors through an exchange or broker-dealer market.

We introduced our first closed-end fund, the Convertible Opportunities and Income Fund (NYSE: CHI), in 2002. With this fund, we were among the first managers to combine different asset classes in a single closed-end offering, seeking to enhance returns and limit risk. We have since expanded our closed-end fund products and currently act as the investment advisor to four closed-end funds, each of which trades on the New York Stock Exchange. The Calamos Strategic Total Return Fund also is listed on NASDAQ.

In 2006, we completed a secondary public offering of the Calamos Convertible and High Income Fund (NYSE:CHY). As market conditions warrant, we expect to expand our existing closed-end funds through secondary or rights offerings, or both, and to introduce new closed-end funds that we believe will offer attractive risk-adjusted return potential.

	Assets Under
	Management at
	December 31, 2006	Year of
Fund and Ticker	(in billions)	Inception	Description

Convertible Opportunities and Income CHI	$1.1	2002	Seeks total return through a combination of capital appreciation and current income by investing in convertible and non-convertible fixed income securities

Convertible and High Income CHY	1.5	2003	Seeks total return through a combination of capital appreciation and current income by investing in convertible and high yield fixed income securities

Strategic Total Return CSQ	3.6	2004	Seeks total return through a combination of capital appreciation and current income by investing in equity, convertible and high yield fixed income securities

Global Total Return CGO	0.2	2005	Seeks total return through a combination of capital appreciation and current income by investing in a globally diversified portfolio of equity, convertible and high yield fixed income securities

Total	$6.4

Each of our closed-end funds currently employs leverage in its capital structure by issuing preferred shares. With leverage, we seek to generate additional dividend potential for the common shareholders based on historical differences between short-term and long-term taxable interest rates. The dividends paid to preferred shareholders are based on short-term interest rates, while the proceeds from issuing preferred shares are invested by the funds in longer-term taxable securities.

We distribute the Calamos open-end funds, closed-end funds and managed accounts (see below) primarily through financial intermediaries. We have developed an extensive network of third-party financial intermediaries, and our products are structured to meet their needs and those of their clients. Our sales professionals are located across the United States, and they act in a consultative role to provide our clients with value-added services. In recent years, they have focused on 401(k) platforms, broker consultants, broker-dealers, financial planners and other channels for mutual funds and managed account products. We intend to grow our intermediary business through selective intermediary relationships, and we opportunistically seek to introduce new products that best deliver our investment strategies to investors through these distribution channels.

Client accounts held at our top five financial intermediaries represented approximately 44% of our assets under management as of December 31, 2006.

Separate Accounts

Separate accounts include institutional accounts, managed accounts and alternative investments.

Institutional Accounts

At December 31, 2006, we had $5.2 billion of assets under management in institutional accounts, representing approximately 12% of our total assets under management. Institutional accounts are separately managed accounts for certain investors, such as private pension funds, public funds and endowment funds, offered through consultants, broker-dealer intermediaries and directly by us. We have more than 400 institutional accounts, including commingled funds and sub-advised relationships.

Our first institutional account mandate was initiated in 1981 for a pension fund account that remains a client today. Since initially offering convertible investment strategies to institutions, we have broadened our mandates to include a variety of investment strategies in other asset classes, such as equity and high yield. Currently, our convertible strategies remain closed to new accounts. In recent years, our consultant calling team and business development officers have targeted private pension funds, public funds, endowment funds, banks and insurance companies and focused on educating institutional prospects about our performance. Our institutional marketing efforts center on identifying potential new investors, developing relationships with institutional consultants and providing ongoing client service to existing institutional accounts. We focus on growing our institutional business through equity and high yield mandates, managed under both domestic and global objectives.

Managed Accounts

At December 31, 2006, we had $5.7 billion of assets under management in managed accounts, representing approximately 13% of our total assets under management. Our more than 22,000 managed accounts are individual portfolios of securities offered primarily through 19 national and regional broker-dealer platforms.

We first introduced a managed account through a broker-dealer sponsored platform in 1989. Since initially offering convertible investment strategies to our managed account customers, we have broadened our mandates to include balanced, equity and high yield investment strategies. Currently, our convertible strategies remain closed to new accounts.

Alternative Investments

At December 31, 2006, we had $95 million of assets under management in alternative investment products, representing less than 1% of our total assets under management. Alternative investment products include private investment vehicles, primarily hedge funds, offered directly by us to qualified individual and institutional investors.

Building upon our expertise in risk management, we introduced our first alternative investment product in 1988. In early 2007, we launched a market neutral opportunities fund for qualified investors; we also offer an equity-oriented alternative investment product. We believe that the combination of our investment team approach and analytical resources give us the ability to excel further in this arena, particularly in specialized and underserved market segments. Based on the investment opportunities we see, we expect to develop other alternative investment products under a variety of strategies.

Other Advisory Services

Wealth Management

We provide wealth management services, including asset allocation, to high net worth individuals, family offices and foundations. Our wealth management group offers customized asset allocation advice under the guidance of our investment management team. Our individualized services include offering managed portfolios of mutual funds and separate accounts in both taxable and tax-deferred accounts; developing and executing multi-generational investment policies, asset management and income distribution plans; managing retirement, profit sharing and deferred compensation plans; providing asset allocation and investment management for foundations and endowments; and integrating alternative investments into a comprehensive financial plan.

As part of our annual strategic review process, our view of how best to position and grow our wealth management capabilities evolved in 2006, and as a result, we have reclassified at December 31, 2006 our more than 470 wealth management clients representing more than $660 million of assets under management into their respective underlying investment products.

We support our wealth management clients with a dedicated team of relationship managers and client servicing staff. In addition, we have dedicated business development officers engaged in cultivating new business opportunities through a national network of high net worth professional advisors, family offices, private foundations and select referral platforms.

Investor Services

Calamos Financial Services offers investment guidance and account support to self-directed investors who hold approximately $210 million of Calamos open-end funds. In 2006, we established an investor services center in our headquarters to assist investors in answering questions about their accounts and Calamos investment products.

Other Considerations

Technology and Intellectual Property

We consider technology to be a competitive advantage both in the investment process and elsewhere in the company. Our investment approach demands specific requirements for all aspects of the investment process, including risk management, security analysis and trade processing. As a result, our use of in-house developed and third-party technology and software enables customization of systems across our company. Our quantitative investment tools, including our proprietary Calamos Corporate System, or CCS, continue to be enhanced by our separate research development team, which reports to our chief investment officers. Our internal investment-related systems are geared to the principles that guide our investment process, allowing for a more seamless integration of security analysis, trade processing, accounting and portfolio administration of our more than 22,000 accounts.

In mid-2005, we relocated our company to a new headquarters in Naperville, Illinois. Our infrastructure investment provides for significant redundancies in systems and includes a world-class data center to support our trading floor, investment analysis and other business-critical functions. This new technology is designed to accommodate growth in the number and complexity of applications.

Trademarks, service marks and brand name recognition are important to our business. We have rights to the trade and service marks under which our products are offered in connection with financial analysis and consultation, financial portfolio management and financial investment. We have registered certain marks in the United States, France, Germany, Ireland, Switzerland and the United Kingdom, and will continue to do so as new marks are developed or acquired. We have taken, and will continue to take, action to protect our interest in these marks.

Competition

We compete in all aspects of our business with a large number of investment management firms, commercial banks, broker-dealers and insurance companies. We compete principally on the basis of investment performance; quality of client service; brand recognition and business reputation; continuity of client relationships and assets under management; continuity of our selling arrangements with financial intermediaries; the range of products offered; the level of fees and commissions charged for services; the level of expenses paid to financial intermediaries for administration and distribution; and financial strength.

The following factors, among others, serve to increase our competitive risks: the financial strength and more comprehensive line of products and services provided by our competitors; consolidation within the investment management industry, which is increasing the size and strength of certain competitors; relatively few barriers to entry, which may increase the number of competitors; and the recruiting of our investment professionals and other employees from us.

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

Calamos Advisors and Calamos Partners are registered as investment advisors with the SEC. As registered advisors, they are subject to the requirements of the Investment Advisers Act, and the SEC’s regulations thereunder, as well as to examination by the SEC’s staff. The Investment Advisers Act imposes substantive regulation on virtually all aspects of their business and its relationship with its clients. Applicable requirements relate to, among other things, fiduciary duties to clients, engaging in transactions with clients, maintaining an effective compliance program, performance fees, solicitation arrangements, conflicts of interest, advertising, and recordkeeping, reporting and disclosure requirements. The mutual funds Calamos Advisors manages are registered with the SEC under the Investment Company Act. The Investment Company Act imposes additional obligations, including detailed operational requirements for both the funds and their advisor. Moreover, an investment advisor’s contract with a registered fund may be terminated by the fund on not more than 60 days’ notice, and is subject to annual renewal by the fund’s board after an initial two-year term. As discussed below, both the Investment Advisers Act and the Investment Company Act regulate the “assignment” of advisory contracts by the advisor. The SEC is authorized to institute proceedings and impose sanctions for violations of the Investment Advisers Act and the Investment Company Act, ranging from fines and censures to termination of an investment advisor’s registration. The failure of Calamos Advisors or Calamos Partners or the registered funds advised by Calamos Advisors to comply with the requirements of the SEC could have a material adverse effect on us.

We are also subject to the federal and state laws affecting corporate governance, including the Sarbanes-Oxley Act of 2002 and rules promulgated by the SEC. In addition, because our Class A Common Stock is listed on the NASDAQ Stock Market, we are subject to the rules of NASDAQ, including the corporate governance listing standards approved by the SEC.

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

Under the rules and regulations of the SEC promulgated pursuant to the federal securities laws, Calamos Advisors, Calamos Partners and Calamos Financial Services are subject to periodic examination by the SEC. Calamos Financial Services also is subject to periodic examination by the NASD.

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

Employees

At December 31, 2006, we had approximately 380 full-time employees.

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

Our business is subject to extensive regulation in the United States, primarily at the federal level, including regulation by the SEC under the Investment Company Act of 1940, as amended, and the Investment Advisers Act of 1940, as amended, by the Department of Labor under the Employee Retirement Income Security Act of 1974, as amended, or ERISA, as well as regulation by the National Association of Securities Dealers, Inc., or NASD, and state regulators. The mutual funds managed by Calamos Advisors are registered with the SEC as investment companies under the Investment Company Act. The Investment Advisers Act imposes numerous obligations on investment advisors, including record-keeping, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities. The Investment Company Act imposes similar obligations, as well as additional detailed operational requirements, on registered investment companies and investment advisors. Industry regulations are designed to protect our clients and investors in our funds and other third parties who deal with us and to ensure the integrity of the financial markets. They are not designed to protect our stockholders. Changes in laws or regulations or in governmental policies could limit the sources and amounts of our revenues, increase our costs of doing business, decrease our profitability and materially and adversely affect our business. Further, our failure to comply with applicable laws or regulations could result in fines, censure, suspensions of personnel or other sanctions, including revocation of our registration as an investment advisor or broker-dealer.

To the extent we are forced to compete on the basis of price, we may not be able to maintain our current fee structure.

The investment management business is highly competitive and has relatively low barriers to entry. To the extent we are forced to compete on the basis of price, we may not be able to maintain our current fee structure. Although our investment management fees vary from product to product, historically we have competed primarily on the performance of our products and service, and not on the level of our investment management fees relative to those of our competitors. In recent years, however, there has been a trend toward lower fees in the investment management industry. In order to maintain our fee structure in a competitive environment, we must be able to continue to provide clients with investment returns and service that make investors willing to pay our fees. In addition, the board of trustees of each mutual fund managed by Calamos Advisors must make certain findings as to the reasonableness of its fees. We cannot be assured that we will succeed in providing investment returns and services that will allow us to maintain our current fee structure. Fee reductions on existing or future new business could have an adverse effect on our profit margins and results of operations.

We derive a substantial portion of our revenues from contracts that may be terminated on short notice.

We derive a substantial portion of our revenues from investment management agreements with mutual funds that, as required by law, are generally terminable by the funds’ board of trustees or a vote of the majority of the funds’ outstanding voting securities on not more than 60 days’ written notice. After an initial term, each fund’s investment management agreement must be approved and renewed annually by the independent members of such fund’s board of trustees and, in certain cases, by its stockholders, as required by law. These investment management agreements may be terminated for any number of reasons, including investment performance, advisory fee rates and financial market performance, or may not be renewed. If any of these agreements are terminated, we may not be able to replace these agreements on favorable terms. The decrease in revenues that could result from any such termination could have a material adverse effect on our business.

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

Substantially all of our revenues are determined by the amount of our assets under management. Under our investment advisory contracts with our clients, the investment management fee we receive is typically based on the market value of assets under management. In addition, we receive asset-based distribution and/or service fees with respect to the open-end funds managed by Calamos Advisors over time pursuant to distribution plans adopted under provisions of Rule 12b-1 under the Investment Company Act. Rule 12b-1 fees typically are based on the market value of assets under management and represented approximately 28% of our revenues for each year ended December 31, 2006 and 2005 and 27% of our revenues for the year ended December 31, 2004. Accordingly, a decline in the prices of securities generally may cause our revenues and net income to decline by either causing the value of our assets under management to decrease, which would result in lower investment advisory and Rule 12b-1 fees, or causing our clients to withdraw funds in favor of investments they perceive to offer greater opportunity or lower risk, which would also result in lower fees. The securities markets are highly volatile and securities prices may increase or decrease for many reasons beyond our control, including economic and political events and acts of terrorism. If a decline in securities prices caused our revenues to decline, it could have a material adverse effect on our earnings.

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

As of December 31, 2006, the Calamos Interests owned approximately 77% of the membership units in Calamos Holdings LLC and all of our Class B common stock, representing more than 97% of the combined voting power of all classes of our voting stock. Pursuant to the terms of our amended and restated certificate of incorporation, Calamos Family Partners, Inc. retains a majority of the combined voting power of our common stock until the number of outstanding shares of our Class B common stock, plus the number of membership units in Calamos Holdings LLC and shares of our Class A common stock held by holders of our Class B common stock, falls below 15% of the total number of outstanding membership units in Calamos Holdings LLC, at which time all outstanding shares of our Class B common stock automatically will convert into shares of our Class A common stock. Accordingly, as long as Calamos Family Partners, Inc. maintains the requisite ownership interests in our Class B common stock and our Class A common stock and in membership units of Calamos Holdings LLC, will continue to have the ability to elect all of the members of our board of directors and thereby control our management and affairs, including determinations with respect to acquisitions, dispositions, borrowings, issuances of common stock or other securities, and the declaration and payment of dividends on our common stock. In addition, they will continue to be able to determine the outcome of all matters requiring stockholder approval and will continue to be able to cause or prevent a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. The concentration of ownership could deprive our Class A stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately negatively affect the market price of our Class A common stock. As a result of the control exercised by Calamos Family Partners, Inc., none of our agreements with them and other companies controlled by them are deemed to be negotiated on “arm’s length” terms. However, any such agreements since our initial public offering have been approved in accordance with the Conflict of Interests Policy contained in our Amended and Restated Certificate of Incorporation.

The loss of key executives could have a material adverse affect on our business.

We are dependent on the efforts of John P. Calamos, Sr., our Chairman, Chief Executive Officer and Co-Chief Investment Officer, and Nick P. Calamos, our Senior Executive Vice President and Co-Chief Investment Officer, and other key executives. These executives have been responsible for determining the strategic direction of our business, are integral to our brand and the positive business reputation we enjoy and, having overseen the management of all of our investment portfolios and the research teams responsible for each of our portfolio strategies, have been responsible for the historically strong investment performance that allows us to compete successfully. Although we have employment agreements with John P. Calamos, Sr. and Nick P. Calamos, we cannot assure you that they will continue to act in their positions with us. If we lose the services of any of these key executives, it may have a material adverse effect on our business.

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

While we continue to diversify and add new distribution channels for mutual funds and managed accounts, a significant portion of the growth in our assets under management in recent years has been accessed through intermediaries. As of December 31, 2006, substantially all of our assets under management were attributable to accounts that we accessed through third-party intermediaries. These intermediaries generally may terminate their relationships with us on short notice. Loss of any of the distribution channels afforded by these intermediaries, and the inability to access clients through new distribution channels, could decrease our assets under management and adversely affect our results of operations and growth. In addition, in the case of managed accounts offered through intermediaries to their customers, such intermediaries may reduce the fees that they remit to us as part of the arrangements they have with us. For the years ended December 31, 2006, 2005 and 2004, the fees we received from managed accounts through intermediaries were $31.0 million, $30.5 million and $28.5 million, respectively. A substantial reduction in fees received from third-party intermediaries could have a material adverse affect on our business.

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

As of December 31, 2006, 38% of our assets under management were concentrated in the Calamos Growth Fund, and 44% of our investment management fees were attributable to that fund. As a result, our operating results are particularly exposed to the performance of that fund and our ability to minimize redemptions from and maintain assets under management in that fund. Further, given the size and prominence of the Growth Fund within our company, the performance of the Growth Fund may also indirectly affect the net purchases and redemptions in our other products, which in turn may negatively affect our operating results. In addition, if our investment management agreement with the Growth Fund were terminated for any reason, the decrease in revenues that would result from any such termination would materially impact our earnings. We cannot assure you that investors will continue to maintain their investments in, and that we will be able to maintain our investment management agreement with, our Growth Fund.

We also may close funds and investment strategies to new investors, which could inhibit our growth and could lead to redemptions by existing investors, and could thereby cause a decrease in our revenues.

We are dependent on Calamos Holdings LLC to distribute cash to us in amounts sufficient to pay our tax liabilities and other expenses.

We are a holding company, and our membership units in Calamos Holdings LLC are our primary asset. We have no significant independent means of generating revenues. Calamos Holdings LLC is treated as a partnership for U.S. federal income tax purposes and, as such, is not itself subject to U.S. federal income tax. Instead, its taxable income is allocated on a pro rata basis to Calamos Asset Management, Inc., and the Calamos Interests. Accordingly, we incur income taxes on our proportionate share of any net taxable income of Calamos Holdings LLC, and also incur expenses related to our operations. As the sole manager, we caused and in the future intend to cause Calamos Holdings LLC to distribute cash to its members to the extent necessary to cover their tax liabilities, if any. To the extent we need funds to pay such taxes, or for any other purpose, and Calamos Holdings LLC is unable to provide such funds, it could have a material adverse effect on our business, financial condition or results of operations.

We intend to pay regular dividends to our stockholders, but our ability to do so is subject to the discretion of our board of directors and may be limited by our holding company structure and applicable provisions of Delaware law.

To date, we have paid a cash dividend each quarter and intend to continue to pay dividends on a quarterly basis. Our board of directors may, in its discretion, decrease the level of dividends or discontinue the payment of dividends entirely. The ability of Calamos Holdings LLC to make distributions is subject to its operating results, cash requirements and financial condition, the applicable laws of the State of Delaware (which may limit the amount of funds available for distribution to its members), its compliance with covenants and financial ratios related to existing or future indebtedness, including its existing senior unsecured notes, and its other agreements with third parties. If, as a consequence of these various limitations and restrictions, we are unable to generate sufficient distributions from our business, we may not be able to make or may have to reduce or eliminate the payment of dividends on our shares.

A change of control of our company would automatically terminate our investment management agreements with our clients, unless our separate account clients consent and, in the case of fund clients, the funds’ boards of trustees and shareholders voted to continue the agreements, and could prevent us for a two-year period from increasing the investment advisory fees we are able to charge our mutual fund clients.

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

We have developed our reputation through excellent client services, outstanding long-term risk-adjusted investment performance, comprehensive product offerings, superior distribution and a strong brand image. The Calamos name and brand are valuable assets and any damage to either could hamper our ability to attract and retain clients and employees, thereby having a material adverse effect on our revenues and net income. Risks to our reputation may range from regulatory issues to unsubstantiated accusations and managing such matters may be expensive, time-consuming and difficult.

Risks Related to the Company

The disparity in the voting rights among the classes of shares may have a potential adverse effect on the price of our Class A common stock.

Shares of our Class A common stock and Class B common stock entitle the respective holders to identical rights, except that each share of our Class A common stock entitles its holder to one vote on all matters to be voted on by stockholders generally while each share of Class B common stock entitles its holder to a greater number of votes. The difference in voting rights could adversely affect the value of our Class A common stock to the extent that investors view, or any potential future purchaser of our company views, the superior voting rights of the Class B common stock to be detrimental to the value of the Class A common stock.

Future sales of our Class A common stock in the public market could lower our stock price, and any additional capital raised by us through the sale of equity or convertible securities may dilute our stockholders ownership in us.

We may sell additional shares of Class A common stock in subsequent public offerings. We also may issue additional shares of Class A common stock or convertible debt securities. As of December 31, 2006, we had 23,161,898 outstanding shares of Class A common stock.

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

The Calamos Interests are party to a registration rights agreement with us. Under that agreement, the Calamos Interests have the right to require us to effect the registration of shares of our Class A common stock that the Calamos Interests could acquire upon conversion of their Class B common shares or exchange of their membership units in Calamos Holdings LLC.

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

If the Internal Revenue Service disallows all or any portion of the tax amortization deduction allocated to the company in association with the section 754 election made by Calamos Holdings LLC, such action could have a material adverse effect on our business.

Calamos Holdings LLC made an election under section 754 of the Internal Revenue Code of 1986, as amended (a “section 754 election”). As a result of the section 754 election, Calamos Holdings LLC increased the company’s proportionate share of the tax basis of the assets of Calamos Holdings LLC to reflect the purchase price paid by the company for its interest in Calamos Holdings LLC. For federal income tax purposes, Calamos Holdings LLC is treated as a partnership and, based upon a third party valuation, its primary intangible assets include investment management contracts and distribution agreements. Based on an opinion of counsel, these types of customer-based intangibles should be amortizable intangibles for federal income tax purposes. Therefore, Calamos Holdings LLC allocated increased tax amortization deductions to the company, which reduced the company’s share of taxable income. However, if the Internal Revenue Service were to disallow all or any portion of the tax amortization deductions allocated to the company, based on the valuation or allocation or purchase price related to the section 754 election, such action could have a material adverse effect on our business.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

Our principal executive offices are located at 2020 Calamos Court, Naperville, Illinois 60563, where we occupy approximately 149,000 square feet of space under lease agreements with subsidiaries of Calamos Property Holdings LLC, which is owned by the stockholders of Calamos Family Partners, Inc. We have approximately 27,000 square feet of additional office space at a different location in Naperville, Illinois under a separate lease agreement with a subsidiary of Calamos Property Holdings LLC.

Item 3.	Legal Proceedings

In the normal course of business, we may be subject to various legal proceedings from time to time. Currently, there are no material legal proceedings pending against us.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A common stock ($0.01 par value) trades on the NASDAQ Stock Market LLC under the symbol “CLMS.” There is no public market for our Class B common stock ($0.01 par value).

The high and low trade price information for Class A common stock and dividends per share for each class of common stock were:

	Market Price Range				Cash Dividends
	2006		2005		per Share
	High	Low	High	Low	2006	2005

First Quarter	$39.43	$30.72	$31.40	$23.01	$0.09	$0.07
Second Quarter	$44.10	$26.14	$28.74	$20.55	$0.09	$0.07
Third Quarter	$30.40	$24.23	$29.97	$23.23	$0.09	$0.07
Fourth Quarter	$31.85	$26.42	$32.81	$23.42	$0.09	$0.07

On February 21, 2007, there were approximately 62 holders of record of our outstanding Class A common stock and one holder of record of our outstanding Class B common stock. Shares of our Class A common stock are primarily held in “street name” through various brokers.

Calamos Asset Management, Inc. expects to declare and pay quarterly cash dividends during 2007.

Equity Compensation Plan Information

Number of Securities
Remaining Available
for Future Issuance
	Number of Securities	Weighted-Average	Under Equity
	to be Issued upon	Exercise Price of	Compensation Plans
	Exercise of	Outstanding	(Excluding
	Outstanding Options,	Options, Warrants	Securities Reflected
	Warrants and Rights	and Rights	in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders:
Stock options	1,335,098	$25.30	(1)
Restricted stock units	1,288,440	—	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	2,623,538	$12.87	7,142,863 (1)

(1)	A combined total of 10,000,000 shares of Calamos Asset Management, Inc.’s common stock may be issued under the stock option and restricted stock unit plans. During the twelve months ended December 31, 2006, 233,599 shares were exercised under the restricted stock unit plan.

The following table summarizes information with respect to purchases made by or on behalf of the company of shares of its common stock.

			(c)	(d)
			Total Number of	Maximum Number
			Shares Purchased as	of Shares that may
	(a)	(b)	Part of Publicly	be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plans or
	Shares Purchased	per Share	Programs	Programs

October 19 — October 31, 2006	—	—	—	2,000,000
November 1 — November 30, 2006	—	—	—	2,000,000
December 1 — December 31, 2006	—	—	—	2,000,000

Total	—	—	—	2,000,000

On October 19, 2006, the Board of Directors authorized the company to purchase up to 2.0 million shares of Class A common stock. No shares have been purchased under this program as of December 31, 2006.

The following graph compares the percentage change in cumulative shareholder return on the company’s common stock with the Standard & Poor’s 500 Index and SNL Asset Manager Index since October 28, 2004 (assuming a $100 investment on October 28, 2004, and the reinvestment of any dividends).

Performance Graph

Total Return Performance

	Period Ended
Index	10/28/04	12/31/04	03/31/05	06/30/05	09/30/05	12/31/05	03/31/06	06/30/06	09/30/06	12/31/06
Calamos Asset Management, Inc.	100.00	135.34	135.50	137.53	124.91	159.57	190.29	147.85	150.05	137.76
S&P 500 Index	100.00	107.83	105.51	106.95	110.81	113.12	117.34	115.10	121.05	128.52
SNL Asset Manager Index	100.00	114.57	111.74	124.09	130.81	145.71	157.33	141.63	163.57	168.98

Item 6.	Selected Financial Data

The following tables set forth our selected historical consolidated financial and other data, as well as financial and other data for our predecessor, Calamos Family Partners, Inc. as of the dates and for the periods indicated. The selected historical consolidated income statement data for the period January 1, 2004 to November 1, 2004 and for each of the years in the two-year period ended December 31, 2003 and the selected historical consolidated balance sheet data as of December 31, 2003, and 2002 have been derived from the audited consolidated financial statements of Calamos Family Partners, Inc. (formerly known as Calamos Holdings, Inc.).

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

					Pro Forma
					Combined
	Year Ended December 31,		Nov. 2 to	Jan. 1 to	Year Ended	Year Ended December 31,
(in thousands, except share data)	2006	2005	Dec. 31, 2004	Nov. 1, 2004	2004	2003	2002
				(Predecessor)		(Predecessor)	(Predecessor)

Income Statement Data:
Revenues
Investment management fees	$329,383	$284,951	$41,787	$168,938	$210,725	$109,052	$62,594
Distribution and underwriting fees	151,760	129,250	19,350	79,578	98,928	53,005	24,883
Other revenue	4,029	3,366	633	1,861	2,494	328	363

Total revenue	485,172	417,567	61,770	250,377	312,147	162,385	87,840
Operating expenses
Employee compensation and benefits	73,382	61,029	12,537	53,170	65,707	33,657	28,317
Distribution expenses	100,935	79,446	11,040	39,517	50,557	22,576	7,982
Amortization of deferred sales commissions	32,924	31,431	5,109	24,315	29,424	19,879	11,677
Marketing and sales promotion	15,631	14,738	2,263	16,881	19,144	9,184	6,988
General and administrative	31,272	24,829	2,587	11,258	13,845	8,671	6,863

Total operating expenses	254,144	211,473	33,536	145,141	178,677	93,967	61,827

Operating income	231,028	206,094	28,234	105,236	133,470	68,418	26,013
Other income (expense), net	12,381	5,761	1,016	(1,487)	(471)	25	(899)

Income before minority interest in Calamos Holdings LLC and income taxes	243,409	211,855	29,250	103,749	132,999	68,443	25,114
Minority interest in Calamos Holdings LLC	186,631	163,009	22,609	—	22,609	—	—

Income before income tax	56,778	48,846	6,641	103,749	110,390	68,443	25,114
Income taxes	22,770	19,624	2,649	1,567	4,216	1,117	383

Net income	$34,008	$29,222	$3,992	$102,182	$106,174	$67,326	$24,731

Earnings per share
Basic	$1.47	$1.27	$0.18	$1.06		$0.70	$0.26
Diluted(1)	$1.45	$1.26	$0.17	$1.06		$0.70	$0.26
Weighted average shares outstanding
Basic(2)	23,161,998	23,000,100	22,700,100	96,800,000		96,800,000	96,800,000
Diluted(1)	100,805,030	100,625,824	100,491,409	96,800,000		96,800,000	96,800,000

	As of December 31,
	2006	2005	2004	2003	2002
				(Predecessor)	(Predecessor)

Balance Sheet Data (in thousands):
Cash and cash equivalents	$328,841	$210,469	$149,768	$5,073	$2,648
Investment securities	142,862	128,265	90,444	9,296	6,025
Partnership investments	90,528	79,956	60,150	2,806	2,307
Total assets	795,840	665,477	516,452	104,531	57,272
Long-term debt	150,000	150,000	150,000	23,008	10,945
Total liabilities	212,900	205,460	191,342	58,107	32,246
Minority interests	368,363	273,883	166,616	11	10
Total stockholders’ equity	214,577	186,134	158,494	46,413	25,016
Assets Under Management (in millions):
Mutual funds	33,704	32,244	27,275	14,831	5,799
Separate accounts	11,021	11,561	10,700	9,009	7,093

Total assets under management	$44,725	$43,805	$37,975	$23,840	$12,892

(1)	In calculating diluted earnings per share for 2006, 2005 and for the period November 2, 2004 to December 31, 2004, the effective tax rates of 40.1%, 40.2% and 39.9%, respectively, were applied to income before minority interest in Calamos Holdings LLC and income taxes. Diluted shares outstanding for 2006, 2005 and for the period November 2, 2004 to December 31, 2004 are calculated (a) assuming the Calamos Interests exchanged all of their membership units in Calamos Holdings LLC for shares of the Company’s Class A common stock on a one-for-one basis and (b) including the effect of outstanding restricted stock unit and option awards.

(2)	Basic shares for the periods to November 2, 2004 reflect the 96,800,000 existing after giving effect to the formation transaction, whereby on October 15, 2004, Calamos Family Partners, Inc. contributed all of its assets and liabilities, including all equity interest in its wholly owned subsidiaries, to Calamos Holdings LLC in exchange for 96,800,000 of the membership units of Calamos Holdings LLC.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

We provide investment advisory services to institutions and individuals, managing $44.7 billion in client assets at December 31, 2006. We offer our clients a variety of investment products designed to suit their individual investment needs. As described in the Business section within Part I, the way that we view our business has evolved, and as a result we have revised the way that we categorize certain accounts, assets under management and the respective investment management fees. Prior period amounts have been reclassified to conform with the current year’s presentation.

Assets Under Management

Our operating results fluctuate primarily due to changes in the total value and composition of our assets under management. The following table details our assets under management, based on the five types of investment product types we offer in the mutual fund and separate account categories, at December 31, 2006, 2005 and 2004.

(in millions)	2006	2005	2004

Mutual Funds
Open-end funds	$27,303	$26,303	$21,245
Closed-end funds	6,401	5,941	6,030

Total mutual funds	33,704	32,244	27,275

Separate Accounts
Institutional accounts	5,203	5,130	4,099
Managed accounts	5,723	6,340	6,527
Alternative investments	95	91	74

Total separate accounts	11,021	11,561	10,700

Total assets under management	$44,725	$43,805	$37,975

In order to increase our assets under management and expand our business, we must develop and market investment products that suit the individual investment needs of our target clients — investors seeking superior risk-adjusted returns over the long term. The value and composition of our assets under management and our ability to continue to attract clients will depend on a variety of factors, including, among other things:

•	purchases and redemptions of shares of the open-end funds and other investment products;

•	fluctuations in the financial markets around the world that result in appreciation or depreciation of assets under management;

•	our ability to educate our target clients about our investment philosophy and provide them with best-in-class service;

•	the relative investment performance of our investment products as compared to competing offerings and market indices;

•	competitive conditions in the mutual fund, asset management and broader financial services sectors;

•	investor sentiment and confidence; and

•	our introduction of new investment strategies and products and our decision to close strategies when deemed in the best interests of our clients.

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

Closed-End Funds.  Closed-end funds typically sell a finite number of shares to investors through underwritten public offerings, unlike open-end funds, which continually offer new shares to investors. After the public offerings, investors buy closed-end fund shares from, and sell those shares to, other investors through an exchange or broker-dealer market. All four of the closed-end funds that we manage currently use leverage by issuing preferred securities, which increase their total assets. Assets under management in closed-end funds vary due to the amount of assets raised in underwritten public offerings, the amount of leverage utilized and market appreciation or depreciation. Our revenues from closed-end funds are derived from the investment management fees on the assets that we manage. In addition, in a typical underwritten public offering, investors are charged a 4.5% commission by the selling firms. We do not receive or pay commissions in connection with sales of closed-end fund shares, although we may pay asset-based distribution and service fees, as well as one-time distribution and service fees to underwriters for underwriting public offerings of closed-end funds.

Separate Accounts

Separate accounts include institutional accounts, managed accounts for high net worth investors and alternative investments. Fund flows into and out of such accounts, which we refer to as purchases and redemptions, affect our level of assets under management. Assets under management from these accounts also vary as a result of market appreciation and depreciation. Our revenues from separate accounts are derived from investment management fees that we charge, including performance fees in some cases. Provided below is a brief differentiation of these accounts:

•	Institutional accounts are separately managed accounts for institutional investors, such as public and private pension funds, public funds and endowment funds, and are offered directly by us through institutional consultants and through national and regional broker-dealers.

•	Managed accounts are separately managed accounts for high net worth investors offered primarily through national and regional broker-dealers.

•	Alternative investments include private investment vehicles, primarily hedge funds, offered directly by us to qualified individual and institutional investors.

Revenues

Our revenues are substantially comprised of investment management fees earned under contracts with the mutual funds and separate accounts managed by us. The distribution of assets under management among our investment products also will have an impact on our investment management fees, as some products carry different fees than others. Investment management fees may fluctuate based on a number of factors, including the following:

•	total value and composition of our assets under management;

•	market appreciation or depreciation;

•	investment performance relative to benchmarks and competitors;

•	level of net purchases and redemptions, which represent the sum of new client assets, additional funding from existing clients, withdrawals of assets from and termination of client accounts, and purchases and redemptions of mutual fund shares;

•	a determination by the independent trustees of the mutual funds to terminate or significantly alter the funds’ investment management agreements with us; and

•	increased competition.

Our revenues also are comprised of distribution and underwriting fees. Asset-based distribution and/or service fees received pursuant to Rule 12b-1 plans, discussed below, are a significant component of distribution and underwriting fees. Distribution and underwriting fees may fluctuate based on a number of factors, including the following:

•	total value and composition of our assets under management generally and by share class;

•	market appreciation or depreciation; and

•	the level of purchases and redemptions.

Investment Management Fees

Investment management fees that we receive from mutual funds for which we act as investment advisor are computed monthly on an average daily net asset basis. Investment management fees that we earn on separate accounts for which we act as investment advisor are computed quarterly, either in advance or in arrears, based on the assets under management balance at the beginning or end of the quarterly period. We recognize the revenues derived from these fees over the period during which we render investment advisory services.

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

Rule 12b-1 distribution and/or service fees are asset-based fees that the open-end funds pay us over time pursuant to distribution plans adopted under provisions of Rule 12b-1 of the Investment Company Act. These fees are typically calculated as a percentage of average daily net assets under management in specific share classes of the open-end funds. These fees fluctuate with both the level of average daily net assets under management and the relative mix of assets among share classes. Rule 12b-1 fees are generally offset by distribution and service expenses paid during the period, as well as the amortization of deferred sales commissions that were previously paid by us to third parties.

We earn front-end sales charges on the sale of Class A shares of open-end funds, which provide for a sales charge at the time of investment. We retain a portion of the applicable sales charge and, if Calamos Financial Services acts as the broker-dealer for the account, we retain the entire sales charge. Sales charges are waived on sales to shareholders or intermediaries that exceed specified minimum dollar amounts and other specified conditions. Sales charges fluctuate with both the level of Class A share sales and the mix of Class A shares offered with and without a sales charge.

Contingent deferred sales charges are earned on redemptions of Class B shares within six years of purchase and on redemptions of Class C shares within one year of purchase. Contingent deferred sales charges fluctuate primarily based on the length of the investment in Class B and Class C shares. Waivers of contingent deferred sales charges apply under certain circumstances.

Other Revenues

Other revenues consist primarily of portfolio accounting fees, which are contractual payments calculated as a percentage of combined assets of the mutual funds for financial accounting services, such as expense accrual and tax calculations. For the year ended December 31, 2006, we received $3.9 million in portfolio accounting fees. The fees were calculated based on the average daily assets of the open-end and closed-end funds.

Operating Expenses

Our operating expenses, which consist of employee compensation and benefits, distribution and underwriting expenses, amortization of deferred sales commissions, marketing and sales promotion expenses, and general and administrative expenses, may fluctuate due to a number of factors, including the following:

•	variations in the level of total compensation expense due to, among other things, bonuses, changes in our employee count and mix, and competitive factors;

•	changes in distribution and underwriting expense as a result of fluctuations in mutual fund sales, level of redemptions and market appreciation or depreciation of assets under management;

•	the amount of Rule 12b-1 distribution and/or service fees that we receive, as well as our continued ability to receive those fees in the future, which would affect the amortization expenses associated with the receipt of these fees;

•	changes in the level of our marketing and promotion expenses in response to market conditions, including our efforts to further penetrate our existing distribution channels; and

•	expenses and capital costs, such as technology assets, depreciation, amortization, and research and development, incurred to maintain and enhance our administrative and operating services infrastructure.

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

Distribution and Underwriting Expense

Distribution and underwriting expense includes payments that we make to broker-dealers and other intermediaries for selling, underwriting, servicing and administering mutual funds. This expense is influenced by new mutual funds sales, levels of redemptions and market appreciation or depreciation of assets under management in these products. With respect to open-end funds, this expense is comprised of Rule 12b-1 distribution and/or service fee payments to the selling firms.

Amortization of Deferred Sales Commissions

As discussed above, we pay commissions to selling firms upon the sale of Class B and C shares of open-end funds. As we pay these commissions, we create a deferred sales commission asset on our balance sheet. We amortize this asset over the period in which we receive related asset-based distribution and/or service fees pursuant to Rule 12b-1 plans. Amortization expenses generally offset the Rule 12b-1 fees we receive from the funds’ shareholders over this same period. In addition, because Rule 12b-1 fees cease upon the redemption of open-end fund shares, amortization expenses are accelerated when shares are redeemed, resulting in a reduction of the deferred sales commission asset.

Other Operating Expenses

Other operating expenses include marketing and sales promotion expenses, and general and administrative expenses. Marketing and sales promotion expenses generally vary based on the type and level of marketing, educational, sales or other programs in operation and include closed-end fund marketing costs and ongoing and one-time payments to broker-dealers. In addition, as the open-end mutual funds that we manage have grown in size and recognition, we have become subject to supplemental compensation payments to third-party selling agents, which are a component of marketing and sales promotion expense. We expect supplemental compensation payments to continue to increase to the extent our funds gain assets and further recognition. In connection with closed-end funds, we make fee payments to certain underwriters for distribution, consulting and/or support services rendered during or after the offering period of each closed-end fund. These fees are based on contractual agreements with underwriting firms and are either paid over time based on the average daily net assets of such funds or are paid at the close of the offering period based on the amount of assets raised during the offering. General and administrative expenses primarily include occupancy-related costs, depreciation and professional and business services and generally increase and decrease in relative proportion to the number of employees retained by us and the overall size and scale of our business operations.

Impact of Distribution and Underwriting Activities

In order to gather assets under management, we engage in distribution and underwriting activities, principally with respect to our family of open-end mutual funds. Generally accepted accounting principles require that we present distribution fees earned by us as revenues and distribution fees paid to selling firms and the amortization of deferred sales commissions as expenses in the consolidated statements of operations. However, when analyzing our business, we net the result of these distribution activities as they are typically a result of a single open-end mutual fund share purchase. Hence, the result of presenting this information in accordance with generally accepted accounting principles is a reduction to our overall operating margin, as the margin on distribution activities is generally lower than the margins on the remainder of our business. The following table summarizes the net distribution fee margin for the years ended December 31, 2006 and 2005:

	2006	2005

Distribution and underwriting fees	$151,760	$129,250
Distribution and underwriting expense	(100,935)	(79,446)
Amortization of deferred sales commissions	(32,924)	(31,431)

Net distribution fees	$17,901	$18,373
Net distribution fee margin	12%	14%

Net distribution fee margin varies by share class because each share class has different distribution and underwriting activities, which are described below.

Class A shares represented $17.6 billion of our assets under management as of December 31, 2006. These shares provide for a front-end sales charge at the time of investment. The sales charge is equal to a maximum of 4.75% of the amount invested. We retain an underwriting fee representing a portion of this sales charge and pay any remaining amounts to the selling firm. We retained underwriting fees of $6.1 million for the year ended December 31, 2006. We receive Rule 12b-1 distribution and service fees on Class A shares at a rate of 0.25% of Class A share assets under management and record these fees as distribution and underwriting fee revenue. These fees are generally offset by a 0.25% fee paid to third-party selling agents that is recorded as a distribution expense. For the year ended December 31, 2006, we received Class A share Rule 12b-1 fees of $45.4 million. For the same period, we made Class A share Rule 12b-1 payments to selling firms of $41.6 million.

The distribution fee margin that we earn on Class A shares is largely driven by the distribution fees that we retain as broker of record and by the front-end sales charges, which fluctuate with both the total Class A share sales and the mix of Class A share sales with and without a sales charge. Recently, the percentage of Class A share sales made without a sales charge has been increasing. If this trend continues, we expect that our Class A share net distribution fee margin will decrease.

Class B shares represented $2.3 billion of our assets under management as of December 31, 2006. Investors in Class B shares do not pay a sales charge at the time of investment; instead, we pay an upfront commission equal to 4.0% of the amount invested directly to the selling firm when the investment is made. This advance payment is capitalized when paid as a deferred sales commission asset and is amortized straight-line over eight years. For the year ended December 31, 2006, we made Class B share commission payments to selling firms of $9.0 million. If the investor redeems shares within the first six years of investment, we receive a contingent deferred sales charge, often referred to as a CDSC, of between 5.0% (during the first year) declining to 1.0% (during the sixth year) of the lesser of the redemption price or purchase price. For the year ended December 31, 2006, we received Class B share CDSC payments of $6.2 million.

We receive Rule 12b-1 fees on Class B shares at the rate of 1.0% of Class B share assets under management (consisting of a 0.75% distribution fee and a 0.25% service fee) and record these fees as distribution and underwriting fee revenue. We make Rule 12b-1 service fee payments to the selling firm at a rate of 0.25% of Class B share assets under management and record these payments as a distribution expense. We retain a 0.75%

distribution fee to help us recover the upfront commissions that we paid to the selling firm. Rule 12b-1 payments continue for eight years, at which point Class B shares automatically convert into Class A shares. For the year ended December 31, 2006, we received Class B share Rule 12b-1 fees of $23.8 million. For the same period, we made Class B share Rule 12b-1 payments to selling firms of $5.9 million.

The net distribution fee margin that we earn on Class B shares is primarily the result of the difference between the annual 0.75% distribution fee revenue that we receive on the average Class B share assets under management and the amortization of the 4.0% upfront commission over the eight-year life of the asset. This differential creates a component of net distribution fee margin unique to Class B shares that will remain constant before giving consideration to market appreciation or depreciation. Further, the net distribution fee margin on Class B shares fluctuates due to the appreciation or depreciation of the underlying assets. Appreciation or depreciation of the assets from the time of sale will result in a corresponding increase or decrease in the distribution fee revenues. We expect our distribution fee margin to increase as the underlying Class B share assets appreciate and to decrease as these assets depreciate.

Class C shares represented $6.9 billion of our assets under management as of December 31, 2006. Investors in Class C shares do not pay a sales charge at the time of investment; instead, we pay an upfront commission equal to 1.0% of the amount invested directly to the selling firm when the investment is made. This advance payment is capitalized when paid as a deferred sales commission asset and is amortized straight-line over 12 months. For the year ended December 31, 2006, we made commission payments to selling firms of $15.4 million. If the investor redeems Class C shares within one year of investment, we receive from the proceeds of the sale a CDSC equal to 1.0% of the lesser of the redemption price or purchase price. For the year ended December 31, 2006, we received Class C share CDSC payments of $1.0 million.

We receive Rule 12b-1 fees on Class C shares at the rate of 1.0% of Class C share assets under management (consisting of a 0.75% distribution fee and a 0.25% service fee) and record these fees as distribution and underwriting fee revenue. We make Class C share Rule 12b-1 distribution and service fee payments to the selling firm beginning in the second year following the sale at the rate of 1.0% of Class C share assets under management and record these payments as a distribution expense. For the year ended December 31, 2006, we received Class C share 12b-1 fees of $69.0 million. For the same period, we made Class C share Rule 12b-1 payments to selling firms of $52.7 million.

The first year’s Rule 12b-1 fee helps us to recoup the upfront commission we paid to the selling firm, resulting in a net distribution fee margin on Class C shares that is generally zero, before giving consideration to market appreciation or depreciation. However, during the first 12 months following the sale of Class C shares, this margin will fluctuate due to the appreciation or depreciation of Class C share assets. Appreciation or depreciation of the assets from the time of sale will result in a corresponding increase or decrease in the distribution fee revenues. We expect our distribution fee margin to increase as the underlying Class C share assets appreciate and to decrease as these assets depreciate.

Class I shares represented $0.5 billion of our assets under management as of December 31, 2006. These shares do not provide for a front-end sales charge or Rule 12b-1 fees and are generally offered to individual and institutional investors making initial investments of $5 million or more; therefore, no distribution fee margin exists for this share class.

Class R shares were added in March 2007. Investors do not pay a front-end sales charge at the time of investment. We receive Rule 12b-1 fees on Class R shares at a rate of 0.50% of Class R share assets under management and record these fees as distribution and underwriting fee revenue. We make Class R share Rule 12b-1 distribution and service fee payments to selling firms equal to the distribution and service fee revenue that we receive and record these payments as distribution expense. Because the distribution revenue and distribution expense on Class R shares generally offset, the net distribution fee margin is zero for this share class, and as a result negatively impacts the overall net distribution margin.

Because the net distribution fee margin varies by share class, the mix of Class A, Class B and Class C share sales and assets affects the net overall distribution fee margin, because the Class A share margin is significantly greater than the Class B and Class C margins. Finally, we expect that our net distribution fee margin will continue to negatively impact our operating margins.

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

Minority Interest

As sole manager of Calamos Holdings LLC, we consolidate the financial results of Calamos Holdings LLC with ours. In light of Calamos Family Partners, Inc. and John P. Calamos, Sr.’s collective ownership of approximately 77% in Calamos Holdings LLC as of December 31, 2006 and 2005, respectively, we reflect their ownership as a minority interest in our consolidated statements of financial condition and consolidated statements of operations. Our historical results are those of Calamos Family Partners, Inc., as our predecessor company. As a result, our income before income taxes, excluding Calamos Family Partners, Inc. and John P. Calamos, Sr.’s minority interest, represent approximately 23% of Calamos Holdings LLC’s net income for the years ended December 31, 2006 and 2005, and similarly, outstanding shares of our Class A common stock represent approximately 23% of the outstanding membership units of Calamos Holdings LLC for the years ended December 31, 2006 and 2005. Beginning in 2005, income before minority interest in Calamos Holdings LLC and income taxes includes investment income earned on cash and cash equivalents held solely by Calamos Asset Management, Inc. (CAM) during the same period. This investment income is not reduced by any minority interest; therefore, the resulting minority interest is less than 77% for the years ended December 31, 2006 and 2005. We expect that as we continue to generate and invest cash held solely by CAM the minority interest will continue to decline as a percentage of income before minority interest in Calamos Holdings LLC and income taxes.

Calamos Partners LLC is the general partner of Calamos Equity Opportunities Fund LP, a private investment partnership, and at December 31, 2006, we and our affiliates had 41% and 54% interests in this partnership, respectively (95% combined). As of December 31, 2005, we and our affiliates had 42% and 52% interests in this partnership, respectively (94% combined). During 2006 and 2005, we consolidated the financial results of this partnership into our results. The combined interests of the investments in the partnership not owned by us are presented as minority interest in partnership investments in our financial statements. As partnerships are created to launch new products, we as well as our affiliates may invest in these entities, and these partnerships may be required to be consolidated into our results as well.

Income Taxes

Calamos Family Partners, Inc., as predecessor, was taxed as an S corporation under the Internal Revenue Code; therefore, the income and expenses of Calamos Family Partners, Inc. were included in the income tax returns of its stockholders. Calamos Family Partners, Inc. was subject only to Illinois replacement tax and other state taxes, resulting in an effective tax rate of 1.5%. Beginning November 2, 2004, we have been subject to income taxes applicable to C corporations. We have determined our effective tax rate to be 40.1% and 40.2% for the years ended December 31, 2006 and 2005, respectively, and 39.9% for the period November 2, 2004 through December 31, 2004.

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

Operating Results

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Assets Under Management

Assets under management increased by $920 million, or 2%, to $44.7 billion at December 31, 2006 from $43.8 billion at December 31, 2005. The average assets under management reached $46.6 billion for the six months ended June 30, 2006 and fell to $44.8 billion for the six months ended December 31, 2006. At December 31, 2006, our assets under management consisted of 75% mutual funds and 25% separate accounts, as compared to 74% mutual funds and 26% separate accounts at December 31, 2005.

	Year Ended
	December 31,		Change
(in millions)	2006	2005	Amount	Percent

Mutual Funds
Beginning assets under management	$32,244	$27,275	$4,969	18%
Net purchases	288	3,421	(3,133)	92
Market appreciation	1,172	1,548	(376)	24

Ending assets under management	33,704	32,244	1,460	5

Average assets under management	34,075	29,084	4,991	17

Separate Accounts
Beginning assets under management	11,561	10,700	861	8
Net purchases (redemptions)	(1,107)	212	(1,319)	622
Market appreciation	567	649	(82)	13

Ending assets under management	11,021	11,561	(540)	5

Average assets under management	11,605	10,889	716	7

Total Assets Under Management
Beginning assets under management	43,805	37,975	5,830	15
Net purchases (redemptions)	(819)	3,633	(4,452)	123
Market appreciation	1,739	2,197	(458)	21

Ending assets under management	44,725	43,805	920	2

Average assets under management	$45,680	$39,973	$5,707	14%

Mutual fund net purchases were $288 million in 2006, a decrease of $3.1 billion from $3.4 billion in the prior year. Mutual fund net purchases were $2.0 billion for the six months ended June 30, 2006. During the six months ended December 31, 2006, we experienced net redemptions of approximately $1.7 billion. The outflows during the last half of 2006 were primarily due to lower purchases and higher redemptions of our Growth Fund, which comprises a significant percentage of our total assets under management. As is consistent with the broad market, growth equities were largely out of favor with investors during 2006, which along with the short-term underperformance of our Growth Fund, negatively affected both market appreciation and net purchases/redemptions. However, during 2006, we experienced net purchases in a number of our mutual funds, primarily our Market Neutral Income Fund, Growth and Income Fund, Global Growth and Income Fund and International Growth Fund.

Separate accounts had net redemptions of $1.1 billion in 2006 compared to net purchases of $212 million in 2005, mainly due to separate account outflows in our convertible strategies, which remain closed to new investors. Separate account net purchases were relatively flat for the six months ended June 30, 2006, while during the six months ended December 31, 2006, we experienced net redemptions of approximately $1.0 billion.

Revenues

Total revenues increased by $67.6 million, or 16%, to $485.2 million for the year ended December 31, 2006 from $417.6 million for the prior year. The increase was primarily due to higher investment management fees and distribution and underwriting fees.

			Change
(in thousands)	2006	2005	Amount	Percent

Investment management fees	$329,383	$284,951	$44,432	16%
Distribution and underwriting fees	151,760	129,250	22,510	17
Other	4,029	3,366	663	20

Total revenues	$485,172	$417,567	$67,605	16%

Compared to the prior year, investment management fees increased 16% in 2006 primarily due to a $5.7 billion increase in average assets under management. The overall growth in investment management fees was due primarily to an increase in fees from mutual funds, which increased to $265.2 million in 2006 from $226.9 million in the prior year. Open-end fund investment management fees increased to $212.7 million for the year ended December 31, 2006 from $176.8 million for the prior year, primarily due to increases in open-end fund average assets under management of $4.7 billion for 2006 compared to the prior year. Investment management fees from our separately managed accounts increased to $64.2 million from $58.1 million primarily due to an approximate $700 million increase in average assets under management. Investment management fees, in total, as a percentage of assets under management were 0.72% and 0.71% for the years ended December 31, 2006 and 2005, respectively.

Distribution and underwriting fees increased to $151.8 million for the year ended December 31, 2006 from $129.3 million in the prior year, primarily due to increases in open-end fund average assets under management of $4.7 billion for 2006 compared to the prior year.

Operating Expenses

Operating expenses increased to $254.1 million for the year ended December 31, 2006 from $211.5 million for the prior year. This increase was mostly due to higher distribution and underwriting, employee compensation and benefits, and general and administrative expenses.

			Change
(in thousands)	2006	2005	Amount	Percent

Employee compensation and benefits	$73,382	$61,029	$12,353	20%
Distribution and underwriting expense	100,935	79,446	21,489	27
Amortization of deferred sales commissions	32,924	31,431	1,493	5
Marketing and sales promotion	15,631	14,738	893	6
General and administrative	31,272	24,829	6,443	26

Total operating expenses	$254,144	$211,473	$42,671	20%

Employee compensation and benefits expense increased by $12.4 million for the year ended December 31, 2006 when compared to the prior year. The increase largely reflects the impact of expanding our institutional sales force, internalizing our mutual fund client services function and growing our information technology and administrative staff to support our growth. We expect that the level of overall employee compensation and benefits expense will increase in future periods due to changes in staffing levels to support the growth and expansion of our business, including adding staff to properly support our current client base. Current compensation expense levels are also expected to increase due to merit increases for our existing staff but may vary due to compensation based on our performance.

Distribution and underwriting expense increased by $21.5 million for 2006 when compared to the prior year, primarily due to an increase of $13.7 million resulting from the growth in the Class C share assets older than one year and to an increase of $7.7 million resulting from the growth of Class A and Class B open-end fund average assets under management. Class C share assets do not generate distribution expense in the first year following their sale because we retain the Rule 12b-1 fees during that first year to offset the upfront commissions that we pay. However, Class C share assets do generate a distribution expense in subsequent years, as we pay the Rule 12b-1 fees to the selling firms. Although the Rule 12b-1 fee rates we paid to broker-dealers and other intermediaries in 2006 did not change from the rates paid in the prior year, we expect distribution expense to vary with the change in open-end mutual fund assets under management.

Marketing and sales promotion expense increased to $15.6 million for the year ended December 31, 2006 from $14.7 million in the prior-year period. These expenses increased by $0.9 million in 2006, when compared to 2005, generally due to an increase in supplemental compensation payments. The increase in supplemental compensation payments is largely attributable to the $5.0 billion increase in average mutual fund assets under management. We expect that supplemental compensation payments will fluctuate with changes in mutual fund purchases and assets under management.

General and administrative expense increased by $6.4 million for the year ended December 31, 2006, when compared to the prior-year period primarily due to increases of $2.4 million in depreciation expense, $2.2 million in occupancy-related costs and $1.5 million in travel and entertainment costs for those same periods. The increases in depreciation expense and occupancy costs were primarily due to the full year impact of occupying our new headquarters and depreciating new assets placed in service in our facilities. The increases in travel and entertainment expenses were primarily due to our expanded sales efforts.

Income Taxes

Our effective tax rate was 40.1% and 40.2% for the years ended December 31, 2006 and 2005.

Other Income (Expense), Net

Other income (expense), net was a net income of $12.4 million for the year ended December 31, 2006 as compared to a net income of $5.8 million for the prior year.

(in thousands)	2006	2005	Change

Net interest income (expense)	$5,004	$(3,075)	$8,079
Investment and other income	7,403	13,997	(6,594)
Minority interest in partnership investments	(26)	(5,161)	5,135

Total other income (expense), net	$12,381	$5,761	$6,620

The change in net interest income (expense) of $8.1 million for the year ended December 31, 2006 was due to an increase in interest income on cash and cash equivalents, as interest expense was $8.1 million for both the twelve-month periods ended December 31, 2006 and 2005, respectively.

The decrease in investment and other income of $6.6 million for the year ended December 31, 2006 was primarily due to a $7.3 million decrease in market appreciation resulting principally from market fluctuations of our consolidated partnerships. Minority interest in partnership investments represents the minority interests’ portion of the market appreciation from our consolidated partnerships while the year-over-year change corresponds with the decrease in market appreciation of the consolidated partnership investments.

The unrealized gains and losses on a significant portion of our investment securities are not recorded as changes in net income; rather, these unrealized gains and losses are recognized as changes to accumulated other comprehensive income, a component of stockholders’ equity. These unrealized gains and losses are only recognized in our consolidated statements of operations when they are realized, which occurs upon the sale of the securities and upon the receipt of capital gains distributions, which typically occur during the fourth quarter of the calendar year. For the years ended December 31, 2006 and 2005, net unrealized gains were generated by our investment securities of $10.1 million and $8.6 million, respectively, of which $1.4 million and $1.2 million, net of minority interest and taxes, respectively, were recognized as increases to accumulated other comprehensive income.

Net Income

Our net income increased by $4.8 million to $34.0 million for the year ended December 31, 2006 when compared to the previous year.

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

2004 provide a more meaningful basis for period-to-period comparisons of our results. Therefore, we have combined the periods in the following table:

		November 2 to	January 1 to	Pro Forma
		December 31,	November 1,	Combined
(in thousands, except share data)	2005	2004	2004	2004
			(Predecessor)

Revenues:
Investment management fees	$284,951	$41,787	$168,938	$210,725
Distribution and underwriting fees	129,250	19,350	79,578	98,928
Other	3,366	633	1,861	2,494

Total revenues	417,567	61,770	250,377	312,147

Expenses:
Employee compensation and benefits	61,029	12,537	53,170	65,707
Distribution and underwriting expenses	79,446	11,040	39,517	50,557
Amortization of deferred sales commissions	31,431	5,109	24,315	29,424
Marketing and sales promotion	14,738	2,263	16,881	19,144
General and administrative	24,829	2,587	11,258	13,845

Total expenses	211,473	33,536	145,141	178,677

Operating income	206,094	28,234	105,236	133,470

Other income (expense):
Net interest income (expense)	(3,075)	(882)	(3,813)	(4,695)
Investment income and other income	13,997	3,220	2,326	5,546
Minority interest in partnership investments	(5,161)	(1,322)	—	(1,322)

Total other income (expense), net	5,761	1,016	(1,487)	(471)

Income before minority interest in Calamos Holdings LLC and income taxes	211,855	29,250	103,749	132,999

Minority interest in Calamos Holdings LLC	163,009	22,609	—	22,609

Income before income taxes	48,846	6,641	103,749	110,390
Income taxes	19,624	2,649	1,567	4,216

Net income	$29,222	$3,992	$102,182	$106,174

Earnings per share
Basic	$1.27	$0.18	$1.06
Diluted	$1.26	$0.17	$1.06
Weighted average shares outstanding
Basic	23,000,100	22,700,100	96,800,000
Diluted	100,625,824	100,491,409	96,800,000

Assets Under Management

Assets under management increased by $5.8 billion, or 15%, to $43.8 billion at December 31, 2005 from $38.0 billion at December 31, 2004. At December 31, 2005, our assets under management consisted of 74% mutual funds and 26% separate accounts, as compared to 72% mutual funds and 28% separate accounts at December 31, 2004.

	Year Ended
	December 31,		Change
(in millions)	2005	2004	Amount	Percent

Mutual Funds
Beginning assets under management	$27,275	$14,831	$12,444	84%
Net purchases	3,421	9,899	(6,478)	65
Market appreciation	1,548	2,545	(997)	39

Ending assets under management	32,244	27,275	4,969	18

Average assets under management	29,084	21,166	7,918	37

Separate Accounts
Beginning assets under management	10,700	9,009	1,691	19
Net purchases	212	681	(469)	69
Market appreciation	649	1,010	(361)	36

Ending assets under management	11,561	10,700	861	8

Average assets under management	10,889	9,541	1,348	14

Total Assets Under Management
Beginning assets under management	37,975	23,840	14,135	59
Net purchases	3,633	10,580	(6,947)	66
Market appreciation	2,197	3,555	(1,358)	38

Ending assets under management	43,805	37,975	5,830	15

Average assets under management	$39,973	$30,707	$9,266	30%

Mutual fund net purchases were $3.4 billion in 2005 compared to $9.9 billion in the prior year. The decrease in mutual fund net purchases was primarily attributable to a $3.3 billion closed-end fund offering during 2004 that did not recur and to a $1.9 billion increase in redemptions, which have increased with the growth in assets under management. Because closed-end funds do not continually offer new shares to investors, net purchases of closed-end funds are entirely dependent on our ability to consummate closed-end fund offerings. Market demand for closed-end fund offerings is difficult to predict. We intend to monitor the market and pursue opportunities as they present themselves and when doing so would be consistent with our business strategy. For example, we launched the Calamos Global Total Return Fund in the fourth quarter of 2005 and raised approximately $115 million in assets under management. Separate accounts net purchases decreased by $469 million in 2005 from $681 million in 2004, largely driven by managed account outflows in our convertible strategies, which remain closed to new investors.

Revenues

Total revenues increased by $105.4 million, or 34%, to $417.6 million for the year ended December 31, 2005 from $312.1 million for the prior year. The increase was primarily due to higher investment management fees and distribution and underwriting fees.

			Change
(in thousands)	2005	2004	Amount	Percent

Investment management fees	$284,951	$210,725	$74,226	35%
Distribution and underwriting fees	129,250	98,928	30,322	31
Other	3,366	2,494	872	35

Total revenues	$417,567	$312,147	$105,420	34%

Compared to the prior year, investment management fees increased 35% in 2005 primarily due to a $9.3 billion increase in average assets under management. The overall growth in investment management fees was due primarily to an increase in fees from mutual funds, which increased to $226.9 million in 2005 from $164.6 million in the prior year. Open-end fund investment management fees increased to $176.8 million for the year ended December 31, 2005 from $125.2 million for the prior year, primarily due to increases in open-end fund average assets under management of $6.9 billion for 2005 compared to the prior year. Closed-end fund investment management fees increased to $50.0 million for the year ended December 31, 2005 from $39.4 million in the prior year as a result of increases in closed-end fund average assets under management of $1.1 billion in 2005 when compared to the prior year. Investment management fees from our separately managed accounts increased to $58.1 million from $46.1 million, driven by the shift to equity strategies within these accounts and by the increase in average assets under management. Investment management fees, in total, as a percentage of assets under management were 0.71% and 0.69% for the years ended December 31, 2005 and 2004, respectively, representing the continued shift of assets from our convertible strategies to our equity strategies, which generally carry higher fees.

Distribution and underwriting fees increased to $129.3 million for the year ended December 31, 2005 from $98.9 million in the prior year, primarily due to increases in open-end fund average assets under management of $6.9 billion for 2005 compared to the prior year.

Operating Expenses

Operating expenses increased to $211.5 million for the year ended December 31, 2005 from $178.7 million for the prior year. This increase was mostly due to higher distribution and underwriting expense.

			Change
(in thousands)	2005	2004	Amount	Percent

Employee compensation and benefits	$61,029	$65,707	$(4,678)	7%
Distribution and underwriting expense	79,446	50,557	28,889	57
Amortization of deferred sales commissions	31,431	29,424	2,007	7
Marketing and sales promotion	14,738	19,144	(4,406)	23
General and administrative	24,829	13,845	10,984	79

Total operating expenses	$211,473	$178,677	$32,796	18%

Employee compensation and benefits expense decreased by $4.7 million for the year ended December 31, 2005 when compared to the prior year, largely resulting from the decrease of $5.7 million in expense attributable to our equity compensation. The decrease in equity compensation expense was primarily driven by the conversion of liability-based compensation programs that fluctuated with the enterprise value to our equity-based programs that are accounted for using fair value provisions that are fixed at the date of grant. This decrease was partially offset by an increase in incentive-based compensation as a result of our performance. We do not anticipate large fluctuations in our equity compensation expense in the future, except as it relates to new award issuances; however, we expect the level of overall employee compensation and benefits expense will increase in future periods due to changes in staffing levels to support the growth and expansion of our business. Current compensation expense levels are also expected to increase due to merit increases for our existing staff but may vary due to compensation based on our performance.

Distribution and underwriting expense increased by $28.9 million to $79.4 million for 2005 when compared to the prior year, primarily due to an increase of $16.4 million resulting from the growth in the Class C share assets older than one year and due to an increase of $12.9 million resulting from the growth of average open-end fund assets under management. Class C share assets do not generate distribution expense in the first year following their sale because we retain the Rule 12b-1 fees during that first year to offset the upfront commissions that we pay, but they do generate a distribution expense in subsequent years as we pay the Rule 12b-1 fees to the selling firms. Although the Rule 12b-1 fee rates that we paid to broker-dealers and other intermediaries in 2005 did not change from the rates paid in the prior year, we expect distribution expense to increase to the extent our open-end mutual fund assets under management continue to grow.

Marketing and sales promotion expense decreased to $14.7 million for the year ended December 31, 2005 from $19.1 million in the prior year, primarily due to a $6.0 million one-time fee paid to underwriters of a closed-end fund offering that we incurred during 2004, partially offset by increases in supplemental compensation payments to third party selling agents. As open-end mutual funds that we manage have grown in size and recognition, we have become subject to supplemental compensation payments to third-party selling agents. We expect supplemental compensation payments to continue to increase to the extent our funds gain assets and further recognition.

General and administrative expense increased by $11.0 million for the year ended December 31, 2005 from $13.8 million in the prior year. We began making lease payments on our new headquarters in April 2005 in addition to making lease payments and other occupancy-related payments on our two other office facilities, which increased occupancy costs by $3.6 million for the year ended December 31, 2005. Maintaining two headquarters for the second and third quarters resulted in duplicative rent and non-recurring expenses of approximately $1.7 million. Additionally, for the year ended December 31, 2005, professional services expense increased $3.1 million and depreciation expense increased $3.2 million, respectively. The increases in professional services expense were primarily due to incremental costs incurred as a public company, including Sarbanes-Oxley compliance costs and higher fees related to legal and compliance, audit services and tax preparation. The increases in depreciation expense were primarily due to the depreciation of new leasehold improvements in connection with the move to our new headquarters, while $0.4 million of the increase in depreciation expense for 2005 was due to the shortening of depreciable lives of leasehold improvements in our previous headquarters caused by the move into our new headquarters. Because our move occurred in the last half of the year, we expect that our depreciation expense in the future will increase to reflect the full-year benefit provided by our new improvements.

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

(in thousands)	2005	2004	Change

Net interest income (expense)	$(3,075)	$(4,695)	$1,620
Investment and other income	13,997	5,546	8,451
Minority interest in partnership investments	(5,161)	(1,322)	(3,839)

Total other income (expense), net	$5,761	$(471)	$6,232

The change in net interest income (expense) of $1.6 million is due to an increase of $3.8 million in interest income, partially offset by a $2.2 million increase in interest expense for the year ended December 31, 2005 compared to the prior year. The increase in interest expense was primarily due to a full twelve months of interest expense on the $150.0 million aggregate principal senior unsecured notes, which were issued in April 2004. Investment and other income increased by $8.5 million primarily due to $7.7 million market appreciation and $0.8 million of dividend income. The increase in minority interest in partnership investments corresponds with the increase in market appreciation of the consolidated partnership investments.

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

					Pro Forma
		Nov. 2 to	Jan. 1 to		Combined	Pro Forma		Pro Forma
(in thousands, except share data)	2005	Dec. 31, 2004	Nov. 1, 2004		2004	Adjustments		2004
			(Predecessor)

Revenues	$417,567	$61,770	$250,377		$312,147	$(157	)(1)	$311,990
Expenses	211,473	33,536	145,141		178,677	(8	)(1)	178,669

Operating income	206,094	28,234	105,236		133,470	(149)		133,321
Total other income (expense), net	5,761	1,016	(1,487)		(471)	(1,808	)(1)	(2,279)

Income before minority interest in Calamos Holdings LLC and income taxes	211,855	29,250	103,749		132,999	(1,957)		131,042
Minority interest in Calamos Holdings LLC	163,009	22,609	—		22,609	78,293	(2)	100,902

Income before income taxes	48,846	6,641	103,749		110,390	(80,250)		30,140
Income taxes	19,624	2,649	1,567		4,216	7,805	(3)	12,021

Net income	$29,222	$3,992	$102,182		$106,174	$(88,055)		$18,119

Earnings per share, basic	$1.27	$0.18	$1.06					$0.79

Weighted average shares outstanding, basic	23,000,100	22,700,100	96,800,000	(4)				23,000,100	(5)

Calculation of earnings per share, diluted, assuming exchange of membership units:
Income before minority interest and income taxes	211,855	29,250						131,042
Impact of income taxes(6)	85,102	11,668						52,273

Earnings available to common shareholders	126,753	17,582						78,769

Earnings per share, diluted	$1.26	$0.17	$1.06					$0.79

Weighted average shares outstanding, diluted(7)	100,625,824	100,491,409	96,800,000					100,080,642

Notes to Pro Forma Adjustments:

(1)	Represents the adjustment related to the Real Estate Distribution, whereby Calamos Family Partners, Inc. (formerly known as Calamos Holdings Inc.), distributed its interest in all of its owned real estate assets to its stockholders, who contributed those assets to a new limited liability company. This adjustment is presented based on actual amounts recorded during the periods presented.

(2)	Represents an adjustment to increase Calamos Asset Management, Inc.’s minority interest allocation in Calamos Holdings LLC to 77.0%. Minority interest was determined by multiplying the income before minority interest in Calamos Holdings LLC and income taxes by Calamos Family Partners, Inc. and John P. Calamos, Sr.’s 77.0% aggregate ownership. The minority interest adjustment is presented based on the income for the periods presented.

(3)	Reflects the impact of federal and state income taxes on the income allocated from Calamos Holdings LLC to Calamos Asset Management, Inc. Historically, Calamos Family Partners, Inc. operated as an S corporation and was not subject to U.S. federal and certain state income taxes, but was subject to Illinois replacement taxes. The amount of pro forma adjustment was determined by eliminating the Illinois replacement tax and applying the combined projected federal corporate income tax rate and applicable state tax rates to income before income taxes.

(4)	Represents the adjustment related to the Formation Transaction, whereby on October 15, 2004, Calamos Family Partners, Inc. contributed all of its assets and liabilities, including, among other things, all equity interests in its wholly owned subsidiaries, to Calamos Holdings LLC in exchange for 96.8 million membership units of Calamos Holdings LLC.

(5)	Reflects 23.0 million shares of Class A common stock, which represents 23.0% of the outstanding shares after the offering. In addition to shares of Class A common stock, there are 100 shares of Class B common stock outstanding.

(6)	In calculating diluted earnings per share, the effective tax rates for the years ended December 31, 2005 and 2004 of 40.2% and 39.9%, respectively, were applied to income before minority interest and income taxes.

(7)	Diluted shares outstanding for each period presented represent the weighted average Class A common stock after giving effect to the offering as of the beginning of 2004. The diluted shares outstanding are calculated: (a) including the effect of outstanding restricted stock unit and option awards and (b) assuming Calamos Family Partners, Inc. and John P. Calamos, Sr. exchanged all of their membership units in Calamos Holdings LLC for, and converted all outstanding shares of our Class B common stock into, shares of our Class A common stock, in each case on a one-for-one basis.

Net income totaled $29.2 million for the year ended December 31, 2005 compared to pro forma net income of $18.1 million for the prior year, an increase of 61%.

		Pro Forma	Change
	2005	2004	Amount	Percent
(in thousands)

Total revenues	$417,567	$311,990	$105,577	34%
Total operating expenses	211,473	178,669	32,804	18

Operating income	206,094	133,321	72,773	55
Other income (expense), net	5,761	(2,279)	8,040	*
Minority interest	163,009	100,902	62,107	62
Income taxes	19,624	12,021	7,603	63

Net income	$29,222	$18,119	$11,103	61%

*	Not meaningful.

Quarterly Results of Operations

Unaudited quarterly results of operations for the years ended December 31, 2006 and 2005 is summarized below:

	At or for the Quarter Ended
(in thousands, except	2005				2006
share data)	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31

Assets under management (in millions)	$38,246	$39,512	$42,169	$43,805	$47,601	$45,812	$44,809	$44,725

Total revenue	97,321	99,072	107,686	113,488	120,618	124,353	118,547	121,654
Total operating expenses	48,332	50,325	54,354	58,462	61,993	64,406	61,909	65,836

Operating income	48,989	48,747	53,332	55,026	58,625	59,947	56,638	55,818

Net income	$6,371	$7,002	$7,639	$8,210	$9,005	$8,101	$8,041	$8,861

Diluted earnings per share	$0.28	$0.30	$0.33	$0.35	$0.38	$0.34	$0.34	$0.38

Diluted shares outstanding(1)	100,598,485	100,557,047	100,667,805	100,699,343	100,973,155	100,845,107	100,757,758	100,817,074

(1)	The diluted shares outstanding are calculated: (a) including the effect of outstanding restricted stock unit and option awards and (b) assuming Calamos Family Partners, Inc. and John P. Calamos, Sr. exchanged all of their membership units in Calamos Holdings LLC for, and converted all outstanding shares of our Class B common stock into, shares of our Class A common stock, in each case on a one-for-one basis.

In calculating 2006 diluted earnings per share, the effective tax rates for the quarters ended March 31, 2006, June 30, 2006, September 30, 2006 and December 31, 2006 of 40.1%, 40.1%, 40.0% and 40.2%, respectively, were applied to income before minority interest and income taxes. In calculating 2005 diluted earnings per share, the effective tax rates for the quarters ended March 31, 2005, June 30, 2005, September 30, 2005 and December 31, 2005 of 40.0%, 40.0%, 39.7% and 40.9%, respectively, were applied to income before minority interest and income taxes.

Liquidity and Capital Resources

Our current financial condition is highly liquid, with the majority of our assets representing our corporate investment portfolio, which is comprised of cash and cash equivalents, investment securities and partnership investments. We anticipate utilizing our cash and cash equivalent balances to make investments in our products as opportunities arise, to invest in property and equipment for our facility, to support our operations and to acquire shares under our share repurchase program. Investment securities are principally comprised of company-sponsored mutual funds. In addition, the underlying partnership investments are typically comprised of highly liquid exchange-traded securities. Our working capital requirements historically have been met through cash generated by our operations and long-term debt.

The following tables summarize key statements of financial condition data relating to our liquidity and capital resources at December 31, 2006 and 2005.

(in thousands)	2006	2005

Statements of financial condition data:
Cash and cash equivalents	$328,841	$210,469
Receivables	36,649	34,476
Investment securities	142,862	128,265
Partnership investments	90,528	79,956
Deferred tax assets, net	99,240	109,126
Deferred sales commissions	49,891	58,390
Long-term debt	150,000	150,000

The deferred tax assets above include an annual reduction of approximately $8.3 million in future taxes owed by Calamos Asset Management, Inc. through 2019. This reduction results from our election under Section 754 of the Internal Revenue Code, whereby we stepped up the tax basis in certain intangible assets to their fair market value. The step-up in basis is amortized over fifteen years on Calamos Asset Management, Inc.’s tax return. As a result, this cash savings can be utilized solely for the benefit of the shareholders of our common stock.

Cash flows for the years ended December 31, 2006, 2005 and 2004 are shown below. Cash flows for the year ended December 31, 2004 are shown as combined, as we believe this is most appropriate for comparison purposes.

			Nov. 2	Jan. 1
			through	through	Pro Forma
			Dec. 31,	Nov. 1,	Combined
(in thousands)	2006	2005	2004	2004	2004
				(Predecessor)

Cash flow data:
Net cash provided by operating activities	$253,455	$223,592	$21,335	$112,032	$133,367
Net cash used in investing activities	(20,137)	(72,564)	(49,851)	(57,499)	(107,350)
Net cash provided by (used in) financing activities	(114,946)	(90,327)	45,308	73,370	118,678

Net cash provided by operating activities was $253.5 million for the year ended December 31, 2006 and was primarily comprised of income before minority interest and income taxes of $243.4 million and net changes in working capital. For the year ended December 31, 2005, net cash provided by operating activities was $223.6 million and was primarily comprised of income before minority interest and income taxes of $211.9 million, a $5.6 million allowance received from our landlord to fund tenant improvements in our new headquarters and net changes in working capital. Net cash provided by operating activities was $133.4 million for the combined year ended December 31, 2004 and was primarily comprised of income before minority interest and income taxes of $133.0 million and net changes in working capital.

The payment of deferred sales commissions by us to financial intermediaries who sell Class B and C shares of our open-end funds is a significant use of our operating cash flows. Use of cash for deferred sales commissions was $24.4 million, $28.4 million and $41.6 million for the years ended December 31, 2006 and 2005, and the combined year ended December 31, 2004, respectively. We expect that the payment of deferred sales commissions will vary in proportion to future sales of Class B and C shares of open-end funds and that these commissions will continue to be funded by cash flows from operations.

Net cash used in investing activities was $20.1 million for the year ended December 31, 2006 and was primarily comprised of our $10.1 million investment in property and equipment as we continue our initial build-out of our new office facility and investments of $10.1 million in products managed by us. For the year ended December 31, 2005, net cash used in investing activities was $72.6 million and was primarily comprised of our $38.6 million investment in property and equipment for our new facility, of which $5.6 million was received from our landlord as an allowance for tenant improvements, and $25 million in cash used to seed our International Growth Fund during the first quarter of 2005. Net cash used in investing activities was $107.4 million for the combined year ended December 31, 2004 and was primarily comprised of our investments in products managed by us of $96.0 million and construction payments on our new headquarters facility, which were distributed to the stockholders of Calamos Family Partners, Inc. in June 2004 in connection with the Real Estate Distribution.

Net cash used in financing activities was $114.9 million for the year ended December 31, 2006 and was primarily comprised of distributions to minority shareholders of $106.3 million, including distributions for their tax liabilities of $78.6 million, as well as the dividends paid to common shareholders of $8.3 million. We anticipate that distributions for income taxes will continue to change as net income changes. Net cash used in financing activities was $90.3 million for the year ended December 31, 2005 and was comprised of distributions to minority shareholders of $83.9 million, including distributions for their tax liabilities of $62.3 million, as well as the dividends paid to common shareholders of $6.4 million. Net cash provided by financing activities was $118.7 million for the combined year ended December 31, 2004 and was principally comprised of the issuance of $150 million aggregate principal amount of senior unsecured notes in April 2004, partially offset by cash used to repay and terminate a credit facility of approximately $30 million in 2004 and further offset by $52.1 million in distributions to minority shareholders.

We expect our cash and liquidity requirements will be met with the cash on hand and through cash generated by operations. We intend to satisfy our capital requirements over the next 12 months through these sources of liquidity.

Contractual Obligations

The following table contains supplemental information regarding our total contractual cash obligations as of December 31, 2006.

	Payments Due by Period
		Less than			More than
(in thousands)	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt obligations, including interest(1)	$185,370	$7,860	$15,720	$161,790	$—
Operating lease obligations(2)	80,686	3,439	6,977	7,320	62,950
Other long-term obligations(3)	1,085	295	610	180	—

Total	$267,141	$11,594	$23,307	$169,290	$62,950

(1)	The Company’s $150.0 million of 5.24% senior unsecured notes are due in April 2011.

(2)	In accordance with generally accepted accounting principles in the United States, these obligations are not reflected in the accompanying consolidated statements of financial condition.

(3)	Other long-term obligations principally represent commitments under equity compensation agreements. These obligations are included in other long-term liabilities in the accompanying consolidated statements of financial condition.

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

We evaluate the carrying value of our deferred sales commissions for impairment purposes on a quarterly basis. Significant assumptions utilized by us to estimate future average assets under management include expected future market performance and redemption rates. Estimates of undiscounted future cash flows and the remaining life of the deferred sales commission asset are made from these assumptions. Market performance assumptions are selected using expected average market returns based on long-term market index benchmarks for each asset class held within the fund. At December 31, 2006, we used average market return assumptions ranging from 8% to 12% based on asset class. Higher actual average market returns would increase undiscounted cash flows, while lower actual average market returns would decrease undiscounted future cash flows. Future redemption assumptions were determined by using the actual redemption rates that each fund experienced over the prior 24-month period. For Class B shares and Class C shares, we used average historical redemption rates of between 11% and 17%, respectively, at December 31, 2006. An increase in the actual rate of redemptions would decrease the undiscounted future cash flows, while a decrease in the actual rate of redemptions would increase undiscounted cash flows. These assumptions are reviewed and updated quarterly, or monthly when events or changes in circumstances occur that could significantly increase the risk of impairment of the asset.

If we determine that the deferred sales commission asset is not recoverable, an impairment condition would exist and a loss would be measured as the amount by which the recorded amount of the asset exceeds its estimated fair value. If the carrying value of the deferred sales commission asset exceeds the undiscounted cash flow, the asset is written down to fair value based on discounted cash flows. Impairment adjustments are recognized in the statement of operations as a component of amortization of deferred sales commissions. As of each reporting period presented, we determined that no impairment of the deferred commission asset existed, but due to the volatility of the capital markets and the changes in redemption rates, we are unable to predict whether or when future impairment of the deferred sales commission asset might occur.

Compensation Plans

On January 1, 2006, we adopted Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standard (SFAS) No. 123(R), Share-Based Payment (SFAS 123(R)), which requires us to recognize the cost of stock-based compensation based on the grant-date fair value of the award. We adopted the fair value recognition provisions of SFAS 123 effective January 1, 2004 and elected to recognize compensation expense based upon the grant-date fair value. The provisions of SFAS 123(R) are similar, but not identical, to the fair value recognition that we have used since the beginning of 2004. The effects of this change do not have a material impact on our financial statements.

During 2004, we established an incentive stock plan that provides for grants of restricted stock unit awards, or RSUs, and stock option awards for certain employees. RSUs are convertible on a one-for-one basis into shares of our common stock. Stock option awards are based on shares of our common stock. We estimate the fair value of the options as of the grant date using the Black-Scholes option-pricing model. Further, we estimate the number of forfeited awards at the grant date. Actual forfeitures may vary from our assumptions, which will result in modifications to future expenses.

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

Income Taxes

Management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against deferred tax assets. As of December 31, 2006 and 2005, we have not recorded a valuation allowance on deferred tax assets relating principally to our step-up in tax basis to fair market value for our intangible assets under our election to be made under Section 754 of the Internal Revenue Code. In the event that sufficient taxable income does not result in future years, among other things, a valuation allowance for some or all of our deferred tax assets would be required.

Recently Issued Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48), which seeks to reduce diversity in practice that is associated with certain aspects of measurement and recognition when accounting for uncertain tax positions and clarifies the accounting and disclosure for uncertainty in tax positions. FIN 48 is effective for us beginning January 1, 2007. We have evaluated the impact that the adoption of FIN 48 will have on our financial statements and do not expect it to be material.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and requires additional disclosure regarding fair value measurements. SFAS 157 is effective for us beginning January 1, 2008. We are currently evaluating the impact, if any, that the adoption of SFAS 157 will have on our financial statements.

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

Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to: adverse changes in applicable laws or regulations; downward fee pressures and increased industry competition; risks inherent to the investment management business; the loss of revenues due to contract terminations and redemptions; our ownership structure; general declines in the prices of securities; catastrophic or unpredictable events; the loss of key executives; the unavailability of third-party retail distribution channels; increased costs of distribution; failure to recruit and retain qualified personnel; a loss of assets, and thus revenues; fluctuation in the level of our expenses; if our largest funds perform poorly; damage to our reputation; the extent and timing of any share repurchases; and our holding company structure. Further, the value and composition of our assets under management are, and will continue to be, influenced by a variety of factors including, among other things: purchases and redemptions of shares of the open-end funds and other investment products; fluctuations in the financial markets around the world that result in appreciation or depreciation of assets under management; our introduction of new investment strategies and products; our ability to educate our clients about our investment philosophy and provide them with best-in-class service; the relative investment performance of our investment products as compared to competing offerings and market indices; competitive conditions in the mutual fund, asset management and broader financial services sectors; investor sentiment and confidence; and our decision to open or close products and strategies when deemed to be in the best interests of our clients. Item 1A of this report discusses some of these and other important factors in detail under the caption Risk Factors.

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

Our exposure to market risk is directly related to our role as investment advisors for the mutual funds and separate accounts we manage. A significant majority of our operating revenue, approximately 97.2% for the year ended December 31, 2006, is derived from investment advisory, distribution and portfolio accounting agreements with the mutual funds and separate accounts. Under these agreements, the fees we receive are typically based on the market value of the assets under management. Accordingly, a decline in the prices of securities generally may cause our revenue and income to decline by causing the value of the assets we manage to decrease or by causing our clients to withdraw funds in favor of investments that they perceive as offering greater opportunity or lower risk.

In addition, a decline in the prices of securities may present market conditions that could preclude us from increasing assets under management and prevent us from realizing higher fee revenue associated with such growth.

We are also subject to market risk due to a decline in the prices of investment securities. We own investment securities primarily comprised of mutual funds we manage. At December 31, 2006, the fair value of these investment securities was $142.9 million. Assuming a 10% increase or decrease in the value of these investments, the fair value would increase or decrease by $14.3 million at December 31, 2006.

Additionally, we are subject to market risk due to a decline in the value of our partnership investments, which consist primarily of marketable securities. As a result, the market values of these partnerships are subject to the same fluctuations as our investment securities. At December 31, 2006, the fair value of these partnerships was $90.5 million. Assuming a 10% increase or decrease in the value of these partnerships, the fair value would increase or decrease by $9.1 million at December 31, 2006.

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

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm	F-1
Management’s Report on Internal Control Over Financial Reporting	F-2
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	F-3
Consolidated Statements of Financial Condition at December 31, 2006 and 2005	F-5
Consolidated Statements of Operations for the years ended December 31, 2006 and 2005, the period November 2, 2004 to December 31, 2004 and the period January 1, 2004 to November 1, 2004	F-6
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2006 and 2005, the period November 2, 2004 to December 31, 2004 and the period January 1, 2004 to November 1, 2004
F-7
Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005, the period November 2, 2004 to December 31, 2004 and the period January 1, 2004 to November 1, 2004	F-8
Notes to Consolidated Financial Statements	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Calamos Asset Management, Inc.:

We have audited the accompanying consolidated statements of financial position of Calamos Asset Management, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2006 and 2005, and for the period November 2, 2004 to December 31, 2004 (the Successor Periods, as Calamos Asset Management, Inc.), and for the period January 1, 2004 to November 1, 2004 (the Predecessor Period, as Calamos Holdings, Inc.). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Calamos Asset Management, Inc. as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years ended December 31, 2006 and 2005, and for the period November 2, 2004 to December 31, 2004 (the Successor Periods, as Calamos Asset Management, Inc.), and for the period January 1, 2004 to November 1, 2004 (the Predecessor Period, as Calamos Holdings, Inc.), in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 6, 2007, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/  KPMG LLP

Chicago, Illinois
March 6, 2007

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ John P. Calamos, Sr. John P. Calamos, Sr. Chairman, Chief Executive Officer and Co-Chief Investment Officer	/s/ Patrick H. Dudasik Patrick H. Dudasik Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer

March 6, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders
Calamos Asset Management, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Calamos Asset Management, Inc. (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of Calamos Asset Management, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2006 and 2005, and for the period November 2, 2004 to December 31, 2004 (the Successor Periods, as Calamos Asset Management, Inc.), and for the period January 1, 2004 to November  1, 2004 (the Predecessor Period, as Calamos Holdings, Inc.), and our report dated March 6, 2007, expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Chicago, Illinois
March 6, 2007

CALAMOS ASSET MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
(in thousands, except share data)	2006	2005

ASSETS:
Current assets
Cash and cash equivalents	$328,841	$210,469
Receivables:
Affiliates and affiliated funds	26,431	24,670
Customers	10,218	9,806
Investment securities	142,862	128,265
Partnership investments	90,528	79,956
Prepaid expenses	2,383	2,342
Deferred tax assets, net	7,375	7,846
Other assets	138	195

Total current assets	608,776	463,549

Non-current assets
Deferred tax assets, net	91,865	101,280
Deferred sales commissions	49,891	58,390
Property and equipment, net	43,615	40,547
Other non-current assets	1,693	1,711

Total non-current assets	187,064	201,928

Total assets	795,840	665,477

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities
Accounts payable:
Brokers	20,969	18,485
Affiliates and affiliated funds	264	93
Accrued compensation and benefits	22,722	19,131
Accrued expenses and other current liabilities	10,942	11,025

Total current liabilities	54,897	48,734

Long-term liabilities
Long-term debt	150,000	150,000
Other long-term liabilities	8,003	6,726

Total long-term liabilities	158,003	156,726

Total liabilities	212,900	205,460

Minority interest in partnership investments	48,850	44,453
Minority interest in Calamos Holdings LLC	319,513	229,430
Stockholders’ equity
Class A Common Stock, $0.01 par value; authorized 600,000,000 shares; issued and outstanding 23,161,898 shares at December 31, 2006 and 23,000,000 shares at December 31, 2005	232	230
Class B Common Stock, $0.01 par value; authorized 1,000 shares; issued and outstanding 100 shares	0	0
Additional paid-in capital	157,724	156,274
Retained earnings	52,261	26,698
Accumulated other comprehensive income	4,360	2,932

Total stockholders’ equity	214,577	186,134

Total liabilities, minority interest and stockholders’ equity	$795,840	$665,477

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	November 2 to	January 1 to
(in thousands, except share data)	December 31,	December 31,	December 31,	November 1,
	2006	2005	2004	2004
				(Predecessor)

Revenues:
Investment management fees	$329,383	$284,951	$41,787	$168,938
Distribution and underwriting fees	151,760	129,250	19,350	79,578
Other	4,029	3,366	633	1,861

Total revenues	485,172	417,567	61,770	250,377

Expenses:
Employee compensation and benefits	73,382	61,029	12,537	53,170
Distribution and underwriting expense	100,935	79,446	11,040	39,517
Amortization of deferred sales commissions	32,924	31,431	5,109	24,315
Marketing and sales promotion	15,631	14,738	2,263	16,881
General and administrative	31,272	24,829	2,587	11,258

Total expenses	254,144	211,473	33,536	145,141

Operating income	231,028	206,094	28,234	105,236

Other income (expense):
Net interest income (expense)	5,004	(3,075)	(882)	(3,813)
Investment and other income	7,403	13,997	3,220	2,326
Minority interest in partnership investments	(26)	(5,161)	(1,322)	—

Total other income (expense), net	12,381	5,761	1,016	(1,487)

Income before minority interest in Calamos Holdings LLC and income taxes	243,409	211,855	29,250	103,749
Minority interest in Calamos Holdings LLC	186,631	163,009	22,609	—

Income before income taxes	56,778	48,846	6,641	103,749
Income taxes	22,770	19,624	2,649	1,567

Net income	$34,008	$29,222	$3,992	$102,182

Earnings per share:
Basic	$1.47	$1.27	$0.18	$1.06

Diluted	$1.45	$1.26	$0.17	$1.06

Weighted average shares outstanding:
Basic	23,161,998	23,000,100	22,700,100	96,800,000

Diluted	100,805,030	100,625,824	100,491,409	96,800,000

Cash dividends per share	$0.36	$0.28	—	—

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
(in thousands)	Stock	Capital	Earnings	Income	Total

Balance at December 31, 2003	$—	$2,274	$42,094	$2,045	$46,413

Net income	—	—	102,182	—	102,182
Changes in unrealized gains on available-for-sale securities	—	—	—	1,854	1,854

Total comprehensive income					104,036
Additional capital contributions, in cash	—	3,300	—	—	3,300
Classification of EAU liability to additional paid-in capital	—	6,679	—	—	6,679
Compensation expense recognized under stock incentive plans	—	33	—	—	33
Dividends paid	—	—	(57,581)	—	(57,581)

Balance at November 1, 2004	—	12,286	86,695	3,899	102,880

Reclassify historical retained earnings to additional paid-in capital	—	86,695	(86,695)	—	—

Balance at November 2, 2004 after reclassification	—	98,981	—	3,899	102,880
Allocation of 77% to minority interest	—	(76,215)	—	(3,002)	(79,217)

Balance at November 2, 2004 before proceeds of IPO	—	22,766	—	897	23,663
23% of net proceeds from IPO	230	11,231	—	—	11,461
Impact of overallotment option on allocated income	—	88	—	—	88
Initial deferred tax asset	—	119,934	—	—	119,934
Net income	—	—	3,992	—	3,992
Changes in unrealized gains on available-for-sale securities, net of minority interest and income taxes	—	—	—	847	847

Total comprehensive income					4,839
Compensation expense recognized under stock incentive plans, net of minority interest	—	137	—	—	137
Dividend equivalent accrued under stock incentive plans, net of minority interest	—	—	(18)	—	(18)
Dividends declared	—	—	(1,610)	—	(1,610)

Balance at December 31, 2004	230	154,156	2,364	1,744	158,494

Net income	—	—	29,222	—	29,222
Changes in unrealized gains on available-for-sale securities, net of minority interest and income taxes	—	—	—	1,188	1,188

Total comprehensive income				—	30,410
Compensation expense recognized under stock incentive plans, net of minority interest	—	946	—	—	946
Dividend equivalent accrued under stock incentive plans, net of minority interest	—	—	(58)	—	(58)
Dividends declared	—	—	(4,830)	—	(4,830)
Net effect of corrections on initial deferred tax asset	—	1,172	—	—	1,172

Balance at December 31, 2005	230	156,274	26,698	2,932	186,134
Net income	—	—	34,008	—	34,008
Changes in unrealized gains on available-for-sale securities, net of minority interest and income taxes	—	—	—	1,405	1,405

Total comprehensive income					35,413
Issuance of common stock under stock incentive plans (161,898 Class A common shares)	2	113	—	23	138
Compensation expense recognized under stock incentive plans, net of minority interest	—	1,337	—	—	1,337
Dividend equivalent accrued under stock incentive plans, net of minority interest	—	—	(107)	—	(107)
Dividends declared	—	—	(8,338)	—	(8,338)

Balance at December 31, 2006	$232	$157,724	$52,261	$4,360	$214,577

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	November 2 to	January 1 to
	December 31,	December 31,	December 31,	November 1,
(in thousands)	2006	2005	2004	2004
				(Predecessor)

Cash and cash equivalents at beginning of period	$210,469	$149,768	$132,976	$5,073
Cash flows from operating activities:
Net income	34,008	29,222	3,992	102,182
Adjustments to reconcile income to net cash provided by operating activities:
Minority interest in partnership investments	26	5,161	1,322	—
Minority interest in Calamos Holdings LLC	186,631	163,009	22,609	—
Amortization of deferred sales commissions	32,924	31,431	5,109	24,315
Other depreciation and amortization	7,179	4,772	295	1,220
Unrealized appreciation on CFS securities and partnership investments	(489)	(8,983)	(2,812)	(201)
Management fees received in partnership units	(131)	(151)	(27)	(134)
Deferred taxes	9,320	9,326	1,297	—
Stock-based compensation	5,780	4,114	595	32
Employee taxes paid on vesting under stock incentive plans	(2,255)	—	—	—
(Gain) loss on disposal of property	120	408	—	(1,989)
Non-cash donation of equipment	—	139	—	—
(Increase) decrease in assets:
Accounts receivable:
Affiliates and affiliated mutual funds	(1,761)	(3,448)	(8,466)	6,395
Customers	(412)	(3,794)	6,663	(8,733)
Deferred sales commissions	(24,425)	(28,404)	(7,164)	(34,441)
Other assets	(637)	(74)	549	(865)
Increase (decrease) in liabilities:
Accounts payable	2,655	5,251	(16)	7,229
Accrued compensation and benefits and deferred compensation	3,591	9,146	5,017	1,212
Other liabilities and accrued expenses	1,331	6,467	(7,628)	15,810

Net cash provided by operating activities	253,455	223,592	21,335	112,032

Cash flows used in investing activities:
Net additions to property and equipment	(10,082)	(40,679)	(909)	(9,090)
Net purchases of securities and partnership investments	(10,055)	(31,885)	(48,942)	(48,409)

Net cash used in investing activities	(20,137)	(72,564)	(49,851)	(57,499)

Cash flows provided by (used in) financing activities:
Net payments on bank debt	—	—	—	(30,199)
Net payments on mortgage payable	—	—	—	(152)
Net borrowings on debt offering	—	—	—	148,003
Capital contributions received	—	—	—	3,300
Net proceeds from issuance of common stock	—	—	382,131	—
Proceeds from issuances of common stock used to purchase membership units in Calamos Holdings LLC	—	—	(332,300)	—
Deferred tax benefit on vesting under stock incentive plans	(289)	—	—	—
Cash dividends paid to minority shareholders	(106,319)	(83,887)	(4,523)	(47,582)
Cash dividends paid to common shareholders	(8,338)	(6,440)	—	—

Net cash provided by (used in) financing activities	(114,946)	(90,327)	45,308	73,370

Net increase in cash	118,372	60,701	16,792	127,903

Cash and cash equivalents at end of period	$328,841	$210,469	$149,768	$132,976

Supplemental disclosure of cash flow information:
Cash paid for:
Income taxes	$14,950	$10,960	$1,356	$1,161
Interest	$7,860	$7,860	$—	$4,432
Supplement schedule of noncash activities:
Fair value of fixed assets and other assets distributed to stockholders	$—	$—	$—	$(18,354)
Fair value of mortgage payable and other liabilities assumed by stockholders	$—	$—	$—	$8,355

Fair value of distribution to stockholders	$—	$—	$—	$(9,999)

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Organization and Description of Business

Calamos Asset Management, Inc. (CAM), together with its subsidiaries (the Company), primarily provides investment advisory services to individuals, to institutional investors and to a family of open-end and closed-end funds (the Funds and the Closed-End Funds, respectively).

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

“CFP” refers to Calamos Family Partners, Inc., a Delaware corporation, and our predecessor. CFP and its subsidiaries conducted our business; and

“The Calamos Interests” refers to CFP and John P. Calamos, Sr., the Chairman, Chief Executive Officer and Co-Chief Investment Officer of the Corporation. Mr. Calamos also holds the controlling interest in CFP.

(2)	Reorganization and Formation

The Company completed an initial public offering (Offering) of its Class A common stock on November 2, 2004. Prior to the offering, on October 15, 2004, CFP contributed all of its assets and liabilities, including all equity interests in its wholly owned subsidiaries, to Calamos Holdings LLC (Holdings) in exchange for 96,800,000 of the membership units of Holdings. In October 2004, Holdings issued 200,000 new membership units for cash to John Calamos, Sr. In November 2004, CAM applied the net proceeds of the Offering to acquire 3,000,000 newly issued membership units directly from Holdings and 20,000,000 membership units from CFP to become the sole manager of Holdings. As the sole manager, CAM operates and controls all of the business and affairs of Holdings, and as a result of this control, CAM consolidates the financial results of Holdings with its own financial results. CAM is now conducting the business previously conducted by CFP. Accordingly, reported results for the periods prior to November 2, 2004 reflect the operations for CFP and its subsidiaries (Predecessor). Reported results for the period from November 2, 2004 through December 31, 2004 and for the years ended December 31, 2006 and 2005 reflect the results of operations for the Company.

(3)	Summary of Significant Accounting Policies

Principles of Consolidation and Use of Estimates

The consolidated financial statements include the financial statements of the Company, its wholly owned subsidiaries and its interests in Calamos Equity Opportunities Fund LP. All significant intercompany balances and transactions have been eliminated. Certain amounts for prior periods have been reclassified to conform to the current year’s presentation.

In November 2004, the Company sold 23,000,000 shares of Class A Common Stock in its Offering. The Company used net proceeds of $382.1 million from the Offering to acquire its interest in Holdings. The acquisition of the ownership interest in Holdings was treated as a reorganization of entities under common control in a manner similar to a pooling of interests, analogous to the type of transaction described in the Financial Accounting Standards Board’s (FASB) Emerging Issues Task Force Issue (EITF) 94-2, Treatment of Minority Interest in Certain Real Estate Investment Trusts. Accordingly, the net assets of Holdings purchased by the Company were reported in the consolidated financial statements at Holdings’ historical cost, and the minority interests in the Company are

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based on the net book equity of Holdings (after contribution of the proceeds from the Offering) multiplied by the ownership percentages of the Calamos Interests.

The historical financial information of Holdings’ business, which previously was conducted by CFP, is included in the accompanying financial statements as predecessor information. The Calamos Interests’ combined 76.9% and 77% interest in Holdings at December 31, 2006 and 2005, respectively, is represented as a minority interest in the Company’s financial statements.

CPL is the general partner of Calamos Equity Opportunities Fund LP, a private investment partnership, which is primarily comprised of highly liquid marketable securities. Because substantially all the activities of this partnership are conducted on behalf of the Company and its related parties, the Company consolidates the financial results of this partnership into its results. The investment securities of this partnership are presented as partnership investments in the consolidated statements of financial position, and the income is presented as investment and other income in the consolidated statements of operations. The Company carries its investment at fair value.

The Company had a 29.6% and 23.5% interest in Calamos Multi-Strategy, L.P. as of December 31, 2006 and 2005, respectively. This investment is accounted for using the equity method and is carried at the net asset value of the partnership units held by the Company, which approximates fair value.

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

The fair value of long-term debt, which has a carrying value of $150.0 million, was approximately $150.7 million at December 31, 2006. Fair value estimates are calculated using discounted cash flows based on the Company’s incremental borrowing rates for the debt and market prices for similar bonds at the measurement date. All methods of assessing fair value result in an estimate of value that may never be realized.

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

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company records all securities owned by Holdings, CAL and CPM as available-for-sale under the FASB’s Statement of Financial Accounting Standard (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, as the Company does not intend to sell these securities in the near term. Unrealized gains and losses on available-for-sale securities are excluded from earnings and are reported, net of minority interest and income tax, as a separate component of stockholders’ equity until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.

As a registered broker-dealer, CFS is required to mark to market all investment securities it owns and record all market fluctuations through current earnings. As such, unrealized gains and losses on these securities are included in investment and other income in the consolidated statements of operations.

On a quarterly basis, the Company conducts reviews to assess whether other-than-temporary impairment exists on its investment securities. Changing economic conditions, global, regional, or changes related to specific issuers or industries could adversely affect these values. Impairment adjustments are recognized in the statement of operations as a realized loss within investment and other income and as a reduction of accumulated other comprehensive income, as applicable.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, ranging from three years to twenty years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining term of the lease.

Internally Developed Software

In accordance with AICPA Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1), certain internal and external development costs incurred in connection with developing or obtaining software for internal use are capitalized. These capitalized costs are included in property and equipment, net on the consolidated statement of financial condition and are amortized using the straight-line method over their estimated useful life. On a quarterly basis, the Company conducts reviews to assess whether an impairment of these assets exists. Impairments of these assets, if any, are charged against net income in the period in which the impairment occurs.

Compensation Plans

On January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment (SFAS 123(R)), which requires public registrants to recognize the cost of stock-based compensation based on the grant-date fair value of the award. The Company adopted the fair value recognition provisions of SFAS 123 effective January 1, 2004 and elected to recognize compensation expense based upon the grant-date fair value. The provisions of SFAS 123(R) are similar, but not identical, to the fair value recognition that the Company has used since the beginning of 2004. The effects of this change do not have a material impact on the Company’s financial statements.

During 2004, the Company established an incentive stock plan that provides for grants of restricted stock unit (RSU) awards and stock option awards for certain employees of the Company. RSUs are convertible on a one-for-one basis into shares of the Company’s common stock. Stock option awards are based on shares of the Company’s common stock. The Company estimates the fair value of the options as of the grant date using the Black-Scholes option-pricing model. The Company records compensation expense on a straight-line basis over the service period.

Prior to establishing the incentive stock plans, the Company had a long-term Equity Appreciation Unit plan (EAU Plan) for certain individuals of the Company. The EAU plan was terminated in October 2004 in connection with the Offering.

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

The Company earns revenue by providing investment management services to the Funds, the Closed-End Funds and to separate accounts. This revenue is earned pursuant to the terms of the underlying advisory contract and is based on a contractual investment advisory fee applied to the assets in each portfolio. Any fees collected in advance are deferred and recognized over the period earned. Performance-based advisory fees from certain separate accounts are recognized annually upon completion of the contract year and based upon either (1) the positive difference between the investment returns on a client’s portfolio compared to a benchmark index or (2) the absolute percentage of gain in the client’s account.

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

Net Interest Income (Expense)

Net interest income (expense) represents interest income from cash and cash equivalents and interest expense incurred on debt. Interest income is recognized when earned, and interest expense is recorded when incurred.

Investment and Other Income

Investment and other income includes (1) gains (losses) on investment securities, (2) gains (losses) on partnership investments, net of minority interest, (3) dividend income, (4) gains (losses) on sales of real estate and fixed assets and (5) other income earned on related-party transactions as described in Footnote 4, Related-Party Transactions. Dividend income is recognized when earned.

Deferred Sales Commissions

Deferred sales commissions are commissions advanced by the Company on the sale of Class B and Class C shares of the Funds. Deferred sales commissions are amortized on a straight-line basis over the period in which 12b-1 fees are received. Because 12b-1 fees cease upon redemption of shares, amortization expense is accelerated when shares are redeemed, resulting in the reduction of the deferred sales commission asset. These redemptions result in an amortization period up to 12 months for Class C shares and 96 months (eight years) for Class B shares.

The Company evaluates the carrying value of its deferred sales commissions on a quarterly basis. In its impairment analysis, the Company compares the carrying value of the deferred sales commission asset to the undiscounted cash flow expected to be generated by the asset over its remaining useful life to determine whether impairment has occurred. If the carrying value of the asset exceeds the undiscounted cash flow, the asset is written down to fair value based on discounted cash flows. Impairment adjustments are recognized in the statement of operations as a component of amortization of deferred sales commissions. As of each reporting period presented, the Company determined that no impairment of the deferred commission asset existed.

Income Taxes

CFP, as predecessor, was taxed as an S corporation under the Internal Revenue Code. Therefore, the income and expenses of CFP were included in the income tax returns of its stockholders. CFP was subject to only Illinois replacement tax and other state taxes of $1.6 million for the period ended November 1, 2004. Replacement taxes are recorded as income taxes in the consolidated statements of operations.

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective with the Offering, the Company accounts for income taxes under the liability method prescribed by SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Although valuation allowances may be established, when necessary, to reduce the amounts expected to be realized, there were no deferred tax asset valuation allowances at December 31, 2006 or 2005.

Earnings Per Share

Earnings per share is calculated in accordance with SFAS No. 128, Earnings per Share, which requires that both basic and diluted earnings per share be presented. Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of Class A and Class B common stock outstanding during each year. Shares issued during the year are weighted for the portion of the year that they were outstanding. Diluted earnings per share reflects the potential dilution that would occur if securities, stock options and membership units held by CFP were exercised or converted into common stock.

(4)	Related-Party Transactions

CAL provides investment management and portfolio accounting services to the Funds and the Closed-End Funds. CFS acts as the sole distributor of the Funds. The Company earns management, distribution and portfolio accounting fees for these services that are accrued and settled monthly. Subsidiaries of the Company receive fees for their management services to private investment pools, which are paid on a monthly basis in the form of additional investment units in the pools. The table below summarizes the total fees earned from affiliates identified above during the years ended December 31, 2006, 2005 and 2004:

(in thousands)	2006	2005	2004

Investment management fees from:
The Funds	$209,799	$174,374	$123,264
The Closed-End Funds	52,462	50,022	39,439
Private investment pools	279	149	162

Totals	$262,540	$224,545	$162,865

Distribution and underwriting fees from the Funds	$138,185	$115,790	$84,666

Portfolio accounting fees from:
The Funds	$3,154	$2,628	$1,478
The Closed-End Funds	700	675	410

Totals	$3,854	$3,303	$1,888

Dragon Leasing Corporation (Dragon) is an affiliated company controlled by an executive officer of the Company and CFP’s largest shareholder. CAL is party to a non-exclusive aircraft lease agreement with Dragon whereby CAL has use of an airplane for business travel. Under this agreement CAL agrees to pay for maintenance and transportation services which are reflected in general and administrative expense. The table below summarizes total service fees incurred during the years ended December 31, 2006, 2005 and 2004 and the net payable balance as of December 31, 2006, 2005 and 2004.

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands)	2006	2005	2004

General and administrative	$934	$777	$459

Net payable to Dragon	$(32)	$(30)	$(2)

Beginning in November 2004, CAL has been party to a joint use and management agreement with Aspen Executive Air, LLC (AEA), a company in which an executive officer of the company and CFP’s largest shareholder maintains an indirect beneficial interest. Under this agreement, CAL has agreed to pay for aircraft management services from AEA as well as other aircraft related expenses. These expenses are included in general and administrative expense in the consolidated statement of operations. Effective in January 2006, this agreement was amended to provide for the Company’s delivery of pilot services to AEA at an established rate per flight hour. These services are classified as other income and included in other income (expense) in the consolidated statement of operations. The table below summarizes total fees paid to AEA and income earned from AEA during the twelve months ended December 31, 2006, 2005 and 2004 and the net payable balance as of December 31, 2006, 2005 and 2004.

(in thousands)	2006	2005	2004

General and administrative	$386	$672	$1,039

Other income	$354	$—	$—

Net payable to AEA	$(11)	$(7)	$(50)

Since January 2005, Holdings has been party to a six-year lease with 1111 Warrenville Road LLC, a subsidiary of Calamos Property Holdings LLC (CPH). Under this lease and as of August 2005, Holdings is obligated to pay monthly base rents and operating expenses of approximately $38,000, which will increase 3% annually beginning January 1, 2006. Effective May 2006, this lease was amended to increase the square footage leased as part of the Company’s disaster recovery efforts. The base rent and operating expenses increased to approximately $58,000 to reflect the increased square footage. Due to the Company’s move to its new headquarters during 2005 and the resulting decrease in required square footage, this agreement replaced a previous month-by-month agreement under which CAL was obligated to pay monthly base rents and operating expenses of approximately $84,000 that was terminable by either party with 30 days notice.

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

In July 2005, Holdings entered into an agreement with Primacy Business Center LLC (Primacy), a subsidiary of CFP, where office space is subleased to Primacy. During 2006, Holdings recognized sublease rental income of $833,000 which is classified as other income and included in other income (expense) in the consolidated statement of operations.

In August 2005, Holdings entered into a 20-year lease with 2020 Calamos Court Annex LLC, a subsidiary of CPH, with respect to the cafeteria in the new corporate headquarters. Rent under the lease commenced in December 2005 and will end on May 31, 2025. Initial monthly base rent and operating expenses are approximately $21,000 and will increase 3% annually beginning in December 2006.

In February 2006, Holdings entered into an agreement with CF Restaurant Enterprises LLC (CFR), a subsidiary of CFP, where CFR provides lunch and food services through an independent manager to Holdings.

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Holdings guarantees minimum daily revenues and CFR agrees that certain quantities and combinations of food and beverage will be available at the predetermined price threshold. During 2006, Holdings incurred expense of $758,000 related to this agreement which is included in general and administrative expense in the consolidated statement of operations.

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

The following table summarizes total management service fees incurred, as expense allocations, during the twelve months ended December 31, 2006, 2005 and 2004 and the net receivable (payable) balance as of December 31, 2006, 2005 and 2004.

(in thousands)	2006	2005	2004

Expense allocated from the Company to Dragon	$73	$139	$48
Expense allocated from the Company to CFP	1,394	479	30
Expense allocated from the Company to CPH	229	712	124

Total expenses allocated from the Company to affiliates	1,696	1,330	202
Expense allocated from CPH to the Company	1,210	561	65

Net expense allocated from the Company to affiliates	$486	$769	$137

Net receivable for management services from Dragon	$4	$14	$48

Net receivable for management services from CFP	$155	$65	$30

Net receivable (payable) for management services from CPH	$(154)	$28	$59

As a result of the control exercised by CFP, none of our agreements with them and other companies controlled by them are deemed to be negotiated on “arm’s length” terms. However, any such agreements since our initial public offering have been approved in accordance with the Conflict of Interests Policy contained in our Amended and Restated Certificate of Incorporation.

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	Investment Securities

The following table provides a summary of investment securities owned as of December 31, 2006 and 2005. Other investment securities consist primarily of common stock.

	2006
	Available-	CFS	Total
(in thousands)	for-Sale	Securities	Securities

Affiliated Mutual Funds	$138,375	$3,750	$142,125
Other investment securities	574	163	737

	$138,949	$3,913	$142,862

	2005
	Available-	CFS	Total
	for-Sale	Securities	Securities

Affiliated Mutual Funds	$123,976	$3,634	$127,610
Other investment securities	479	176	655

	$124,455	$3,810	$128,265

The table below summarizes the proceeds from the sale of available-for-sale securities, unrealized and realized gains (losses) on available-for-sale securities, and unrealized gains (losses) on CFS securities.

	Twelve Months	Twelve Months
	Ended	Ended	November 2 to	January 1 to
	December 31,	December 31,	December 31,	November 1,
(in thousands)	2006	2005	2004	2004

Available-for-sale securities:
Proceeds from sale	$18	$—	$—	$—

Realized gains (losses)	10	—	—	—

Unrealized gains	10,112	8,638	6,113	1,854

CFS securities:
Unrealized gains (losses)	(63)	231	297	124

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The cumulative net unrealized gains (losses) on available-for-sale securities consisted of the following as of December 31, 2006 and 2005:

(in thousands)	2006	2005

Total cumulative unrealized gains on available-for-sale securities with net gains:
Affiliated Mutual Funds	$28,644	$18,609
Other investment securities	205	190

Total gains	28,849	18,799
Total cumulative unrealized losses on available-for-sale securities with net losses:
Affiliated Mutual Funds	(64)	(149)
Other investment securities	(12)	—

Total losses	(76)	(149)

Total cumulative net unrealized gains (losses) on available-for-sale securities	$28,773	$18,650

The Company periodically evaluates its available-for-sale investments for other-than-temporary declines in value. Other-than-temporary declines in value may exist when the fair value of an investment security has been below the carrying value for an extended period of time. If an other-than-temporary decline in value is determined to exist, the unrealized investment loss, net of tax in accumulated other comprehensive income is realized as a charge to net income in the period in which the other-than-temporary decline in value occurs. At December 31, 2006, for those investments that have unrealized losses, the Company believes that all of these unrealized losses are only temporary and are due to temporary market conditions.

(6)	Partnership Investments

Partnership investments as of December 31, 2006 and 2005 consisted of the following:

(in thousands)	2006	2005

Calamos Equity Opportunities Fund LP:
Securities owned	$110,956	$76,835
Securities sold but not yet purchased	(24,104)	—

Calamos Equity Opportunities Fund LP securities, net	86,852	76,835
Investment in Calamos Multi-Strategy, L.P.	3,676	3,121

Partnership investments	$90,528	$79,956

As of December 31, 2006 and 2005, the Company had a net interest of $33.9 million (41.0%) and $32.1 million (41.9%) in Calamos Equity Opportunities Fund LP, respectively. The combined minority interests totaled 59.0% and 58.1% of the Calamos Equity Opportunities Fund LP at December 31, 2006 and 2005, respectively, and are presented in the consolidated statement of financial condition as minority interest in partnership investments.

The Company had a $3.7 million and $3.1 million interest in Calamos Multi-Strategy, L.P. as of December 31, 2006 and 2005, respectively.

In 2004, the Company liquidated its interest in Calamos Hedge Fund, L.P., which resulted in a realized gain of approximately $109,000 as well as the elimination of the minority interest related to this investment.

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7)	Property and Equipment

At December 31, 2006 and 2005, property and equipment and related accumulated depreciation were as follows:

	2006
		Accumulated
(in thousands)	Cost	Depreciation	Net

Furniture, fixtures, and equipment	$56,848	$13,233	$43,615

	2005
		Accumulated
	Cost	Depreciation	Net

Furniture, fixtures, and equipment	$46,904	$6,357	$40,547

On June 30, 2004, Calamos Property Holdings, Inc., the predecessor of CPM, distributed equity in all of its owned real estate assets to its stockholders at that time. Land, building and furniture, fixtures and equipment with a book value, net of depreciation, of $16.0 million and a fair value of $18.0 million as of June 30, 2004 were distributed, resulting in a gain of $2.0 million, which was recorded as other income on the Company’s consolidated statement of operations.

(8)	Debt

On April 29, 2004, the Company refinanced its bank debt with the issuance of $150 million aggregate principal amount of 5.24% senior unsecured notes due April 29, 2011 to various note purchasers in a private placement. As of December 31, 2006 and 2005, $150 million aggregate principal senior unsecured notes were outstanding. These notes are set to mature on April 29, 2011. As a result of the $150 million debt offering, the Company incurred approximately $2.0 million in debt issuance costs. The deferred costs are recorded as a noncurrent asset, and the amortization of the deferred costs is included in interest expense and is recorded on a straight-line basis over the term of the loan.

Under the note purchase agreement governing the terms of the senior unsecured notes, the Company must maintain certain consolidated net worth, leverage and interest coverage ratios. The note purchase agreement also contains other covenants that, among other things, restrict the ability of the Company’s subsidiaries to incur debt and restrict the Company’s ability and the ability of the Company’s subsidiaries to create liens and to merge or consolidate, or sell or convey all or substantially all of the Company’s assets. As of December 31, 2006, the Company was in compliance with all covenants.

The table below summarizes the outstanding debt balance at December 31, 2006 and 2005.

(in thousands)	2006	2005

Senior unsecured notes	$150,000	$150,000
Less current portion	—	—

Total long-term debt	$150,000	$150,000

(9)	Minority Interest in Calamos Holdings LLC

Minority interest represents the Calamos Interests’ aggregate ownership interest of 76.9% and 77.0% in Holdings at December 31, 2006 and 2005, respectively, and is derived by multiplying the respective balances of Holdings by their aggregate ownership percentage, except where described below. Income before minority interest in Calamos Holdings LLC and income taxes, which was $243.4 million and $211.9 million for the years ended December 31, 2006 and 2005, respectively, included approximately $0.6 million and $0.2 million, respectively, of

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investment income earned on cash and cash equivalents held solely by CAM during the same periods. This investment income is not reduced by any minority interest; therefore, the resulting minority interest is less than 76.9% and 77.0% for the years ended December 31, 2006 and 2005, respectively.

(in thousands)

Minority interest at November 1, 2004	$—
Historical shareholders’ equity as of November 1, 2004:	79,217
Net proceeds retained from the Offering	38,370
Income allocated to minority interests from November 2 to December 31, 2004(1)	22,604
Impact of overallotment option on allocated income(2)	(88)
Compensation expense recognized under stock incentive plans	458
Changes in unrealized gains on available-for-sale securities	4,707
Dividend equivalent accrued under stock incentive plans	(61)
Dividends declared	(9,913)

Minority interest at December 31, 2004	135,294

Income allocated to minority interests	163,009
Compensation expense recognized under stock incentive plans	3,168
Changes in unrealized gains on available-for-sale securities	6,651
Dividend equivalent accrued under stock incentive plans	(196)
Dividends declared	(78,496)

Minority interest at December 31, 2005	229,430

Issuance of common stock under stock incentive plans	(369)
Income allocated to minority interests	186,631
Compensation expense recognized under stock incentive plans	4,444
Shares withheld for taxes paid on vesting under stock incentive plans	(1,734)
Changes in unrealized gains on available-for-sale securities	7,782
Dividend equivalent accrued under stock incentive plans	(352)
Dividends declared	(106,319)

Minority interest at December 31, 2006	$319,513

(1)	Because CAM owned 20% of Holdings from November 2, 2004 through November 7, 2004 and 23% from November 8, 2004 through December 31, 2004, the net income allocation of 77.3% is a result of the weighted average based upon the actual number of days.

(2)	The subsequent purchase of 3,000,000 units on November 8, 2004, resulting from the underwriter’s exercise of the overallotment option, increased CAM’s ownership in Holdings by 3% to 23%. As a result, the 3% of income from November 2, 2004 through November 7, 2004 is not allocated to CAM in the statement of operations. However, CAM purchased 3% of the total equity of Holdings, including 3% of income from November 2, 2004 through November 7, 2004, which is reflected as an increase in equity and as a decrease to minority interest.

(10)	Common Stock

All shares of Class A Common Stock and Class B Common Stock are identical and entitle the holders to the same rights and privileges, except that the holders of Class B Voting Common Stock possess super-voting rights in the Company, except as otherwise required by law.

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(11)	Effect of Initial Public Offering to Stockholders’ Equity

The table below summarizes the net proceeds retained by the Company from the Offering on November 2, 2004 as presented in the consolidated statements of changes in stockholders’ equity.

		Additional
		Paid-in
(in thousands)	Common	Capital	Total

Net proceeds from issuance of common stock	$230	$381,901	$382,131
Use of proceeds to purchase membership units from CFP	—	(332,300)	(332,300)

Net proceeds retained by the Company	230	49,601	49,831
Allocation of 77% to minority interest	—	(38,370)	(38,370)

23% of net proceeds from the Offering	$230	$11,231	$11,461

(12)	Profit Sharing Plan

The Company contributes to a defined contribution profit sharing plan (the PSP Plan) covering substantially all employees. Contributions to the PSP Plan are at the discretion of the Company. For the years ended December 31, 2006, 2005 and 2004, the Company recorded expense for the contributions to the PSP Plan in the amounts of $2.2 million, $1.9 million and $1.4 million, respectively. This expense is included in employee compensation and benefits on the consolidated statements of operations.

(13)	Compensation Plans

The company accounts for the following compensation plans: Incentive Stock Plans, which are comprised of restricted stock units (RSUs) and stock options and, prior to November 2004, the Equity Appreciation Units (EAUs).

Incentive Stock Plans

Certain employees of the Company participate in equity compensation plans, which are comprised of restricted stock units and stock options and are designed to retain key employees. A total of 10,000,000 shares of CAM’s common stock may be granted under the plans. The Company may issue new shares or may purchase shares of CAM’s Class A common stock as part of its share repurchase program upon the exercise of stock options and upon conversion of RSUs.

RSUs entitle each recipient to receive a share of Class A common stock and a dividend equivalent to the actual dividends declared on CAM’s Class A common stock. RSUs are granted with no strike price and, therefore, the Company receives no proceeds when the RSUs vest. These awards, including accrued dividends, vest at the end of the restriction period, generally between four and six years after the grant date, and are expensed on a straight line basis over the vesting period. During 2006 and 2005, 134,117 and 103,656 restricted stock units with an estimated

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fair value of $4.7 million and $3.0 million, respectively, were awarded to employees of the Company in accordance with the provisions of the plan. A summary of the RSU activity follows:

		Weighted
		Average
	Number	Fair Value of
	of	RSUs
	Shares	Granted

Outstanding at October 26, 2004	—	$—

Granted	1,350,212	18.00
Forfeited	(4,276)	18.00
Exercised upon vesting	—	—

Outstanding at December 31, 2004	1,345,936	18.00

Granted	103,656	28.78
Forfeited	(34,730)	18.00
Exercised upon vesting	—	—

Outstanding at December 31, 2005	1,414,862	18.79

Granted	134,117	35.08
Forfeited	(26,940)	24.33
Exercised upon vesting	(233,599)	18.00

Outstanding at December 31, 2006	1,288,440	20.51

Converted during the year ended December 31:
2004	—	—
2005	—	—
2006	161,898	18.00

At December 31, 2006, the Company had 1,288,440 RSUs outstanding with a weighted average remaining contractual life of 3.7 years and an aggregate intrinsic value of $34.6 million. The weighted average fair value of RSUs at the date of grant for the years ended December 31, 2006 and 2005 was $35.08 and $28.78, respectively. The aggregate intrinsic value and the fair value of RSUs exercised and vested during 2006 was $7.3 million.

In connection with the 233,599 shares exercised upon vesting during the first quarter of 2006, 161,898 RSUs were converted, on a one-for-one basis, into shares of CAM’s Class A common stock, while the remaining 71,701 RSUs were withheld to meet employee withholding tax obligations of $2.3 million. The total intrinsic value and the fair value of the converted shares was $5.1 million. This conversion changed CAM’s ownership in Holdings to 23.1%. RSUs are granted with no strike price and, therefore, the Company receives no proceeds when the RSUs are exercised. Historically, RSUs have been settled with newly issued shares so that no cash was used by the Company to settle awards. However, the Company may purchase stock through its share repurchase program to settle future awards. The total tax benefit realized by CAM in connection with the exercise of the RSUs during 2006 was $676,000. No RSUs were exercised and vested during the year ended December 31, 2005.

Stock options entitle each recipient to purchase a share of Class A common stock in exchange for the stated exercise price upon vesting of each award. Under the plan, the exercise price of each option, which has a 10-year life, equals the market price of the company’s stock on the date of grant. The weighted average fair value of options at the date of grant for the years ended December 31, 2006 and 2005 was $14.19 and $11.27 per option, respectively. These awards, including accrued dividends, vest at the end of the restriction period, generally between four and six years after the grant date. The fair value of the award is expensed on a straight line basis over the vesting period. The

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2006	2005	2004

Dividend yield	1.02%-1.42%	0.96%-0.97%	1.56%
Expected volatility	33%-35%	33%	33%
Risk-free interest rate	4.6%-5.0%	3.9%-4.2%	3.7%
Expected life	7.5 years	7.5 years	7.5 years

During 2006 and 2005, 402,349 and 313,467 stock options with an estimated fair value of $5.7 million and $3.5 million, respectively, were awarded to employees of the Company in accordance with the provisions of the plan. Summarized information on the Company’s outstanding stock options at December 31, 2006 is as follows:

	Options Outstanding			Options Exercisable
		Average	Weighted		Weighted
Range of		Remaining	Average	Number	Average
Exercise	Number of	Contractual	Option	of	Option
Prices	Shares	Life	Price	Shares	Price

$18.00	663,318	7.8 years	$18.00	—	—
$25.74-$29.11	289,301	8.2 years	28.62	—	—
$35.43	382,479	9.1 years	35.43	—	—

	1,335,098	8.5 years	25.30	—	—

A summary of the stock option activity follows:

		Weighted
	Number	Average
	of	Exercise
	Shares	Price

Outstanding at October 26, 2004	—	$—

Granted	727,727	18.00
Forfeited	—	—
Exercised	—	—

Outstanding at December 31, 2004	727,727	18.00

Granted	313,467	28.78
Forfeited	(31,227)	18.00
Exercised	—	—

Outstanding at December 31, 2005	1,009,967	21.35

Granted	402,349	35.08
Forfeited	(77,218)	24.63
Exercised	—	—

Outstanding at December 31, 2006	1,335,098	25.30

Exercisable at December 31:
2004	—	—
2005	—	—
2006	—	—

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2006, the Company had 1,335,098 stock options outstanding with a weighted average remaining contractual life of 8.5 years and an aggregate intrinsic value of $5.9 million. No stock options granted under this plan have become exercisable as of December 31, 2006.

Expense recorded in connection with the RSUs and stock options was $5.8 million during the year ended December 31, 2006 of which $1.3 million, net of minority interest, was credited as additional paid-in capital. Expense recorded in connection with the RSUs and stock options was $4.1 million during the year ended December 31, 2005 of which $946,000, net of minority interest, was credited as additional paid-in capital. During the period from October 27, 2004 to November 1, 2004 and from November 2, 2004 to December 31, 2004, $32,400 and $594,800 was expensed in connection with the RSUs and stock options of which $136,800, net of minority interest, was credited as additional paid-in capital. The amount of deferred tax asset created was $535,000 and $379,000 during the years ended December 31, 2006 and 2005, respectively. At December 31, 2006, approximately $19.3 million of total unrecognized compensation expense related to nonvested stock option and RSU awards is expected to be recognized over a weighted-average period of 4.0 years.

Equity Appreciation Units

EAUs were a form of cash based compensation that were awarded in accordance with the provisions of the EAU Plan. The EAU plan was terminated in November 2004 in connection with the Offering. Upon termination of these plans one-half of each EAU participant’s earned balance was paid in cash to the participants. The remainder of each participant’s earned balance was converted into RSUs and the corresponding liability of $6.7 million was recorded to additional paid-in capital. Compensation expense of $9.1 million was recognized for the period ended November 1, 2004. No liability was recorded at December 31, 2006 and 2005.

(14)	Income Taxes

The provision for income taxes for the years ended December 31, 2006, 2005 and 2004 consist of the following:

			November 2 to	January 1 to
			December 31,	November 1,
(in thousands)	2006	2005	2004	2004

Current:
Federal	$10,860	$8,309	$1,104	$—
State	2,590	1,989	248	1,567

Total current income taxes	13,450	10,298	1,352	1,567

Deferred:
Federal	7,531	7,537	1,059	—
State	1,789	1,789	238	—

Total deferred income taxes	9,320	9,326	1,297	—

Total income taxes	$22,770	$19,624	$2,649	$1,567

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the expected future tax consequences of temporary differences between carrying amounts and tax bases of the Company’s assets and liabilities. The significant components of deferred income taxes at December 31, 2006 and 2005 are as follows:

(in thousands)	2006	2005

Deferred tax assets:
Intangible assets	$105,700	$114,575
Other	1,537	1,520

Total deferred tax assets	107,237	116,095

Deferred tax liabilities:
Unrealized net holding gains on investments on available-for-sale securities	2,294	1,357
Deferred sales commission	4,098	4,699
Other	1,605	913

Total deferred tax liabilities	7,997	6,969

Net deferred tax assets	$99,240	$109,126

Deferred tax assets and liabilities are reflected on the Company’s consolidated statements of financial condition as a net deferred tax asset. The current and non-current portions of the net deferred tax asset were $7.4 million and $91.9 million, respectively, at December 31, 2006 and $7.8 million and $101.3 million at December 31, 2005.

In November 2004, the Company recorded a net deferred income tax asset of $119.9 million as a result of the purchase of 20,000,000 membership units from CFP, whereby the Company made an election under Section 754 of the Internal Revenue Code to mark to current market value all assets that it purchased. However, the assets acquired in connection with purchase of the 3,000,000 membership units directly from Holdings do not qualify for mark-to-market treatment under Section 754. Most of the assets receiving the stepped-up basis for tax purposes are in the form of intangible assets, such as management contracts, distribution contracts and intellectual property. These intangible assets will generally be amortized over 15 years, and this amortization will create a future tax benefit of approximately $8.3 million per year, expiring in fiscal year 2019. The Company believes that all deferred income tax assets will be realized; therefore, no valuation allowances have been established.

In 2005, the Company recorded an adjustment to correct the income tax rate that was initially used in 2004 to establish the net deferred tax asset, which resulted in a $0.8 million increase in the net deferred tax asset as of December 31, 2005. In 2005, the Company established a deferred tax asset related to certain offering costs, which resulted in a $0.4 million increase to the net deferred tax asset as of December 31, 2005. These corrections were recorded as an increase in additional paid-in capital and did not have any effect on net income.

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reconciles the statutory federal income tax rate to the effective income tax rate.

	Twelve Months	Twelve Months
	Ended	Ended	November 2 to	January 1 to
	December 31,	December 31,	December 31,	November 1,
	2006	2005	2004	2004

Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%	35.0%
Income passed through to stockholders	—	—	—	(35.0)%
State income taxes, net of federal tax benefits	5.0%	5.0%	4.8%	1.5%
Other non-deductible items	0.1%	0.2%	0.1%	0.0%

Effective income tax rate	40.1%	40.2%	39.9%	1.5%

For the periods ended prior to November 2, 2004, CFP elected to be taxed as an S corporation under the Internal Revenue Code. Therefore, the income and expenses of CFP were included in the income tax returns of its stockholders. CFP was subject to only Illinois replacement tax and certain other state taxes.

(15)	Earnings Per Share

The following table reflects the calculation of basic and diluted earnings per share:

			November 2 to	January 1 to
			December 31,	November 1,
(in thousands, except per share amounts)	2006	2005	2004	2004

Earnings per share — basic:
Earnings available to common shareholders	$34,008	$29,222	$3,992	$102,182
Weighted average shares outstanding	23,162	23,000	22,700	96,800

Earnings per share — basic	$1.47	$1.27	$0.18	$1.06

Earnings per share — diluted:
Income before minority interest in Calamos Holdings LLC and income taxes	$243,409	$211,855	$29,250
Less: Impact of income taxes	97,607	85,102	11,668

Earnings available to common shareholders	$145,802	$126,753	$17,582	$102,182
Weighted average shares outstanding	23,162	23,000	22,700	96,800
Conversion of membership units for common stock	77,000	77,000	77,300	—
Dilutive impact of RSUs	523	577	491	—
Dilutive impact of stock options	120	49	—	—

Weighted average shares and potential dilutive shares outstanding	100,805	100,626	100,491	96,800

Earnings per share — dilutive	$1.45	$1.26	$0.17	$1.06

Diluted shares outstanding for 2006, 2005 and for the period of November 2, 2004 to December 31, 2004 are calculated (a) assuming the Calamos Interests exchanged all of its membership units in Calamos Holdings LLC for shares of the Company’s Class A common stock on a one-for-one basis and (b) including the effect of outstanding restricted stock unit and option awards. In calculating diluted earnings per share for 2006, 2005 and for the period November 2, 2004 to December 31, 2004, the effective tax rates of 40.1%, 40.2% and 39.9%, respectively, were applied to income before minority interest in Calamos Holdings LLC and income taxes.

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company uses the treasury stock method to reflect the dilutive effect of unvested restricted stock units and unexercised stock options in diluted earnings per share. As such, the dilutive effect of such options and RSUs would result in the addition of a net number of shares to the weighted-average number of shares used in the calculation of diluted earnings per share. Under the treasury stock method, if the average market price of common stock increases above the exercise price, the proceeds that would be assumed to be realized would be assumed to be used to acquire outstanding shares of common stock. However, pursuant to SFAS 123(R), the awards may be anti-dilutive even when the market price of the underlying stock exceeds the related exercise price. This result is possible because compensation cost attributed to future services and not yet recognized is included as a component of the assumed proceeds. Stock options for 671,780 shares and RSUs for 127,493 shares were excluded from the computation of diluted earnings per share for the year ended December 31, 2006 as they were anti-dilutive. Stock options for 313,467 shares and RSUs for 6,656 shares were excluded from the computation of diluted earnings per share for the year ended December 31, 2005 as they were anti-dilutive. Stock options for 727,727 shares were excluded from the computation of diluted earnings per share for the year ended December 31, 2004 as they were anti-dilutive. No RSUs were anti-dilutive in 2004.

(16)	Commitments and Contingencies

In the normal course of business, the Company enters into agreements that include indemnities in favor of third parties, such as engagement letters with advisors and consultants, distribution agreements and service agreements. In accordance with the Company’s by-laws, the Company has also agreed to indemnify its directors, officers, employees and agents in certain cases. Certain agreements do not contain any limits on the Company’s liability and, therefore, it is not possible to estimate the Company’s potential liability under these indemnities. In certain cases, the Company may have recourse against third parties with respect to these indemnities. Further, the Company maintains insurance policies that may provide coverage against certain claims under these indemnities.

In the normal course of business, the Company may be subject to various legal proceedings from time to time. Currently, there are no legal proceedings pending against the Company or the Company’s subsidiaries.

The Company leases office space and computer equipment under long-term operating leases expiring at various dates throughout fiscal year 2025. Lease expenses for years ended December 31, 2006, 2005 and 2004 were $4.5 million, $3.8 million and $1.7 million, respectively. At December 31, 2006, the Company’s aggregate future minimum payments for operating leases having initial or non-cancelable terms greater than one year were payable as follows:

Minimum
(in thousands)	Payments

Year ended December 31:
2007	$3,439
2008	3,468
2009	3,509
2010	3,607
2011	3,713
Thereafter	62,950

Total minimum lease payments	$80,686

(17)	Regulatory and Net Capital Requirements

As a broker-dealer, CFS is subject to the Securities and Exchange Commission’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, and requires that the ratio of

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

aggregate indebtedness to net capital (net capital ratio), as defined, shall not exceed 15 to 1. As of December 31, 2006 and 2005, the net capital, the excess of the required net capital and the net capital ratio were as follows:

(Dollars in thousands)	2006	2005

Net capital	$5,330	$6,574
Excess of required net capital	$3,647	$5,239
Net capital ratio	4.74	3.05

CFS is not required to compute the Reserve Requirements under Exhibit A of Rule 15c3-3(k)(2)(i) or to include Information Relating to the Possession or Control Requirements under Rule 15c3-3, because the Registrant operates primarily with the purpose of distributing mutual fund shares and does not hold customer funds or safekeep customer securities.

(18)	Concentration Risk

For the years ended December 31, 2006, 2005 and 2004, total revenues derived from services provided to two Company-sponsored mutual funds, the Calamos Growth Fund and the Calamos Growth and Income fund were as follows:

	2006	2005	2004

Calamos Growth Fund	48%	47%	40%
Calamos Growth and Income Fund	16%	16%	16%

(19)	Recently Issued Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48), which seeks to reduce diversity in practice that is associated with certain aspects of measurement and recognition when accounting for uncertain tax positions and clarifies the accounting and disclosure for uncertainty in tax positions. FIN 48 is effective for the Company beginning January 1, 2007. The Company has evaluated the impact that the adoption of FIN 48 will have on its financial statements and does not expect it to be material.

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

Item 9B.	Other Information

None

PART III

Item 10.	Directors and Executive Officers of the Registrant

Management		Directors

John P. Calamos, Sr. Chairman, Chief Executive Officer and Co-Chief Investment Officer	James F. Baka Senior Vice President and National Sales Manager-Institutional Services	John P. Calamos, Sr. Chairman, Chief Executive Officer and Co-Chief Investment Officer

Nick P. Calamos Senior Executive Vice President and Co-Chief Investment Officer	Nimish S. Bhatt Senior Vice President and Director of Operations	Nick P. Calamos Senior Executive Vice President and Co-Chief Investment Officer

Patrick H. Dudasik Executive Vice President, Chief Financial Officer and Treasurer	Robert M. Kunimura Senior Vice President and Chief Technology Officer	G. Bradford Bulkley Founder Bulkley Capital, L.P.

James S. Hamman, Jr. Executive Vice President, General Counsel and Secretary	Philip (Phipps) E. Moriarty Senior Vice President and National Sales Manager-Intermediary Channels	Richard W. Gilbert President Gilbert Communications, Inc.
Scott Craven Jones Executive Vice President and Chief Administrative Officer		Arthur L. Knight Private Investor and Business Consultant Former President and Chief Executive Officer Morgan Products, Ltd.

Additional information regarding the Directors and Executive Officers of the Company and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference from our definitive proxy statement for our 2007 Annual Meeting of Stockholders (the “Proxy Statement”).

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

Information required for this Item is incorporated herein by reference to the registrant’s proxy statement for its annual meeting of shareholders on May 25, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required for this Item is incorporated herein by reference to the registrant’s proxy statement for its annual meeting of shareholders on May 25, 2007.

Item 13.	Certain Relationships and Related Transactions

Information required for this Item is incorporated herein by reference to the registrant’s proxy statement for its annual meeting of shareholders on May 25, 2007.

Item 14.	Principal Accounting Fees and Services

Information required for this Item is incorporated herein by reference to the registrant’s proxy statement for its annual meeting of shareholders on May 25, 2007.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report.

1. Financial Statements: See Item 8 of Part II.

2. Financial Statement Schedules: None.

3. List of Exhibits:

Exhibit
Number	Description of Exhibit

3(i)	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2004).
3(ii)	Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2005).
3(iii)	Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2007).
4.1	Stockholders’ Agreement among John P. Calamos, Sr., Nick P. Calamos and John P. Calamos, Jr., certain trusts controlled by them, Calamos Family Partners, Inc. and the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 3, 2004).
4.2	Registration Rights Agreement between Calamos Family Partners, Inc., John P. Calamos, Sr. and the Registrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 3, 2004).
10.1	Employment Agreement between the Registrant and John P. Calamos, Sr. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 3, 2004).
10.2	Employment Agreement between the Registrant and Nick P. Calamos (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 3, 2004).
10.3	Employment Agreement between the Registrant and James S. Hamman, Jr. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities an Exchange Commission on December 3, 2004).
10.4	Employment Agreement between the Registrant and Patrick H. Dudasik (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 3, 2004).
10.5	Calamos Asset Management, Inc. Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 3, 2004).
10.6	Form of EAU-Based RSU Award Statement (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 3, 2004).
10.7	Form of IPO Equity Award Statement (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 3, 2004).
10.8	Form of Services-Based RSU Award Statement (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 3, 2004).

Exhibit
Number	Description of Exhibit

10.9	Contribution Agreement between the Registrant and Calamos Holdings LLC (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 3, 2004).
10.10	Tax Indemnity Agreement among the Registrant, Calamos Family Partners, Inc. and Calamos Holdings LLC (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 3, 2004).
10.11	Second Amended and Restated Limited Liability Company Agreement of Calamos Holdings LLC effective as of November 2, 2004, by and among Calamos Family Partners, Inc., John P. Calamos, Sr. and the Registrant (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 3, 2004).
10.12	Amendment No. 1 to the Second Amended and Restated Limited Liability Company Agreement of Calamos Holdings LLC (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2006).
10.13	Amendment No. 2 to the Second Amended and Restated Limited Liability Company Agreement of Calamos Holdings LLC (incorporated by reference to Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2006).
10.14	Amendment Number 1 to Management Services Agreement between the Registrant and Calamos Family Partners, Inc. (incorporated by reference to Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 12, 2005).
10.15	Lease Between 2020 Calamos Court LLC and Calamos Holdings LLC (formerly with Calamos Holdings, Inc. (incorporated by reference to Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 2005).
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2005).
23.1	Consent of Independent Registered Public Accounting Firm, KPMG LLP.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

Upon written request by a stockholder to our Secretary, James S. Hamman, Jr., at 2020 Calamos Court, Naperville, Illinois 60563, any exhibit shall be available at a reasonable charge (which will be limited to our reasonable expenses in furnishing such exhibits).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 6, 2007.

CALAMOS ASSET MANAGEMENT, INC.

By:	/s/ Patrick H. Dudasik
Name: Patrick H. Dudasik

Title:	Executive Vice President,
Chief Operating Officer, Chief
Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John P. Calamos, Sr. John P. Calamos, Sr.	Chairman of the Board, Chief Executive Officer and Co-Chief Investment Officer (Principal Executive Officer)	March 5, 2007

/s/ Patrick H. Dudasik Patrick H. Dudasik	Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer	March 5, 2007

/s/ Nick P. Calamos Nick P. Calamos	Senior Executive Vice President, Co-Chief Investment Officer and Director	March 5, 2007

/s/ G. Bradford Bulkley G. Bradford Bulkley	Director	March 5, 2007

/s/ Mitchell S. Feiger Mitchell S. Feiger	Director	March 5, 2007

/s/ Richard W. Gilbert Richard W. Gilbert	Director	March 5, 2007

/s/ Arthur L. Knight Arthur L. Knight	Director	March 5, 2007