Form 10-Q
period 2007-03-31
Calamos Asset Management, Inc. /DE/
filed 2007-05-10
CIK 1299033

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: March 31, 2007
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
At April 30, 2007, the company had 23,324,082 shares of Class A common stock and 100 shares of Class B common stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share data)

	March 31,	December 31,
	2007	2006
	(unaudited)
ASSETS:
Current assets
Cash and cash equivalents	$263,833	$328,841
Receivables:
Affiliates and affiliated funds	25,461	26,431
Customers	9,115	10,218
Investment securities	193,050	143,112
Partnership securities	120,184	90,528
Prepaid expenses	3,299	2,383
Deferred tax assets, net	6,602	7,375
Other assets	8,128	138

Total current assets	629,672	609,026

Non-current assets
Deferred tax assets, net	91,018	91,865
Deferred sales commissions	45,037	49,891
Property and equipment, net of accumulated depreciation ($15,147 at 3/31/07 and $13,233 at 12/31/06)	43,352	43,615
Other non-current assets	1,352	1,443

Total non-current assets	180,759	186,814

Total assets	810,431	795,840

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities
Accounts payable:
Brokers	20,369	20,969
Affiliates and affiliated funds	224	264
Accrued compensation and benefits	6,705	22,722
Accrued expenses and other current liabilities	24,333	10,942

Total current liabilities	51,631	54,897

Long-term liabilities
Long-term debt	150,000	150,000
Other long-term liabilities	8,014	8,003

Total long-term liabilities	158,014	158,003

Total liabilities	209,645	212,900

Minority interest in partnership investments	47,472	48,850
Minority interest in Calamos Holdings LLC	332,657	319,513

Stockholders’ equity:
Class A Common Stock, $0.01 par value. Authorized 600,000,000 shares; issued and outstanding 23,324,082 shares at 3/31/07 and 23,161,898 shares at 12/31/06	233	232
Class B Common Stock, $0.01 par value. Authorized 1,000 shares; issued and outstanding 100 shares	0	0
Additional paid-in capital	158,362	157,724
Retained earnings	57,196	52,261
Accumulated other comprehensive income	4,866	4,360

Total stockholders’ equity	220,657	214,577

Total liabilities, minority interest and stockholders’ equity	$810,431	$795,840

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2007 and 2006
(in thousands, except share data)
(unaudited)

	2007	2006
Revenues:
Investment management fees	$78,475	$81,479
Distribution and underwriting fees	36,181	38,140
Other	1,044	999

Total revenues	115,700	120,618

Expenses:
Employee compensation and benefits	20,766	19,006
Distribution and underwriting expense	25,027	24,965
Amortization of deferred sales commissions	7,878	7,740
Marketing and sales promotion	3,482	3,223
General and administrative	8,392	7,059

Total operating expenses	65,545	61,993

Operating income	50,155	58,625

Other income (expense):
Net interest income (expense)	1,994	362
Investment and other income	392	11,931
Minority interest in partnership investments	751	(6,262)

Total other income (expense), net	3,137	6,031

Income before minority interest in Calamos Holdings LLC and income taxes	53,292	64,656
Minority interest in Calamos Holdings LLC	40,708	49,623

Income before income taxes	12,584	15,033
Income taxes	5,050	6,028

Net income	$7,534	$9,005

Earnings per share
Basic	$0.32	$0.39

Diluted	$0.32	$0.38

Weighted average shares outstanding
Basic	23,324,182	23,161,998

Diluted	100,764,966	100,973,155

Cash dividends per share	$0.11	$0.09

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2007
(in thousands)
(unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income	Total
Balance at December 31, 2006	$232	$157,724	$52,261	$4,360	$214,577

Net income	—	—	7,534	—	7,534
Changes in unrealized gains on available-for-sale securities, net of minority interest and income taxes	—	—	—	470	470

Total comprehensive income					8,004

Issuance of common stock under stock incentive plans (162,184 Class A common shares)	1	261	—	36	298
Compensation expense recognized under stock incentive plans, net of minority interest	—	377	—	—	377
Dividend equivalent accrued under stock incentive plans, net of minority interest	—	—	(33)	—	(33)
Dividends declared	—	—	(2,566)	—	(2,566)

Balance at March 31, 2007	$233	$158,362	$57,196	$4,866	$220,657

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2007 and 2006
(in thousands)
(unaudited)

	2007	2006
Cash and cash equivalents at beginning of year	$328,841	$210,469

Cash flows from operating activities:
Net income	7,534	9,005
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest in partnership investments	(751)	6,262
Minority interest in Calamos Holdings LLC	40,708	49,623
Amortization of deferred sales commissions	7,878	7,740
Other depreciation and amortization	1,985	1,653
Unrealized depreciation (appreciation) on CFS securities and partnership securities	950	(11,132)
Deferred taxes	1,516	2,672
Stock-based compensation	1,622	1,788
Employee taxes paid on vesting under stock incentive plans	(1,853)	(2,255)
(Increase) decrease in assets:
Accounts receivable:
Affiliates and affiliated mutual funds	913	(2,353)
Customers	1,103	(1,941)
Deferred sales commissions	(3,024)	(9,447)
Other assets	(9,271)	(959)
Increase (decrease) in liabilities:
Accounts payable	(640)	1,802
Accrued compensation and benefits and deferred compensation	(16,017)	(11,991)
Other liabilities and accrued expenses	13,853	1,521

Net cash provided by operating activities	46,506	41,988

Cash flows used in investing activities:
Net additions to property and equipment	(1,651)	(3,615)
Net purchases of securities and partnership securities	(77,743)	(1,763)

Net cash used in investing activities	(79,394)	(5,378)

Cash flows used in financing activities:
Deferred tax benefit on vesting under stock incentive plans	(209)	(289)
Cash distributions paid to minority shareholders	(29,345)	(31,185)
Cash dividends paid to common shareholders	(2,566)	(2,085)

Net cash used in financing activities	(32,120)	(33,559)

Net increase (decrease) in cash	(65,008)	3,051

Cash and cash equivalents at end of period	$263,833	$213,520

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
(2) Basis of Presentation
The consolidated financial statements as of March 31, 2007 and for the three months ended March 31, 2007 and 2006 have not been audited by the Company’s independent registered public accounting firm. In the opinion of management, these statements contain all adjustments, including those of a normal recurring nature, necessary for fair presentation of the financial condition and results of operations. The results for the interim periods ended March 31 are not necessarily indicative of the results to be obtained for a full fiscal year. Certain amounts for the prior year have been reclassified to conform to the current year’s presentation.
Calamos Family Partners, Inc.’s (CFP) and John P. Calamos, Sr.’s combined 76.8% and 76.9% interest in Holdings at March 31, 2007 and 2006, respectively, is represented as minority interest in the Company’s financial statements. Income before minority interest in Calamos Holdings LLC and income taxes, which was $53.3 million for the three months ended March 31, 2007, included approximately $253,500 of investment income earned on cash and cash equivalents held solely by CAM during the same period. This portion of CAM’s investment income is not reduced by any minority interests; therefore, the resulting minority interest is less than 76.8% for the three months ended March 31, 2007.
During the first quarter of 2007, Calamos Market Neutral Opportunities Fund LP was established as a private investment partnership that is primarily comprised of highly liquid marketable securities. Calamos Partners LLC, a subsidiary of Holdings, is the general partner. As of March 31, 2007, the Company had a net interest of $50.3 million (99.0%) in this partnership. As of March 31, 2007 and December 31, 2006, the Company had a net interest of $33.8 million (41.8%) and $33.9 million (41.0%) in Calamos Equity Opportunities Fund LP, respectively.
Because substantially all the activities of these partnerships (collectively, the Partnerships) are conducted on behalf of the Company and its related parties, the Company consolidates the financial results of the Partnerships into its results. The assets and liabilities of the Partnerships are presented in their respective captions and the combined minority interests are presented as minority interest in partnerships in the consolidated statements of financial condition. The income is presented as investment and other income in the consolidated statements of operations. The Company carries these investments at fair value.
Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from these estimates.
(3) Partnership Securities
Partnership securities, as presented below, represent the investment securities held by the Partnerships, net of securities sold but not yet purchased, which are presented as liabilities on the underlying financial statements of the Partnerships.

	March 31,	December 31,
(in thousands)	2007	2006
Calamos Equity Opportunities Fund LP:
Securities owned	$102,015	$110,956
Securities sold but not yet purchased	(14,139)	(24,104)

Calamos Equity Opportunities Fund LP securities, net	87,876	86,852
Calamos Market Neutral Opportunities Fund LP:
Securities owned	47,365	—
Securities sold but not yet purchased	(15,057)	—

Calamos Market Neutral Opportunities Fund LP securities, net	32,308	—
Investment in Calamos Multi-Strategy, L.P.	—	3,676

Partnership securities	$120,184	$90,528

During the first quarter of 2007, the Company liquidated its investment in Calamos Multi-Strategy, L.P., which resulted in a realized loss of approximately $12,000.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(4) Earnings Per Share
The following table reflects the calculation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
(in thousands, except per share data)	2007	2006
Earnings per share – basic
Earnings available to common shareholders	$7,534	$9,005
Weighted average shares outstanding	23,324	23,162

Earnings per share – basic	$0.32	$0.39

Earnings per share – diluted
Income before minority interest in Calamos Holdings LLC and income taxes	$53,292	$64,656
Less: Impact of income taxes	21,386	25,927

Earnings available to common shareholders	$31,906	$38,729

Weighted average shares outstanding	23,324	23,162
Conversion of membership units for common stock	77,000	77,000
Dilutive impact of restricted stock units	368	660
Dilutive impact of stock options	73	151

Weighted average shares and potential dilutive shares outstanding	100,765	100,973

Earnings per share – diluted	$0.32	$0.38

Diluted shares outstanding for the three months ended March 31, 2007 and 2006 are calculated (a) assuming CFP and John P. Calamos, Sr. exchanged all of their membership units in Holdings for shares of the Company’s Class A common stock on a one-for-one basis and (b) including the effect of outstanding restricted stock unit and stock option awards. An effective tax rate of 40.1% was applied to income before minority interest in Calamos Holdings LLC and income taxes in calculating diluted earnings available to common shareholders for the three months ended March 31, 2007 and 2006.
The Company uses the treasury stock method to reflect the dilutive effect of unvested restricted stock units (RSUs) and unexercised stock options on diluted earnings per share. Under the treasury stock method, if the average market price of common stock increases above the option’s exercise price, the proceeds that would be assumed to be realized from the exercise of the option would be assumed to be used to acquire outstanding shares of common stock. However, pursuant to the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standard (SFAS) No. 123(R), Share-Based Payment (SFAS 123(R)), the awards may be anti-dilutive even when the market price of the underlying stock exceeds the related exercise price. This result is possible because compensation cost, attributed to future services, not yet recognized is included as a component of the assumed proceeds upon exercise. As such, the dilutive effect of such options and RSUs would

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
result in the addition of a net number of shares to the weighted average number of shares used in the calculation of diluted earnings per share. For the three months ended March 31, 2007, stock options for 1,441,187 shares and RSUs for 383,962 shares were excluded from the computation of diluted earnings per share as they were anti-dilutive. For the three months ended March 31, 2006, stock options for 665,362 shares were excluded from the computation of diluted earnings per share as they were anti-dilutive. No RSUs were anti-dilutive during the three months ended March 31, 2006.
(5) Incentive Compensation Plan
Certain employees of the Company participate in an incentive compensation plan, which includes stock options and RSUs. The Company may issue new shares or may purchase shares of CAM’s Class A common stock as part of its share repurchase program upon the exercise of stock options and upon conversion of RSUs. The Annual Report on Form 10-K for the year ended December 31, 2006 provides details of this plan and its provisions.
During the first quarter of 2007, the Company granted 769,407 shares of stock options and 256,469 shares of RSUs. There were no forfeitures during the quarter. The weighted average fair value of stock options at the date of grant for the three months ended March 31, 2007 was $10.70, which was estimated on the date of grant using the Black-Scholes option-pricing model. The assumptions used were a dividend yield of 1.67%, expected volatility of 35%, a risk-free interest rate of 4.7% and an expected life of 7.5 years.
During the first quarter of 2007, 231,249 shares of RSUs were exercised, of which 162,184 RSUs, net of units withheld for taxes, were converted, on a one-for-one basis, for shares of CAM’s Class A common stock. This conversion changed CAM’s ownership in Holdings to 23.2%. The total intrinsic value and the fair value of the converted shares was $4.4 million. The total tax benefit realized in connection with the exercise of the RSUs during the three months ended March 31, 2007 was $588,000, as the Company receives tax benefits based upon the portion of Holdings’ income that it recognizes.
Expense recorded in connection with the RSUs and stock options was $1.6 million during the three months ended March 31, 2007 of which $377,000, net of minority interest, was credited as additional paid-in capital. Expense recorded in connection with the RSUs and stock options was $1.8 million during the three months ended March 31, 2006 of which $414,000, net of minority interest, was credited as additional paid-in capital. The amount of deferred tax asset created was $151,000 and $166,000 during the three months ended March 31, 2007 and 2006, respectively, as the Company receives tax benefits based upon the portion of Holdings’ income that it recognizes. At March 31, 2007, approximately $28.8 million of total unrecognized compensation expense related to nonvested stock option and RSU awards is expected to be recognized over a weighted-average period of 4.5 years.
(6) Accounting for Uncertainty in Income Taxes
Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. At March 31, 2007, the Company had no unrecognized tax benefits and it does not anticipate any unrecognized tax benefits arising in the next 12 months that would result in a material change to its financial position. As a result, the Company recognized no liability for unrecognized tax benefits in connection with the adoption of FIN 48. A reconciliation is not provided as the beginning and ending amounts of unrecognized benefits are zero with no interim additions, reductions or settlements.
While the Company does not have any accrued interest or penalties related to uncertain tax positions at March 31, 2007, any future interest or penalties will be recognized in income tax expense when determined.
The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2004. The Internal Revenue Service (IRS) commenced its examination of the Company’s U.S. income tax return for 2004 in the first quarter of 2007. As of March 31, 2007, the IRS has proposed no adjustments to the Company’s tax return as filed.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(7) Recently Issued Accounting Pronouncements
In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and requires additional disclosure regarding fair value measurements. SFAS 157 is effective for the Company beginning January 1, 2008. The Company is currently evaluating the impact, if any, that the adoption of SFAS 157 will have on its financial statements.
In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115, which permits the measurement of many financial instruments and certain other items at fair value. SFAS 159 is effective for the Company beginning January 1, 2008. The Company is currently evaluating the impact, if any, that the adoption of SFAS 159 will have on its financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
We provide investment advisory services to institutions and individuals, managing $42.6 billion in client assets at March 31, 2007. Our operating results fluctuate primarily due to changes in the total value and composition of our assets under management. The value and composition of our assets under management are, and will continue to be, influenced by a variety of factors including purchases and redemptions of shares of mutual funds and separate accounts that we manage, fluctuations in the financial markets around the world that result in appreciation or depreciation of assets under management and our introduction of new investment strategies and products.
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
We market our investment strategies to our clients through a variety of products designed to suit their investment needs. We currently offer five types of mutual fund and separate account investment products. The following table details our assets under management at March 31, 2007 and 2006.

	March 31,
(in millions)	2007	2006
Mutual Funds
Open-end funds	$25,706	$29,216
Closed-end funds	6,380	6,176

Total mutual funds	32,086	35,392

Separate Accounts
Institutional accounts	4,849	5,716
Managed accounts	5,482	6,393
Alternative investments	133	100

Total separate accounts	10,464	12,209

Total assets under management	$42,550	$47,601

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
Our largest operating expenses are related to the distribution of mutual funds, including Rule 12b-1 payments and the amortization of deferred sales commissions for open-end mutual funds, as well as to employee compensation and benefits expense, which includes salaries, incentive compensation and related benefits costs. Operating expenses may fluctuate due to a number of factors, including changes in distribution expense as a result of fluctuations in mutual fund sales and market appreciation or depreciation, variations in staffing and compensation, marketing-related expenses that include supplemental distribution payments, and depreciation and amortization relating to capital expenditures incurred to maintain and enhance our administrative and operating services infrastructure.

Operating Results
Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
Assets Under Management
Assets under management decreased by $5.1 billion, or 11%, to $42.6 billion at March 31, 2007 from $47.6 billion at March 31, 2006. At March 31, 2007, our assets under management consisted of 75% mutual funds and 25% separate accounts, as compared to 74% mutual funds and 26% separate accounts at March 31, 2006.

	Three Months Ended
	March 31,		Change
(in millions)	2007	2006	Amount	Percent
Mutual Funds
Beginning assets under management	$33,704	$32,244	$1,460	5%
Net purchases (redemptions)	(1,952)	1,388	(3,340)	*
Market appreciation	334	1,760	(1,426)	81

Ending assets under management	32,086	35,392	(3,306)	9

Average assets under management	33,011	34,254	(1,243)	4

Separate Accounts
Beginning assets under management	11,021	11,561	(540)	5
Net purchases (redemptions)	(679)	52	(731)	*
Market appreciation	122	596	(474)	80

Ending assets under management	10,464	12,209	(1,745)	14

Average assets under management	10,770	12,012	(1,242)	10

Total Assets Under Management
Beginning assets under management	44,725	43,805	920	2
Net purchases (redemptions)	(2,631)	1,440	(4,071)	*
Market appreciation	456	2,356	(1,900)	81

Ending assets under management	42,550	47,601	(5,051)	11

Average assets under management	$43,781	$46,266	$(2,485)	5%

*	Not meaningful.
During the first quarter of 2007, net redemptions in our mutual funds were $1.9 billion, a decrease of $3.3 billion from $1.4 billion of net purchases in the prior year quarter. The net outflows during the three months ended March 31, 2007 were primarily due to lower purchases and higher redemptions of our Growth Fund and our Growth and Income Fund, each of which comprise a significant percentage of our total assets under management. We believe that the decreases in net flows are attributable to the short-term underperformance of our Growth Fund and our Growth and Income Fund. However, during the first quarter of 2007, we continued to experience net purchases in a number of our mutual funds, primarily our Market Neutral Income Fund, Global Growth and Income Fund and International Growth Fund.
Separate accounts had net redemptions of $679 million during the first quarter of 2007, mainly due to separate account outflows in our equity and convertible strategies, compared to net purchases of $52 million in the prior year quarter. The decrease in net flows of $731 million was principally due to outflows in our growth strategies, driven by short-term underperformance. Our convertible strategies remain closed to new investors.

Revenues
Total revenues decreased by $4.9 million, or 4%, to $115.7 million for the three months ended March 31, 2007 from $120.6 million for the prior year. The decrease was primarily due to lower investment management fees and distribution and underwriting fees.

	Three Months Ended March 31,		Change
(in thousands)	2007	2006	Amount	Percent
Investment management fees	$78,475	$81,479	$(3,004)	4%
Distribution and underwriting fees	36,181	38,140	(1,959)	5
Other	1,044	999	45	5

Total revenues	$115,700	$120,618	$(4,918)	4%

Investment management fees decreased by $3.0 million, or 4%, to $78.5 million for the three months ended March 31, 2007 from $81.5 million for the first quarter of 2006 as a result of a $2.5 billion decrease in average assets under management. The decline in investment management fees was due primarily to a decrease in open-end fund investment management fees, which were $50.2 million for the three months ended March 31, 2007 compared to $52.9 million for the prior year period as a result of a $1.5 billion decrease in open-end fund average assets under management. Conversely, closed-end fund investment management fees increased to $13.4 million for the three months ended March 31, 2007 from $12.8 million for the prior year as a result of an increase in closed-end fund average assets under management of $271 million. Beginning in July 2007 and over the next five years, we expect our closed-end fund investment management fee revenue to increase as the fee waivers on our Convertible Opportunities and Income Fund and our Convertible and High Income Fund expire. Investment management fees from separate accounts decreased to $14.9 million for the three months ended March 31, 2007 from $15.8 million for the prior year as a result of a decrease in separate accounts average assets under management of $1.2 billion. Investment management fees as a percentage of average assets under management was 0.73% for the three months ended March 31, 2007 compared to 0.71% for the prior year.
Distribution and underwriting fees decreased by $2.0 million, or 5%, to $36.2 million for the three months ended March 31, 2007 from $38.1 million for the first quarter of 2006, due to a $1.5 billion decrease in open-end fund average assets under management and to a decrease in underwriter commission that resulted from a decrease in Class A share sales.
Operating Expenses
Operating expenses increased by $3.6 million, or 6%, to $65.5 million for the three months ended March 31, 2007 from $62.0 million for the prior year. The increase was primarily due to higher employee compensation and benefits and general and administrative expenses.

	Three Months Ended March 31,		Change
(in thousands)	2007	2006	Amount	Percent
Employee compensation and benefits	$20,766	$19,006	$1,760	9%
Distribution and underwriting expense	25,027	24,965	62	0
Amortization of deferred sales commissions	7,878	7,740	138	2
Marketing and sales promotion	3,482	3,223	259	8
General and administrative	8,392	7,059	1,333	19

Total operating expenses	$65,545	$61,993	$3,552	6%

Employee compensation and benefits expense increased by $1.8 million for the three months ended March 31, 2007 when compared to the prior year. This increase largely reflects the impact of adding staff to support the following initiatives: expand our wealth management and institutional sales; diversify our product offering by adding complementary fixed income and cash management strategies; and strengthen our information technology infrastructure. The increase in employee compensation and benefits resulting from a larger workforce was partially offset by a decrease in incentive compensation expense to reflect below target company performance.
Distribution and underwriting expense remained largely constant for the three months ended March 31, 2007 when compared to the prior-year period. These expenses increased by $0.7 million for the first quarter of 2007 when compared to the prior-year period, due to the growth in the Class C share assets older than one year and were mostly offset by a decrease of $0.6 million resulting from the decline in average open-end fund assets under management. Although the Rule 12b-1 fee rates we paid to broker-dealers and other intermediaries in the three months ended March 31, 2007 did not change from the rates paid in the prior year, we expect distribution expense to vary with the change in open-end mutual funds assets under management.
Marketing and sales promotion expense increased by $0.3 million primarily due to an increase in supplemental compensation payments. We expect that supplemental compensation payments will fluctuate with changes in mutual fund purchases and assets under management.
General and administrative expense increased by $1.3 million, of which $0.7 million is attributable to increases in occupancy, depreciation and business services related to supporting additional staff. Further, an increase of $0.4 million was attributable to professional services, including our decision to outsource certain facility-related functions, which were historically reflected in employee compensation and benefits expense.
Other Income (Expense), Net
Other income (expense), net for the three months ended March 31, 2007 was a net income of $3.1 million as compared to a net income of $6.0 million for the three months ended March 31, 2006.

	Three Months Ended March 31,
(in thousands)	2007	2006	Change
Net interest income (expense)	$1,994	$362	$1,632
Investment and other income	392	11,931	(11,539)
Minority interest in partnership investments	751	(6,262)	7,013

Total other income (expense), net	$3,137	$6,031	$(2,894)

The change in net interest income (expense) of $1.6 million was solely due to an increase in interest income on cash and cash equivalents, as interest expense of $2.0 million was constant during each period presented.
Investment and other income decreased by $11.5 million primarily due to an unfavorable change of $12.0 million in the market value of CFS securities and partnership securities that we own. The $7.0 million change in minority interest in partnership investments represents the corresponding minority interests portion of the change in market value from our consolidated partnerships.
Further, the unrealized gains and losses on a significant portion of our investment securities are not recorded as changes in net income; rather, these unrealized gains and losses are recognized as changes to accumulated other comprehensive income, a component of stockholders’ equity. These unrealized gains and losses are only recognized in our consolidated statements of operations when they are realized, which occurs upon the sale of the securities and upon the receipt of capital gains distributions, which typically occur during the fourth quarter of the calendar year. For the first quarter of 2007 and 2006, net unrealized gains were generated by our investment securities of $3.4 million and $8.3 million, respectively, of which $0.5 million and $1.1 million, net of minority interest and taxes, respectively, were recognized as increases to accumulated other comprehensive income.
Income Taxes
Income taxes as a percentage of income before income taxes was 40.1% for the first three months of 2007 and 2006.
Liquidity and Capital Resources
Our current financial condition is highly liquid, with the majority of our assets representing our corporate investment portfolio, which is comprised of cash and cash equivalents, investment securities and partnership securities. We anticipate utilizing our cash and cash equivalent balances to make investments in our products as opportunities arise, to invest in property and equipment for our facility, to support our operations and to acquire shares under our share repurchase program. Investment securities are principally comprised of company-sponsored mutual funds. In addition, the underlying partnership securities are typically comprised of highly liquid exchange-traded securities. Our working capital requirements historically have been met through cash generated by our operations and long-term debt. We believe these resources will be sufficient over the foreseeable future to meet our requirements with respect to the foregoing activities and to support future growth.

The following tables summarize key statements of financial condition data relating to our liquidity and capital resources.

	March 31,	December 31,
(in thousands)	2007	2006
Statements of financial condition data:
Cash and cash equivalents	$263,833	$328,841
Receivables	34,576	36,649
Investment securities	193,050	143,112
Partnership securities	120,184	90,528
Deferred tax assets, net	97,620	99,240
Deferred sales commissions	45,037	49,891
Long-term debt	150,000	150,000
Cash flows for the three months ended March 31, 2007 and 2006 are shown below:

	March 31,
(in thousands)	2007	2006
Cash flow data:
Net cash provided by operating activities	$46,506	$41,988
Net cash used in investing activities	(79,394)	(5,378)
Net cash used in financing activities	(32,120)	(33,559)
Net cash provided by operating activities was $46.5 million for the three months ended March 31, 2007 and was primarily comprised of income before minority interest and income taxes of $53.3 million and net changes in working capital.
The payment of deferred sales commissions by us to financial intermediaries who sell Class B and C shares of our open-end funds was $3.0 million for the three months ended March 31, 2007. We expect that the payment of deferred sales commissions will vary in proportion to future sales of Class B and C shares of open-end funds and that these commissions will continue to be funded by cash flows from operations.
Net cash used in investing activities was $79.4 million for the three months ended March 31, 2007 and was primarily comprised of investments of $77.7 million in products managed by us. During the first quarter of 2007, we made investments into Calamos Market Neutral Opportunities Fund LP with $50 million and into the Calamos Global Equity Fund with $30 million. We anticipate increasing the future level of investments in our products as opportunities arise.
Net cash used by financing activities was $32.1 million for the three months ended March 31, 2007 and was primarily comprised of distributions to minority shareholders of $29.3 million, including distributions for their tax liabilities of $20.9 million, as well as dividends paid to common shareholders of $2.6 million.
We expect our cash and liquidity requirements will be met with the cash on hand and through cash generated by operations. Further, we have access to capital via debt and equity capital markets that may assist in satisfying our capital requirements.
Recently Issued Accounting Pronouncements
In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and requires additional disclosure regarding fair value measurements. SFAS 157 is effective for the Company beginning January 1, 2008. We are currently evaluating the impact, if any, that the adoption of SFAS 157 will have on our financial statements.
In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115, which permits the measurement of many financial instruments and certain other items at fair value. SFAS 159 is effective for the Company beginning January 1, 2008. We are currently evaluating the impact, if any, that the adoption of SFAS 159 will have on our financial statements.

Critical Accounting Policies
Our significant accounting policies are described in note 3 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006. A discussion of critical accounting policies is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2006. There were no significant changes in our critical accounting policies during the three months ended March 31, 2007.
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
Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to: adverse changes in applicable laws or regulations; downward fee pressures and increased industry competition; risks inherent to the investment management business; the loss of revenues due to contract terminations and redemptions; our ownership structure; general declines in the prices of securities; catastrophic or unpredictable events; the loss of key executives; the unavailability of third-party retail distribution channels; increased costs of distribution; failure to recruit and retain qualified personnel; a loss of assets, and thus revenues; fluctuation in the level of our expenses; poor performance of our largest funds; damage to our reputation; the extent and timing of any share repurchases; and our holding company structure. Further, the value and composition of our assets under management are, and will continue to be, influenced by a variety of factors including, among other things: purchases and redemptions of shares of the open-end funds and other investment products; fluctuations in the financial markets around the world that result in appreciation or depreciation of assets under management; our introduction of new investment strategies and products; our ability to educate our clients about our investment philosophy and provide them with best-in-class service; the relative investment performance of our investment products as compared to competing offerings and market indices; competitive conditions in the mutual fund, asset management and broader financial services sectors; investor sentiment and confidence; and our decision to open or close products and strategies when deemed to be in the best interests of our clients. Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006 discusses some of these and other important factors in detail under the caption “Risk Factors.”
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
An analysis of our market risk was included in our Annual Report on Form 10-K for the year ended December 31, 2006. There were no material changes to the Company’s market risk during the three months ended March 31, 2007.

Item 4. Controls and Procedures
Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2007, and has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On October 19, 2006, the Board of Directors authorized the company to purchase up to 2.0 million shares of Class A common stock. No shares have been purchased under this program as of March 31, 2007.
Item 6. Exhibits

3(i)	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2004).

3(ii)	Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2005).

3(iii)	Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2007).

3(iv)	Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2007).

4.1	Stockholders’ Agreement among John P. Calamos, Sr., Nick P. Calamos and John P. Calamos, Jr., certain trusts controlled by them, Calamos Family Partners, Inc. and the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 3, 2004).

4.2	Registration Rights Agreement between Calamos Family Partners, Inc., John P. Calamos, Sr. and the Registrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 3, 2004).

10.1	Employment Agreement between the Registrant and Philip E. Moriarty, II.

31.1	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

31.2	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALAMOS ASSET MANAGEMENT, INC.
(Registrant)

Date: May 10, 2007	By:	/s/ Patrick H. Dudasik

Patrick H. Dudasik
Executive Vice President, Chief Operating Officer,
Chief Financial Officer and Treasurer