Form 10-Q
period 2007-06-30
Calamos Asset Management, Inc. /DE/
filed 2007-08-09
CIK 1299033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: June 30, 2007
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
Large accelerated filer ☐           Accelerated filer ☑           Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
At July 25, 2007, the company had 22,536,282 shares of Class A common stock and 100 shares of Class B common stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits
SIGNATURES
Management Services and Resources Agreement
Amendment No.1 to Employment Agreement with Nick P. Calamos
Amendment No.1 to Employment Agreement with Patrick H. Dudasik
Amendment No.1 to Employment Agreement with James S. Hamman, Jr.
Certification
Certification
Section 906 Certification
Section 906 Certification

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share data)

	June 30,	December 31,
	2007	2006
	(unaudited)
ASSETS:
Current assets
Cash and cash equivalents	$147,604	$328,841
Receivables:
Affiliates and affiliated funds	24,912	26,569
Customers	9,132	10,218
Investment securities	312,654	143,112
Partnership securities	138,218	86,409
Prepaid expenses	2,658	2,383
Deferred tax assets, net	6,212	7,375
Other assets	4,164	67

Total current assets	645,554	604,974

Non-current assets
Deferred tax assets, net	88,477	91,865
Deferred sales commissions	40,207	49,891
Property and equipment, net of accumulated depreciation ($17,113 at 6/30/07 and $13,233 at 12/31/06)	44,731	43,615
Other non-current assets	1,418	1,443

Total non-current assets	174,833	186,814

Total assets	820,387	791,788

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities
Accounts payable:
Brokers	20,881	20,969
Affiliates and affiliated funds	443	264
Accrued compensation and benefits	12,654	22,722
Accrued expenses and other current liabilities	33,923	6,890

Total current liabilities	67,901	50,845

Long-term liabilities
Long-term debt	150,000	150,000
Other long-term liabilities	8,332	8,003

Total long-term liabilities	158,332	158,003

Total liabilities	226,233	208,848

Minority interest in partnership investments	50,549	48,850
Minority interest in Calamos Holdings LLC	341,070	319,513

Stockholders’ equity:
Class A Common Stock, $0.01 par value. Authorized 600,000,000 shares; 23,324,082 shares issued and 22,536,282 shares outstanding at 6/30/07; 23,161,898 shares issued and outstanding at 12/31/06	233	232
Class B Common Stock, $0.01 par value. Authorized 1,000 shares; issued and outstanding 100 shares	0	0
Additional paid-in capital	156,292	157,724
Retained earnings	58,457	52,261
Accumulated other comprehensive income	6,393	4,360
Treasury stock, at cost; 787,800 shares	(18,840)	—

Total stockholders’ equity	202,535	214,577

Total liabilities, minority interest and stockholders’ equity	$820,387	$791,788

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Six Months Ended June 30, 2007 and 2006
(in thousands, except share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Investment management fees	$78,313	$84,328	$156,788	$165,807
Distribution and underwriting fees	35,560	38,997	71,741	77,137
Other	894	1,028	1,938	2,027

Total revenues	114,767	124,353	230,467	244,971

Expenses:
Employee compensation and benefits	22,512	18,287	43,278	37,293
Distribution and underwriting expense	25,196	25,864	50,223	50,829
Amortization of deferred sales commissions	7,278	8,123	15,156	15,863
Marketing and sales promotion	29,731	4,487	33,213	7,710
General and administrative	9,118	7,645	17,510	14,704

Total operating expenses	93,835	64,406	159,380	126,399

Operating income	20,932	59,947	71,087	118,572

Other income (expense):
Net interest income (expense)	1,495	820	3,489	1,182
Investment and other income	7,378	(7,927)	7,770	4,004
Minority interest in partnership investments	(3,020)	5,171	(2,269)	(1,091)

Total other income (expense), net	5,853	(1,936)	8,990	4,095

Income before minority interest in Calamos Holdings LLC and income taxes	26,785	58,011	80,077	122,667
Minority interest in Calamos Holdings LLC	20,367	44,486	61,075	94,109

Income before income taxes	6,418	13,525	19,002	28,558
Income taxes	2,613	5,424	7,663	11,452

Net income	$3,805	$8,101	$11,339	$17,106

Earnings per share
Basic	$0.17	$0.35	$0.49	$0.74

Diluted	$0.16	$0.34	$0.48	$0.73

Weighted average shares outstanding
Basic	22,846,901	23,161,998	23,084,223	23,161,998

Diluted	100,289,411	100,845,107	100,525,789	100,823,214

Cash dividends per share	$0.11	$0.09	$0.22	$0.18

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2007
(in thousands)
(unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income	Stock	Total
Balance at December 31, 2006	$232	$157,724	$52,261	$4,360	$—	$214,577

Net income	—	—	11,339	—	—	11,339
Changes in unrealized gains on available-for-sale securities, net of minority interest and income taxes	—	—	—	2,233	—	2,233

Total comprehensive income						13,572

Issuance of common stock (162,184 Class A common shares)	1	(1)	—	—	—	—
Purchase of common stock (787,800 Class A common shares)	—	—	—	—	(18,840)	(18,840)
Cumulative impact of changes in ownership of Calamos Holdings LLC	—	(2,231)	7	(200)	—	(2,424)
Compensation expense recognized under stock incentive plans, net of minority interest	—	800	—	—	—	800
Dividend equivalent accrued under stock incentive plans, net of minority interest	—	—	(72)	—	—	(72)
Dividends declared	—	—	(5,078)	—	—	(5,078)

Balance at June 30, 2007	$233	$156,292	$58,457	$6,393	$(18,840)	$202,535

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2007 and 2006
(in thousands)
(unaudited)

	2007	2006
Cash and cash equivalents at beginning of year	$328,841	$210,469

Cash flows from operating activities:
Net income	11,339	17,106
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest in partnership investments	2,269	1,091
Minority interest in Calamos Holdings LLC	61,075	94,109
Amortization of deferred sales commissions	15,156	15,863
Other depreciation and amortization	4,024	3,424
Unrealized depreciation (appreciation) on CFS securities and partnership securities	(5,305)	(1,965)
Deferred taxes	3,290	4,556
Stock-based compensation	3,478	3,107
Employee taxes paid on vesting under stock incentive plans	(1,853)	(2,255)
(Increase) decrease in assets:
Accounts receivable:
Affiliates and affiliated mutual funds	1,600	(898)
Customers	1,086	(911)
Deferred sales commissions	(5,472)	(17,278)
Other assets	(4,875)	(765)
Increase (decrease) in liabilities:
Accounts payable	91	2,241
Accrued compensation and benefits and deferred compensation	(10,068)	(6,566)
Other liabilities and accrued expenses	27,650	(4,254)

Net cash provided by operating activities	103,485	106,605

Cash flows used in investing activities:
Net additions to property and equipment	(4,997)	(5,812)
Net purchases of investment securities	(153,102)	(728)
Net changes in partnership securities	(47,375)	(838)

Net cash used in investing activities	(205,474)	(7,378)

Cash flows used in financing activities:
Deferred tax benefit on vesting under stock incentive plans	(209)	(289)
Purchase of common stock	(18,840)	—
Cash distributions paid to minority shareholders	(55,121)	(50,577)
Cash dividends paid to common shareholders	(5,078)	(4,169)

Net cash used in financing activities	(79,248)	(55,035)

Net increase (decrease) in cash	(181,237)	44,192

Cash and cash equivalents at end of period	$147,604	$254,661

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
(2) Basis of Presentation
The consolidated financial statements as of June 30, 2007 and for the three and six months ended June 30, 2007 and 2006 have not been audited by the Company’s independent registered public accounting firm. In the opinion of management, these statements contain all adjustments, including those of a normal recurring nature, necessary for fair presentation of the financial condition and results of operations. The results for the interim periods ended June 30 are not necessarily indicative of the results to be obtained for a full fiscal year. Certain amounts for the prior year have been reclassified to conform to the current year’s presentation.
Calamos Family Partners, Inc.’s (CFP) and John P. Calamos, Sr.’s combined 77.4% and 76.9% interest in Holdings at June 30, 2007 and 2006, respectively, is represented as minority interest in the Company’s financial statements. Income before minority interest in Calamos Holdings LLC and income taxes, which was $26.8 million and $80.1 million for the three and six months ended June 30, 2007, respectively, included approximately $289,900 and $543,400 of investment income earned during the same periods on cash and cash equivalents held solely by CAM. This portion of CAM’s investment income is not reduced by any minority interests.
During the first quarter of 2007, Calamos Market Neutral Opportunities Fund LP was established as a private investment partnership that is primarily comprised of highly liquid marketable securities. Calamos Partners LLC, a subsidiary of Holdings, is the general partner. As of June 30, 2007, the Company had a net interest of $51.3 million (99.0%) in this partnership. Additionally, as of June 30, 2007 and December 31, 2006, the Company had a net interest of $36.4 million (42.1%) and $33.9 million (41.0%) in Calamos Equity Opportunities Fund LP, respectively.
Because substantially all the activities of these partnerships (collectively, the Partnerships) are conducted on behalf of the Company and its related parties, the Company consolidates the financial results of the Partnerships into its results. The assets and liabilities of the Partnerships are presented as partnership securities in the consolidated statements of financial condition, and the total income of the Partnerships is presented as investment and other income in the consolidated statements of operations. The combined minority interests are presented as minority interest in partnership investments in the respective financial statements. The Company carries these investments at fair value.
Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from these estimates.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(3) Partnership Securities
Partnership securities, as presented below, represent the net assets of the Partnerships, and while these items are presented on a net basis in the Company’s financial statements, they are presented as assets and liabilities on the underlying financial statements of the Partnerships.

	June 30,	December 31,
(in thousands)	2007	2006
Calamos Equity Opportunities Fund LP:
Securities owned	$112,737	$110,956
Securities sold but not yet purchased	(25,789)	(24,104)
Accrued expenses and other current liabilities	(566)	(4,190)
Other current assets	22	71

Calamos Equity Opportunities Fund LP securities, net	86,404	82,733

Calamos Market Neutral Opportunities Fund LP:
Securities owned	73,519	—
Securities sold but not yet purchased	(20,672)	—
Accrued expenses and other current liabilities	(1,364)	—
Other current assets	331	—

Calamos Market Neutral Opportunities Fund LP securities, net	51,814	—

Investment in Calamos Multi-Strategy, L.P.	—	3,676

Partnership securities	$138,218	$86,409

During the first quarter of 2007, the Company liquidated its investment in Calamos Multi-Strategy, L.P.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(4) Earnings Per Share
The following table reflects the calculation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2007	2006	2007	2006
Earnings per share – basic
Earnings available to common shareholders	$3,805	$8,101	$11,339	$17,106
Weighted average shares outstanding	22,847	23,162	23,084	23,162

Earnings per share – basic	$0.17	$0.35	$0.49	$0.74

Earnings per share – diluted
Income before minority interest in Calamos
Holdings LLC and income taxes	$26,785	$58,011	$80,077	$122,667
Less: Impact of income taxes	10,906	23,262	32,295	49,189

Earnings available to common shareholders	$15,879	$34,749	$47,782	$73,478

Weighted average shares outstanding	22,847	23,162	23,084	23,162
Conversion of membership units for common stock	77,000	77,000	77,000	77,000
Dilutive impact of restricted stock units	387	539	376	514
Dilutive impact of stock options	55	144	66	147

Weighted average diluted shares outstanding	100,289	100,845	100,526	100,823

Earnings per share – diluted	$0.16	$0.34	$0.48	$0.73

Diluted shares outstanding for the three and six months ended June 30, 2007 and 2006 are calculated (a) assuming CFP and John P. Calamos, Sr. exchanged all of their membership units in Holdings for shares of the Company’s Class A common stock on a one-for-one basis and (b) including the effect of outstanding restricted stock unit and stock option awards. An effective tax rate of 40.7% and 40.3% was applied to income before minority interest in Calamos Holdings LLC and income taxes in calculating diluted earnings available to common shareholders for the three and six months ended June 30, 2007, respectively. An effective tax rate of 40.1% was applied to income before minority interest in Calamos Holdings LLC and income taxes in calculating diluted earnings available to common shareholders for the periods ended June 30, 2006.
The Company uses the treasury stock method to reflect the dilutive effect of unvested restricted stock units (RSUs) and unexercised stock options on diluted earnings per share. Under the treasury stock method, if the average market price of common stock increases above the option’s exercise price, the proceeds that would be assumed to be realized from the exercise of the option would be assumed to be used to acquire outstanding shares of common stock. However, pursuant to the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standard (SFAS) No. 123(R), Share-Based Payment (SFAS 123(R)), the awards may be anti-dilutive even when the market price of the underlying stock exceeds the related exercise price. This result is possible because compensation cost, attributed to future services, not yet recognized is included as a component of the assumed proceeds upon exercise. As such, the dilutive effect of such options and RSUs would result in the addition of a net number of shares to the weighted average number of shares used in the calculation of diluted earnings per share. For the three and six months ended June 30, 2007, stock options for 1,434,011 shares and RSUs for 381,570 shares were excluded from the computation of diluted earnings per share, as they were anti-dilutive. For the three and six months ended June 30, 2006, stock options for 663,328 shares were excluded from the computation of diluted earnings per share, as they were anti-dilutive. No RSUs were anti-dilutive during the three and six months ended June 30, 2006.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(5) Incentive Compensation Plan
Certain employees of the Company participate in an incentive compensation plan, which includes stock options and RSUs. The Company may use treasury shares, issue new shares or purchase shares of CAM’s Class A common stock as part of its share repurchase program upon the exercise of stock options and upon conversion of RSUs. The Company’s Annual Report on Form 10-K for the year ended December 31, 2006 provides details of this plan and its provisions.
For the six months ended June 30, 2007, the Company granted 769,407 shares of stock options and 256,469 shares of RSUs. There were forfeitures of 17,812 shares of stock options and 17,557 shares of RSUs during the six months ended June 30, 2007. The weighted average fair value of stock options at the date of grant for the six months ended June 30, 2007 was $10.70, which was estimated on the date of grant using the Black-Scholes option-pricing model. The assumptions used were a dividend yield of 1.67%, expected volatility of 35%, a risk-free interest rate of 4.7% and an expected life of 7.5 years.
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
Expense recorded in connection with the RSUs and stock options was $3.5 million during the six months ended June 30, 2007 of which $788,000, net of minority interest, was credited as additional paid-in capital. Expense recorded in connection with the RSUs and stock options was $3.1 million during the six months ended June 30, 2006 of which $718,000, net of minority interest, was credited as additional paid-in capital. The amount of deferred tax asset created was $315,000 and $287,000 during the six months ended June 30, 2007 and 2006, respectively, as the Company receives tax benefits based upon the portion of Holdings’ income that it recognizes. At June 30, 2007, approximately $26.9 million of total unrecognized compensation expense related to nonvested stock option and RSU awards is expected to be recognized over a weighted-average period of 4.3 years.
(6) Income Taxes
Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. At June 30, 2007, the Company had no unrecognized tax benefits and it does not anticipate any unrecognized tax benefits arising in the next 12 months that would result in a material change to its financial position. As such, the Company recognized no liability for unrecognized tax benefits in connection with the adoption of FIN 48. A reconciliation is not provided, as the beginning and ending amounts of unrecognized benefits are zero with no interim additions, reductions or settlements.
While the Company does not have any accrued interest or penalties related to uncertain tax positions at June 30, 2007, any future interest or penalties will be recognized in income tax expense when determined.
The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2004. The Internal Revenue Service (IRS) commenced its examination of the Company’s U.S. income tax return for 2004 in the first quarter of 2007. The IRS has not proposed any adjustments to the Company’s tax return as filed.
(7) Common Stock Repurchase
In October 2006, the Board of Directors authorized the Company to purchase up to 2 million shares of Class A common stock. During the second quarter of 2007, the Company repurchased 787,800 shares at an aggregated cost of $18.8 million. At June 30, 2007, approximately 1.2 million additional shares remain available for repurchase under this program.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(8) Minority Interest in Calamos Holdings LLC
Minority interest in Calamos Holdings LLC represents CFP’s and John P. Calamos, Sr.’s combined ownership interest of 77.4% in Holdings at June 30, 2007, and is derived by multiplying the historical equity of Holdings by their aggregate ownership percentage for the periods presented. Issuances and repurchases of CAM’s common stock result in changes to CAM’s ownership percentage and to the minority interests’ ownership percentage of Holdings. The Company’s corresponding changes to stockholders’ equity are reflected in the statements of changes in stockholders’ equity. Income, which is reflected in retained earnings, is allocated to minority interests based on the average ownership interest during the period in which the income is earned.
A rollforward of minority interest for the six months ended June 30, 2007 is presented below:

(in thousands)
Minority interest at December 31, 2006	$319,513
Issuance of common stock under stock incentive plans	(520)
Purchase of common stock	2,723
Income allocated to minority interests	61,075
Compensation expense recognized under stock incentive plans	2,677
Shares withheld for taxes paid on vesting under stock incentive plans	(1,422)
Changes in unrealized gains on available-for-sale securities	12,379
Dividend equivalent accrued under stock incentive plans	(234)
Dividends declared	(55,121)

Minority interest at June 30, 2007	$341,070

The table below represents CAM’s unconsolidated statement of financial condition as of June 30, 2007 and December 31, 2006. Upon consolidation, CAM’s investment in subsidiaries is eliminated in its entirety. The remaining net assets after giving effect to this elimination, as well as the interest earned from the cash and cash equivalents, are not subject to any reduction for minority interest.

	June 30,	December 31,
(in thousands)	2007	2006
Cash and equivalents	$23,654	$18,796
Current deferred tax assets, net	6,212	7,375
Other current assets	3,146	432

Total current assets	33,012	26,603

Non-current deferred tax assets, net	88,478	91,865
Investment in subsidiaries	418,399	435,208

Total non-current assets	506,877	527,073

Total assets	539,889	553,676

Total current liabilities	52	—

Total stockholders’ equity	539,837	553,676

Total liabilities, minority interest and stockholders’ equity	$539,889	$553,676

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(9) Recently Issued Accounting Pronouncements
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
In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115, which permits the option to measure certain financial instruments and other items at fair value. SFAS 159 is effective for the Company beginning January 1, 2008. The Company is currently analyzing the option of adopting SFAS 159 and the impact, if any, that it would have on its financial statements.
(10) Subsequent Event
In July 2007, Holdings completed a private debt offering of $375 million aggregate principal amount of senior unsecured notes, consisting of $197 million of 6.33% notes due July 15, 2014, $85 million of 6.52% notes due July 15, 2017 and $93 million of 6.67% notes due July 15, 2019. The aggregate average interest rate on the notes is 6.49% over the life of the notes. Under the note purchase agreement governing the terms of these notes, Holdings must maintain certain consolidated net worth, leverage and interest coverage ratios. The note purchase agreement also contains other covenants that, among other things, restrict the ability of Holdings’ subsidiaries to incur debt and restrict the ability of Holdings or its subsidiaries to create liens and to merge or consolidate, or sell or convey all or substantially all of Holdings’ assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
We provide investment advisory services to institutions and individuals, managing $43.8 billion in client assets at June 30, 2007. Our operating results fluctuate primarily due to changes in the total value and composition of our assets under management. The value and composition of our assets under management are, and will continue to be, influenced by a variety of factors, including purchases and redemptions of shares of mutual funds and separate accounts that we manage, fluctuations in the financial markets around the world that result in appreciation or depreciation of assets under management and our introduction of new investment strategies and products.
The value and composition of our assets under management and our ability to continue to attract clients depend on a variety of factors, including the education of our clients about our investment philosophy, the delivery of best-in-class service, the relative investment performance of our investment products as compared to competing offerings and market indices, the competitive conditions in the mutual fund, asset management and broader financial services sectors, investor sentiment and confidence, and our decision to open or close products and strategies when deemed to be in the best interests of our clients.
We market our investment strategies to our clients through a variety of products designed to suit their investment needs. We currently offer five types of mutual fund and separate account investment products. The following table details our assets under management at June 30, 2007 and 2006.

	June 30,
(in millions)	2007	2006
Mutual Funds
Open-end funds	$25,996	$28,087
Closed-end funds	7,290	6,130

Total mutual funds	33,286	34,217

Separate Accounts
Institutional accounts	4,710	5,460
Managed accounts	5,677	6,038
Alternative investments	138	97

Total separate accounts	10,525	11,595

Total assets under management	$43,811	$45,812

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
Our largest operating expenses are typically related to the distribution of mutual funds, including Rule 12b-1 payments and the amortization of deferred sales commissions for open-end mutual funds, as well as to employee compensation and benefits expense, which includes salaries, incentive compensation and related benefits costs. Operating expenses may fluctuate due to a number of factors, including changes in distribution expense as a result of fluctuations in mutual fund sales and market appreciation or depreciation, variations in staffing and compensation, marketing-related expenses that include supplemental distribution payments, and depreciation and amortization relating to capital expenditures incurred to maintain and enhance our administrative and operating services infrastructure.

Operating Results
Second Quarter and Six Months Ended June 30, 2007 Compared to Second Quarter and Six Months Ended June 30, 2006
Assets Under Management
Assets under management decreased by $2.0 billion, or 4%, to $43.8 billion at June 30, 2007 from $45.8 billion at June 30, 2006. At June 30, 2007, our assets under management consisted of 76% mutual funds and 24% separate accounts, as compared to 75% mutual funds and 25% separate accounts at June 30, 2006.

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
($ in millions)	2007	2006	Amount	Percent	2007	2006	Amount	Percent
Mutual Funds
Beginning assets under management	$32,086	$35,392	$(3,306)	9%	$33,704	$32,244	$1,460	5%
Net purchases (redemptions)	(766)	654	(1,420)	*	(2,718)	2,047	(4,765)	*
Market appreciation (depreciation)	1,966	(1,829)	3,795	*	2,300	(74)	2,374	*

Ending assets under management	33,286	34,217	(931)	3	33,286	34,217	(931)	3

Average assets under management	32,979	34,948	(1,969)	6	32,995	34,603	(1,608)	5

Separate Accounts
Beginning assets under management	10,464	12,209	(1,745)	14	11,021	11,561	(540)	5
Net purchases (redemptions)	(540)	(124)	(416)	*	(1,219)	(71)	(1,148)	*
Market appreciation (depreciation)	601	(490)	1,091	*	723	105	618	*

Ending assets under management	10,525	11,595	(1,070)	9	10,525	11,595	(1,070)	9

Average assets under management	10,565	11,985	(1,420)	12	10,696	11,968	(1,272)	11

Total Assets Under Management
Beginning assets under management	42,550	47,601	(5,051)	11	44,725	43,805	920	2
Net purchases (redemptions)	(1,306)	530	(1,836)	*	(3,937)	1,976	(5,913)	*
Market appreciation (depreciation)	2,567	(2,319)	4,886	*	3,023	31	2,992	*

Ending assets under management	43,811	45,812	(2,001)	4	43,811	45,812	(2,001)	4

Average assets under management	$43,544	$46,933	$(3,389)	7%	$43,692	$46,571	$(2,879)	6%

*	Not meaningful.
Mutual funds had net redemptions of $766 million during the second quarter of 2007, a decrease of $1.4 billion from $654 million of net purchases in the prior-year quarter. Mutual funds had net redemptions of $2.7 billion during the six months ended June 30, 2007, a decrease of $4.8 billion from $2.1 billion of net purchases in the same period of the prior year. These decreases were primarily due to lower purchases and higher redemptions of our Growth Fund and our Growth and Income Fund, each of which comprise a significant percentage of our total assets under management. We believe that the decreases in net flows are attributable to the short-term underperformance of our Growth Fund and our Growth and Income Fund during 2006. However, during the second quarter of 2007, we continued to experience net purchases in a number of our mutual funds, primarily our Market Neutral Income Fund, Global Growth and Income Fund and International Growth Fund, as well as our Calamos Global Dynamic Fund (CHW), which had an initial public offering of $840 million during the second quarter. Also during the second quarter, we seeded aggregate investments of $80 million in our Calamos Total Return Bond Fund and Calamos Government Money Market Fund.
Separate accounts had net redemptions of $540 million and $1.2 billion during the second quarter and year-to-date periods ended June 30, 2007, respectively, primarily due to separate account outflows in our equity and convertible strategies. The decreases in net flows were principally due to outflows in our growth strategy, driven by short-term underperformance. Our convertible strategies remain closed to new investors.
Results of Operations
Overview
Results of operations for the three and six months ended June 30, 2007 were significantly impacted by two one-time marketing and sales promotion expenses that management believes will benefit our longer-term financial performance. First, we incurred a one-time expense of $19.5 million, or 12 cents per diluted share, by terminating our remaining two additional compensation agreements that required us to make recurring payments of approximately $2.6 million annually based on the assets of Calamos Convertible Opportunities and Income Fund and Calamos Strategic Total Return Fund. Terminating these agreements is expected to have a positive annualized after-tax impact of approximately 1.5 cents per diluted share. Second, we incurred a $6.9 million, or 4 cents per diluted share, one-time structuring fee related to CHW.
Management considers results adjusted for these one-time expenses, as presented below, to provide a better indication of the company’s operations. These adjusted items are considered “non-GAAP financial measures” as defined by Regulation S-K of the Securities and Exchange Commission. In evaluating operating performance, management considers operating expense, operating income and net income, each calculated in accordance with accounting principles generally accepted in the United States (GAAP), and each item on an as-adjusted basis, which constitute non-GAAP financial measures. Items presented on an as-adjusted basis exclude the impact of terminating the two closed-end fund additional compensation agreements and the CHW closed-end fund structuring fees. As these one-time items are not expected to impact future periods, management believes that excluding these items better enables it to evaluate the company’s operating performance relative to the prior periods. Management considers these non-GAAP financial measures when evaluating the performance of the company and believes the presentation of these amounts provides the reader with information necessary to analyze the company’s operations for the periods compared. Reconciliation of these measurements to the most directly comparable GAAP financial measures for the three and six months ended June 30, 2007 and 2006 are provided in the table below and should be carefully evaluated by the reader:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2007	2006	2007	2006

Operating expenses	$93,835	$64,406	$159,380	$126,399

Termination of closed-end fund compensation agreements	19,500	—	19,500	—
Closed-end fund structuring fees	6,904	—	6,904	—

Operating expenses, as adjusted	$67,431	$64,406	$132,976	$126,399

Operating income	$20,932	$59,947	$71,087	$118,572

Termination of closed-end fund compensation agreements	19,500	—	19,500	—
Closed-end fund structuring fees	6,904	—	6,904	—

Operating income, as adjusted	$47,336	$59,947	$97,491	$118,572

Net income	$3,805	$8,101	$11,339	$17,106

Termination of closed-end fund compensation agreements	2,634	—	2,634	—
Closed-end fund structuring fees	933	—	933	—

Net income, as adjusted	$7,372	$8,101	$14,906	$17,106

Operating Income
Operating income was $20.9 million and $71.1 million for the three and six months ended June 30, 2007, respectively, compared to $59.9 million and $118.6 million for the prior-year periods.
Operating income, as adjusted for the one-time marketing and sales promotion expense was $47.3 million and $97.5 million for the second quarter and first half of 2007, respectively, compared to $59.9 million and $118.6 million for the year-earlier periods.
Revenues
Total revenues decreased by $9.6 million, or 8%, to $114.8 million for the three months ended June 30, 2007 from $124.4 million for the prior year. For the six months ended June 30, 2007, total revenues decreased by $14.5 million, or 6%, to $230.5 million from $245.0 million for the prior year. These decreases were primarily due to lower investment management fees and distribution and underwriting fees.

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
($ in thousands)	2007	2006	Amount	Percent	2007	2006	Amount	Percent
Investment management fees	$78,313	$84,328	$(6,015)	7%	$156,788	$165,807	$(9,019)	5%
Distribution and underwriting fees	35,560	38,997	(3,437)	9	71,741	77,137	(5,396)	7
Other	894	1,028	(134)	13	1,938	2,027	(89)	4

Total revenues	$114,767	$124,353	$(9,586)	8%	$230,467	$244,971	$(14,504)	6%

Investment management fees decreased for the three and six months ended June 30, 2007 primarily due to decreases in average assets under management of $3.4 billion and $2.9 billion for the second quarter and first half of 2007, respectively. The decline in investment management fees was due primarily to a decrease in open-end fund investment management fees, which were $49.9 million and $100.1 million for the three and six months ended June 30, 2007, respectively, compared to $54.8 million and $107.6 million for the prior-year periods, as a result of a $2.4 billion and $1.9 billion decrease in open-end fund average assets under management for the same periods of the prior year. Conversely, closed-end fund investment management fees increased to $13.9 million and $27.3 million for the three and six months ended June 30, 2007, respectively, from $13.0 million and $25.8 million for the prior-year periods as a result of an increase in closed-end fund average assets under management of $402 million and $337 million for the second quarter and first half of 2007 when compared to prior-year periods. Beginning in July 2007 and over the next five years, we expect our closed-end fund investment management fee revenue to increase as the fee waivers on our Convertible Opportunities and Income Fund and our Convertible and High Income Fund expire. Investment management fees from separate accounts decreased to $14.5 million and $29.4 million for the three and six months ended June 30, 2007, respectively, from $16.6 million and $32.4 million for the prior-year periods as a result of a decrease in separate accounts average assets under management of $1.4 billion and $1.3 billion when compared to the year-earlier periods. Investment management fees as a percentage of average assets under management were 0.72% for the three and six months ended June 30, 2007 and 2006.
Distribution and underwriting fees decreased by $3.4 million and $5.4 million for the three and six months ended June 30, 2007, respectively, compared to the second quarter and first half of 2006, due to a $2.4 billion and $1.9 billion decrease in open-end fund average assets under management when compared to the year-earlier periods, and to a decrease in underwriter commissions that resulted from lower Class A share sales.
Operating Expenses
Operating expenses increased to $93.8 million and $159.4 million for the three and six months ended June 30, 2007, respectively, from $64.4 million and $126.4 million for the same periods in the prior year. These increases were primarily due to two significant one-time marketing and sales promotion charges, as well as higher employee compensation and benefits and general and administrative expenses.
Operating expenses, as adjusted for one-time marketing and sales promotion expenses increased to $67.4 million and $133.0 million for the second quarter and first half of 2007, respectively, from $64.4 million and $126.4 million for the prior-year periods.

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
($ in thousands)	2007	2006	Amount	Percent	2007	2006	Amount	Percent
Employee compensation and benefits	$22,512	$18,287	$4,225	23%	$43,278	$37,293	$5,985	16%
Distribution and underwriting expense	25,196	25,864	(668)	3	50,223	50,829	(606)	1
Amortization of deferred sales commissions	7,278	8,123	(845)	10	15,156	15,863	(707)	4
Marketing and sales promotion	29,731	4,487	25,244	563	33,213	7,710	25,503	331
General and administrative	9,118	7,645	1,473	19	17,510	14,704	2,806	19

Total operating expenses	$93,835	$64,406	$29,429	46%	$159,380	$126,399	$32,981	26%

Employee compensation and benefits expense increased by $4.2 million and $6.0 million for the three and six months ended June 30, 2007, respectively, when compared to the prior-year periods. This increase largely reflects the impact of staff additions to support the following initiatives: expand our wealth management and institutional sales; diversify our product offering by adding complementary fixed income and cash management strategies; and strengthen our information technology infrastructure.
Distribution and underwriting expense decreased $0.7 million and $0.6 million for the three and six months ended June 30, 2007 when compared to the prior-year periods. These expenses decreased by $1.5 million for the second quarter of 2007 when compared to the prior-year period due to decreases in average open-end fund assets under management, partially offset by increases of $0.9 million due to the growth in the Class C share assets older than one year. These expenses decreased by $2.0 million for the first half of 2007 when compared to the prior-year period due to decreases in average open-end fund assets under management, partially offset by increases of $1.6 million due to the growth in the Class C share assets older than one year. Although the Rule 12b-1 fee rates we paid to broker-dealers and other intermediaries in the three and six months ended June 30, 2007 did not change from the rates paid in the prior year, we expect distribution expense to vary with the change in open-end mutual funds assets under management and with the age of the Class C share assets.

Marketing and sales promotion expense increased by $25.2 million and $25.5 million for the three and six months ended June 30, 2007, respectively, primarily due to two one-time expenses totaling $26.4 million that we believe will have a positive impact on our future performance. Conversely, supplemental distribution payments to third party selling agents decreased by $1.2 million and $0.9 million when compared to the same periods of the prior year primarily due to lower assets under management and lower sales. During the second quarter of 2007, we incurred a one-time expense of $19.5 million by terminating our remaining two agreements that required annual payments based on the assets of two closed-end funds. Also during the second quarter of 2007, we incurred a one-time $6.9 million structuring fee in connection with the CHW initial public offering.
General and administrative expense increased by $1.5 million and $2.8 million for the three and six months ended June 30, 2007, respectively, of which $0.4 million and $0.9 million, respectively, was attributable to occupancy, depreciation and business services related to supporting additional staff. Further, increases of $0.4 million and $0.8 million for the same periods, respectively, were attributable to professional services, including our decision to outsource certain facility-related functions, which were historically reflected in employee compensation and benefits expense. Also, travel and entertainment expenses increased $0.4 million and $0.5 million for the same periods, respectively, principally related to increased sales efforts of CHW.
Other Income (Expense), Net
Other income (expense), net was a net income of $5.9 million for the three months ended June 30, 2007 as compared to a net expense of $1.9 million for the three months ended June 30, 2006. Other income (expense), net was a net income of $9.0 million for the six months ended June 30, 2007 as compared to a net income of $4.1 million for the six months ended June 30, 2006.

	Three Months Ended June 30,			Six Months Ended June 30,
($ in thousands)	2007	2006	Change	2007	2006	Change
Net interest income (expense)	$1,495	$820	$675	$3,489	$1,182	$2,307
Investment and other income	7,378	(7,927)	15,305	7,770	4,004	3,766
Minority interest in partnership investments	(3,020)	5,171	(8,191)	(2,269)	(1,091)	(1,178)

Total other income (expense), net	$5,853	$(1,936)	$7,789	$8,990	$4,095	$4,895

The changes in net interest income (expense) of $0.7 million and $2.3 million for the three and six months ended June 30, 2007, respectively, were solely due to increases in interest income on cash and cash equivalents as interest expense remained constant at $2.0 million and $4.1 million for the three and six months ended June 30, 2007 and 2006.
Investment and other income increased by $15.3 million and $3.8 million for the second quarter and first half of 2007, respectively, primarily due to favorable changes of $15.7 million and $3.7 million in the market value of the consolidated partnership securities and the Calamos Financial Services securities that we own. The $8.2 million and $1.2 million changes in minority interest in partnership investments represent the corresponding minority interests portion of the changes in market value from our consolidated partnerships.
Further, the unrealized gains and losses on a significant portion of our investment securities are not recorded as changes in net income; rather, these unrealized gains and losses are recognized as changes to accumulated other comprehensive income, a component of stockholders’ equity. These unrealized gains and losses are only recognized in our consolidated statements of operations when they are realized, which occurs upon the sale of the securities and upon the receipt of capital gains distributions, which typically occur during the fourth quarter of the calendar year. For the three and six months ended June 30, 2007, net unrealized gains generated by our investment securities were $12.7 million and $16.1 million, respectively, of which $1.8 million and $2.2 million, net of minority interest and taxes, respectively, were recognized as increases to accumulated other comprehensive income. For the second quarter of 2006, net unrealized losses generated by our investment securities were $6.1 million, of which $0.8 million, net of minority interest and taxes, was recognized as a decrease to accumulated other comprehensive income. For the first half of 2006, net unrealized gains generated by our investment securities were $2.1 million, of which $0.3 million, net of minority interest and taxes, was recognized as an increase to accumulated other comprehensive income.

Income Taxes
Income taxes as a percentage of income before income taxes was 40.7% and 40.3% for the three and six months ended June 30, 2007, compared to 40.1% for the three and six months ended June 30, 2006. The increased effective tax rates for the 2007 periods were primarily a result of lower pretax income which caused the permanent non-deductible expenses for income tax purposes per the Internal Revenue Code to be a greater percentage of pretax income.
Net Income
Net income was $3.8 million and $11.3 million for the three and six months ended June 30, 2007, respectively, compared to $8.1 million and $17.1 million for the prior-year periods.
Net income, as adjusted for the one-time marketing and sales promotion expenses, was $7.4 million and $14.9 million for the second quarter and first half of 2007, respectively, compared to $8.1 million and $17.1 million for the year-earlier periods.
Liquidity and Capital Resources
Our current financial condition is highly liquid, with the majority of our assets representing our corporate investment portfolio, which is comprised of cash and cash equivalents, investment securities and partnership securities. We anticipate utilizing our cash and cash equivalent balances to develop and invest in our products as opportunities arise, to invest in property and equipment for our facility, to support our operations and to acquire shares under our share repurchase program. Investment securities are principally comprised of company-sponsored mutual funds. In addition, the underlying partnership securities are typically comprised of highly liquid exchange-traded securities. Our working capital requirements historically have been met through cash generated by our operations and long-term debt. We believe these resources will be sufficient over the foreseeable future to meet our requirements with respect to the foregoing activities and to support future growth.
The following tables summarize key statements of financial condition data relating to our liquidity and capital resources.

	June 30,	December 31,
(in thousands)	2007	2006
Statements of financial condition data:
Cash and cash equivalents	$147,604	$328,841
Receivables	34,044	36,787
Investment securities	312,654	143,112
Partnership securities	138,218	86,409
Deferred tax assets, net	94,689	99,240
Deferred sales commissions	40,207	49,891
Long-term debt	150,000	150,000
Cash flows for the six months ended June 30, 2007 and 2006 are shown below:

	June 30,
(in thousands)	2007	2006
Cash flow data:
Net cash provided by operating activities	$103,485	$106,605
Net cash used in investing activities	(205,474)	(7,378)
Net cash used in financing activities	(79,248)	(55,035)
Net cash provided by operating activities was $103.5 million for the six months ended June 30, 2007 and was primarily comprised of income before minority interest and income taxes of $80.1 million and net changes in working capital.
The payment of deferred sales commissions by us to financial intermediaries who sell Class B and C shares of our open-end funds was $5.5 million for the six months ended June 30, 2007. We expect that the payment of deferred sales commissions will vary in proportion to future sales of Class B and C shares of open-end funds and that these commissions will continue to be funded by cash flows from operations.
Net cash used in investing activities was $205.5 million for the six months ended June 30, 2007 and was primarily comprised of investments of $200.5 million in products managed by us. During the first half of 2007, we made investments into Calamos Market Neutral Opportunities Fund LP of $50 million, the Calamos Global Equity Fund of $30 million and the Calamos Total

Return Bond Fund of $30 million. Additionally, we invested $90 million largely in fixed income securities with maturities of less than 365 days. We anticipate increasing the future level of investments in our products as opportunities arise.
Net cash used by financing activities was $79.2 million for the six months ended June 30, 2007 and was primarily comprised of distributions to minority shareholders of $55.1 million, including distributions for their tax liabilities of $38.2 million, as well as dividends paid to common shareholders of $5.1 million. Additionally, the Company repurchased 787,800 shares at an aggregated cost of $18.8 million during the second quarter of 2007.
In July 2007, Holdings completed a private debt offering of $375 million aggregate principal amount of senior unsecured notes, consisting of $197 million of 6.33% notes due July 15, 2014, $85 million of 6.52% notes due July 15, 2017 and $93 million of 6.67% notes due July 15, 2019. The aggregate average interest rate on the notes is 6.49% over the life of the notes. Under the note purchase agreement governing the terms of these notes, Holdings must maintain certain consolidated net worth, leverage and interest coverage ratios. The note purchase agreement also contains other covenants that, among other things, restrict the ability of Holdings’ subsidiaries to incur debt and restrict the ability of Holdings or its subsidiaries to create liens and to merge or consolidate, or sell or convey all or substantially all of Holdings’ assets.
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
In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115, which permits the option to measure certain financial instruments and other items at fair value. SFAS 159 is effective for the Company beginning January 1, 2008. We are currently analyzing the option of adopting SFAS 159 and the impact, if any, that it would have on our financial statements.
Critical Accounting Policies
Our significant accounting policies are described in note 3 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006. A discussion of critical accounting policies is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2006. There were no significant changes in our critical accounting policies during the six months ended June 30, 2007.
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
Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to: adverse changes in applicable laws or regulations; downward fee pressures and increased industry competition; risks inherent to the investment management business; the loss of revenues due to contract terminations and redemptions; our ownership structure; general declines in the prices of securities; catastrophic or unpredictable events; the loss of key executives; the unavailability of third-party retail distribution channels; increased costs of and timing of payments related to distribution; failure to recruit and retain qualified personnel; a loss of assets, and thus revenues; fluctuation in the level of our expenses; poor performance of our largest funds; damage to our reputation; the extent and timing of any share repurchases; and our holding company structure. Further, the value and composition of our assets under management are, and will continue to be, influenced by a variety of factors including, among other things: purchases and redemptions of shares of the open-end funds and other investment products; fluctuations in the financial markets around the world that result in appreciation or depreciation of assets under management; our introduction of new investment strategies and products; our ability to educate our clients about our investment philosophy and provide them with best-in-class service; the relative investment performance of our investment products as compared to competing offerings and market indices; competitive conditions in the mutual fund, asset management and broader financial services sectors; investor sentiment and confidence; and our decision to open or close products and strategies when deemed to be in the best interests of our clients. Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006 discusses some of these and other important factors in detail under the caption “Risk Factors.”
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
An analysis of our market risk was included in our Annual Report on Form 10-K for the year ended December 31, 2006. There were no material changes to the Company’s market risk during the six months ended June 30, 2007.
Item 4. Controls and Procedures
Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2007, and has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
There were no changes in the Company’s internal control over financial reporting that occurred during our second quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
In the normal course of business, we may be subject to various legal proceedings from time to time. Currently, there are no material legal proceedings pending against us.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On October 19, 2006, the Board of Directors authorized the company to purchase up to 2.0 million shares of Class A common stock. During the quarter, the Company repurchased shares under this program as follows:

			(c)	(d)
			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
	(a)	(b)	Part of Publicly	be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plans or
	Shares Purchased	Per Share	Programs	Programs
April 1 – April 30, 2007	—	$—	—	2,000,000
May 1 – May 31, 2007	787,800	23.91	787,800	1,212,200
June 1 – June 30, 2007	—	—	—	1,212,200

Total	787,800	$23.91	787,800	1,212,200

Item 4. Submission of Matters to a Vote of Security Holders
At the annual meeting of stockholders on May 25, 2007, John P. Calamos, Sr., Nick P. Calamos, G. Bradford Bulkley, Mitchell S. Feiger, Richard W. Gilbert and Arthur L. Knight were elected as directors of the Company with terms expiring at the annual meeting of stockholders in 2008. The results of the votes were as follows:

	Class A Shares	Class B Shares	Class A Shares	Class B Shares
Election of:	“For”	“For”	“Withheld”	“Withheld”

John P. Calamos, Sr.	n/a	768,000,000	n/a	0
Nick P. Calamos	n/a	768,000,000	n/a	0
G. Bradford Bulkley	20,120,020	768,000,000	498,936	0
Mitchell S. Feiger	20,119,096	768,000,000	499,860	0
Richard W. Gilbert	20,120,116	768,000,000	498,840	0
Arthur L. Knight	20,119,616	768,000,000	499,340	0
Stockholders at the meeting also ratified KPMG LLP as the Company’s independent registered public accounting firm for the Company’s fiscal year ending December 31, 2007 by a combined Class A and Class B stockholder vote of 788,553,562 shares “for,” 21,756 shares “against” and 43,638 “abstaining.”

Item 6. Exhibits

3(i)	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2004).

3(ii)	Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2005).

3(iii)	Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2007).

3(iv)	Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2007).

4.1	Stockholders’ Agreement among John P. Calamos, Sr., Nick P. Calamos and John P. Calamos, Jr., certain trusts controlled by them, Calamos Family Partners, Inc. and the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 3, 2004).

4.2	Registration Rights Agreement between Calamos Family Partners, Inc., John P. Calamos, Sr. and the Registrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 3, 2004).

10.1	Management Services and Resources Agreement by and among the Registrant, Calamos Family Partners, Inc. and Calamos Property Holdings LLC.

10.2	Amendment Number 1 to Employment Agreement between the Registrant and Nick P. Calamos.

10.3	Amendment Number 1 to Employment Agreement between the Registrant and Patrick H. Dudasik.

10.4	Amendment Number 1 to Employment Agreement between the Registrant and James S. Hamman, Jr.

31.1	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

31.2	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALAMOS ASSET MANAGEMENT, INC. (Registrant)
Date: August 8, 2007	By:	/s/ Patrick H. Dudasik
Patrick H. Dudasik
Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer