Form 10-Q
period 2007-09-30
Calamos Asset Management, Inc. /DE/
filed 2007-11-08
CIK 1299033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED:
September 30, 2007
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
At October 31, 2007, the company had 21,324,082 shares of Class A common stock and 100 shares of Class B common stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share data)

	September 30,	December 31,
	2007	2006
	(unaudited)
ASSETS:
Current assets
Cash and cash equivalents	$479,906	$328,841
Receivables:
Affiliates and affiliated funds	25,919	26,569
Customers	10,997	10,218
Investment securities	370,615	143,112
Partnership securities	144,563	86,409
Prepaid expenses	2,605	2,383
Deferred tax assets, net	7,103	7,375
Other assets	687	67

Total current assets	1,042,395	604,974

Non-current assets
Deferred tax assets, net	84,160	91,865
Deferred sales commissions	36,469	49,891
Property and equipment, net of accumulated depreciation ($19,553 at 9/30/07 and $13,233 at 12/31/06)	45,395	43,615
Other non-current assets	3,035	1,443

Total non-current assets	169,059	186,814

Total assets	1,211,454	791,788

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities
Accounts payable:
Brokers	18,766	20,969
Affiliates and affiliated funds	398	264
Accrued compensation and benefits	18,288	22,722
Accrued expenses and other current liabilities	22,285	6,890

Total current liabilities	59,737	50,845

Long-term liabilities
Long-term debt	525,000	150,000
Other long-term liabilities	8,597	8,003

Total long-term liabilities	533,597	158,003

Total liabilities	593,334	208,848

Minority interest in partnership investments	53,614	48,850
Minority interest in Calamos Holdings LLC	350,641	319,513

Stockholders’ equity:
Class A Common Stock, $0.01 par value. Authorized 600,000,000 shares; 23,324,082 shares issued and 21,324,082 shares outstanding at 9/30/07; 23,161,898 shares issued and outstanding at 12/31/06	233	232
Class B Common Stock, $0.01 par value. Authorized 1,000 shares; issued and outstanding 100 shares	0	0
Additional paid-in capital	190,233	157,724
Retained earnings	63,184	52,261
Accumulated other comprehensive income	8,270	4,360
Treasury stock, at cost; 2,000,000 shares	(48,055)	—

Total stockholders’ equity	213,865	214,577

Total liabilities, minority interest and stockholders’ equity	$1,211,454	$791,788

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Nine Months Ended September 30, 2007 and 2006
(in thousands, except share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Investment management fees	$82,209	$80,718	$238,997	$246,525
Distribution and underwriting fees	35,252	36,840	106,993	113,977
Other	1,023	989	2,961	3,016

Total revenues	118,484	118,547	348,951	363,518

Expenses:
Employee compensation and benefits	22,912	17,203	66,190	54,496
Distribution and underwriting expense	26,246	24,509	76,469	75,338
Amortization of deferred sales commissions	6,064	8,645	21,220	24,508
Marketing and sales promotion	3,861	3,602	37,074	11,312
General and administrative	9,962	7,950	27,472	22,654

Total operating expenses	69,045	61,909	228,425	188,308

Operating income	49,439	56,638	120,526	175,210

Other income (expense):
Net interest income (expense)	(1,356)	1,638	2,133	2,820
Investment and other income (loss)	6,729	(3,336)	14,499	668
Minority interest in partnership investments	(2,066)	2,502	(4,335)	1,411

Total other income (expense), net	3,307	804	12,297	4,899

Income before minority interest in Calamos Holdings LLC and income taxes	52,746	57,442	132,823	180,109
Minority interest in Calamos Holdings LLC	40,863	44,032	101,938	138,141

Income before income taxes	11,883	13,410	30,885	41,968
Income taxes	4,756	5,369	12,419	16,821

Net income	$7,127	$8,041	$18,466	$25,147

Earnings per share
Basic	$0.33	$0.35	$0.81	$1.09

Diluted	$0.32	$0.34	$0.79	$1.07

Weighted average shares outstanding
Basic	21,851,112	23,161,998	22,668,669	23,161,998

Diluted	99,320,380	100,757,758	100,093,296	100,778,115

Cash dividends per share	$0.11	$0.09	$0.33	$0.27

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2007
(in thousands)
(unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income	Stock	Total
Balance at December 31, 2006	$232	$157,724	$52,261	$4,360	$—	$214,577

Net income	—	—	18,466	—	—	18,466
Changes in unrealized gains on available-for-sale securities, net of minority interest and income taxes	—	—	—	4,505	—	4,505

Total comprehensive income						22,971

Issuance of common stock (162,184 Class A common shares)	1	(1)	—	—	—	—
Impact of sale of Calamos Holdings LLC membership units (2,000,000 units)	—	37,633	—	—	—	37,633
Repurchase of common stock (2,000,000 Class A common shares)	—	—	—	—	(48,055)	(48,055)
Cumulative impact of changes in ownership of Calamos Holdings LLC	—	(6,305)	19	(595)	—	(6,881)
Compensation expense recognized under stock incentive plans, net of minority interest	—	1,182	—	—	—	1,182
Dividend equivalent accrued under stock incentive plans, net of minority interest	—	—	(100)	—	—	(100)
Dividends declared	—	—	(7,462)	—	—	(7,462)

Balance at September 30, 2007	$233	$190,233	$63,184	$8,270	$(48,055)	$213,865

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2007 and 2006
(in thousands)
(unaudited)

	2007	2006
Cash and cash equivalents at beginning of year	$328,841	$210,469

Cash flows from operating activities:
Net income	18,466	25,147
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest in partnership investments	4,335	(1,411)
Minority interest in Calamos Holdings LLC	101,938	138,141
Amortization of deferred sales commissions	21,220	24,508
Other depreciation and amortization	6,708	5,337
Unrealized (appreciation) depreciation on CFS securities and partnership securities	(10,347)	2,145
Deferred taxes	5,125	6,551
Stock-based compensation	5,209	4,442
Employee taxes paid on vesting under stock incentive plans	(1,853)	(2,255)
(Increase) decrease in assets:
Accounts receivable:
Affiliates and affiliated mutual funds	593	(1,168)
Customers	(779)	(585)
Deferred sales commissions	(7,798)	(21,264)
Other assets	(1,057)	256
Increase (decrease) in liabilities:
Accounts payable	(2,069)	1,718
Accrued compensation and benefits and deferred compensation	(4,434)	(1,992)
Other liabilities and accrued expenses	16,153	(586)

Net cash provided by operating activities	151,410	178,984

Cash flows used in investing activities:
Net additions to property and equipment	(8,214)	(7,880)
Net purchases of investment securities	(192,714)	(824)
Net changes in partnership securities	(48,057)	(1,247)

Net cash used in investing activities	(248,985)	(9,951)

Cash flows provided by (used in) financing activities:
Net proceeds from issuance of debt	372,963	—
Deferred tax benefit on vesting under stock incentive plans	(209)	(289)
Repurchase of common stock	(48,055)	—
Cash distributions paid to minority shareholders	(68,597)	(79,218)
Cash dividends paid to common shareholders	(7,462)	(6,254)

Net cash provided by (used in) financing activities	248,640	(85,761)

Net increase in cash	151,065	83,272

Cash and cash equivalents at end of period	$479,906	$293,741

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
(2) Basis of Presentation
The consolidated financial statements as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006 have not been audited by the Company’s independent registered public accounting firm. In the opinion of management, these statements contain all adjustments, including those of a normal recurring nature, necessary for fair presentation of the financial condition and results of operations. The results for the interim periods ended September 30 are not necessarily indicative of the results to be obtained for a full fiscal year. Certain amounts for the prior year have been reclassified to conform to the current year’s presentation.
Calamos Family Partners, Inc.’s (CFP) and John P. Calamos, Sr.’s combined 78.3% and 76.9% interest in Holdings at September 30, 2007 and 2006, respectively, is represented as minority interest in the Company’s financial statements. Income before minority interest in Calamos Holdings LLC and income taxes, which was $52.7 million and $132.8 million for the three and nine months ended September 30, 2007, respectively, included approximately $319,900 and $863,300 of investment income earned during the same periods on cash and cash equivalents held solely by CAM. This portion of CAM’s investment income is not reduced by any minority interests.
During the first quarter of 2007, Calamos Market Neutral Opportunities Fund LP was established as a private investment partnership that is primarily comprised of highly liquid marketable securities. Calamos Partners LLC, a subsidiary of Holdings, is the general partner. As of September 30, 2007, the Company had a net interest of $52.7 million (97.2%) in this partnership. Additionally, as of September 30, 2007 and December 31, 2006, the Company had a net interest of $38.3 million (42.4%) and $33.9 million (41.0%) in Calamos Equity Opportunities Fund LP, respectively.
Because substantially all the activities of these partnerships (collectively, the Partnerships) are conducted on behalf of the Company and its related parties, the Company consolidates the financial results of the Partnerships into its results. The assets and liabilities of the Partnerships are presented as partnership securities in the consolidated statements of financial condition, and the total income of the Partnerships is presented as investment and other income in the consolidated statements of operations. The combined minority interests are presented as minority interest in partnership investments in the respective financial statements. The Company records these investments at fair value.
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

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(3) Investment Securities
The following table provides a summary of investment securities owned as of September 30, 2007 and December 31, 2006. Other investment securities consist primarily of common stock. As a registered broker-dealer, Calamos Financial Services LLC is required to mark to market all investment securities it owns (CFS Securities) and record all market fluctuations through current earnings. As such, unrealized gains and losses on these securities are included in investment and other income in the consolidated statements of operations.

	September 30, 2007
(in thousands)	Available-for-Sale	CFS Securities	Total Securities

Mutual Funds
Equity	$209,004	$3,432	$212,436
Balanced	89,950	794	90,744
Fixed income	62,046	—	62,046
High yield	3,742	—	3,742
Other	243	231	474

Total mutual funds	364,985	4,457	369,442

Other investment securities	973	200	1,173

	$365,958	$4,657	$370,615

	December 31, 2006
(in thousands)	Available-for-Sale	CFS Securities	Total Securities

Mutual Funds
Equity	$101,166	$2,816	$103,982
Balanced	33,724	718	34,442
High yield	3,457	—	3,457
Other	28	216	244

Total mutual funds	138,375	3,750	142,125

Other investment securities	824	163	987

	$139,199	$3,913	$143,112

Of the $369.4 million and $142.1 million investments in mutual funds at September 30, 2007 and December 31, 2006, respectively, $338.2 million and $142.1 million was invested in affiliated mutual funds.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The table below summarizes the proceeds from the sale of available-for-sale securities, realized and unrealized gains (losses) on available-for-sale securities and unrealized gains (losses) on CFS securities.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2007	2006	2007	2006

Available-for-sale securities:
Proceeds from sale	$—	$18	$—	$18

Realized gains (losses)	—	10	—	10

Unrealized gains	17,971	2,245	34,053	4,371

CFS securities:
Unrealized gains (losses)	378	(21)	736	(61)

The cumulative net unrealized gains (losses) on available-for-sale securities consisted of the following as of September 30, 2007 and December 31, 2006:

	September 30,	December 31,
(in thousands)	2007	2006

Total cumulative unrealized gains on available-for-sale securities with net gains:
Mutual Funds
Equity	$49,731	$22,529
Balanced	11,503	6,024
Fixed income	1,344	—
High yield	21	91
Other	8	—

Total mutual funds	62,607	28,644

Other investment securities	274	205

Total gains	62,881	28,849

Total cumulative unrealized losses on available-for-sale securities with net losses:
Mutual Funds
Balanced	$(8)	$—
High yield	(32)	(63)
Other	—	(1)

Total mutual funds	(40)	(64)

Other investment securities	(15)	(12)

Total losses	(55)	(76)

Total cumulative net unrealized gains (losses) on available-for-sale securities	$62,826	$28,773

The Company periodically evaluates its available-for-sale investments for other-than-temporary declines in value. Other-than-temporary declines in value may exist when the fair value of an investment security has been below the carrying value for an extended period of time. If an other-than-temporary decline in value is determined to exist, the unrealized investment loss, net of tax is realized as a charge to net income in the period in which the other-than-temporary decline in value occurs, as well as the accompanying permanent adjustment to accumulated other comprehensive income. At September 30, 2007, the Company believes all unrealized losses to be only temporary and due to temporary market conditions.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(4) Partnership Securities
Presented below are the underlying assets and liabilities of the Partnerships that the Company reports on a net basis as partnership securities in its consolidated statements of financial condition.

	September 30,	December 31,
(in thousands)	2007	2006

Calamos Equity Opportunities Fund LP:
Securities owned	$119,548	$110,956
Securities sold but not yet purchased	(25,550)	(24,104)
Accrued expenses and other current liabilities	(6,541)	(4,190)
Other current assets	2,909	71

Calamos Equity Opportunities Fund LP securities, net	90,366	82,733

Calamos Market Neutral Opportunities Fund LP:
Securities owned	84,188	—
Securities sold but not yet purchased	(23,884)	—
Accrued expenses and other current liabilities	(6,943)	—
Other current assets	836	—

Calamos Market Neutral Opportunities Fund LP securities, net	54,197	—

Investment in Calamos Multi-Strategy, L.P.	—	3,676

Partnership securities	$144,563	$86,409

During the first quarter of 2007, the Company liquidated its investment in Calamos Multi-Strategy, L.P.
(5) Earnings Per Share
The following table reflects the calculation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2007	2006	2007	2006
Earnings per share – basic
Earnings available to common shareholders	$7,127	$8,041	$18,466	$25,147
Weighted average shares outstanding	21,851	23,162	22,669	23,162

Earnings per share – basic	$0.33	$0.35	$0.81	$1.09

Earnings per share – diluted
Income before minority interest in Calamos Holdings LLC and income taxes	$52,746	$57,442	$132,823	$180,109
Less: Impact of income taxes	21,109	23,000	53,408	72,188

Earnings available to common shareholders	$31,637	$34,442	$79,415	$107,921

Weighted average shares outstanding	21,851	23,162	22,669	23,162
Conversion of membership units for common stock	77,000	77,000	77,000	77,000
Dilutive impact of restricted stock units	397	519	357	506
Dilutive impact of stock options	72	77	67	110

Weighted average diluted shares outstanding	99,320	100,758	100,093	100,778

Earnings per share – diluted	$0.32	$0.34	$0.79	$1.07

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Diluted shares outstanding for the three and nine months ended September 30, 2007 and 2006 are calculated (a) assuming CFP and John P. Calamos, Sr. exchanged all of their membership units in Holdings for shares of the Company’s Class A common stock on a one-for-one basis and (b) including the effect of outstanding restricted stock unit and stock option awards. An effective tax rate of 40.2% was applied to income before minority interest in Calamos Holdings LLC and income taxes in calculating diluted earnings available to common shareholders for the three and nine months ended September 30, 2007. An effective tax rate of 40.0% and 40.1% was applied to income before minority interest in Calamos Holdings LLC and income taxes in calculating diluted earnings available to common shareholders for the three and nine months ended September 30, 2006, respectively.
The Company uses the treasury stock method to reflect the dilutive effect of unvested restricted stock units (RSUs) and unexercised stock options on diluted earnings per share. Under the treasury stock method, if the average market price of common stock increases above the option’s exercise price, the proceeds that would be assumed to be realized from the exercise of the option would be assumed to be used to acquire outstanding shares of common stock. However, pursuant to the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standard (SFAS) No. 123(R), Share-Based Payment (SFAS 123(R)), the awards may be anti-dilutive even when the market price of the underlying stock exceeds the related exercise price. This result is possible because compensation cost, attributed to future services, not yet recognized is included as a component of the assumed proceeds upon exercise. The dilutive effect of such options and RSUs would result in the addition of a net number of shares to the weighted average number of shares used in the calculation of diluted earnings per share. For the three months ended September 30, 2007, stock options for 1,282,721 shares were excluded from the computation of diluted earnings per share, as they were anti-dilutive. No RSUs were anti-dilutive during the three months ended September 30, 2007. For the nine months ended September 30, 2007, stock options for 1,282,721 shares and RSUs for 331,140 shares were excluded from the computation of diluted earnings per share, as they were anti-dilutive. For the three and nine months ended September 30, 2006, stock options for 672,290 shares and RSUs for 127,663 shares were excluded from the computation of diluted earnings per share, as they were anti-dilutive.
(6) Incentive Compensation Plan
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
For the nine months ended September 30, 2007, the Company granted 769,407 stock options and 256,469 RSUs. There were forfeitures of 290,920 stock options and 267,056 RSUs during the nine months ended September 30, 2007. The weighted average fair value of stock options at the date of grant for the nine months ended September 30, 2007 was $10.70, which was estimated on the date of grant using the Black-Scholes option-pricing model. The assumptions used were a dividend yield of 1.67%, expected volatility of 35%, a risk-free interest rate of 4.7% and an expected life of 7.5 years.
During the first quarter of 2007, 231,249 RSUs were exercised, and after 69,065 units were withheld for taxes, 162,184 RSUs were converted, on a one-for-one basis, for shares of CAM’s Class A common stock. The total intrinsic value and the fair value of the converted shares was $4.4 million. The total tax benefit realized in connection with the exercise of the RSUs during the three months ended March 31, 2007 was $588,000, as the Company receives tax benefits based upon the portion of Holdings’ income that it recognizes.
Expense recorded in connection with the RSUs and stock options was $5.2 million during the nine months ended September 30, 2007 of which $1.2 million, net of minority interest, was credited as additional paid-in capital. Expense recorded in connection with the RSUs and stock options was $4.4 million during the nine months ended September 30, 2006 of which $1.0 million, net of minority interest, was credited as additional paid-in capital. The amount of deferred tax asset created was $473,000 and $411,000 during the nine months ended September 30, 2007 and 2006, respectively, as the Company receives tax benefits based upon the portion of Holdings’ income that it recognizes. At September 30, 2007, approximately $23.0 million of total unrecognized compensation expense related to nonvested stock option and RSU awards is expected to be recognized over a weighted-average period of 4.3 years.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(7) Income Taxes
Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. At September 30, 2007, the Company had no unrecognized tax benefits and it does not anticipate any unrecognized tax benefits arising in the next 12 months that would result in a material change to its financial position. As such, the Company recognized no liability for unrecognized tax benefits in connection with the adoption of FIN 48. A reconciliation is not provided, as the beginning and ending amounts of unrecognized benefits are zero with no interim additions, reductions or settlements.
While the Company does not have any accrued interest or penalties related to uncertain tax positions at September 30, 2007, any future interest or penalties will be recognized in income tax expense when determined.
The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2004. The Internal Revenue Service (IRS) commenced its examination of the Company’s U.S. income tax return for 2004 in the first quarter of 2007. Although the examination is not complete, the IRS has proposed adjustments that would increase Holdings’ taxable income by $1.3 million, approximately 23% of which will be attributable to CAM.
(8) Common Stock Repurchase
In October 2006, the Board of Directors authorized the Company to repurchase up to 2 million shares of Class A common stock. During the second and third quarter of 2007, the Company repurchased 787,800 shares and 1,212,200 shares, respectively, at an aggregated cost of $18.8 million and $29.2 million. In order to maintain a one-for-one relationship between the Holdings’ membership units owned by CAM and CAM’s outstanding Class A common stock, CAM sells membership units to Holdings equal to the number of shares of Class A common stock that it repurchases. The net impact of these transactions is presented in the consolidated statements of changes in stockholders’ equity. At September 30, 2007, no shares remain available for repurchase under this program.
In October 2007, the Board of Directors authorized the Company to repurchase up to an additional 2 million shares of Class A common stock. No shares have been repurchased under this program as of November 7, 2007.
(9) Minority Interest in Calamos Holdings LLC
Minority interest in Calamos Holdings LLC represents CFP’s and John P. Calamos, Sr.’s combined ownership interest of 78.3% in Holdings at September 30, 2007, and is derived by multiplying the historical equity of Holdings by their aggregate ownership percentage for the periods presented. Issuances and repurchases of CAM’s common stock result in changes to CAM’s ownership percentage and to the minority interests’ ownership percentage of Holdings. The Company’s corresponding changes to stockholders’ equity are reflected in the statements of changes in stockholders’ equity. Income, which is reflected in retained earnings, is allocated to minority interests based on the average ownership interest during the period in which the income is earned.
A rollforward of minority interest for the nine months ended September 30, 2007 is presented below:

(in thousands)
Minority interest at December 31, 2006	$319,513
Income allocated to minority interests	101,938
Changes in unrealized gains on available-for-sale securities	26,486
Impact of sale of Calamos Holdings LLC membership units	(37,633)
Cumulative impact of changes in ownership of Calamos Holdings LLC units	5,237
Compensation expense recognized under stock incentive plans	4,027
Dividend equivalent accrued under stock incentive plans	(330)
Tax distributions	(43,187)
Equity distributions	(25,410)

Minority interest at September 30, 2007	$350,641

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The table below represents CAM’s unconsolidated statement of financial condition as of September 30, 2007 and December 31, 2006. Upon consolidation, CAM’s investment in subsidiaries is eliminated in its entirety. The remaining net assets after giving effect to this elimination, as well as the interest earned from the cash and cash equivalents, are not subject to any reduction for minority interest.

	September 30,	December 31,
(in thousands)	2007	2006
Cash and cash equivalents	$25,260	$18,796
Current deferred tax assets, net	7,103	7,375
Other current assets	236	432

Total current assets	32,599	26,603

Non-current deferred tax assets, net	84,159	91,865
Investment in subsidiaries	409,070	435,208

Total non-current assets	493,229	527,073

Total assets	525,828	553,676

Total stockholders’ equity	525,828	553,676

Total liabilities and stockholders’ equity	$525,828	$553,676

(10) Long-term Debt
In July 2007, Holdings completed a private debt offering of $375 million aggregate principal senior unsecured notes, with three series consisting of $197 million of 6.33% notes due July 15, 2014, $85 million of 6.52% notes due July 15, 2017 and $93 million of 6.67% notes due July 15, 2019. The aggregate average interest rate on the notes is 6.46% for the first seven years and 6.49% over the life of the notes. Under the note purchase agreement governing the terms of these notes, Holdings must maintain certain consolidated net worth, leverage and interest coverage ratios. The note purchase agreement also contains other covenants that, among other things, restrict the ability of Holdings’ subsidiaries to incur debt and restrict the ability of Holdings or its subsidiaries to create liens and to merge or consolidate, or sell or convey all or substantially all of Holdings’ assets.
Debt offering costs of $2.0 million incurred in connection with the $375 million debt offering will be amortized on a weighted average straight line basis and recognized as interest expense over the term of the debt and are included in other assets in the consolidated statements of financial condition.
The fair value of long-term debt, which has a carrying value of $525 million, was approximately $545 million at September 30, 2007. Fair value estimates are calculated using discounted cash flows based on the Company’s incremental borrowing rates for the debt and market prices for similar bonds at the measurement date. All methods of assessing fair value result in an estimate of value that may never be realized.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(11) Recently Issued Accounting Pronouncements
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
We provide investment advisory services to institutions and individuals, managing $46.7 billion in client assets at September 30, 2007. Our operating results fluctuate primarily due to changes in the total value and composition of our assets under management. The value and composition of our assets under management are, and will continue to be, influenced by a variety of factors, including purchases and redemptions of shares of mutual funds and separate accounts that we manage, fluctuations in the financial markets around the world that result in appreciation or depreciation of assets under management and our introduction of new investment strategies and products.
We market our investment strategies to our clients through a variety of products designed to suit their investment needs. We currently offer five types of mutual fund and separate account investment products. The following table details our assets under management at September 30, 2007 and 2006.

	September 30,
(in millions)	2007	2006
Mutual Funds
Open-end funds	$28,000	$27,338
Closed-end funds	7,677	6,240

Total mutual funds	35,677	33,578

Separate Accounts
Institutional accounts	4,896	5,303
Managed accounts	6,028	5,835
Alternative investments	145	93

Total separate accounts	11,069	11,231

Total assets under management	$46,746	$44,809

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

Operating Results
Third Quarter and Nine Months Ended September 30, 2007 Compared to Third Quarter and Nine Months Ended September 30, 2006
Assets Under Management
Assets under management increased by $1.9 billion, or 4%, to $46.7 billion at September 30, 2007 from $44.8 billion at September 30, 2006. At September 30, 2007, our assets under management consisted of 76% mutual funds and 24% separate accounts, as compared to 75% mutual funds and 25% separate accounts at September 30, 2006.

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
($ in millions)	2007	2006	Amount	Percent	2007	2006	Amount	Percent
Mutual Funds
Beginning assets under management	$33,286	$34,217	$(931)	3%	$33,704	$32,244	$1,460	5%
Net purchases (redemptions)	511	(649)	1,160	*	(2,206)	1,399	(3,605)	*
Market appreciation (depreciation)	1,880	10	1,870	*	4,179	(65)	4,244	*

Ending assets under management	35,677	33,578	2,099	6	35,677	33,578	2,099	6

Average assets under management	33,572	33,150	422	1	33,402	34,114	(712)	2

Separate Accounts
Beginning assets under management	10,525	11,595	(1,070)	9	11,021	11,561	(540)	5
Net redemptions	(137)	(382)	245	*	(1,356)	(454)	(902)	*
Market appreciation	681	18	663	*	1,404	124	1,280	*

Ending assets under management	11,069	11,231	(162)	1	11,069	11,231	(162)	1

Average assets under management	10,639	11,267	(628)	6	10,690	11,725	(1,035)	9

Total Assets Under Management
Beginning assets under management	43,811	45,812	(2,001)	4	44,725	43,805	920	2
Net purchases (redemptions)	374	(1,031)	1,405	*	(3,562)	945	(4,507)	*
Market appreciation	2,561	28	2,533	*	5,583	59	5,524	*

Ending assets under management	46,746	44,809	1,937	4	46,746	44,809	1,937	4

Average assets under management	$44,211	$44,417	$(206)	0%	$44,092	$45,839	$(1,747)	4%

*	Not meaningful.
Mutual funds had net purchases of $511 million during the third quarter of 2007, an increase of $1.2 billion from $649 million of net redemptions in the prior-year quarter. The increase over the prior year’s quarter is primarily due to the decrease of $480 million in net redemptions of our Growth Fund, the $350 million raised with the issuance of preferred shares for the Calamos Global Dynamic Income Fund (CHW), which was initially launched in June 2007, and our investment of nearly $350 million into the Calamos Government Money Market Fund.
Mutual funds had net redemptions of $2.2 billion during the nine months ended September 30, 2007, a decrease of $3.6 billion from $1.4 billion of net purchases in the same period of the prior year. The year-to-date decrease was primarily due to lower purchases and higher redemptions of our Growth Fund and our Growth and Income Fund, each of which comprise a significant percentage of our total assets under management. We believe that the decreases in net flows are attributable to the short-term underperformance of our Growth Fund and our Growth and Income Fund during 2006. The net redemptions during the nine months ended September 30, 2007 were positively impacted by the CHW initial public offering and preferred share issuance that raised nearly $1.2 billion during the second and third quarter of 2007.
During the third quarter of 2007, we experienced an increase in gross sales and a decrease in redemptions within our open-end funds in aggregate over both the third quarter of 2006, and sequentially, over the second quarter of 2007. Furthermore, we continued to experience net purchases in a number of our mutual funds, primarily our Market Neutral Income Fund, Global Growth and Income Fund and International Growth Fund.
Separate accounts had net redemptions of $137 million and $1.4 billion during the third quarter and year-to-date periods ended September 30, 2007, respectively, primarily due to separate account outflows in our equity and convertible strategies. The decreases in net flows were principally due to outflows in our growth strategy, driven by short-term underperformance during 2006. Our convertible strategies remain closed to new investors.

Results of Operations
Overview
Results of operations for the nine months ended September 30, 2007 were significantly impacted by two one-time marketing and sales promotion expenses, incurred in the second quarter of 2007, that management believes will benefit our long-term financial performance. First, we incurred a one-time expense of $19.5 million, or 12 cents per diluted share, by terminating our remaining two additional compensation agreements that required us to make recurring payments of approximately $2.6 million annually based on the assets of Calamos Convertible Opportunities and Income Fund and Calamos Strategic Total Return Fund. When evaluating whether or not to terminate the future payments made under distribution agreements, we compared the net present value of the future cash flows for on-going payments to the negotiated one-time payments. We expect that the termination of the agreements during the second quarter of 2007 will result in the reduction of future marketing and sales promotion expenses of approximately $650,000 per quarter, or $2.6 million annually, beginning in the period ended September 30, 2007. We expect the annual impact on net income will be approximately 1.5 cents per diluted share.
Second, we incurred a $6.9 million, or 4 cents per diluted share, one-time structuring fee related to CHW. Our decision to introduce a new closed-end fund is generally a function of the receptiveness of the capital markets, our investment strategies and capabilities, and the financial viability of a proposed product. If a new closed-end fund is introduced, we will negotiate with each underwriter the fees and services prior to the public offering. If any non-traditional fees are negotiated, the payments may: not extend to each underwriter that participates in the offering, vary among the underwriters receiving such a fee, and differ in form. Structuring fees are upfront non-traditional fees paid by us in excess of sales loads or underwriter’s commissions. When structuring fees are paid, we recognize a marketing and sales promotion expense at the time of the offering.
Management considers results adjusted for these one-time expenses, as presented below, to provide a better indication of the company’s operations. These adjusted items are considered “non-GAAP financial measures” as defined by Regulation S-K of the Securities and Exchange Commission. In evaluating operating performance, management considers operating expense, operating income and net income, each calculated in accordance with accounting principles generally accepted in the United States (GAAP), and each item on an as-adjusted basis, which constitute non-GAAP financial measures. Items presented on an as-adjusted basis exclude the impact of terminating the two closed-end fund additional compensation agreements and the CHW closed-end fund structuring fees during the second quarter of 2007. As these items are not expected to recur, management believes that excluding these items better enables it to evaluate the company’s operating performance relative to the prior periods. Management considers these non-GAAP financial measures when evaluating the performance of the company and believes the presentation of these amounts provides the reader with information necessary to analyze the company’s operations for the periods compared. Reconciliations of these measurements to their most directly comparable GAAP financial measures for the nine months ended September 30, 2007 and 2006 are provided in the table below and should be carefully evaluated by the reader:

	Nine Months Ended
	September 30,
($ in thousands)	2007	2006

Operating expenses	$228,425	$188,308
Termination of closed-end fund compensation agreements	19,500	—
Closed-end fund structuring fees	6,904	—

Operating expenses, as adjusted	$202,021	$188,308

Operating income	$120,526	$175,210
Termination of closed-end fund compensation agreements	19,500	—
Closed-end fund structuring fees	6,904	—

Operating income, as adjusted	$146,930	$175,210

Net income	$18,466	$25,147
Termination of closed-end fund compensation agreements	2,634	—
Closed-end fund structuring fees	933	—

Net income, as adjusted	$22,033	$25,147

Operating Income
Operating income was $49.4 million and $120.5 million for the three and nine months ended September 30, 2007, respectively, compared to $56.6 million and $175.2 million for the prior-year periods.
Operating income, as adjusted for the one-time marketing and sales promotion expenses was $146.9 million for the nine months ended September 30, 2007, compared to $175.2 million for the year-earlier period.
Revenues
Total revenues were $118.5 million for the three months ended September 30, 2007 and 2006. For the nine months ended September 30, 2007, total revenues decreased by $14.6 million, or 4%, to $349.0 million from $363.5 million for the prior year.

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
($ in thousands)	2007	2006	Amount	Percent	2007	2006	Amount	Percent
Investment management fees	$82,209	$80,718	$1,491	2%	$238,997	$246,525	$(7,528)	3%
Distribution and underwriting fees	35,252	36,840	(1,588)	4	106,993	113,977	(6,984)	6
Other	1,023	989	34	3	2,961	3,016	(55)	2

Total revenues	$118,484	$118,547	$(63)	0%	$348,951	$363,518	$(14,567)	4%

Investment management fees increased $1.5 million, or 2%, for the three months ended September 30, 2007 when compared to the same period of 2006. Closed-end fund investment management fees increased $2.9 million to $16.0 million as a result of a $1.0 billion increase in closed-end fund average assets under management mainly attributable to the launch of the Calamos Global Dynamic Income Fund (CHW) in June 2007 and the subsequent issuance of preferred shares for CHW during the third quarter of 2007. This increase was partially offset by a decrease in investment management fees from our open-end funds, which decreased $0.9 million to $51.0 million as a result of a $602 million decrease in open-end fund average assets under management and our separately managed accounts, which decreased $0.4 million to $15.2 million as a result of a $628 million decrease in separate account average assets under management.
Investment management fees decreased $7.5 million, or 3% for the nine months ended September 30, 2007 when compared to the same period of 2006. Open-end fund investment management fees decreased $8.4 million to $151.2 million as a result of a $1.3 billion decrease in open-end fund average assets under management. Investment management fees from separately managed accounts decreased $3.5 million to $44.6 million as a result of a $1.0 billion decrease in separately managed account average assets under management. These decreases were partially offset by investment management fees from our closed-end funds, which increased $4.4 million to $43.3 million as a result of a $579 million increase in closed-end fund average assets under management mainly attributable to the assets raised in connection with our launch of CHW.
Investment management fees as a percentage of average assets under management were 0.74% and 0.72% for the three and nine months ended September 30, 2007, respectively, compared to 0.72% for the three and nine months ended September 30, 2006 primarily due to higher management fees earned on CHW, to the expiration of a portion of closed-end fund fee waivers that began in July 2007 and to the impact of significant market appreciation in the latter half of September on our institutional accounts. Over the next five years, we expect our closed-end fund investment management fee revenue to continue to increase as the fee waivers on our Convertible Opportunities and Income Fund and our Convertible and High Income Fund expire.
Distribution and underwriting fees decreased $1.6 million and $7.0 million for the three and nine months ended September 30, 2007, respectively, compared to the third quarter and first nine months of 2006, due to a $602 million and $1.3 billion decrease in open-end fund average assets under management when compared to the year-earlier periods and to a decrease in underwriter commissions that resulted from lower Class A share sales.

Operating Expenses
Operating expenses increased to $69.0 million and $228.4 million for the three and nine months ended September 30, 2007, respectively, from $61.9 million and $188.3 million for the same periods in the prior year. While both periods were impacted by higher employee compensation and benefits and general and administrative expenses, the increase in the year-to-date expense was largely due to two significant one-time marketing and sales promotion charges incurred in the second quarter of 2007.
Operating expenses, as adjusted for one-time marketing and sales promotion expenses increased to $202.0 million for the first nine months of 2007, respectively, from $188.3 million for the prior-year period.

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
($ in thousands)	2007	2006	Amount	Percent	2007	2006	Amount	Percent
Employee compensation and benefits	$22,912	$17,203	$5,709	33%	$66,190	$54,496	$11,694	21%
Distribution and underwriting expense	26,246	24,509	1,737	7	76,469	75,338	1,131	2
Amortization of deferred sales commissions	6,064	8,645	(2,581)	30	21,220	24,508	(3,288)	13
Marketing and sales promotion	3,861	3,602	259	7	37,074	11,312	25,762	228
General and administrative	9,962	7,950	2,012	25	27,472	22,654	4,818	21

Total operating expenses	$69,045	$61,909	$7,136	12%	$228,425	$188,308	$40,117	21%

Employee compensation and benefits expense increased by $5.7 million and $11.7 million for the three and nine months ended September 30, 2007, respectively, when compared to the prior-year periods. This increase largely reflects the impact of staff additions to support the following initiatives: expand our wealth management and institutional sales; diversify our product offering by adding complementary fixed income and cash management strategies; and strengthen our information technology infrastructure. In addition, employee compensation and benefits expense increased by $0.8 million for the three and nine months ended September 30, 2007 due to the transition payments for two executive officers.
Distribution and underwriting expense increased $1.7 million and $1.1 million for the three and nine months ended September 30, 2007 when compared to the prior-year periods. These expenses increased by $1.9 million and $3.6 million for the three and nine months ended September 30, 2007, respectively, due to the growth in the Class C share assets older than one year. These increases were partially offset by decreases of $0.2 million and $2.2 million for the three and nine months ended September 30, 2007, respectively, due to decreases in average open-end fund assets under management. Although the Rule 12b-1 fee rates we paid to broker-dealers and other intermediaries in the three and nine months ended September 30, 2007 did not change from the rates paid in the prior year, we expect distribution expense to vary with the change in open-end mutual funds assets under management and with the age of the Class C share assets.
Amortization of deferred sales commissions decreased $2.6 million and $3.3 million for the three and nine months ended September 30, 2007 when compared to the prior-year periods, due primarily to a decrease in Class C share sales in both periods. The year-to-date decrease was partially offset by an increase in the amortization of deferred sales commissions on Class B shares due to an increase in redemptions.
Marketing and sales promotion expense increased by $0.3 million and $25.8 million for the three and nine months ended September 30, 2007, respectively. The third quarter increase was mostly due to higher costs incurred on our corporate branding initiative and was partially offset by a $0.6 million benefit that resulted from terminating the remaining two closed-end fund agreements in the second quarter. The year-to-date period increase of $25.8 million was due to two one-time expenses totaling $26.4 million that we believe will continue to have a positive impact on our future results. During the second quarter of 2007, we incurred a one-time expense of $19.5 million by terminating our remaining two agreements that required annual payments based on the assets of two closed-end funds and a one-time $6.9 million structuring fee in connection with the CHW initial public offering. The year-to-date increase resulting from these one-time expenses was partially offset by a $0.6 million reduction in expense that resulted from terminating the remaining two closed-end fund agreements.
General and administrative expense increased by $2.0 million and $4.8 million for the three and nine months ended September 30, 2007, respectively, of which $1.0 million and $1.9 million, respectively, was attributable to occupancy, depreciation and business services related to supporting additional staff and to costs related to our new trade order management and portfolio accounting systems to support our new fixed income strategies. Further, increases of $1.2 million and $2.0 million for the same periods, respectively, were attributable to professional services, including our decision to outsource certain facility-related functions, which were historically reflected in employee compensation and benefits expense. Finally, travel and entertainment expenses increased $0.7 million for the nine months ended September 30, 2007 principally related to increased sales efforts of CHW.
Other Income (Expense), Net
Other income, net was $3.3 million and $12.3 million for the three and nine months ended September 30, 2007, respectively, compared to $0.8 million and $4.9 million for the three and nine months ended September 30, 2006, respectively.

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in thousands)	2007	2006	Change	2007	2006	Change
Net interest income (expense)	$(1,356)	$1,638	$(2,994)	$2,133	$2,820	$(687)
Investment and other income (loss)	6,729	(3,336)	10,065	14,499	668	13,831
Minority interest in partnership investments	(2,066)	2,502	(4,568)	(4,335)	1,411	(5,746)

Total other income, net	$3,307	$804	$2,503	$12,297	$4,899	$7,398

Net interest income (expense) includes interest expense on our long-term debt and interest income on our short-term investment portfolio as presented below. Interest income increased $2.3 million and $4.6 million for the three and nine months ended September 30, 2007, respectively, when compared to the prior-year periods, as a result of higher cash and cash equivalents balances. Interest expense increased $5.3 million for the three and nine months ended September 30, 2007 due to interest expense resulting from a private debt offering of $375 million aggregate principal senior unsecured notes in July 2007.

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in thousands)	2007	2006	Change	2007	2006	Change
Interest income	$5,975	$3,674	$2,301	$13,537	$8,929	$4,608
Interest expense	(7,331)	(2,036)	(5,295)	(11,404)	(6,109)	(5,295)

Net interest income (expense)	$(1,356)	$1,638	$(2,994)	$2,133	$2,820	$(687)

Investment and other income (loss) is primarily comprised of changes in the market value of the consolidated partnership securities that we own, realized gains and losses on our available-for-sale investment securities, unrealized gains and losses on securities that are owned by Calamos Financial Services LLC (CFS Securities) and dividend income earned on our investment securities. Minority interest in partnership investments represents the corresponding minority interests’ portion of the changes in market value from our consolidated partnership securities.
Investment and other income (loss) of $6.7 million for the three months ended September 30, 2007 was primarily comprised of investment income of $5.7 million mainly due to net unrealized appreciation in the market value of the consolidated partnership securities that we own and to dividend income of $0.9 million. Investment and other income (loss) of $3.3 million for the three months ended September 30, 2006 was primarily comprised of investment losses of $3.7 million resulting from net unrealized depreciation in the market value of the consolidated partnership securities.
Investment and other income of $14.5 million for the nine months ended September 30, 2007 was primarily comprised of investment income of $12.2 million resulting from appreciation in the market value of the consolidated partnership securities and dividend income of $1.5 million. Investment and other income of $0.7 million for the nine months ended September 30, 2006 was primarily the result of an offset between net unrealized appreciation on our CFS Securities and net unrealized depreciation on consolidated partnership securities.
Further, the unrealized gains and losses on a significant portion of our investment securities are not recorded to net income; rather, these unrealized gains and losses are recognized as changes to accumulated other comprehensive income, a component of stockholders’ equity. These unrealized gains and losses are only recognized in our consolidated statements of operations when they are realized, which occurs upon the sale of the securities and upon the receipt of capital gains distributions, which typically occur during the fourth quarter of the calendar year. We expect to realize capital gain distributions in the fourth quarter of 2007 in excess of $15 million based on our increasing investment portfolio and its strong performance. For the three and nine months ended September 30, 2007, net unrealized gains generated by our investment securities were $18.0 million and $34.1 million, respectively, of which $2.3 million and $4.5 million, net of minority interest and taxes, respectively, were recognized as increases to accumulated other comprehensive income. For the three and nine months ended September 30, 2006, net unrealized gains generated by our investment securities were $2.2 million and $4.4 million, respectively, of which $0.3 million and $0.6 million, net of minority interest and taxes, respectively, were recognized as increases to accumulated other comprehensive income.

Income Taxes
Income taxes as a percentage of income before income taxes was 40.0% and 40.2% for the three and nine months ended September 30, 2007, respectively, compared to 40.0% and 40.1% for the three and nine months ended September 30, 2006, respectively.
Net Income
Net income was $7.1 million and $18.5 million for the three and nine months ended September 30, 2007, respectively, compared to $8.0 million and $25.1 million for the prior-year periods.
Net income, as adjusted for the one-time marketing and sales promotion expenses, was $22.0 million for the first nine months of 2007, respectively, compared to $25.1 million for the year-earlier period.
Liquidity and Capital Resources
Our current financial condition remains highly liquid. Our corporate investment portfolio, which is comprised of cash and cash equivalents, investment securities and partnership securities, makes up the majority of our assets. We anticipate utilizing our cash and cash equivalent balances to develop and invest in our products as opportunities arise, to invest in property and equipment for our facility, to support our operations and to acquire shares under our share repurchase program. Investment securities are principally comprised of company-sponsored mutual funds. In addition, the underlying partnership securities are typically comprised of highly liquid exchange-traded securities. Our working capital requirements historically have been met through cash generated by our operations and long-term debt. We believe these resources will be sufficient over the foreseeable future to meet our requirements with respect to the foregoing activities and to support future growth.
The following tables summarize key statements of financial condition data relating to our liquidity and capital resources.

	September 30,	December 31,
(in thousands)	2007	2006
Statements of financial condition data:
Cash and cash equivalents	$479,906	$328,841
Receivables	36,916	36,787
Investment securities	370,615	143,112
Partnership securities	144,563	86,409
Deferred tax assets, net	91,263	99,240
Deferred sales commissions	36,469	49,891
Long-term debt	525,000	150,000
Cash flows for the nine months ended September 30, 2007 and 2006 are shown below:

	September 30,
(in thousands)	2007	2006
Cash flow data:
Net cash provided by operating activities	$151,410	$178,984
Net cash used in investing activities	(248,985)	(9,951)
Net cash provided by (used in) financing activities	248,640	(85,761)
Net cash provided by operating activities was $151.4 million for the nine months ended September 30, 2007 and was primarily comprised of income before minority interest and income taxes of $132.8 million and net changes in working capital.
The payment of deferred sales commissions by us to financial intermediaries who sell Class B and C shares of our open-end funds was $7.8 million for the nine months ended September 30, 2007. We expect that the payment of deferred sales commissions will vary in proportion to future sales of Class B and C shares of open-end funds and that these commissions will continue to be funded by cash flows from operations.
Net cash used in investing activities was $249.0 million for the nine months ended September 30, 2007 and was primarily due to $192.7 million in net purchases of investment securities, principally comprised of products managed by us. During the first nine months of 2007, we made investments of $191 million into mutual funds, including $30 million into each of our new open-end fund offerings, the Calamos Global Equity Fund and the Calamos Total Return Bond Fund. Net changes in partnership securities during the nine months ended September 2007 of $48.1 million was primarily the result of our investment into Calamos Market Neutral Fund LP of $50 million.
Net cash provided by financing activities was $248.6 million for the nine months ended September 30, 2007. During the third quarter of 2007, we received net proceeds of $373.0 million after debt offering costs from our issuance of $375 million aggregate principal senior unsecured notes, which were issued to develop and invest in our products, including new and existing mutual funds and alternative products, and for general corporate purposes. This was partially offset by distributions to minority shareholders of $68.6 million, including distributions for their tax liabilities of $43.2 million, as well as dividends paid to common shareholders of $7.5 million. Additionally, the Company repurchased 2,000,000 shares of its Class A common stock at an aggregated cost of $48.1 million during 2007.
In July 2007, Calamos Holdings LLC (Holdings) completed a private debt offering of $375 million aggregate principal amount of senior unsecured notes in three series, consisting of $197 million of 6.33% notes due July 15, 2014, $85 million of 6.52% notes due July 15, 2017 and $93 million of 6.67% notes due July 15, 2019. The aggregate average interest rate on the notes is 6.46% for the first seven years and 6.49% over the life of the notes. Under the note purchase agreement governing the terms of these notes, Holdings must maintain certain consolidated net worth, leverage and interest coverage ratios. The note purchase agreement also contains other covenants that, among other things, restrict the ability of Holdings’ subsidiaries to incur debt and restrict the ability of Holdings or its subsidiaries to create liens and to merge or consolidate, or sell or convey all or substantially all of Holdings’ assets. As of September 30, 2007 we were in compliance with all covenants.
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

Critical Accounting Policies
Our significant accounting policies are described in note 3 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006. A discussion of critical accounting policies is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2006. There were no significant changes in our critical accounting policies during the nine months ended September 30, 2007.
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
Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to: adverse changes in applicable laws or regulations; downward fee pressures and increased industry competition; risks inherent to the investment management business; the loss of revenues due to contract terminations and redemptions; our ownership and organizational structure; general declines in the prices of securities; catastrophic or unpredictable events; the loss of key executives; the unavailability of third-party retail distribution channels; increased costs of and timing of payments related to distribution; failure to recruit and retain qualified personnel; a loss of assets, and thus revenues; fluctuation in the level of our expenses; poor performance of our largest funds; damage to our reputation; and the extent and timing of any share repurchases. Further, the value and composition of our assets under management are, and will continue to be, influenced by a variety of factors including, among other things: purchases and redemptions of shares of the open-end funds and other investment products; fluctuations in the financial markets around the world that result in appreciation or depreciation of assets under management; our introduction of new investment strategies and products; our ability to educate our clients about our investment philosophy and provide them with best-in-class service; the relative investment performance of our investment products as compared to competing offerings and market indices; competitive conditions in the mutual fund, asset management and broader financial services sectors; investor sentiment and confidence; and our decision to open or close products and strategies when deemed to be in the best interests of our clients. Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006 discusses some of these and other important factors in detail under the caption “Risk Factors.”
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
An analysis of our market risk was included in our Annual Report on Form 10-K for the year ended December 31, 2006. While there were no material changes to the Company’s market risk during the nine months ended September 30, 2007, the amount of long-term debt and investment securities has increased materially from year end.
In July 2007, we issued $375 million aggregate principal senior unsecured notes, with three series consisting of $197 million of 6.33% notes due July 15, 2014, $85 million of 6.52% notes due July 15, 2017 and $93 million of 6.67% notes due July 15, 2019. As these notes have fixed interest rates, we do not believe that they have any interest rate risk.
We are subject to market risk due to a decline in the prices of investment securities. We own investment securities primarily comprised of mutual funds that we manage. At September 30, 2007, the fair value of these investment securities was $370.6 million. Assuming a 10% increase or decrease in the value of these investments, the fair value would increase or decrease by $37.1 million at September 30, 2007.
Item 4. Controls and Procedures
Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2007, and has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
There were no changes in the Company’s internal control over financial reporting that occurred during our third quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
In the normal course of business, we may be subject to various legal proceedings from time to time. Currently, there are no material legal proceedings pending against us.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On October 19, 2006, the Board of Directors authorized the company to repurchase up to 2.0 million shares of Class A common stock. During the quarter, the Company repurchased the remaining shares available under this program as follows:

			(c)	(d)
			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
	(a)	(b)	Part of Publicly	be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plans or
	Shares Purchased	Per Share	Programs	Programs
July 1 – July 31, 2007	—	$—	—	1,212,200
August 1 – August 31, 2007	1,212,200	24.10	1,212,200	—
September 1 – September 30, 2007	—	—	—	—

Total	1,212,200	$24.10	1,212,200	—

In October 2007, the Board of Directors authorized the Company to repurchase up to 2 million shares of Class A common stock. No shares have been repurchased under this program as of November 7, 2007.

Item 6. Exhibits

3(i)	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2004).

3(ii)	Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2005).

3(iii)	Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2007).

3(iv)	Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2007).

4.1	Stockholders’ Agreement among John P. Calamos, Sr., Nick P. Calamos and John P. Calamos, Jr., certain trusts controlled by them, Calamos Family Partners, Inc. and the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 3, 2004).

4.2	Registration Rights Agreement between Calamos Family Partners, Inc., John P. Calamos, Sr. and the Registrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 3, 2004).

4.3	Note Purchase Agreement, dated as of July 13, 2007, by and among Calamos Holdings LLC and various institutional investors (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2007).

10.1	Transition Agreement, dated as of August 7, 2007, by and among Calamos Asset Management, Inc., Calamos Advisors LLC, Calamos Holdings LLC and Patrick H. Dudasik.

10.2	Transition Agreement, dated as of September 5, 2007, by and among Calamos Asset Management, Inc., Calamos Advisors LLC, Calamos Holdings LLC and James S. Hamman, Jr.

31.1	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

31.2	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALAMOS ASSET MANAGEMENT, INC. (Registrant)
Date: November 7, 2007	By:	/s/ Patrick H. Dudasik
Patrick H. Dudasik
Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer