Form 10-K
period 2007-12-31
Calamos Asset Management, Inc. /DE/
filed 2008-03-03
CIK 1299033

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of common stock held by non-affiliates (assuming that all directors and executive officers are affiliates) on June 29, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was $573.0 million.

At February 25, 2008, there were 20,101,150 shares of Class A common stock and 100 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III — Portions of the definitive proxy statement for our Annual Meeting of Shareholders on May 23, 2008, as specifically described herein.

PART I

Item 1.	Business

In this report, unless the context otherwise requires, references to “we,” “us,” “our” and “our company” refer to Calamos Asset Management, Inc., a Delaware corporation incorporated on July 23, 2004, and its consolidated subsidiaries, including Calamos Holdings LLC and the operating company subsidiaries of Calamos Holdings LLC.

Unless the context otherwise requires:

“Calamos Advisors” refers to Calamos Advisors LLC, a Delaware limited liability company, investment advisor registered with the U.S. Securities and Exchange Commission (SEC) and wholly owned subsidiary of Calamos Holdings LLC. Calamos Advisors acts as an investment advisor in managing our separate accounts and mutual funds;

“Calamos Family Partners” refers to Calamos Family Partners, Inc., a Delaware corporation, and our predecessor holding company. Calamos Family Partners is a private firm owned by members of the Calamos family and owns all the outstanding shares of our Class B common stock;

“Calamos Global Funds” and “Offshore Funds” refer to Calamos Global Funds PLC, an Ireland-domiciled open-end umbrella company consisting of Undertakings for Collective Investment in Transferable Securities (UCITS), which are registered in the Republic of Ireland;

“Calamos Financial Services” refers to Calamos Financial Services LLC, a Delaware limited liability company and broker-dealer registered under the Securities Exchange Act of 1934, as amended, and a wholly owned subsidiary of Calamos Holdings LLC. Calamos Financial Services acts as the sole distributor of our family of open-end mutual funds and of the Offshore Funds; and

“Calamos Interests” refers to Calamos Family Partners and John P. Calamos, Sr., the Chairman of the Board, Chief Executive Officer and Co-Chief Investment Officer of the Corporation. Mr. Calamos also holds the controlling interest in Calamos Family Partners.

The other operating company subsidiaries of Calamos Holdings LLC are Calamos Partners LLC, a registered investment advisor that provides investment management services primarily related to alternative investment products, and Calamos Wealth Management LLC, a registered investment advisor that provides wealth management services, including asset allocation, to high net worth individuals, family offices and foundations. Calamos Property Management LLC is also a subsidiary of Calamos Holdings LLC and was established to provide real estate investment services.

The assets under management and other financial data presented in this report with respect to the mutual funds that we manage include the Calamos Growth and Income Portfolio, which is a portfolio of the Calamos Advisors Trust, a registered open-end investment company. However, references to the terms “mutual funds” and “open-end funds” in this report do not otherwise include this portfolio.

Overview

For over 30 years, we have provided investment advisory services to institutions and individuals, managing $46.2 billion in client assets at December 31, 2007. We have consistently applied an investment philosophy and proprietary process centered on risk management across an expanding range of investment strategies, including equity, balanced, convertible, high yield, alternative, fixed income and money market investments. We believe this disciplined adherence to our investment philosophy and process has enabled us to deliver superior risk-adjusted returns over the long term, which we define as investment returns that are superior to performance benchmarks with an equal or lower level of assumed risk.

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

We believe our investment performance, broad range of investment strategies, diverse product offerings, emphasis on client service and sales efforts have allowed us to grow our assets under management and revenues and have positioned us for continued growth. Our assets under management increased from $12.9 billion at December 31, 2002 to $46.2 billion at December 31, 2007. We manage our company, including staffing levels and the commitment of resources, to accommodate both current activities and expected long-term growth in various areas, including investment management, sales and client servicing.

The Class A common stock of Calamos Asset Management, Inc. trades on the NASDAQ Stock Market LLC under the symbol CLMS. We have paid a quarterly dividend each quarter since the first quarter of 2005.

Business Strategy

We are first and foremost an investment firm that strives to deliver superior risk-adjusted returns over the long term. Our business strategy is designed to ensure we maintain and build upon our investment focus. We apply a team approach to investment research and portfolio management, which allows us to significantly leverage our investment talent. Our franchise is built upon a consistent investment philosophy and process that has produced superior risk-adjusted investment performance over the long term and driven significant growth in assets under management.

Indeed, our goal is to continue to grow our business by diversifying the assets we manage by investment strategy, product, service and type of client within our core competencies. We have selectively created complementary investment products over the years in order to take advantage of market opportunities for attractive risk-adjusted returns. Key to executing this strategy is our emphasis on building our capabilities in order to support growth, improving client responsiveness and positioning our business for expansion. In 2007, we continued to improve the caliber and scope of our capabilities in portfolio management, sales, marketing and other functions.

In executing our business strategy, managing historical growth and planning for future growth, we have been, and will continue to be, guided by the following principles:

Maintain Superior Investment Performance

We have developed proprietary research capabilities, including an expertise in valuing companies, taking into consideration their total capital structure. We have a resulting record of achieving high, risk-adjusted returns over the long term for the mutual funds and separate accounts that we manage. As of December 31, 2007, Lipper ranked our Growth Fund as the number 3 multi-cap growth fund for 10 years, our Market Neutral Income Fund as the number 1 equity market-neutral fund for 10 years and our Global Growth and Income Fund as the number 9 global multi-cap core fund for 10 years.(1) Our strategy is to maintain our performance by consistently applying our investment philosophy and process while actively managing our strategies to maintain a stable balance of risk and reward over the full course of a market cycle. We are equally mindful of protecting our clients’ assets during changing market conditions. Accordingly, we have chosen to expand our product offerings selectively and have closed, and expect to continue to close, products to new investments during periods when we do not believe satisfactory risk-adjusted returns can be achieved with additional client funds.

(1) Source: Lipper: As of 12/31/07: Growth Fund: #71 for 1 year and #65 for 5 years among 518 and 339 multi-cap growth funds, respectively; Market Neutral Income Fund: #25 for 1 year and #4 for 5 years among 63 and 17 equity market-neutral funds, respectively; Global Growth and Income Fund: #19 for 1 year and #15 for 5 years among 74 and 32 global multi-cap core funds, respectively. Lipper rankings of funds are based on net total return performance with dividends reinvested and do not take into account or reflect sales charges; if the rankings did reflect sales charges, the results might be less favorable. Each fund is ranked within a universe of funds similar in investment objective as determined by Lipper. All Lipper rankings of the open-end funds managed by Calamos Advisors cited in this report are for Class A shares of those funds. The other classes of shares of those funds may have different performance characteristics. The ratings and rankings included in this annual report on Form 10-K are subject to change without notice and are based on past performance, which may not be predictive of future results.

Focus on Clients, With an Emphasis on Serving Long-Term Investors

A guiding principle is to have our clients’ best interests in mind and to work diligently and professionally to outperform client expectations in performance and service. We strongly believe that the success of our company is a byproduct of our success in helping clients achieve their investment objectives. In particular, we seek to attract, develop and maintain long-term client relationships by providing excellent client service, including educating investors about our investment philosophy and process.

During the second, third and fourth quarters of 2007, Calamos Client Service was designated with a 5-Star performance rating for overall telephone quality by the National Quality Review (NQR). The NQR transaction and telephone service review processes are designed to evaluate the quality of client service and to produce a basis for continuous improvement. Under this system, 5-Star performance is defined as the statistical performance range for NQR’s top quartile companies. The performance range is computed annually using four quarters of data from NQR’s top quartile companies in that given year. Companies whose 4-quarter rolling averages for overall telephone quality are in the 5-Star performance range are noted as 5-Star performers on a quarterly basis.

Selectively Expand Our Investment Strategies

Since the introduction of our first convertible strategy in 1977, we have expanded our product offerings. In 1990, we introduced our first equity strategy and in subsequent years broadened our investment offerings to include high yield, large cap, total return, international, equity-oriented alternative, fixed income and money market investment strategies. Each expansion has been based on our core competency in investment research and portfolio management, which generally is based on internal expertise, but may from time to time require us to recruit investment talent in other areas, such as fixed income. In 2007, we introduced a global equity fund, a total return bond fund and a government money market fund. We will continue to expand our investment strategies selectively in areas where we judge we can produce attractive risk-adjusted returns over the long term, including alternative investment offerings. We believe that by doing so, we can enhance our ability to increase assets under management and revenues.

To ensure we are aligned with our clients, our policy has been to invest with our clients. At December 31, 2007, we had a total of $728 million invested in our investment strategies. We also view managing our corporate investment portfolio, which is part of our broader strategy to expand and diversify our business, as a way to produce a stable stream of income that in turn allows us to invest in and expand our company.

Expand Our Distribution Relationships

Our first institutional account mandate was initiated in 1981 for a pension fund account that remains a client today. In the late 1980s, we became one of the first participants in the broker-sponsored managed account business. In 2002, we launched the first of our five closed-end funds. As we have done in the past, we strive to expand our presence in distribution channels that best deliver our strategies to long-term investors in order to grow our client base, assets under management and revenues. In recent years, we have placed greater emphasis on a) institutional investors, including private pension funds, public funds, endowment funds, banks and insurance companies; b) family offices, private foundations and high net worth investors; and c) 401(k) platforms, broker consultants, broker-dealers, financial planners and other channels for mutual funds and managed account products. In 2008, as part of our ongoing efforts to expand our distribution opportunities and client base, we plan to focus on the institutional market, retirement platforms and high net worth opportunities, and selectively increase the number of intermediaries that distribute Calamos products domestically and abroad.

Expand and Diversify Our Client Base

We are working to expand and diversify our client base, both inside and outside the United States. In the U.S., in addition to expanding our distribution relationships as described above, we see opportunities to expand our wealth management business, which dates back to 1977. In 2008, we expect to continue to expand our newly formed wealth management subsidiary and to develop a wealth management platform that, over time, will offer an array of investment products and value-added services. Further, we see growth opportunities by expanding fund offerings, including funds domiciled outside the United States to provide non U.S. investors with access to our professional investment capabilities, by growing our managed account relationships and by adding global sales and investment expertise.

We believe that among the most important initiatives to grow our business is our expansion into the non-U.S. markets through the launch of Offshore Funds as we make our strategies available to European, Middle Eastern and Far Eastern investors. Utilizing the strategies of four of our strongest U.S. funds, we offer non-U.S. investors exposure to: Growth Fund, U.S. Opportunities Fund, Global Opportunities Fund, and Global Equity Fund. Calamos has seeded each fund with $50 million.

Capitalize on Our Recognized and Respected Brand

We believe that brand awareness can lead to asset growth and help expand our client base. Over the years, we have been recognized for producing superior long-term investment performance across a range of investment strategies. For example, Consumer Reports named the Calamos Global Growth and Income Fund one of its nine top global funds in January 2007. The Calamos Growth Fund was named as the Top Growth Fund since January 31, 1994 by Investor’s Business Daily in December 2007, and the Calamos International Growth Fund was ranked as one of the top 50 international funds for year-to-date performance by Investment News in December 2007. Our chief investment officers, John P. Calamos, Sr. and Nick P. Calamos, have written books on investments in convertible securities and are recognized experts on investing. They discussed their investment insights on CNBC and Bloomberg TV, among others. We believe that as a public company, we have been able to strengthen the Calamos brand and awareness of our investment philosophy.

Investment Philosophy, Management and Process

Investment Philosophy

We believe that a successful investment philosophy must be consistent and long-term oriented. Our investment philosophy is based on our views about the longer-term trends and economic conditions that affect financial markets. We assume there will always be unforeseen events that will continually test conventional wisdom. We believe we can achieve favorable investment results based on our experience in many market environments, our continued study of economics and financial markets, and our application of a sound investment process that can cope with volatility and risk associated with financial markets. Because of this philosophy, our investment process is focused on risk management. The creation of wealth for our clients over the long term is not solely about producing returns, but about managing risk, which we define as the potential for loss and the variability of investment returns.

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

We make decisions on individual securities in the context of our perspective on macroeconomic themes in the U.S. and across the globe. While the market may not always follow the same pattern every economic cycle, history provides a valuable context for evaluating the risks and opportunities of the current investment environment. Our investment decision-makers have years of experience managing through many market cycles.

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

Members of our investment team participate in a career track system that helps institutionalize our investment process by immersing many analysts and other team members in our system from early in their careers. Additionally, key members of the investment team participate in our incentive compensation plan. Through this plan, investment team members can share in the overall success of our company. As of year-end 2007, our investment management team included 75 members focused on portfolio management and research, trading, portfolio administration and developing analytical models. To accommodate the diversification and growth of our investment strategies, we intend to continue hiring investment professionals who can complement and add to our core competencies.

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

Investment Strategies

The following table describes our investment strategies and corresponding assets under management at December 31, 2007 (in billions).

Equity	$22.7	Invests in a range of U.S. and global companies of various market capitalization under both growth and value disciplines
Balanced	14.1	Invests in dynamic blend of convertible securities, equities and high yield securities, both in the U.S. and globally
Convertible	4.7	Invests primarily in convertible securities
High Yield	2.8	Invests in high yield securities or “junk bonds,” as well as higher-yielding convertible securities
Alternative	1.7	Invests in non-traditional strategies, including market neutral, convertible arbitrage and leveraged equity, among others
Fixed Income	0.1	Invests in U.S. investment-grade bond market, as well as international high-yield securities
Money Market	0.1	Invests exclusively in U.S. Government Agency obligations and repurchase agreements collateralized by U.S. Government Agency obligations and excludes $0.8 of our mutual funds’ short term cash.

Total	$46.2

Investment Products

We market our investment strategies to our clients through a variety of products designed to suit their individual investment needs. We currently offer five types of investment products that fall into the categories of mutual funds and separate accounts.

Mutual Funds

Mutual funds are pools of funds collected from many investors and include open-end funds and closed-end funds registered under the Investment Company Act of 1940, as amended, as well as our Offshore Funds. We include the Offshore Funds in open-end funds for reporting purposes.

Open-End Funds

At December 31, 2007, we had $27.4 billion of assets under management in open-end funds, representing approximately 59% of our total assets under management. Open-end funds are continually offered and are not listed on an exchange. Open-end funds issue new shares for purchase, unless they are closed to new investors, and redeem shares from those shareholders who sell. The share price for purchases and redemptions of open-end funds is determined by each fund’s net asset value, which is calculated at the end of each business day.

We introduced our first open-end fund, the Calamos Convertible Fund, in 1985. We have since expanded our open-end fund products and services to invest in securities worldwide and to include equity, balanced, high yield, convertible, alternative, fixed income and money market strategies that we believe offer attractive risk-adjusted return potential. In 2007, we introduced a global equity fund, a government money market fund and a total return bond fund. Additionally, in 2007, we established Calamos Global Funds PLC, an Ireland-domiciled open-end umbrella company consisting of Undertakings for Collective Investment in Transferable Securities (UCITS), also referred to as Offshore Funds, which are registered in the Republic of Ireland. We include the Offshore Funds in open-end funds for reporting purposes. As of year-end 2007, we acted as the investment advisor to 13 open-end funds offered to customers primarily through financial intermediaries and to the Offshore Funds. We expect to continue to seek opportunities to expand and develop the investment strategies offered in our open-end fund products as market conditions change.

Calamos Advisors manages the strategies of each of the open-end funds with the goal of achieving higher returns than their respective benchmarks over the long term, but with less risk than that of the broad market. To do so, our investment team focuses on maintaining each strategy’s distinct balance between risk and return throughout the full course of the market cycle. The following table provides the assets under management for each open-end fund managed as of December 31, 2007:

	Assets Under
Fund and	Management at
Ticker Symbol	December 31, 2007	Year of
(A Shares)	(in billions)	Inception	Description

Growth CVGRX	$16.1	1990	Seeks long-term capital growth by investing in domestic equities identifying companies with higher growth relative to peers
Blue Chip CBCAX	0.1	2003	Seeks long-term capital growth by investing in equities of larger, established U.S. companies with balance sheet strength, which can help mitigate downside risk
Value CVAAX	0.1	2002	Seeks long-term capital growth by investing in the equities of domestic companies that are trading well below their intrinsic values but possess identifiable potential catalysts that can spur them to normal levels
International Growth CIGRX	0.5	2005	Seeks long-term capital growth by targeting securities of non-U.S. companies that demonstrate acceleration in revenue growth, earnings growth and return on capital
Global Equity CAGEX	0.1	2007	Seeks long-term capital growth by investing in global securities of companies with balance sheet strength
Global Growth and Income CVLOX	1.4	1996	Seeks high long-term total return through capital appreciation and current income, while offering a defensive approach to equity exposure by strategically allocating stocks, convertible and fixed-income securities among countries and security types
Multi-Fund Blend CMQAX	n/a	2006	As a fund of three Calamos funds, seeks long-term capital growth and, secondarily, current income by investing in the I shares of the Growth Fund, Global Growth and Income Fund, and Value Fund
Growth and Income CVTRX	6.2	1988	Seeks high long-term total return through growth and current income by allocating investments among equity, convertible and fixed-income securities
High Yield CHYDX	0.2	1999	Seeks the highest level of current income obtainable with reasonable risk, with a secondary objective of capital appreciation, by combining higher-yielding fixed income and convertible securities to achieve greater equity sensitivity than a traditional non-convertible fixed income allocation
Total Return Bond CTRAX	0.1	2007	Seeks total return, consistent with preservation of capital, by investing across the broad sectors of the U.S. investment-grade bond market, as well as international high-yield securities
Convertible (1) CCVIX	0.7	1985	Seeks current income, with a secondary objective of capital growth, by investing in convertible securities issued by both U.S. and foreign companies
Market Neutral Income CVSIX	1.6	1990	Seeks high current income consistent with stability of principal by dynamically combining complementary income-producing strategies such as convertible arbitrage and covered call writing
Government Money Market CGIXX	0.1	2007	Seeks current income consistent with liquidity and stability of capital, by investing exclusively in U.S. Government Agency obligations and repurchase obligations collateralized by U.S. Government Agency obligations
Calamos Global Funds	0.2	2007	Four funds offered to non U.S. investors, including the Calamos Growth Fund, the Calamos U.S. Opportunities Fund, the Calamos Global Opportunities Fund and the Calamos Global Equity Fund

Total	$27.4

(1)	Closed to new investments, effective April 30, 2003.

At December 31, 2007, 83% of the $26.4 billion of open-end fund assets we manage that have an overall Morningstar rating were rated “four stars” or “five stars” by Morningstar. These ratings are based on past performance, which may not be predictive of future results.(2)

Closed-End Funds

At December 31, 2007, we had $7.4 billion of assets under management in closed-end funds, representing approximately 16% of our total assets under management. Closed-end funds typically sell a finite number of shares to investors through underwritten public offerings, unlike open-end funds, which continually offer new shares to investors. After the public offerings, investors buy and sell those shares to other investors through an exchange or broker-dealer market.

We introduced our first closed-end fund, the Calamos Convertible Opportunities and Income Fund (NYSE: CHI), in 2002. With this fund, we were among the first managers to combine different asset classes in a single closed-end offering, seeking to enhance returns and limit risk. We have since expanded our closed-end fund products and currently act as the investment advisor to five closed-end funds, each of which trades on the New York Stock Exchange.

In 2007, we launched the Calamos Global Dynamic Income Fund (NYSE:CHW) which raised nearly $1.2 billion from its initial public offering and preferred shares issuance. As market conditions warrant, we expect to expand our existing closed-end funds through secondary or rights offerings, or both, and to introduce new closed-end funds that we believe will offer attractive risk-adjusted return potential.

	Assets Under
	Management at
	December 31, 2007	Year of
Fund and Ticker	(in billions)	Inception	Description

Convertible Opportunities and Income CHI	$1.1	2002	Seeks total return through a combination of capital appreciation and current income by investing in convertible and non-convertible fixed-income securities

Convertible and High Income CHY	1.4	2003	Seeks total return through a combination of capital appreciation and current income by investing in convertible and high-yield fixed-income securities

Strategic Total Return CSQ	3.5	2004	Seeks total return through a combination of capital appreciation and current income by investing in equity, convertible and high-yield fixed-income securities

Global Total Return CGO	0.2	2005	Seeks total return through a combination of capital appreciation and current income by investing in a globally diversified portfolio of equity, convertible and high-yield fixed-income securities

Global Dynamic Income CHW	1.2	2007	Seeks total return through high level of current income and capital appreciation by investing in equity and fixed-income securities, and alternative investments around the world

Total	$7.4

(2) Overall Morningstar ratings of mutual funds reflect historical risk-adjusted performance as of a particular date and are subject to change every month and are calculated from a fund’s three-, five- and 10-year average annual returns, as available, in excess of 90-day T-bill returns with appropriate fee adjustments and a risk factor that reflects fund performance below 90-day T-bill returns. The top 10% of the funds in an investment category receive five stars, the next 22.5% receive four stars, the next 35% receive three stars, the next 22.5% receive two stars and the last 10% receive one star. Each share class of a fund is counted as a fraction of one fund within this scale and rated separately, which may cause slight variations in the distribution percentages. All overall Morningstar ratings of the open-end funds managed by Calamos Advisors cited in this report are for Class A shares of those funds. The other classes of shares of those funds may have different performance characteristics. The ratings and rankings included in this annual report on Form 10-K are subject to change without notice and are based on past performance, which may not be predictive of future results.

Each of our closed-end funds currently employs leverage in its capital structure by issuing preferred shares; however, while we continually assess our use of leverage, certain market conditions are not conducive to executing this strategy. With leverage, we seek to generate additional dividend potential for the common shareholders based on historical differences between short-term and long-term taxable interest rates. The dividends paid to preferred shareholders are generally based on short-term interest rates, while the proceeds from issuing preferred shares are invested by the funds in longer-term taxable securities.

Separate Accounts

Separate accounts are individual portfolios of securities managed to meet clients’ unique needs and include institutional accounts, managed accounts and alternative investments.

Institutional Accounts

At December 31, 2007, we had $5.2 billion of assets under management in institutional accounts, representing approximately 11% of our total assets under management. Institutional accounts are separately managed accounts for certain investors, such as private pension funds, public funds and endowment funds, offered through consultants, broker-dealer intermediaries and directly by us. We have nearly 370 institutional accounts, including commingled funds and sub-advised relationships.

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

Managed Accounts

At December 31, 2007, we had $6.0 billion of assets under management in managed accounts, representing approximately 13% of our total assets under management. Our more than 22,000 managed accounts are individual portfolios of securities offered primarily through 17 national and regional broker-dealer platforms.

We first introduced a managed account through a broker-dealer sponsored platform in 1989. Since initially offering convertible investment strategies to our managed account customers, we have broadened our mandates to include balanced, equity, and high yield investment strategies. Currently, our convertible strategies remain closed to new accounts.

Alternative Investments

At December 31, 2007, we had $140 million of assets under management in alternative investment products, representing less than 1% of our total assets under management. Alternative investment products include private investment vehicles, primarily hedge funds, offered directly by us to qualified individual and institutional investors.

Building upon our expertise in risk management, we introduced our first alternative investment product in 1988. In early 2007, we launched a market neutral opportunities fund for qualified investors; we also offer an equity-oriented alternative investment product. We believe that the combination of our investment team approach and analytical resources give us the ability to excel further in this arena, particularly in specialized and underserved market segments. Based on the investment opportunities we see, we may develop other alternative investment products under a variety of strategies.

Other Advisory Services

Wealth Management

At December 31, 2007, we had approximately 550 wealth management clients representing more than $830 million of assets under management, which are reported in their respective underlying investment products. We provide wealth management services, including asset allocation, to high net worth individuals, family offices and foundations. Our wealth management group offers customized asset allocation advice under the guidance of our investment management team. Our individualized services include offering managed portfolios of mutual funds and separate accounts in both taxable and tax-deferred accounts; developing and executing multi-generational investment policies, asset management and income distribution plans; managing retirement, profit sharing and deferred compensation plans; providing asset allocation and investment management for foundations and endowments; and integrating alternative investments into a comprehensive financial plan.

We support our wealth management clients with a dedicated team of relationship managers and client servicing staff. In addition, we have dedicated business development officers engaged in cultivating new business opportunities through a national network of high net worth professional advisors, family offices, private foundations and select referral platforms.

Investor Services

Calamos Financial Services offers investment guidance and account support to self-directed investors who hold more than $200 million of Calamos open-end funds. Our investor services center within our headquarters assists investors in answering questions about their accounts and Calamos investment products.

Distribution Relationships

We distribute the Calamos open-end funds, closed-end funds and managed accounts primarily through financial intermediaries. We have developed an extensive network of third-party financial intermediaries, and our products are structured to meet their needs and those of their clients. Our sales professionals are located across the United States, and they act in a consultative role to provide our clients with value-added services. In recent years, they have focused on 401(k) platforms, broker consultants, broker-dealers, financial planners and other channels for mutual funds and managed account products. We intend to grow our intermediary business through selective intermediary relationships, and we opportunistically seek to introduce new products that best deliver our investment strategies to investors through these distribution channels.

Client accounts held at our top ten financial intermediaries represented approximately 59% of our assets under management as of December 31, 2007.

Other Considerations

Technology and Intellectual Property

We consider technology to be a competitive advantage in the investment process. Our investment approach demands tailored outputs for all aspects of the investment process, including risk management, security analysis and trade processing. As a result, our use of in-house developed and third-party technology and software enables customization of systems across our company. Our quantitative investment tools, including our proprietary Calamos Corporate System, or CCS, continue to be enhanced by our separate research development team, which reports to our chief investment officers. Our internal investment-related systems are geared to the principles that guide our investment process, allowing for a more seamless integration of security analysis, trade processing, accounting and portfolio administration of our more than 22,400 accounts. Elsewhere, where competitive advantages do not exist, such as trade order processing and portfolio accounting, we look to leverage third-party applications for cost efficiency.

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

Regulatory Environment

Virtually all aspects of our businesses are subject to extensive regulation, both with respect to United States laws in connection with our domestic business lines and with respect to certain offshore jurisdictional laws, particularly in Europe, in connection with our international business lines. In the United States, regulations exist at both the federal and state level, as well as by self-regulatory organizations. These laws and regulations are primarily intended to protect investment advisory clients and shareholders of registered investment companies. Under these laws and regulations, agencies that regulate investment advisors have broad administrative powers, including the power to limit, restrict or prohibit an investment advisor from carrying on its business in the event that it fails to comply with such laws and regulations. Possible sanctions that may be imposed include the suspension of individual employees, limitations on engaging in certain lines of business for specified periods of time, revocation of registrations, censures and fines. Calamos Global Funds PLC, an Undertakings for Collective Investment in Transferable Securities, or UCITS, advised by Calamos Advisors is subject to the Irish Financial Services Regulatory Authority.

Calamos Advisors, Calamos Partners and Calamos Wealth Management are registered as investment advisors with the Securities and Exchange Commission, or SEC. As registered advisors, they are subject to the requirements of the Investment Advisers Act, and the SEC’s regulations thereunder, as well as to examination by the SEC’s staff. The Investment Advisers Act imposes substantive regulation on virtually all aspects of their business and its relationship with its clients. Applicable requirements relate to, among other things, fiduciary duties to clients, engaging in transactions with clients, maintaining an effective compliance program, performance fees, solicitation arrangements, conflicts of interest, advertising, and recordkeeping, reporting and disclosure requirements. Calamos Asset Management is not an investment company however the mutual funds Calamos Advisors manages are registered with the SEC under the Investment Company Act. The Investment Company Act imposes additional obligations, including detailed operational requirements for both the funds and their advisor. Moreover, an investment advisor’s contract with a registered fund may be terminated by the fund on not more than 60 days’ notice, and is subject to annual renewal by the fund’s board after an initial two-year term. As discussed below, both the Investment Advisers Act and the Investment Company Act regulate the “assignment” of advisory contracts by the advisor. The SEC is authorized to institute proceedings and impose sanctions for violations of the Investment Advisers Act and the Investment Company Act, ranging from fines and censures to termination of an investment advisor’s registration. The failure of Calamos Advisors, Calamos Partners, Calamos Wealth Management or the registered funds advised by Calamos Advisors to comply with the requirements of the SEC could have a material adverse effect on us.

We are also subject to the federal and state laws affecting corporate governance, including the Sarbanes-Oxley Act of 2002 and rules promulgated by the SEC. In addition, because our Class A Common Stock is listed on the

NASDAQ Stock Market LLC, we are subject to the rules of NASDAQ, including the corporate governance listing standards approved by the SEC.

In its capacity as a broker-dealer, Calamos Financial Services is subject to regulations that cover all aspects of its business, including sales practices, the capital structure of securities firms, recordkeeping and the conduct of directors, officers and employees. Violation of applicable regulations can result in the revocation of broker-dealer licenses, the imposition of censure or fines and the suspension or expulsion of a firm, its officers or employers. Calamos Financial Services also is required to maintain certain minimum net capital and cash reserves for the benefit of its customers.

Under the rules and regulations of the SEC promulgated pursuant to the federal securities laws, Calamos Advisors, Calamos Partners, Calamos Financial Services and Calamos Wealth Management are subject to periodic examination by the SEC. Calamos Financial Services also is subject to periodic examination by the Financial Industry Regulatory Authority or FINRA.

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

Employees

At December 31, 2007, we had approximately 430 full-time employees.

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

Business Risks

We caution the reader that the following business risks and those risks described elsewhere in this report and our other SEC filings, could cause our actual results to differ materially from expectations stated in our forward-looking statements.

Risks Related to Our Industry

Changes in laws or regulations or in governmental policies could limit the sources and amounts of our revenues, increase our costs of doing business, decrease our profitability and materially and adversely affect our business.

Our business is subject to extensive regulation. In the United States regulations exist primarily at the federal level, including regulation by the SEC under the Investment Company Act of 1940, as amended, and the Investment Advisers Act of 1940, as amended, by the Department of Labor under the Employee Retirement Income Security Act of 1974, as amended, or ERISA, as well as regulation by the Financial Industry Regulatory Authority, or FINRA and state regulators. Calamos Asset Management is not an investment company however the mutual funds managed by Calamos Advisors are registered with the SEC as investment companies under the Investment Company Act. The Investment Advisers Act imposes numerous obligations on investment advisors, including record-keeping, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities. The Investment Company Act imposes similar obligations, as well as additional detailed operational requirements, on registered investment companies and investment advisors. Industry regulations are designed to protect our clients and investors in our funds and other third parties who deal with us and to ensure the integrity of the financial markets. They are not designed to protect our stockholders. Changes in laws or regulations or in governmental policies could limit the sources and amounts of our revenues, increase our costs of doing business, decrease our profitability and materially and adversely affect our business. Further, our failure to comply with applicable laws or regulations could result in fines, censure, suspensions of personnel or other sanctions, including revocation of our registration as an investment advisor or broker-dealer.

The asset management business is intensely competitive.

We are subject to competition in all aspects of our business from asset management firms, mutual fund companies, commercial banks and thrift institutions, insurance companies, hedge funds, exchange traded funds, brokerage and investment banking firms, and other financial institutions including multinational firms and subsidiaries of diversified conglomerates.

Many of these financial institutions have substantially greater resources than we do and may offer a broader range of financial products across more markets. Some operate in a different regulatory environment than we do which may give them certain competitive advantages in the investment products and portfolio structures that they offer. We compete with other providers of investment advisory services primarily based on the availability and objectives of the investment portfolios offered, investment performance, and the scope and quality of investment advice and other client services. Some institutions have proprietary products and distribution channels that make it more difficult for us to compete with them. We believe that competition within the investment management industry will increase as a result of consolidation and acquisition activity and because new competitors face few barriers to entry. Most of our investment portfolios have sales or redemption fees, which means that investors may be more willing to transfer assets to competing funds.

If current or potential customers decide to use one of our competitors, we could face a significant decline in market share, assets under management, revenues, and net income. If we are required to lower our fees in order to remain competitive, our net income could be significantly reduced because some of our expenses are fixed, especially over shorter periods of time, and others may not decrease in proportion to the decrease in revenues.

To the extent we are forced to compete on the basis of price, we may not be able to maintain our current fee structure.

The investment management business is highly competitive and has relatively low barriers to entry. To the extent we are forced to compete on the basis of price, we may not be able to maintain our current fee structure. Although our investment management fees vary from product to product, historically we have competed primarily on the performance of our products and service, and not on the level of our investment management fees relative to those of our competitors. In recent years, however, there has been a trend toward lower fees in the investment management industry. In order to maintain our fee structure in a competitive environment, we must be able to continue to provide clients with investment returns and service that make investors willing to pay our fees. In addition, the board of trustees of each mutual fund managed by Calamos Advisors must make certain findings as to the reasonableness of its fees. We cannot be assured that we will succeed in providing investment returns and services that will allow us to maintain our current fee structure. Fee reductions on existing or future new business could have an adverse effect on our revenues and results of operations.

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

Substantially all of our revenues are determined by the amount of our assets under management. Under our investment advisory contracts with our clients, the investment management fee we receive is typically based on the market value of assets under management. In addition, we receive asset-based distribution and/or service fees with respect to the open-end funds managed by Calamos Advisors over time pursuant to distribution plans adopted under provisions of Rule 12b-1 under the Investment Company Act. Rule 12b-1 fees typically are based on the market value of assets under management and represented approximately 28% of our revenues for each year ended December 31, 2007, 2006 and 2005. Accordingly, a decline in the prices of securities generally may cause our revenues and net income to decline by either causing the value of our assets under management to decrease, which would result in lower investment advisory and Rule 12b-1 fees, or causing our clients to withdraw funds in favor of investments they perceive to offer greater opportunity or lower risk, which would also result in lower fees. The securities markets are highly volatile and securities prices may increase or decrease for many reasons beyond our control, including economic and political events and acts of terrorism. If a decline in securities prices caused our revenues to decline, it could have a material adverse effect on our earnings.

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

We have a disaster recovery plan to address catastrophic and unpredictable events but we cannot be assured that this plan will be sufficient in responding or ameliorating the effects of all disaster scenarios. If our employees or vendors that we rely upon for support in a catastrophic event are unable to respond adequately or in a timely manner, we may lose clients resulting in a decrease in assets under management with a material adverse effect on revenues and net income.

Risks Related to Our Business

Control by Calamos family members of a majority of the combined voting power of our common stock may give rise to conflicts of interests.

As of December 31, 2007, the Calamos Interests owned approximately 79% of the membership units in Calamos Holdings LLC and all of our Class B common stock, representing more than 97% of the combined voting power of all classes of our voting stock. Pursuant to the terms of our amended and restated certificate of incorporation, Calamos Family Partners, Inc. retains a majority of the combined voting power of our common stock until the number of outstanding shares of our Class B common stock, plus the number of membership units in Calamos Holdings LLC and shares of our Class A common stock held by holders of our Class B common stock, falls below 15% of the total number of outstanding membership units in Calamos Holdings LLC, at which time all outstanding shares of our Class B common stock automatically will convert into shares of our Class A common stock. Accordingly, as long as Calamos Family Partners, Inc. maintains the requisite ownership interests in our Class B common stock and our Class A common stock and in membership units of Calamos Holdings LLC, they will continue to have the ability to elect all of the members of our board of directors and thereby control our management and affairs, including determinations with respect to acquisitions, dispositions, borrowings, issuances of common stock or other securities, and the declaration and payment of dividends on our common stock. In addition, they will continue to be able to determine the outcome of all matters requiring stockholder approval and will continue to be able to cause or prevent a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. The concentration of ownership could deprive our Class A stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately negatively affect the market price of our Class A common stock. As a result of the control exercised by Calamos Family Partners, Inc., none of our agreements with them and other companies controlled by them are deemed to be negotiated on “arm’s length” terms. However, any such agreements since our initial public offering have been approved in accordance with the Conflict of Interests Policy contained in our amended and restated certificate of incorporation.

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

While we continue to diversify and add new distribution channels for mutual funds and managed accounts, a significant portion of the growth in our assets under management in recent years has been accessed through intermediaries. As of December 31, 2007, a majority of our assets under management were attributable to accounts that we accessed through third-party intermediaries. These intermediaries generally may terminate their relationships with us on short notice. Loss of any of the distribution channels afforded by these intermediaries, and the inability to access clients through new distribution channels, could decrease our assets under management and adversely affect our results of operations and growth potential. In addition, in the case of managed accounts offered through intermediaries to their customers, such intermediaries may reduce the fees that they remit to us as part of the arrangements they have with us. A substantial reduction in fees received from third-party intermediaries could have a material adverse affect on our business.

Our ability to operate our company effectively could be impaired if we are unable to attract and retain qualified personnel.

Our investment management business depends on the expertise of our personnel and their ability to work together as an effective team. Our future success depends, to a substantial degree, on our ability to attract and retain qualified personnel. In particular, we anticipate that it will be necessary for us to add investment professionals as we further diversify our investment products and strategies. Competition for employees with the necessary qualifications is intense and we may not be successful in our efforts to recruit and retain the required personnel.

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

As of December 31, 2007, 35% of our assets under management were concentrated in the Calamos Growth Fund, and 39% of our investment management fees were attributable to that fund. As a result, our operating results are particularly exposed to the performance of that fund and our ability to minimize redemptions from and maintain assets under management in that fund. Further, given the size and prominence of the Growth Fund within our company, the performance of the Growth Fund may also indirectly affect the net purchases and redemptions in our other products, which in turn may negatively affect our operating results.

We also may close funds and investment strategies to new investors, which could inhibit our growth and could lead to redemptions by existing investors, and could thereby cause a decrease in our revenues.

We are dependent on Calamos Holdings LLC to distribute cash to us in amounts sufficient to pay our tax liabilities and other expenses.

We are a holding company, and our membership units in Calamos Holdings LLC are our primary asset. We have limited independent means of generating revenues. Calamos Holdings LLC is treated as a partnership for U.S. federal income tax purposes and, as such, is not itself subject to U.S. federal income tax. Instead, its taxable income is allocated on a pro rata basis to Calamos Asset Management, Inc., and the Calamos Interests. Accordingly, we incur income taxes on our proportionate share of any net taxable income of Calamos Holdings LLC, and also incur expenses related to our operations. As the sole manager, we caused and in the future intend to cause Calamos Holdings LLC to distribute cash to its members to the extent necessary to cover their tax liabilities, if any. To the extent we need funds to pay such taxes, or for any other purpose, and Calamos Holdings LLC is unable to provide such funds, it could have a material adverse effect on our business, financial condition or results of operations.

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

We require specialized technology to operate our business and would be adversely affected if our technology became inoperative or obsolete.

We depend on highly specialized and, in many cases, proprietary technology to support our business functions, including, among other functions, securities analysis, securities trading, portfolio management, customer service, accounting and internal financial processes and controls and regulatory compliance and reporting.

All of our technology systems are vulnerable to disability or failures due to hacking, viruses, natural disasters, power failures, acts of war or terrorism, and other causes. Some of our software is licensed from and supported by outside vendors upon whom we rely to prevent operating system failure. A suspension or termination of these licenses or the related support, upgrades and maintenance could cause system delays or interruption. If our technology systems were to fail and we were unable to recover in a timely way, we would be unable to fulfill critical business functions, which could lead to a loss of customers and could harm our reputation. Technological breakdown could also interfere with our ability to comply with financial reporting and other regulatory requirements, exposing us to disciplinary action and to liability to our customers.

In addition, our continued success depends on our ability to adopt new or adapt existing technologies to meet client, industry and regulatory demands. We might be required to make significant capital expenditures to maintain competitive technology. If we are unable to upgrade our technology in a timely fashion, we might lose customers and fail to maintain regulatory compliance, which could affect our results of operations and severely damage our reputation.

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

We may sell additional shares of Class A common stock in subsequent public offerings. We also may issue additional shares of Class A common stock or convertible debt securities. As of December 31, 2007, we had 20,871,982 outstanding shares of Class A common stock.

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

Our principal executive offices are located at 2020 Calamos Court, Naperville, Illinois 60563, where we occupy approximately 150,000 square feet of space under lease agreements with subsidiaries of Calamos Property Holdings LLC, which is owned by the stockholders of Calamos Family Partners, Inc. We have approximately 58,000 square feet of additional office space at different locations in Naperville, Illinois under separate lease agreements with subsidiaries of Calamos Property Holdings LLC.

Item 3.	Legal Proceedings

In the normal course of business, we may be subject to various legal proceedings from time to time. Currently, there are no material legal proceedings pending against us.

Item 4.	Submission Of Matters To A Vote Of Security Holders

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A common stock ($0.01 par value) trades on the NASDAQ Stock Market LLC under the symbol “CLMS.” There is no public market for our Class B common stock ($0.01 par value).

The high and low trade price information for Class A common stock and dividends per share for each class of common stock were:

	Market Price Range				Cash Dividends
	2007		2006		per Share
	High	Low	High	Low	2007	2006

First Quarter	$28.75	$21.89	$39.43	$30.72	$0.11	$0.09
Second Quarter	$26.31	$21.98	$44.10	$26.14	$0.11	$0.09
Third Quarter	$28.53	$20.08	$30.40	$24.23	$0.11	$0.09
Fourth Quarter	$34.61	$25.88	$31.85	$26.42	$0.11	$0.09

On February 22, 2008, there were approximately 57 holders of record of our outstanding Class A common stock and one holder of record of our outstanding Class B common stock. Shares of our Class A common stock are primarily held in “street name” through various brokers.

Calamos Asset Management, Inc. expects to declare and pay quarterly cash dividends during 2008.

Equity Compensation Plan Information
As of December 31, 2007

Number of Securities
Remaining Available
for Future Issuance
	Number of Securities	Weighted-Average	Under Equity
	to be Issued upon	Exercise Price of	Compensation Plans
	Exercise of	Outstanding	(Excluding
	Outstanding Options,	Options, Warrants	Securities Reflected
	Warrants and Rights	and Rights	in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders:
Stock options	1,813,585	$26.35	(1)
Restricted stock units	1,046,270	—	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	2,859,855	$16.71	6,675,297 (1)

(1)	A combined total of 10,000,000 shares of Calamos Asset Management, Inc.’s common stock may be issued under the stock option and restricted stock unit plans. During the twelve months ended December 31, 2007 and 2006, 231,249 shares and 233,599 shares, respectively, were exercised under the restricted stock unit plan.

In October 2007, the Board of Directors authorized the Company to repurchase up to 2 million shares of Class A common stock. The following table summarizes information with respect to purchases made by or on behalf of the company of shares of its common stock.

			(c)	(d)
			Total Number of	Maximum Number
			Shares Purchased as	of Shares that may
	(a)	(b)	Part of Publicly	be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plans or
	Shares Purchased	per Share	Programs	Programs

October 1 — October 31, 2007	—	$—	—	2,000,000
November 1 — November 30, 2007	253,300	27.92	253,300	1,746,700
December 1 — December 31, 2007	198,800	27.54	198,800	1,547,900

Total	452,100	$27.76	452,100	1,547,900

The following graph compares the percentage change in cumulative shareholder return on the company’s common stock with the Standard & Poor’s 500 Index and SNL Asset Manager Index since October 28, 2004 (assuming a $100 investment on October 28, 2004, and the reinvestment of any dividends).

Performance Graph

Total Return Performance

	Period Ended
Index	10/28/04	12/31/04	12/31/05	12/31/06	12/31/07
Calamos Asset Management, Inc.	100.00	135.54	159.57	137.76	155.42

S&P 500 Index	100.00	107.49	110.72	125.80	130.24

SNL Asset Manager Index	100.00	114.57	145.71	168.98	192.36

Item 6.	Selected Financial Data

The following tables set forth our selected historical consolidated financial and other data, as well as financial and other data for our predecessor, Calamos Family Partners, Inc. as of the dates and for the periods indicated. The selected historical consolidated income statement data for the period January 1, 2004 to November 1, 2004 and for the year ended December 31, 2003, and the selected historical consolidated balance sheet data as of December 31, 2003, have been derived from the audited consolidated financial statements of Calamos Family Partners, Inc. (formerly known as Calamos Holdings, Inc.).

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

						Pro Forma
						Combined	Year Ended
	Year Ended December 31,			Nov. 2 to	Jan. 1 to	Year Ended	December 31,
(in thousands, except share data)	2007	2006	2005	Dec. 31, 2004	Nov. 1, 2004	2004	2003
					(Predecessor)		(Predecessor)

Income Statement Data:
Revenues
Investment management fees	$325,395	$329,383	$284,951	$41,787	$168,938	$210,725	$109,052
Distribution and underwriting fees	143,994	151,760	129,250	19,350	79,578	98,928	53,005
Other revenue	4,088	4,029	3,366	633	1,861	2,494	328

Total revenue	473,477	485,172	417,567	61,770	250,377	312,147	162,385
Operating expenses
Employee compensation and benefits	91,039	73,382	61,029	12,537	53,170	65,707	33,657
Distribution expenses	104,227	100,935	79,446	11,040	39,517	50,557	22,576
Amortization of deferred sales commissions	27,249	32,924	31,431	5,109	24,315	29,424	19,879
Marketing and sales promotion	40,833	15,631	14,738	2,263	16,881	19,144	9,184
General and administrative	37,036	31,272	24,829	2,587	11,258	13,845	8,671

Total operating expenses	300,384	254,144	211,473	33,536	145,141	178,677	93,967

Operating income	173,093	231,028	206,094	28,234	105,236	133,470	68,418
Other income (expense), net	29,901	12,381	5,761	1,016	(1,487)	(471)	25

Income before minority interest in Calamos Holdings LLC and income taxes	202,994	243,409	211,855	29,250	103,749	132,999	68,443
Minority interest in Calamos Holdings LLC	156,583	186,631	163,009	22,609	—	22,609	—

Income before income tax	46,411	56,778	48,846	6,641	103,749	110,390	68,443
Income taxes	18,666	22,770	19,624	2,649	1,567	4,216	1,117

Net income	$27,745	$34,008	$29,222	$3,992	$102,182	$106,174	$67,326

Earnings per share
Basic	$1.24	$1.47	$1.27	$0.18	$1.06		$0.70
Diluted(1)	$1.22	$1.45	$1.26	$0.17	$1.06		$0.70
Weighted average shares outstanding
Basic(2)	22,297,170	23,161,998	23,000,100	22,700,100	96,800,000		96,800,000
Diluted(1)	99,760,872	100,805,030	100,625,824	100,491,409	96,800,000		96,800,000

	As of December 31,
	2007	2006	2005	2004	2003
					(Predecessor)

Balance Sheet Data (in thousands):
Cash and cash equivalents	$108,441	$328,841	$210,469	$149,315	$4,286
Investment securities	535,476	142,675	128,265	90,444	9,296
Partnership investments and offshore funds	342,943	86,409	79,662	60,506	1,771
Total assets	1,217,672	791,788	665,309	516,445	103,777
Long-term debt	525,000	150,000	150,000	150,000	23,008
Total liabilities	602,553	208,848	205,292	191,335	57,353
Minority interests	401,382	368,363	273,883	166,616	11
Total stockholders’ equity	213,737	214,577	186,134	158,494	46,413
Assets Under Management (in millions):
Mutual funds	34,835	33,704	32,244	27,275	14,831
Separate accounts	11,373	11,021	11,561	10,700	9,009

Total assets under management	$46,208	$44,725	$43,805	$37,975	$23,840

(1)	In calculating diluted earnings per share for 2007, 2006, 2005 and for the period November 2, 2004 to December 31, 2004, the effective tax rates of 40.2%, 40.1%, 40.2% and 39.9%, respectively, were applied to income before minority interest in Calamos Holdings LLC and income taxes. Diluted shares outstanding for the periods after November 1, 2004 are calculated (a) assuming the Calamos Interests exchanged all of their membership units in Calamos Holdings LLC for shares of the Company’s Class A common stock on a one-for-one basis and (b) including the effect of outstanding restricted stock unit and option awards.

(2)	Basic shares for the periods to November 2, 2004 reflect the 96,800,000 existing after giving effect to the formation transaction, whereby on October 15, 2004, Calamos Family Partners, Inc. contributed all of its assets and liabilities, including all equity interest in its wholly owned subsidiaries, to Calamos Holdings LLC in exchange for 96,800,000 of the membership units of Calamos Holdings LLC.

Item 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operation

We provide investment advisory services to institutions and individuals, managing $46.2 billion in client assets at December 31, 2007 through a variety of investment products designed to suit their investment needs.

Assets Under Management

Our operating results fluctuate primarily due to changes in the total value and composition of our assets under management. The following table details our assets under management, based on the five types of investment product types we offer in the mutual fund and separate account categories, at December 31, 2007, 2006 and 2005.

(in millions)	2007	2006	2005

Mutual Funds
Open-end funds	$27,434	$27,303	$26,303
Closed-end funds	7,401	6,401	5,941

Total mutual funds	34,835	33,704	32,244

Separate Accounts
Institutional accounts	5,193	5,203	5,130
Managed accounts	6,040	5,723	6,340
Alternative investments	140	95	91

Total separate accounts	11,373	11,021	11,561

Total assets under management	$46,208	$44,725	$43,805

In order to increase our assets under management and expand our business, we must develop and market investment products that suit the individual investment needs of our target clients — investors seeking superior risk-adjusted returns over the long term. The value and composition of our assets under management and our ability to continue to attract clients will depend on a variety of factors, including, among other things:

•	purchases and redemptions of shares of the open-end funds and other investment products;

•	the amount of non-reinvested capital gain distributions;

•	fluctuations in the financial markets around the world that result in appreciation or depreciation of assets under management;

•	our use of preferred securities offerings, commonly referred to as leverage;

•	our ability to educate our target clients about our investment philosophy and provide them with best-in-class service;

•	the relative investment performance of our investment products as compared to competing offerings and market indices;

•	competitive conditions in the mutual fund, asset management and broader financial services sectors;

•	investor sentiment and confidence; and

•	our introduction of new investment strategies and products and our decision to close strategies when deemed in the best interests of our clients.

Investment Products

Mutual Funds

Mutual funds include registered open-end funds and registered closed-end funds.

Open-End Funds.  Open-end funds are continually offered and are not listed on an exchange. Open-end funds issue new shares for purchase and redeem shares from those shareholders who sell. The share price for purchases and redemptions of open-end funds is determined by each fund’s net asset value, which is calculated at the end of each business day. Assets under management in open-end funds vary as a result of both market appreciation and depreciation and the level of new purchases or redemptions of shares of a fund. Investment management fees, including performance-based fees, are our principal source of revenue from open-end mutual funds and are primarily derived from assets under management. We offer several share classes in each open-end fund to provide investors with alternatives to pay for commissions, distribution and service fees.

In 2007, we established Calamos Global Funds PLC, also referred to as Offshore Funds. We include the Offshore Funds in open-end funds for reporting purposes.

Closed-End Funds.  Closed-end funds typically sell a finite number of shares to investors through underwritten public offerings, unlike open-end funds, which continually offer new shares to investors. After the public offerings, investors buy closed-end fund shares from, and sell those shares to, other investors through an exchange or broker-dealer market. All of the closed-end funds that we manage currently use leverage by issuing preferred securities, which increase their total assets. Assets under management in closed-end funds vary due to the amount of assets raised in underwritten public offerings, the amount of leverage utilized and market appreciation or depreciation. Our revenues from closed-end funds are derived from the investment management fees on the assets that we manage. In addition, in a typical underwritten public offering, investors are charged a 4.5% commission by the selling firms. We do not receive or pay commissions in connection with sales of closed-end fund shares, although we may pay asset-based distribution and service fees, as well as one-time distribution and service fees to underwriters for underwriting public offerings of closed-end funds.

Separate Accounts

Separate accounts include institutional accounts, managed accounts for high net worth investors and alternative investments. Fund flows into and out of such accounts, which we refer to as purchases and redemptions, affect our level of assets under management. Assets under management from these accounts also vary as a result of market appreciation and depreciation. Our revenues from separate accounts are derived from investment management fees that we charge, including performance-based fees where applicable. Provided below is a brief differentiation of these accounts:

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

Revenues

Our revenues are substantially comprised of investment management fees earned under contracts with the mutual funds and separate accounts managed by us. The distribution of assets under management among our investment products also will have an impact on our investment management fees, as some products carry different fees than others. Investment management fees may fluctuate based on a number of factors, including the following:

•	total value and composition of our assets under management;

•	the amount of non-reinvested capital gain distributions;

•	market appreciation or depreciation;

•	our use of preferred securities offerings, commonly referred to as leverage;

•	investment performance relative to benchmarks and competitors;

•	level of net purchases and redemptions, which represent the sum of new client assets, additional funding from existing clients, withdrawals of assets from and termination of client accounts, and purchases and redemptions of mutual fund shares;

•	a determination by the independent trustees of the mutual funds to terminate or significantly alter the funds’ investment management agreements with us; and

•	increased competition.

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

Performance-based fees that we receive from consolidated investment partnerships are eliminated upon consolidation.

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

We earn front-end sales charges on the sale of Class A shares of open-end funds, which provide for a sales charge at the time of investment. We retain a portion of the applicable sales charge and record as revenue only the portion that we retain. We retain the entire sales charge earned on accounts where Calamos Financial Services acts as the broker-dealer. Sales charges are waived on sales to shareholders or intermediaries that exceed specified minimum dollar amounts and other specified conditions. Sales charges fluctuate with both the level of Class A share sales and the mix of Class A shares offered with and without a sales charge.

Contingent deferred sales charges are earned on redemptions of Class B shares within six years of purchase and on redemptions of Class C shares within one year of purchase. Contingent deferred sales charges fluctuate primarily based on the length of the investment in Class B and Class C shares. Waivers of contingent deferred sales charges apply under certain circumstances.

Other Revenues

Other revenues consist primarily of portfolio accounting fees, which are contractual payments calculated as a percentage of combined assets of the mutual funds for financial accounting services, such as expense accrual and tax calculations. For the year ended December 31, 2007, we received $3.9 million in portfolio accounting fees. The fees were calculated based on the average daily assets of the open-end and closed-end funds.

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

We have and will continue to monitor our level of expenses relative to business income and make adjustments as appropriate.

Employee Compensation and Benefits

Employee compensation and benefits expense includes salaries, incentive compensation, and related benefits costs. Employee compensation and benefits are benchmarked against industry compensation standards. In order to attract and retain qualified personnel, we must maintain competitive employee compensation and benefits. We expect to experience a general rise in employee compensation and benefits expenses over the long term.

We use a fair value method in recording compensation expense for restricted stock units and stock options granted under our incentive stock plan. Under the fair value method, compensation expense is measured at the grant date based on the estimated fair value of the award and is recognized as an expense over the vesting period. Fair value is determined on the date granted using the Black-Scholes option pricing model for the stock options and is determined by the market value of the underlying stock for restricted stock units.

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

Impact of Distribution and Underwriting Activities

In order to gather assets under management, we engage in distribution and underwriting activities, principally with respect to our family of open-end mutual funds. Generally accepted accounting principles require that we present distribution fees earned by us as revenues and distribution fees paid to selling firms and the amortization of deferred sales commissions as expenses in the consolidated statements of operations. However, when analyzing our business, we net the result of these distribution activities as they are typically a result of a single open-end mutual fund share purchase. Hence, the result of presenting this information in accordance with generally accepted accounting principles is a reduction to our overall operating margin, as the margin on distribution activities is generally lower than the margins on the remainder of our business. The following table summarizes the net distribution fee margin for the years ended December 31, 2007 and 2006:

	2007	2006

Distribution and underwriting fees	$143,994	$151,760
Distribution and underwriting expense	(104,227)	(100,935)
Amortization of deferred sales commissions	(27,249)	(32,924)

Net distribution fees	$12,518	$17,901
Net distribution fee margin	9%	12%

Net distribution fee margin varies by share class because each share class has different distribution and underwriting activities, which are described below.

Class A shares represented $16.8 billion of our assets under management as of December 31, 2007. These shares provide for a front-end sales charge at the time of investment. The sales charge is equal to a maximum of 4.75% of the amount invested. We retain an underwriting fee representing a portion of this sales charge and pay any remaining amounts to the selling firm. We retained underwriting fees of $2.3 million for the year ended December 31, 2007. We receive Rule 12b-1 distribution and service fees on Class A shares at a rate of 0.25% of Class A share assets under management and record these fees as distribution and underwriting fee revenue. These fees are generally offset by a 0.25% fee paid to third-party selling agents that is recorded as a distribution expense. For the year ended December 31, 2007, we received Class A share Rule 12b-1 fees of $42.5 million. For the same period, we made Class A share Rule 12b-1 payments to selling firms of $39.7 million.

The distribution fee margin that we earn on Class A shares is largely driven by the distribution fees that we earn as broker of record and by the portion of front-end sales charges that we retain, which fluctuate with both the total

Class A share sales and the mix of Class A share sales with and without a sales charge. Recently, the percentage of Class A share sales made without a sales charge has been increasing. If this trend continues, we expect that our Class A share net distribution fee margin will decrease.

Class B shares represented $2.3 billion of our assets under management as of December 31, 2007. Investors in Class B shares do not pay a sales charge at the time of investment; instead, we pay an upfront commission equal to 4.0% of the amount invested directly to the selling firm when the investment is made. This advanced payment is capitalized as a deferred sales commission asset when paid and is amortized on a straight-line basis over eight years. For the year ended December 31, 2007, we made Class B share commission payments to selling firms of $3.5 million. If the investor redeems shares within the first six years of investment, we receive a contingent deferred sales charge, often referred to as a CDSC, of between 5.0% (during the first year) declining to 1.0% (during the sixth year) of the lesser of the redemption price or purchase price. For the year ended December 31, 2007, we received Class B share CDSC payments of $6.6 million.

We receive Rule 12b-1 fees on Class B shares at the rate of 1.0% of Class B share assets under management (consisting of a 0.75% distribution fee and a 0.25% service fee) and record these fees as distribution and underwriting fee revenue. We make Rule 12b-1 service fee payments to the selling firm at a rate of 0.25% of Class B share assets under management and record these payments as a distribution expense. We retain a 0.75% distribution fee to help us recover the upfront commissions that we paid to the selling firm. Rule 12b-1 payments continue for eight years, at which point Class B shares automatically convert into Class A shares. For the year ended December 31, 2007, we received Class B share Rule 12b-1 fees of $23.4 million. For the same period, we made Class B share Rule 12b-1 payments to selling firms of $5.8 million.

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

Class C shares represented $7.0 billion of our assets under management as of December 31, 2007. Investors in Class C shares do not pay a sales charge at the time of investment; instead, we pay an upfront commission equal to 1.0% of the amount invested directly to the selling firm when the investment is made. This advanced payment is capitalized as a deferred sales commission asset when paid and is amortized on a straight-line basis over 12 months. For the year ended December 31, 2007, we made commission payments to selling firms of $8.3 million. If the investor redeems Class C shares within one year of investment, we receive from the proceeds of the sale a CDSC equal to 1.0% of the lesser of the redemption price or purchase price. For the year ended December 31, 2007 we received Class C share CDSC payments of $0.9 million.

We receive Rule 12b-1 fees on Class C shares at the rate of 1.0% of Class C share assets under management (consisting of a 0.75% distribution fee and a 0.25% service fee) and record these fees as distribution and underwriting fee revenue. We make Class C share Rule 12b-1 distribution and service fee payments to the selling firm beginning in the second year following the sale at the rate of 1.0% of Class C share assets under management and record these payments as a distribution expense. For the year ended December 31, 2007 we received Class C share 12b-1 fees of $68.1 million. For the same period, we made Class C share Rule 12b-1 payments to selling firms of $58.2 million.

The first year’s Rule 12b-1 fees help us to recoup the upfront commission we paid to the selling firm, resulting in a net distribution fee margin on Class C shares that is generally zero, before giving consideration to market appreciation or depreciation. However, during the first 12 months following the sale of Class C shares, this margin will fluctuate due to the appreciation or depreciation of Class C share assets. Appreciation or depreciation of the assets from the time of sale will result in a corresponding increase or decrease in the distribution fee revenues. We expect our distribution fee margin to increase as the underlying Class C share assets appreciate and to decrease as these assets depreciate.

Class I shares represented $1.1 billion of our assets under management as of December 31, 2007. These shares do not provide for a front-end sales charge nor Rule 12b-1 fees and are generally offered to individual and institutional investors making initial investments of $5 million or more; therefore, no distribution fee margin exists for this share class.

Class R shares were introduced in the first quarter of 2007 and represented $3.6 million of our assets under management as of December 31, 2007. Investors in Class R shares do not pay a front-end sales charge at the time of investment. We receive Rule 12b-1 fees on Class R shares at a rate of 0.50% of Class R share assets under management and record these fees as distribution and underwriting fee revenue. These fees are generally offset by a 0.50% fee paid to third party selling agents that is recorded as a distribution expense. For the year ended December 31, 2007, the Class R share 12b-1 fees that we received and the Class R share Rule 12b-1 payments that we made to selling firms were insignificant.

Class X shares were introduced in the fourth quarter of 2007 and represented $202 million of our assets under management as of December 31, 2007. These shares do not provide for a front-end sales charge or Rule 12b-1 fees and are generally offered to individual and institutional investors making initial investments of $10 million or more; therefore, no distribution fee margin exists for this share class. Currently, these shares are only available through our Calamos Global Funds that are available only to foreign investors.

The net distribution fee margin varies by share class so the mix of Class A, Class B, Class C and Class R share sales and assets affects the overall net distribution fee margin. The Class A share margin is significantly greater than the Class B, Class C and Class R margins. Finally, we expect that our net distribution fee margin will continue to negatively impact our operating margins.

Other Income (Expense), Net

Other income (expense), net represents net investment gains or losses from a portion of our investment portfolio and from the limited partnerships that we consolidate, net of minority interest in those partnerships, as well as capital gain distributions, dividends and net interest income or expense. As we continue to invest a significant portion of our operating cash inflow into income generating securities, we expect that the impact of other income (expense), net will continue to be more significant in future periods. For more information on our liquidity and capital resources, see “— Liquidity and Capital Resources.”

Minority Interest

Minority Interest in Calamos Holdings LLC

As sole manager of Calamos Holdings LLC, we consolidate the financial results of Calamos Holdings LLC with ours. In light of Calamos Family Partners, Inc. and John P. Calamos, Sr.’s collective ownership of approximately 79% and 77% in Calamos Holdings LLC as of December 31, 2007 and 2006, respectively, we reflect their ownership as a minority interest in our consolidated statements of financial condition and consolidated statements of operations. As a result, outstanding shares of our Class A common stock represent approximately 21% and 23% of the outstanding membership units of Calamos Holdings LLC for the years ended December 31, 2007 and 2006.

Minority interest in Calamos Holdings LLC is derived by multiplying the historical equity of Holdings by Calamos Family Partners, Inc. and John P. Calamos, Sr.’s collective ownership percentage for the periods presented. Issuances and repurchases of our Class A common stock result in changes to Calamos Asset Management, Inc.’s ownership percentage and to the minority interests’ ownership percentage of Calamos Holdings LLC. The corresponding changes to stockholders’ equity are reflected in the consolidated statements of changes in stockholders’ equity.

Income is allocated to minority interests based on the average ownership interest during the period in which the income is earned. As a result, our income before income taxes, excluding Calamos Family Partners, Inc. and John P. Calamos, Sr.’s minority interest, represent approximately 22% and 23% of Calamos Holdings LLC’s net income for the years ended December 31, 2007 and 2006. Income before minority interest in Calamos Holdings LLC and income taxes includes investment and dividend income earned on cash and cash equivalents and investments held solely by Calamos Asset Management, Inc. during the same period. This investment income is not reduced by any minority interest; therefore, the resulting minority interest is less than 79% and 77% for the years ended December 31, 2007 and 2006.

We expect that as we continue to generate and invest cash held solely by Calamos Asset Management, Inc. the minority interest will continue to decline as a percentage of income before minority interest in Calamos Holdings LLC and income taxes. Further, we expect that additional repurchases of our Class A common stock will result in an increase in minority interest.

Minority Interest in Partnership Investments

Calamos Partners LLC is the general partner of Calamos Equity Opportunities Fund LP and Calamos Market Neutral Opportunities Fund LP, private investment partnerships. At December 31, 2007, we and our affiliates had 44% and 54% interests in Calamos Equity Opportunities Fund LP, respectively (98% combined). At December 31, 2006, we and our affiliates had 41% and 54% interests in Calamos Equity Opportunities Fund LP, respectively (95% combined). Calamos Market Neutral Opportunities Fund LP was established during the first quarter of 2007 and, at December 31, 2007, we and our affiliates had 97% and 1% interests in this partnership, respectively (98% combined).

During 2007 and 2006, we consolidated the financial results of these partnerships into our results. The combined interests of the investments in these partnerships not owned by us are presented as minority interest in partnership investments in our financial statements.

As we launch new products, we as well as our affiliates may invest in these entities, and these products may be required to be consolidated into our results as well. Recently, we introduced Calamos Global Funds, which are fully consolidated with our results at December 31, 2007 as they are wholly owned by us. We expect the consolidation of the Offshore Funds to be temporary as new customers are introduced to the product and as our resulting ownership percentage decreases.

Income Taxes

For the years ended December 31, 2007, 2006 and 2005, our effective tax rate was 40.2%, 40.1% and 40.2%, respectively.

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

Operating Results

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Assets Under Management

Assets under management increased by $1.5 billion, or 3%, to $46.2 billion at December 31, 2007 from $44.7 billion at December 31, 2006. Average assets under management decreased by $911 million, or 2%, to $44.8 billion for the year ended December 31, 2007 from $45.7 billion for the year ended December 31, 2006. At December 31, 2007 and 2006, our assets under management consisted of 75% mutual funds and 25% separate accounts.

	Year Ended
	December 31,		Change
(in millions)	2007	2006	Amount	Percent

Mutual Funds
Beginning assets under management	$33,704	$32,244	$1,460	5%
Net purchases (redemptions)	(2,469)	288	(2,757)	*
Market appreciation	3,600	1,172	2,428	207

Ending assets under management	34,835	33,704	1,131	3

Average assets under management	33,892	34,075	(183)	1

Separate Accounts
Beginning assets under management	11,021	11,561	(540)	5
Net redemptions	(1,152)	(1,107)	(45)	4
Market appreciation	1,504	567	937	165

Ending assets under management	11,373	11,021	352	3

Average assets under management	10,877	11,605	(728)	6

Total Assets Under Management
Beginning assets under management	44,725	43,805	920	2
Net redemptions	(3,621)	(819)	(2,802)	342
Market appreciation	5,104	1,739	3,365	194

Ending assets under management	46,208	44,725	1,483	3

Average assets under management	$44,769	$45,680	$(911)	2%

*	Not meaningful.

Mutual fund net redemptions were $2.5 billion in 2007, an unfavorable change of $2.8 billion from $288 million of net purchases in 2006. Market appreciation was $3.6 billion in 2007 and was $1.2 billion in 2006, contributing to the rise in assets under management for both years.

Our open-end funds had $3.5 billion of net redemptions during the first half of 2007 and $141 million of net redemptions during the last half of 2007. The net redemptions during the first six months of 2007 were primarily due to lower purchases and higher redemptions of our Growth Fund and our Growth and Income Fund. During 2007, we experienced net purchases in a number of our mutual funds, including our Market Neutral Income Fund, Global Growth and Income Fund and International Growth Fund. Net purchases were also positively impacted by the launch of the Global Equity Fund, the Government Money Market Fund, the Total Return Bond Fund and the Offshore Funds during 2007.

Our closed-end funds had net purchases of $1.2 billion during 2007, an increase of $1.1 billion from 2006, primarily due to the launch of the Calamos Global Dynamic Income Fund (CHW) during 2007.

Separate accounts had net redemptions of $1.2 billion and $1.1 billion in 2007 and 2006, respectively, primarily due to separate account outflows in our equity and convertible strategies. The net outflows during the period were primarily from our growth strategies, as well as convertible strategies, which remain closed to new investors. Separate account had net redemptions of $1.2 billion for the six months ended June 30, 2007 and net purchases of $67 million during the six months ended December 31, 2007. Market appreciation of $1.5 billion in 2007 contributed to the growth in assets under management for the period while market appreciation of $600 million in 2006 offset net redemptions.

One-Time Activities

Results of operations for 2007 were significantly impacted by two one-time marketing and sales promotion expenses, incurred in the second quarter of 2007, that management believes will benefit our long-term financial performance. First, we incurred a one-time expense of $19.5 million, or 11 cents per diluted share, by terminating our remaining two additional compensation agreements that required us to make recurring payments of approximately $2.6 million annually based on the assets of Calamos Convertible Opportunities and Income Fund and Calamos Strategic Total Return Fund. When evaluating whether or not to terminate the future payments made under distribution agreements, we compared the net present value of the future cash flows for on-going payments to the negotiated one-time payments. We expect that the termination of the agreements during the second quarter of 2007 will result in the reduction of future marketing and sales promotion expenses of approximately $650,000 per quarter, or $2.6 million annually, beginning in the quarter ended September 30, 2007. We expect the annual impact on net income will be approximately 1.5 cents per diluted share.

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

Management considers results adjusted for these one-time expenses, as presented below, to provide a better indication of the company’s operations. These adjusted items are considered “non-GAAP financial measures” as defined by Regulation S-K of the Securities and Exchange Commission. In evaluating operating performance, management considers operating expense, operating income and net income, each calculated in accordance with accounting principles generally accepted in the United States (GAAP), and each item on an as-adjusted basis, which constitute non-GAAP financial measures. Items presented on an as-adjusted basis exclude the impact of terminating the two closed-end fund additional compensation agreements and the CHW closed-end fund structuring fees during the second quarter of 2007. As these items are not expected to recur, management believes that excluding these items better enables it to evaluate the company’s operating performance relative to the prior periods. Management considers these non-GAAP financial measures when evaluating the performance of the company and believes the presentation of these amounts provides the reader with information necessary to analyze the company’s operations for the periods compared. Reconciliations of these measurements to their most directly comparable GAAP financial measures for the twelve months ended December 31, 2007 and 2006 are provided in the table below and should be carefully evaluated by the reader:

(in thousands)	2007	2006

Operating expenses	$300,384	$254,144
Termination of closed-end fund compensation agreements	19,500	—
Closed-end fund structuring fees	6,904	—

Operating expenses, as adjusted	$273,980	$254,144

Operating income	$173,093	$231,028
Termination of closed-end fund compensation agreements	19,500	—
Closed-end fund structuring fees	6,904	—

Operating income, as adjusted	$199,497	$231,028

Net income	$27,745	$34,008
Termination of closed-end fund compensation agreements	2,634	—
Closed-end fund structuring fees	933	—

Net income, as adjusted	$31,312	$34,008

Results of Operations

Operating Income

Operating income was $173.1 million for 2007, compared to $231.0 million for 2006.

Operating income, as adjusted for the one-time marketing and sales promotion expenses, was $199.5 million for 2007, compared to $231.0 million for the year-earlier period.

Revenues

Total revenues decreased by $11.7 million, or 2%, to $473.5 million for the year ended December 31, 2007 from $485.2 million for the prior year. The decrease was primarily due to lower distribution and underwriting fees and investment management fees.

			Change
(in thousands)	2007	2006	Amount	Percent

Investment management fees	$325,395	$329,383	$(3,988)	1%
Distribution and underwriting fees	143,994	151,760	(7,766)	5
Other	4,088	4,029	59	1

Total revenues	$473,477	$485,172	$(11,695)	2%

Compared to the prior year, investment management fees decreased 1% in 2007 primarily due to a $911 million decrease in average assets under management. The overall decline in investment management fees was due to a decrease in fees from open-end funds and separately managed accounts, partially offset by higher investment management fees from closed-end funds. Investment management fees from open-end funds decreased to $205.2 million for the year ended December 31, 2007 from $212.7 million for the prior year, primarily due to decreases in open-end fund average assets under management of $934 million for 2007 compared to the prior year. Investment management fees from our separately managed accounts decreased to $60.0 million from $64.2 million primarily due to an approximate $728 million decrease in average assets under management. These decreases were partially offset by higher investment management fees from our closed-end funds, which increased to $60.2 million for 2007 from $52.5 million for 2006 as a result of a $751 million increase in closed-end fund average assets under management mainly attributable to the assets raised from the launch of the Calamos Global Dynamic Income Fund (CHW) in 2007. Investment management fees, in total, as a percentage of assets under management were 0.73% and 0.72% for the years ended December 31, 2007 and 2006, respectively.

Distribution and underwriting fees decreased to $144.0 million for the year ended December 31, 2007 from $151.8 million for the year ended December 31, 2006. The decrease was primarily due to a $4.2 million decrease in distribution fees as a result of a 3% decrease in open-end fund average assets under management and a $3.7 million decrease in front-end sales charges on the sale of Class A shares of open-end funds, when compared to the prior year.

Operating Expenses

Operating expenses increased to $300.4 million for the year ended December 31, 2007 from $254.1 million for the prior year. This increase was largely due to two significant one-time marketing and sales promotion charges totaling $26.4 million that were incurred in the second quarter of 2007. Additionally, 2007 was impacted by higher employee compensation and benefits, and general and administrative expenses.

Operating expenses, as adjusted for the one-time marketing and sales promotion expenses, increased to $274.0 million for the year ended December 31, 2007 from $254.1 million for the prior year.

			Change
(in thousands)	2007	2006	Amount	Percent

Employee compensation and benefits	$91,039	$73,382	$17,657	24%
Distribution and underwriting expense	104,227	100,935	3,292	3
Amortization of deferred sales commissions	27,249	32,924	(5,675)	17
Marketing and sales promotion	40,833	15,631	25,202	161
General and administrative	37,036	31,272	5,764	18

Total operating expenses	$300,384	$254,144	$46,240	18%

Employee compensation and benefits expense increased by $17.7 million for the year ended December 31, 2007 when compared to the prior year. This increase largely reflects the impact of staff additions to support the following initiatives: expand our wealth management and institutional sales capabilities; diversify our product offering by adding complementary fixed income and cash management strategies; and strengthen our information technology infrastructure. In addition, employee compensation and benefits expense increased by $2.3 million for the year ended December 31, 2007 due to the transition payments for two executive officers. In light of prevailing market volatility, we will be realigning our resources to focus on our key growth initiatives. For example, in February 2008 we took certain actions as part of our cost containment efforts which involved modest staff reductions and realignment of resources. In addition, our Chief Executive Officer and Co-Chief Investment Officer and our Senior Executive Vice President and Co-Chief Investment Officer, have temporarily reduced their base salaries for 2008 as part of these efforts.

Distribution and underwriting expense increased by $3.3 million for 2007 when compared to the prior year, primarily due to an increase of $5.5 million resulting from the growth in the Class C share assets older than one year. This increase was partially offset by a decrease of $2.2 million due to a decrease in average open-end fund assets under management. Class C share assets do not generate distribution expense in the first year following their sale because we retain the Rule 12b-1 fees during that first year to offset the upfront commissions that we pay. However, Class C share assets do generate a distribution expense in subsequent years, as we pay the Rule 12b-1 fees to the selling firms. Although the Rule 12b-1 fee rates we paid to broker-dealers and other intermediaries in 2007 did not change from the rates paid in the prior year, we expect distribution expense to vary with the change in open-end fund assets under management and with the age of the Class C share assets.

Amortization of deferred sales commissions decreased $5.7 million for the twelve months ended December 31, 2007 when compared to the prior-year period, due primarily to a decrease in Class C share sales during 2007. This decrease was partially offset by an increase in the amortization of deferred sales commissions on Class B shares due to an increase in redemptions.

Marketing and sales promotion expense increased by $25.2 million for the year ended December 31, 2007, when compared to the year ended December 31, 2006. This increase was mainly due to two one-time expenses totaling $26.4 million that we believe will continue to have a positive impact on our future results. During the second quarter of 2007, we incurred a one-time expense of $19.5 million by terminating our remaining two agreements that required annual payments based on the assets of two closed-end funds and a one-time $6.9 million structuring fee in connection with the CHW initial public offering. The year-to-date increase resulting from these one-time expenses was partially offset by a $1.4 million reduction in expense that resulted from terminating the remaining two closed-end fund agreements. Other factors that contributed to the increase in marketing and sales promotion expenses during 2007 included $0.5 million of higher costs incurred on our corporate branding initiative.

General and administrative expense increased by $5.8 million for the year ended December 31, 2007, when compared to the prior-year period, of which $3.4 million was attributable to occupancy, depreciation and business services related to: supporting additional staff and implementing our new trade order management and portfolio accounting systems to support our new fixed income strategies. Further, an increase of $1.4 million for the same period was attributable to professional services, including our decision to outsource certain facility-related functions, which were historically reflected in employee compensation and benefits expense.

Other Income (Expense), Net

Other income (expense), net was $29.9 million for the year ended December 31, 2007, compared to $12.4 million for the prior year, and was comprised of the following:

(in thousands)	2007	2006	Change

Interest income	$16,706	$13,149	$3,557
Interest expense	(19,555)	(8,145)	(11,410)

Net interest income (expense)	(2,849)	5,004	(7,853)

Capital gain and dividend income	21,460	4,352	17,108
Unrealized appreciation	11,953	1,979	9,974
Miscellaneous other income	935	1,072	(137)

Investment and other income (loss)	34,348	7,403	26,945

Minority interest in partnership investments	(1,598)	(26)	(1,572)

Total other income (expense), net	$29,901	$12,381	$17,520

Interest income increased $3.6 million for the twelve months ended December 31, 2007, when compared to the prior-year period, as a result of higher interest rates earned on our cash and cash equivalents balances. Interest expense increased $11.4 million for the year ended December 31, 2007 due to interest expense resulting from a private debt issuance of $375 million aggregate principal senior unsecured notes in July 2007.

Investment and other income (loss) is primarily comprised of capital gain distributions, including realized gains and losses on our investments, of dividend income earned on our investment portfolio and of unrealized gains and losses on securities that are owned by Calamos Financial Services LLC (CFS Securities) and of the consolidated partnerships that we own. Capital gain and dividend income increased $17.1 million for the year ended December 31, 2007, as compared to the prior year, mainly due to large capital gain and dividend distributions that occurred in the fourth quarter of 2007 as a result of our increasing investment portfolio and its strong performance. Unrealized appreciation increased $10.0 million for 2007, when compared to 2006, due to net unrealized appreciation in the market value of the CFS Securities and the consolidated partnership investments that we own.

Minority interest in partnership investments represents the corresponding minority interests’ portion of the changes in market value from our consolidated partnership investments.

Further, the unrealized gains and losses on a significant portion of our investment securities are not recorded to net income; rather, these unrealized gains and losses are recognized as changes to accumulated other comprehensive income, a component of stockholders’ equity. These unrealized gains and losses are only recognized in our consolidated statements of operations when they are realized, which occurs upon the sale of the securities and upon the receipt of capital gains distributions, which typically occur during the fourth quarter of the calendar year. For the years ended December 31, 2007 and 2006, net unrealized gains generated by our investment securities were $9.7 million and $10.1 million, respectively, of which $1.6 million and $1.4 million, net of minority interest and taxes, respectively, were recognized as increases to accumulated other comprehensive income.

Income Taxes

Our effective tax rate was 40.2% and 40.1% for the years ended December 31, 2007 and 2006.

Net Income

Net income was $27.7 million for 2007 compared to $34.0 million for 2006.

Net income, as adjusted for the one-time marketing and sales promotion expenses, was $31.3 million for 2007 compared to $34.0 million for the year-earlier period.

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

	Year Ended
	December 31,		Change
(in millions)	2006	2005	Amount	Percent

Mutual Funds
Beginning assets under management	$32,244	$27,275	$4,969	18%
Net purchases	288	3,421	(3,133)	*
Market appreciation	1,172	1,548	(376)	*

Ending assets under management	33,704	32,244	1,460	5

Average assets under management	34,075	29,084	4,991	17

Separate Accounts
Beginning assets under management	11,561	10,700	861	8
Net purchases (redemptions)	(1,107)	212	(1,319)	*
Market appreciation	567	649	(82)	*

Ending assets under management	11,021	11,561	(540)	5

Average assets under management	11,605	10,889	716	7

Total Assets Under Management
Beginning assets under management	43,805	37,975	5,830	15
Net purchases (redemptions)	(819)	3,633	(4,452)	*
Market appreciation	1,739	2,197	(458)	*

Ending assets under management	44,725	43,805	920	2

Average assets under management	$45,680	$39,973	$5,707	14%

*	Not meaningful.

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

Employee compensation and benefits expense increased by $12.4 million for the year ended December 31, 2006 when compared to the prior year. The increase largely reflects the impact of expanding our institutional sales force, internalizing our mutual fund client services function and growing our information technology and administrative staff to support our growth. Current compensation expense levels are expected to increase due to merit increases for our existing staff but may vary due to compensation based on our performance.

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

Other Income (Expense), Net

Other income (expense), net was $12.4 million for the year ended December 31, 2006, compared to $5.8 million for the prior year, and was comprised of the following:

(in thousands)	2006	2005	Change

Interest income	$13,149	$5,067	$8,082
Interest expense	(8,145)	(8,142)	(3)

Net interest income (expense)	5,004	(3,075)	8,079

Capital gain and dividend income	4,352	3,754	598
Unrealized appreciation	1,979	10,268	(8,289)
Miscellaneous other income (loss)	1,072	(25)	1,097

Investment and other income (loss)	7,403	13,997	(6,594)

Minority interest in partnership investments	(26)	(5,161)	5,135

Total other income (expense), net	$12,381	$5,761	$6,620

Interest income increased $8.1 million for the twelve months ended December 31, 2006, when compared to the prior-year period, as a result of higher cash and cash equivalents balances.

Investment and other income (loss) is primarily comprised of capital gain distributions, including realized gains and losses on our investments, of dividend income earned on our investment portfolio and of unrealized gains and losses on securities that are owned by Calamos Financial Services LLC (CFS Securities) and of the consolidated partnerships that we own. Unrealized appreciation decreased $8.3 million for 2006, when compared to 2005, primarily due to a $7.3 million decrease in market appreciation resulting principally from market fluctuations of our consolidated partnerships.

Minority interest in partnership investments represents the corresponding minority interests’ portion of the changes in market value from our consolidated partnership investments.

Further, the unrealized gains and losses on a significant portion of our investment securities are not recorded to net income; rather, these unrealized gains and losses are recognized as changes to accumulated other comprehensive income, a component of stockholders’ equity. These unrealized gains and losses are only recognized in our consolidated statements of operations when they are realized, which occurs upon the sale of the securities and upon the receipt of capital gains distributions, which typically occur during the fourth quarter of the calendar year. For the years ended December 31, 2006 and 2005, net unrealized gains generated by our investment securities were

$10.1 million and $8.6 million, respectively, of which $1.4 million and $1.2 million, net of minority interest and taxes, respectively, were recognized as increases to accumulated other comprehensive income.

Income Taxes

Our effective tax rate was 40.1% and 40.2% for the years ended December 31, 2006 and 2005.

Net Income

Our net income increased by $4.8 million to $34.0 million for the year ended December 31, 2006 when compared to the previous year.

Quarterly Results of Operations

Unaudited quarterly results of operations for the years ended December 31, 2006 and 2007 is summarized below:

	At or for the Quarter Ended
(in thousands, except	2006				2007
share data)	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31

Assets under management (in millions)	$47,601	$45,812	$44,809	$44,725	$42,550	$43,811	$46,746	$46,208
Total revenue	120,618	124,353	118,547	121,654	115,700	114,767	118,484	124,526
Total operating expenses	61,993	64,406	61,909	65,836	65,545	93,835	69,045	71,959

Operating income	58,625	59,947	56,638	55,818	50,155	20,932	49,439	52,567

Net income	$9,005	$8,101	$8,041	$8,861	$7,534	$3,805	$7,127	$9,279

Diluted earnings per share	$0.38	$0.34	$0.34	$0.38	$0.32	$0.16	$0.32	$0.42

Diluted shares outstanding(1)	100,973,155	100,845,107	100,757,758	100,817,074	100,764,966	100,289,411	99,320,380	98,786,281

(1)	The diluted shares outstanding are calculated: (a) including the effect of outstanding restricted stock unit and option awards and (b) assuming Calamos Family Partners, Inc. and John P. Calamos, Sr. exchanged all of their membership units in Calamos Holdings LLC for, and converted all outstanding shares of our Class B common stock into, shares of our Class A common stock, in each case on a one-for-one basis.

In calculating 2007 diluted earnings per share, the effective tax rates for the quarters ended March 31, 2007, June 30, 2007, September 30, 2007 and December 31, 2007 of 40.1%, 40.7%, 40.0% and 40.2%, respectively, were applied to income before minority interest and income taxes. In calculating 2006 diluted earnings per share, the effective tax rates for the quarters ended March 31, 2006, June 30, 2006, September 30, 2006 and December 31, 2006 of 40.1%, 40.1%, 40.0% and 40.2%, respectively, were applied to income before minority interest and income taxes.

Liquidity and Capital Resources

Our current financial condition remains highly liquid. Our corporate investment portfolio, which is comprised of cash and cash equivalents, investment securities, partnership investments and Offshore Funds, makes up a significant majority of our assets. We anticipate utilizing our cash and cash equivalent balances to develop and invest in our products as opportunities arise, to invest in property and equipment for our facility, to support our operations and to acquire shares under our share repurchase program. Investment securities and Offshore Funds are principally comprised of company-sponsored mutual funds. In addition, the underlying partnership investments are typically comprised of highly liquid exchange-traded securities. Our working capital requirements historically have been met through cash generated by our operations and long-term debt. We believe these resources will be sufficient over the foreseeable future to meet our requirements with respect to the foregoing activities and to support future growth.

The following tables summarize key statements of financial condition data relating to our liquidity and capital resources at December 31, 2007 and 2006.

(in thousands)	2007	2006

Statements of financial condition data:
Cash and cash equivalents	$108,441	$328,841
Receivables	39,340	36,787
Investment securities	535,476	142,675
Partnership investments and offshore funds	342,943	86,409
Deferred tax assets, net	90,284	99,240
Deferred sales commissions	34,076	49,891
Long-term debt	525,000	150,000

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

Cash flows for the years ended December 31, 2007, 2006 and 2005 are shown below.

(in thousands)	2007	2006	2005

Cash flow data:
Net cash provided by operating activities	$216,851	$248,744	$222,848
Net cash used in investing activities	(644,528)	(16,004)	(71,367)
Net cash provided by (used in) financing activities	207,277	(114,368)	(90,327)

Net cash provided by operating activities was $216.9 million, $248.7 million and $222.8 million for the years ended December 31, 2007, 2006 and 2005, respectively, and was primarily comprised of income before minority interest and income taxes of $203.0 million, $243.4 million and $211.9 million, respectively, as well as net changes in working capital.

The payment of deferred sales commissions by us to financial intermediaries who sell Class B and C shares of our open-end funds is a significant use of our operating cash flows. Use of cash for deferred sales commissions was $11.4 million, $24.4 million and $28.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. We expect that the payment of deferred sales commissions will vary in proportion to future sales of Class B and C shares of open-end funds and that these commissions will continue to be funded by cash flows from operations.

For the year ended December 31, 2007, net cash used in investing activities was $644.5 million, principally comprised of products managed by us. During 2007, we made investments of $382 million into investment securities, including $30 million into our new Calamos Global Equity Fund and $55.2 million into our new Calamos Total Return Bond Fund. We made an additional aggregate investment of $200 million into our newly launched Offshore Funds. Net changes in partnership investments during the year ended December 31, 2007 of $48.8 million was primarily the result of our investment into Calamos Market Neutral Opportunities Fund LP of $50 million. For the year ended December 31, 2006, net cash used in investing activities was $16.0 million and was primarily comprised of our $10.0 million investment in property and equipment as we continued our initial build-out of our new office facility and investments of $6.0 million in products managed by us. For the year ended December 31, 2005, net cash used in investing activities was $71.4 million and was primarily comprised of our $40.1 million investment in property and equipment for our new facility, of which $5.6 million was received from our landlord as an allowance for tenant improvements, and $25 million in cash used to seed our International Growth Fund during the first quarter of 2005.

Net cash provided by financing activities was $207.3 million for the twelve months ended December 31, 2007. During the third quarter of 2007, we received net proceeds of $373.0 million after debt offering costs from our issuance of $375 million aggregate principal senior unsecured notes, which were issued to develop and invest in our products, including new and existing mutual funds and alternative products, and for general corporate purposes. This was partially offset by distributions to minority shareholders of $95.5 million, including distributions for their tax liabilities of $61.6 million, as well as dividends paid to common shareholders of $9.8 million. Additionally, the Company repurchased 2,452,100 shares of its Class A common stock at an aggregated cost of $60.6 million during 2007. Net cash used in financing activities was $114.4 million for the year ended December 31, 2006 and was primarily comprised of distributions to minority shareholders of $106.3 million, including distributions for their tax liabilities of $78.6 million, as well as the dividends paid to common shareholders of $8.3 million. Net cash used in financing activities was $90.3 million for the year ended December 31, 2005 and was comprised of distributions to minority shareholders of $83.9 million, including distributions for their tax liabilities of $62.3 million, as well as the dividends paid to common shareholders of $6.4 million.

In July 2007, Calamos Holdings LLC (Holdings) completed a private debt offering of $375 million aggregate principal amount of senior unsecured notes in three series, consisting of $197 million of 6.33% notes due July 15, 2014, $85 million of 6.52% notes due July 15, 2017 and $93 million of 6.67% notes due July 15, 2019. The aggregate average interest rate on the notes is 6.46% for the first seven years and 6.49% over the life of the notes. Under the note purchase agreement governing the terms of these notes, Holdings must maintain certain consolidated net worth, leverage and interest coverage ratios. The note purchase agreement also contains other covenants that, among other things, restrict the ability of Holdings’ subsidiaries to incur debt and restrict the ability of Holdings or its subsidiaries to create liens and to merge or consolidate, or sell or convey all or substantially all of Holdings’ assets. As of December 31, 2007 we were in compliance with all covenants.

We expect our cash and liquidity requirements will be met with the cash on hand and through cash generated by operations. Further, we have access to capital via debt and equity capital markets that may assist in satisfying our capital requirements.

Contractual Obligations

The following table contains supplemental information regarding our total contractual cash obligations as of December 31, 2007.

	Payments Due by Period
		Less than			More than
(in thousands)	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt obligations, including interest(1)	$757,249	$32,075	$64,150	$201,050	$459,974
Operating lease obligations(2)	79,004	4,231	9,071	8,489	57,213
Other long-term obligations(3)	1,263	333	710	170	50

Total	$837,516	$36,639	$73,931	$209,709	$517,237

(1)	The Company’s senior unsecured notes, which aggregate to $525 million, have series maturing in 2011, 2014, 2017 and 2019.

(2)	In accordance with generally accepted accounting principles in the United States, these obligations are not reflected in the accompanying consolidated statements of financial condition.

(3)	Other long-term obligations principally represent commitments under equity compensation agreements. These obligations are included in other long-term liabilities in the accompanying consolidated statements of financial condition.

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

We evaluate the carrying value of our deferred sales commissions for impairment purposes on a quarterly basis. Significant assumptions utilized by us to estimate future average assets under management include expected future market performance and redemption rates. Estimates of undiscounted future cash flows and the remaining life of the deferred sales commission asset are made from these assumptions. Market performance assumptions are selected using expected average market returns based on long-term market index benchmarks for each asset class held within the fund. At December 31, 2007, we used average market return assumptions ranging from 8% to 11% based on asset class. Higher actual average market returns would increase undiscounted cash flows, while lower actual average market returns would decrease undiscounted future cash flows. Future redemption assumptions were determined by using the actual redemption rates that each fund experienced over the prior 24-month period. For Class B shares and Class C shares, we used average historical redemption rates of between 17% and 23%, respectively, at December 31, 2007. An increase in the actual rate of redemptions would decrease the undiscounted future cash flows, while a decrease in the actual rate of redemptions would increase undiscounted cash flows. These assumptions are reviewed and updated quarterly, or monthly when events or changes in circumstances occur that could significantly increase the risk of impairment of the asset.

If we determine that the deferred sales commission asset is not recoverable, an impairment condition would exist and a loss would be measured as the amount by which the recorded amount of the asset exceeds its estimated fair value. If the carrying value of the deferred sales commission asset exceeds the undiscounted cash flow, the asset is written down to fair value based on discounted cash flows. Impairment adjustments are recognized in the consolidated statements of operations as a component of amortization of deferred sales commissions. As of each reporting period presented, we determined that no impairment of the deferred commission asset existed, but due to the volatility of the capital markets and the changes in redemption rates, we are unable to predict whether or when future impairment of the deferred sales commission asset might occur.

Compensation Plans

On January 1, 2006, we adopted Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standard (SFAS) No. 123(R), Share-Based Payment (SFAS 123(R)), which requires us to recognize the cost of stock-based compensation based on the grant-date fair value of the award. We adopted the fair value recognition provisions of SFAS 123 effective January 1, 2004 and elected to recognize compensation expense based upon the grant-date fair value. The provisions of SFAS 123(R) are similar, but not identical, to the fair value recognition that we have used since the beginning of 2004. The effects of this change did not have a material impact on our financial statements.

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

Income Taxes

Management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against deferred tax assets. As of December 31, 2007 and 2006, we have not recorded a valuation allowance on deferred tax assets relating principally to our step-up in tax basis to fair market value for our intangible assets under our election to be made under Section 754 of the Internal Revenue Code. In the event that sufficient taxable income does not result in future years, among other things, a valuation allowance for some or all of our deferred tax assets would be required.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and requires additional disclosure regarding fair value measurements. SFAS 157 is effective for us beginning January 1, 2008. We have evaluated the impact that the adoption of SFAS 157 will have on our financial statements and concluded it to be immaterial.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115, which permits the option to measure certain financial instruments and other items at fair value. SFAS 159 would allow us to record unrealized gains and losses on available-for-sale securities to current period earnings, whereas, we currently record this activity to other comprehensive income, a component of stockholders’ equity. SFAS 159 is effective for us beginning January 1, 2008. We have analyzed the option of adopting SFAS 159 and the impact, if any, that it would have on our financial statements and concluded to not adopt the provisions for our existing portfolio.

In December 2007, the FASB issued SFAS 141(R), Business Combinations, which establishes requirements for how the acquirer in a business combination recognizes, measures and discloses identified assets and goodwill acquired, liabilities assumed, and any noncontrolling interests. SFAS 141(R) is effective for us for any business combination with an acquisition date that is on or after January 1, 2009. We are currently evaluating the impact, if any, that the adoption of SFAS 141(R) will have on our financial statements.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, which establishes accounting and reporting requirements for noncontrolling interest, which we currently refer to as minority interest. SFAS 160 would require noncontrolling interest to be reported as a component of equity on the consolidated statements of financial position and the amount of net income attributable to noncontrolling interest to be identified on the consolidated statements of income. SFAS 160 is effective for us beginning January 1, 2009. We are currently evaluating the impact, if any, that the adoption of SFAS 160 will have on our financial statements.

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

Important factors that could cause such differences include, but are not limited to: adverse changes in applicable laws or regulations; downward fee pressures and increased industry competition; risks inherent to the investment management business; the loss of revenues due to contract terminations and redemptions; the performance of our investment portfolio as well as our alternative products and offshore funds we manage; our ownership and organizational structure; general declines in the prices of securities; catastrophic or unpredictable events; the loss of key executives; the unavailability of third-party retail distribution channels; increased costs of and timing of payments related to distribution; failure to recruit and retain qualified personnel; a loss of assets, and thus revenues; fluctuation in the level of our expenses; poor performance of our largest funds; damage to our reputation; and the extent and timing of any share repurchases. Further, the value and composition of our assets under management are, and will continue to be, influenced by a variety of factors including, among other things: purchases and redemptions of shares of the open-end funds and other investment products; fluctuations in the financial markets around the world that result in appreciation or depreciation of assets under management; mutual fund capital gain distributions; our introduction of new investment strategies and products; our ability to educate our clients about our investment philosophy and provide them with best-in-class service; the relative investment performance of our investment products as compared to competing offerings and market indices; competitive conditions in the mutual fund, asset management and broader financial services sectors; investor sentiment and confidence; and our decision to open or close products and strategies when deemed to be in the best interests of our clients. Item 1A of this report discusses some of these and other important factors in detail under the caption “Risk Factors.”

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

Our exposure to market risk is directly related to our role as investment advisors for the mutual funds and separate accounts we manage. A significant majority of our operating revenue, approximately 97.8% for the year ended December 31, 2007, is derived from investment advisory, distribution and portfolio accounting agreements with the mutual funds and separate accounts. Under these agreements, the fees we receive are typically based on the market value of the assets under management. Accordingly, a decline in the prices of securities generally may cause our revenue and income to decline by causing the value of the assets we manage to decrease or by causing our clients to withdraw funds in favor of investments that they perceive as offering greater opportunity or lower risk.

In addition, a decline in the prices of securities may present market conditions that could preclude us from increasing assets under management and prevent us from realizing higher fee revenue associated with such growth.

We are also subject to market risk due to a decline in the prices of investment securities. We own investment securities primarily comprised of mutual funds we manage. At December 31, 2007, the fair value of these investment securities, including the Offshore Funds, was $738.7 million. Assuming a 10% increase or decrease in the value of these investments, the fair value would increase or decrease by $73.9 million at December 31, 2007.

Additionally, we are subject to market risk due to a decline in the value of our partnership investments, which consist primarily of marketable securities. As a result, the market values of these partnerships are subject to the same fluctuations as our investment securities. At December 31, 2007, the fair value of these partnerships was $139.7 million. Assuming a 10% increase or decrease in the value of these partnerships, the fair value would increase or decrease by $14.0 million at December 31, 2007.

In April 2004, we issued senior unsecured notes of $150 million of 5.24% notes due April 29, 2011 to various note purchasers in a private placement. In July 2007, we issued $375 million aggregate principal senior unsecured notes, with three series consisting of $197 million of 6.33% notes due July 15, 2014, $85 million of 6.52% notes due July 15, 2017 and $93 million of 6.67% notes due July 15, 2019. As these notes have fixed interest rates, we do not believe that they have any interest rate risk.

Due to the nature of our business, we believe that we do not face any material credit risk, inflation, interest rate or foreign currency rate risk.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm	F-1
Management’s Report on Internal Control Over Financial Reporting	F-2
Consolidated Statements of Financial Condition at December 31, 2007 and 2006	F-3
Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005	F-4
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005	F-6
Notes to Consolidated Financial Statements	F-7
Subsidiaries
Consent of Independent Registered Public Accounting Firm
Certification
Certification
Certification
Certification

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Calamos Asset Management, Inc.:

We have audited the accompanying consolidated statements of financial position of Calamos Asset Management, Inc. (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007. We also have audited the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for their assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Calamos Asset Management, Inc. as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/  KPMG LLP

Chicago, Illinois
March 3, 2008

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

The effectiveness of internal control over financial reporting as of December 31, 2007, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ John P. Calamos, Sr. John P. Calamos, Sr Chairman, Chief Executive Officer and Co-Chief Investment Officer	/s/ Patrick H. Dudasik Patrick H. Dudasik Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer

March 3, 2008

CALAMOS ASSET MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
(in thousands, except share data)	2007	2006

ASSETS:
Current assets
Cash and cash equivalents	$108,441	$328,841
Receivables:
Affiliates and affiliated funds	27,641	26,569
Customers	11,699	10,218
Investment securities	535,476	142,675
Partnership investments and offshore funds	342,943	86,409
Prepaid expenses	3,139	2,383
Deferred tax assets, net	6,926	7,375
Other assets	12,267	504

Total current assets	1,048,532	604,974

Non-current assets
Deferred tax assets, net	83,358	91,865
Deferred sales commissions	34,076	49,891
Property and equipment, net	48,420	43,615
Other non-current assets	3,286	1,443

Total non-current assets	169,140	186,814

Total assets	1,217,672	791,788

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities
Accounts payable:
Brokers	19,950	20,969
Affiliates and affiliated funds	372	264
Accrued compensation and benefits	26,462	22,722
Interest payable	12,636	1,353
Accrued expenses and other current liabilities	9,257	5,537

Total current liabilities	68,677	50,845

Long-term liabilities
Long-term debt	525,000	150,000
Other long-term liabilities	8,876	8,003

Total long-term liabilities	533,876	158,003

Total liabilities	602,553	208,848

Minority interest in partnership investments	49,177	48,850
Minority interest in Calamos Holdings LLC	352,205	319,513
Stockholders’ equity
Class A Common Stock, $0.01 par value; authorized 600,000,000 shares; 23,324,082 shares issued and 20,871,982 shares outstanding at December 31, 2007; 23,161,898 shares issued and 23,161,898 shares outstanding at December 31, 2006	233	232
Class B Common Stock, $0.01 par value; authorized 1,000 shares; issued and outstanding 100 shares	0	0
Additional paid-in capital	198,924	157,724
Retained earnings	70,102	52,261
Accumulated other comprehensive income	5,081	4,360
Treasury stock at cost; 2,452,100 shares	(60,603)	—

Total stockholders’ equity	213,737	214,577

Total liabilities, minority interest and stockholders’ equity	$1,217,672	$791,788

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share data)	Year Ended December 31,
	2007	2006	2005

Revenues:
Investment management fees	$325,395	$329,383	$284,951
Distribution and underwriting fees	143,994	151,760	129,250
Other	4,088	4,029	3,366

Total revenues	473,477	485,172	417,567

Expenses:
Employee compensation and benefits	91,039	73,382	61,029
Distribution and underwriting expense	104,227	100,935	79,446
Amortization of deferred sales commissions	27,249	32,924	31,431
Marketing and sales promotion	40,833	15,631	14,738
General and administrative	37,036	31,272	24,829

Total operating expenses	300,384	254,144	211,473

Operating income	173,093	231,028	206,094

Other income (expense):
Net interest income (expense)	(2,849)	5,004	(3,075)
Investment and other income (loss)	34,348	7,403	13,997
Minority interest in partnership investments	(1,598)	(26)	(5,161)

Total other income (expense), net	29,901	12,381	5,761

Income before minority interest in Calamos Holdings LLC and income taxes	202,994	243,409	211,855
Minority interest in Calamos Holdings LLC	156,583	186,631	163,009

Income before income taxes	46,411	56,778	48,846
Income taxes	18,666	22,770	19,624

Net income	$27,745	$34,008	$29,222

Earnings per share:
Basic	$1.24	$1.47	$1.27

Diluted	$1.22	$1.45	$1.26

Weighted average shares outstanding:
Basic	22,297,170	23,161,998	23,000,100

Diluted	99,760,872	100,805,030	100,625,824

Cash dividends per share	$0.44	$0.36	$0.28

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
(in thousands)	Stock	Capital	Earnings	Income	Stock	Total

Balance at December 31, 2004	$230	$154,156	$2,364	$1,744	$—	$158,494

Net income	—	—	29,222	—	—	29,222
Changes in unrealized gains on available-for-sale securities, net of minority interest and income taxes	—	—	—	1,188	—	1,188

Total comprehensive income						30,410
Compensation expense recognized under stock incentive plans, net of minority interest	—	946	—	—	—	946
Dividend equivalent accrued under stock incentive plans, net of minority interest	—	—	(58)	—	—	(58)
Dividends declared	—	—	(4,830)	—	—	(4,830)
Net effect of corrections on initial deferred tax asset	—	1,172	—	—	—	1,172

Balance at December 31, 2005	230	156,274	26,698	2,932	—	186,134

Net income	—	—	34,008	—	—	34,008
Changes in unrealized gains on available-for-sale securities, net of minority interest and income taxes	—	—	—	1,405	—	1,405

Total comprehensive income						35,413
Issuance of common stock (161,898 Class A common shares)	2	(2)	—	—	—	—
Cumulative impact of changes in ownership of Calamos Holdings LLC	—	115	—	23	—	138
Compensation expense recognized under stock incentive plans, net of minority interest	—	1,337	—	—	—	1,337
Dividend equivalent accrued under stock incentive plans, net of minority interest	—	—	(107)	—	—	(107)
Dividends declared	—	—	(8,338)	—	—	(8,338)

Balance at December 31, 2006	232	157,724	52,261	4,360	—	214,577

Net income	—	—	27,745	—	—	27,745
Changes in unrealized gains on available-for-sale securities, net of minority interest and income taxes	—	—	—	1,561	—	1,561

Total comprehensive income						29,306
Issuance of common stock (162,184 Class A common shares)	1	(1)	—	—	—	—
Sale of Calamos Holdings LLC membership units (2,452,100 units)	—	47,493	—	—	—	47,493
Repurchase of common stock (2,452,100 Class A common shares)	—	—	—	—	(60,603)	(60,603)
Cumulative impact of changes in ownership of Calamos Holdings LLC	—	(7,814)	23	(840)	—	(8,631)
Compensation expense recognized under stock incentive plans, net of minority interest	—	1,522	—	—	—	1,522
Dividend equivalent accrued under stock incentive plans, net of minority interest	—	—	(120)	—	—	(120)
Dividends declared	—	—	(9,807)	—	—	(9,807)

Balance at December 31, 2007	$233	$198,924	$70,102	$5,081	$(60,603)	$213,737

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2007	2006	2005

Cash and cash equivalents at beginning of period	$328,841	$210,469	$149,315
Cash flows from operating activities:
Net income	27,745	34,008	29,222
Adjustments to reconcile income to net cash provided by operating activities:
Minority interest in Calamos Holdings LLC	156,583	186,631	163,009
Minority interest in partnership investments	1,598	26	5,161
Amortization of deferred sales commissions	27,249	32,924	31,431
Other depreciation and amortization	9,015	7,179	4,772
Unrealized appreciation on CFS securities, partnership investments and offshore funds	(9,733)	(489)	(8,983)
Deferred taxes	7,843	8,742	9,326
Stock-based compensation	6,785	5,780	4,114
Employee taxes paid on vesting under stock incentive plans	(1,853)	(2,255)	—
Increase in assets:
Accounts receivable:
Affiliates and affiliated mutual funds	(1,129)	(1,902)	(3,631)
Customers	(1,481)	(412)	(3,794)
Deferred sales commissions	(11,434)	(24,425)	(28,404)
Other assets	(13,116)	(755)	(78)
Increase (decrease) in liabilities:
Accounts payable	(911)	2,655	5,251
Accrued compensation and benefits	3,740	3,591	9,146
Other liabilities and accrued expenses	15,950	(2,554)	6,306

Net cash provided by operating activities	216,851	248,744	222,848

Cash flows used in investing activities:
Net additions to property and equipment	(13,414)	(9,962)	(40,132)
Net purchases of investment securities	(382,297)	(4,350)	(28,952)
Net changes in partnership investments and offshore funds	(248,817)	(1,692)	(2,283)

Net cash used in investing activities	(644,528)	(16,004)	(71,367)

Cash flows provided by (used in) financing activities:
Net proceeds from issuance of debt	372,963	—	—
Deferred tax benefit on vesting under stock incentive plans	209	289	—
Repurchase of common stock	(60,603)	—	—
Cash dividends paid to minority shareholders	(95,485)	(106,319)	(83,887)
Cash dividends paid to common shareholders	(9,807)	(8,338)	(6,440)

Net cash provided by (used in) financing activities	207,277	(114,368)	(90,327)

Net increase (decrease) in cash	(220,400)	118,372	61,154

Cash and cash equivalents at end of period	$108,441	$328,841	$210,469

Supplemental disclosure of cash flow information:
Cash paid for:
Income taxes	$8,401	$14,950	$10,960
Interest	$7,860	$7,860	$7,860

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Organization and Description of Business

Calamos Asset Management, Inc. (CAM), together with its subsidiaries (the Company), primarily provides investment advisory services to individuals and institutional investors through open-end funds (the Funds), closed-end funds (the Closed-End Funds), separate accounts, offshore funds and partnerships. CAM operates and controls all of the business and affairs of Calamos Holdings LLC (Holdings) and, as a result of this control, consolidates the financial results of Holdings with its own financial results.

“CAL” refers to Calamos Advisors LLC, a Delaware limited liability company, registered investment advisor and wholly owned subsidiary of Holdings;

“CFS” refers to Calamos Financial Services LLC, a Delaware limited liability company, registered broker-dealer and wholly owned subsidiary of Holdings;

“CPL” refers to Calamos Partners LLC, a Delaware limited liability company, registered investment advisor and wholly owned subsidiary of Holdings;

“CPM” refers to Calamos Property Management LLC, a Delaware limited liability company and wholly owned subsidiary of Holdings; and

“The Calamos Interests” refers to Calamos Family Partners, Inc. (CFP), a Delaware corporation, and John P. Calamos, Sr., the Chairman, Chief Executive Officer and Co-Chief Investment Officer of the Corporation. Mr. Calamos holds the controlling interest in CFP.

(2)	Summary of Significant Accounting Policies

Principles of Consolidation and Use of Estimates

The consolidated financial statements include the financial statements of the Company, its wholly owned subsidiaries and its interests in Calamos Equity Opportunities Fund LP, Calamos Market Neutral Opportunities Fund LP and Calamos Global Funds PLC. All significant intercompany balances and transactions have been eliminated. Certain amounts for prior periods have been reclassified to conform to the current year’s presentation.

The Calamos Interests’ combined 78.7% and 76.9% interest in Holdings at December 31, 2007 and 2006, respectively, is represented as a minority interest in the Company’s financial statements. Income before minority interest in Calamos Holdings LLC and income taxes, which was $203.0 million and $243.4 million for the years ended December 31, 2007 and 2006, respectively, included approximately $1.3 million and $640,000 of investment income earned during the same periods on cash, cash equivalents and investments held solely by CAM. This portion of CAM’s investment income is not reduced by any minority interests.

CPL is the general partner of Calamos Equity Opportunities Fund LP and Calamos Market Neutral Opportunities Fund LP, private investment partnerships, which are primarily comprised of highly liquid marketable securities. Because substantially all the activities of these partnerships (collectively, the Partnerships) are conducted on behalf of the Company and its related parties, the Company consolidates the financial results of the Partnerships into its results.

In the fourth quarter of 2007, the Company established Calamos Global Funds PLC (Offshore Funds), which is comprised of four Dublin-based offshore mutual funds. Because Calamos Global Funds PLC is wholly owned by the Company, the Company consolidates the financial results of Calamos Global Funds PLC into its results.

The assets and liabilities of the Partnerships and Offshore Funds are presented on a net basis as partnership investments and offshore funds in the consolidated statements of financial condition, and the total income is included in investment and other income in the consolidated statements of operations. Partnerships and Offshore Funds are presented on a net basis in order to provide more transparency to the financial position and results from core operations of the Company. The underlying assets and liabilities that are being consolidated are described in

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

footnote 5. The minority interests are presented as minority interest in partnership investments in the respective financial statements.

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

The fair value of long-term debt, which has a carrying value of $525.0 million, was approximately $556.0 million at December 31, 2007. Fair value estimates are calculated using discounted cash flows based on the Company’s incremental borrowing rates for the debt and market prices for similar bonds at the measurement date. This method of assessing fair value may differ from the actual amount realized.

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

The Company records all securities owned by Holdings, CAL and CPM as available-for-sale under the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standard (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, as the Company does not intend to sell these securities in the near term. Unrealized gains and losses on available-for-sale securities are excluded from earnings and are reported, net of minority interest and income tax, as a separate component of stockholders’ equity until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.

As a registered broker-dealer, CFS is required to mark to market all investment securities it owns (CFS Securities) and record all market fluctuations through current earnings. As such, unrealized gains and losses on these securities are included in investment and other income in the consolidated statements of operations.

On a quarterly basis, the Company conducts reviews to assess whether other-than-temporary impairment exists on its investment securities. Changing economic conditions, global, regional, or changes related to specific issuers or industries could adversely affect these values. Impairment adjustments are recognized in the consolidated statements of operations as a realized loss within investment and other income and as a reduction of accumulated other comprehensive income, as applicable.

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, ranging from three years to twenty years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining term of the lease.

Internally Developed Software

In accordance with AICPA Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1), certain internal and external development costs incurred in connection with developing or obtaining software for internal use are capitalized. These capitalized costs are included in property and equipment, net on the consolidated statements of financial condition and are amortized using the straight-line method over their estimated useful lives. On a quarterly basis, the Company conducts reviews to assess whether an impairment of these assets exists. Impairments of these assets, if any, are charged against net income in the period in which the impairment occurs.

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

Revenue Recognition

The Company earns revenue by providing investment management services pursuant to the terms of the underlying advisory contract and is based on a contractual investment advisory fee applied to the assets in each portfolio. Any fees collected in advance are deferred and recognized over the period earned. Performance-based advisory fees from certain separate accounts are recognized annually upon completion of the contract year and based upon either (1) the positive difference between the investment returns on a client’s portfolio compared to a benchmark index or (2) the absolute percentage of gain in the client’s account. Performance-based advisory fees from Mutual Funds are recognized monthly when earned and are based upon the positive difference between the investment returns on a client’s portfolio compared to a benchmark index.

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

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Interest Income (Expense)

Net interest income (expense) represents interest expense incurred on debt and interest income from cash and cash equivalents. Interest income is recognized when earned, and interest expense is recorded when incurred.

Investment and Other Income

Investment and other income is primarily comprised of gains (losses) on (1) investment securities, (2) partnership investments, net of minority interest and (3) offshore funds, as well as dividend income. Dividend income is recognized on the ex-dividend date.

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

The Company evaluates the carrying value of its deferred sales commissions on a quarterly basis. In its impairment analysis, the Company compares the carrying value of the deferred sales commission asset to the undiscounted cash flow expected to be generated by the asset over its remaining useful life to determine whether impairment has occurred. If the carrying value of the asset exceeds the undiscounted cash flow, the asset is written down to fair value based on discounted cash flows. Impairment adjustments are recognized in the consolidated statements of operations as a component of amortization of deferred sales commissions. As of each reporting period presented, the Company determined that no impairment of the deferred commission asset existed.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Although valuation allowances may be established to reduce the amounts expected to be realized, there were no deferred tax asset valuation allowances at December 31, 2007 or 2006.

Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of Class A and Class B common stock outstanding during each year. Shares issued and repurchased during the year are weighted for the portion of the year that they were outstanding. Diluted earnings per share reflects the potential dilution that would occur if restricted stock units (RSUs) and stock options granted to participants of our incentive compensation plan and membership units held by Calamos Interests were exercised or converted into common stock.

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	Related-Party Transactions

CAL provides investment management and portfolio accounting services to the Funds and the Closed-End Funds. CFS acts as the sole distributor of the Funds. The Company earns management, distribution and portfolio accounting fees for these services that are accrued and settled monthly. The Company receives fees for its management services to private investment pools, which are paid on a monthly basis in the form of additional investment units in the pools. The table below summarizes the total fees earned from affiliates identified above during the years ended December 31, 2007, 2006 and 2005:

(in thousands)	2007	2006	2005

Investment management fees from:
The Funds	$205,171	$209,799	$174,374
The Closed-End Funds	60,186	52,462	50,022
Private investment pools	57	279	149

Totals	$265,414	$262,540	$224,545

Distribution and underwriting fees from the Funds	$134,017	$138,185	$115,790

Portfolio accounting fees from:
The Funds	$3,074	$3,154	$2,628
The Closed-End Funds	784	700	675

Totals	$3,858	$3,854	$3,303

Dragon Leasing Corporation (Dragon) is an affiliated company controlled by an executive officer of the Company. CAL is party to a non-exclusive aircraft lease agreement with Dragon whereby CAL has use of an airplane for business travel. Under this agreement CAL agrees to pay for maintenance and transportation services which are reflected in general and administrative expense. The table below summarizes total service fees incurred during the years ended December 31, 2007, 2006 and 2005 and the net payable balance as of December 31, 2007, 2006 and 2005.

(in thousands)	2007	2006	2005

General and administrative	$876	$934	$777

Net payable to Dragon	$(39)	$(32)	$(30)

Beginning in November 2004, CAL has been party to a Joint Use and Management Agreement with Aspen Executive Air, LLC (AEA), a company in which an executive officer of the company maintains an indirect beneficial interest. Under this agreement, CAL has agreed to pay for aircraft management services from AEA as well as other aircraft related expenses. These expenses are included in general and administrative expense in the consolidated statements of operations. Effective in January 2006, this agreement was amended to provide for the Company’s delivery of pilot services to AEA at an established rate per flight hour. These services are classified as other income and included in other income (expense) in the consolidated statements of operations. The table below summarizes total fees paid to AEA and income earned from AEA during the twelve months ended December 31, 2007, 2006 and 2005 and the net payable balance as of December 31, 2007, 2006 and 2005.

(in thousands)	2007	2006	2005

General and administrative	$648	$386	$672

Other income	$285	$354	$—

Net payable to AEA	$(101)	$(11)	$(7)

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Holdings is party to a six-year lease with 1111 Warrenville Road LLC, a subsidiary of Calamos Property Holdings LLC (CPH). Rent under the lease commenced in August 2005 and will end December 31, 2010. Annual base rent payments were approximately $453,000 for the year ended December 31, 2007 and will increase 3% annually.

Holdings is party to a 20-year lease with 2020 Calamos Court LLC, a subsidiary of CPH, with respect to the new corporate headquarters constructed for the Company’s occupancy. Rent under the lease commenced in April 2005 and will end on May 31, 2025. Annual base rent payments were approximately $2,983,000 for the year ended December 31, 2007 and will increase 3% annually for the remaining term of the lease. Holdings may not terminate the lease unless a casualty, condemnation or material temporary taking affects all or a substantial portion of the leased premises. 2020 Calamos Court LLC may only terminate the lease upon specified events of default, which are subject to applicable grace periods.

Holdings is party to an agreement with Primacy Business Center LLC (Primacy), a subsidiary of CFP, where office space is subleased to Primacy. During 2007, Holdings recognized sublease rental income of $774,000 which is classified as other income and included in other income (expense) in the consolidated statements of operations.

Holdings is party to a 20-year lease with 2020 Calamos Court Annex LLC, a subsidiary of CPH, with respect to the cafeteria in the new corporate headquarters. Rent under the lease commenced in December 2005 and will end on May 31, 2025. Annual base rent and operating expenses were approximately $259,000 for the year ended December 31, 2007 and will increase 3% annually.

Holdings is party to an agreement with CF Restaurant Enterprises LLC (CFR), a subsidiary of CFP, where CFR provides lunch and food services through an independent manager to Holdings. Holdings guarantees minimum daily revenues and CFR agrees that certain quantities and combinations of food and beverage will be available at the predetermined price threshold. During 2007, Holdings incurred expense of $984,000 related to this agreement which is included in general and administrative expense in the consolidated statements of operations.

Holdings is party to a 7.5 year lease with 2135 CityGate Centre I LLC, a subsidiary of CPH, with respect to office space. Rent under the lease will commence in May 2008 and will end on April 30, 2015. Initial monthly base rent and operating expenses are approximately $73,000, which will increase 2.5% annually beginning in November 2008. Because rent expense is recorded over the life of the lease, the Company recorded $96,000 in rent expense for the year ended December 31, 2007. Holdings has been granted two options to extend the term of the lease for five years each, and has a right of first offer to lease additional contiguous space in the building.

CFP and CPH have entered into a Management Services and Resources Agreement with CAM and Dragon has entered into a Management Services Agreement with CAM. Pursuant to these agreements, as amended, the parties provide to each other certain services and resources, including furnishing office space and equipment, providing insurance coverage, overseeing the administration of their businesses and providing personnel to perform certain management and administrative services. These agreements have a term of one year and are renewable annually. The agreements are terminable on 30 days notice by either party. In accordance with the terms of the agreements, the parties have agreed to pay each other an amount equal to the direct out-of-pocket expenses paid or incurred plus an allocation of indirect expenses such as employee compensation and benefits.

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes total management service fees incurred, as expense allocations, during the twelve months ended December 31, 2007, 2006 and 2005 and the net receivable (payable) balance as of December 31, 2007, 2006 and 2005.

(in thousands)	2007	2006	2005

Expense allocated from the Company to Dragon	$61	$73	$139
Expense allocated from the Company to CFP	2,106	1,394	479
Expense allocated from the Company to CPH	237	229	712

Total expenses allocated from the Company to affiliates	2,404	1,696	1,330
Expense allocated from CPH to the Company	1,859	1,210	561

Net expense allocated from the Company to affiliates	$545	$486	$769

Net receivable for management services from Dragon	$4	$4	$14

Net receivable (payable) for management services from CFP	$27	$(7)	$65

Net receivable for management services from CPH	$19	$8	$28

As a result of the control exercised by CFP, none of our agreements with them and other companies controlled by them are deemed to be negotiated on “arm’s length” terms. However, any such agreements since our initial public offering have been approved in accordance with the Conflict of Interests Policy contained in our Amended and Restated Certificate of Incorporation.

(4)	Investment Securities

The following table provides a summary of investment securities owned as of December 31, 2007 and 2006. Other investment securities consist primarily of common stock.

	2007
	Available-	CFS	Total
(in thousands)	for-Sale	Securities	Securities

Mutual Funds
Equity	$322,344	$3,095	$325,439
Balanced	90,049	722	90,771
Fixed income	114,439	—	114,439
High yield	3,663	—	3,663
Other	245	227	472

Total mutual funds	530,740	4,044	534,784
Other investment securities	430	262	692

	$531,170	$4,306	$535,476

	2006
	Available-	CFS	Total
(in thousands)	for-Sale	Securities	Securities

Mutual Funds
Equity	$101,166	$2,816	$103,982
Balanced	33,724	718	34,442
High yield	3,457	—	3,457
Other	28	216	244

Total mutual funds	138,375	3,750	142,125
Other investment securities	387	163	550

	$138,762	$3,913	$142,675

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Of the $534.8 million and $142.1 million investments in mutual funds at December 31, 2007 and 2006, respectively, $364.3 million and $142.1 million was invested in affiliated mutual funds.

The table below summarizes the proceeds from the sale of available-for-sale securities, realized gains (losses) on available-for-sale securities, and unrealized gains (losses) on available-for-sale securities and on CFS securities for the years ended December 31, 2007, 2006 and 2005.

(in thousands)	2007	2006	2005

Available-for-sale securities:
Proceeds from sale	$7	$18	$—

Realized gains (losses)	3	10	—

Unrealized gains	9,683	10,112	8,638

CFS securities:
Unrealized gains (losses)	385	(63)	231

The cumulative net unrealized gains (losses) on available-for-sale securities as of December 31, 2007 and 2006 is as follows:

(in thousands)	2007	2006

Total cumulative unrealized gains on available-for-sale securities with net gains:
Mutual Funds
Equity	$39,461	$22,529
Balanced	5,860	6,024
Fixed income	1,022	—
High yield	—	91
Other	5	—

Total mutual funds	46,348	28,644
Other investment securities	297	205

Total gains	46,645	28,849
Total cumulative unrealized losses on available-for-sale securities with net losses:
Mutual Funds
Equity	(7,073)	—
Balanced	(17)	—
Fixed income	(334)	—
High yield	(272)	(63)
Other	—	(1)

Total mutual funds	(7,696)	(64)
Other investment securities	(475)	(12)

Total losses	(8,171)	(76)

Total cumulative net unrealized gains (losses) on available-for-sale securities	$38,474	$28,773

The Company periodically evaluates its available-for-sale investments for other-than-temporary declines in value. Other-than-temporary declines in value may exist when the fair value of an investment security has been below the carrying value for an extended period of time. If an other-than-temporary decline in value is determined to exist, the unrealized investment loss, net of tax is recognized as a charge to net income in the period in which the

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other-than-temporary decline in value occurs, as well as an accompanying permanent adjustment to accumulated other comprehensive income. At December 31, 2007, the Company believes all unrealized losses to be only temporary and due to temporary market conditions.

(5)	Partnership Investments and Offshore Funds

Presented below are the underlying assets and liabilities of the Partnerships and the Offshore Funds that the Company reports on a net basis as partnership investments and offshore funds in its consolidated statements of financial condition as of December 31, 2007 and 2006.

(in thousands)	2007	2006

Calamos Equity Opportunities Fund LP:
Securities owned	$111,142	$110,956
Securities sold but not yet purchased	(24,838)	(24,104)
Accrued expenses and other current liabilities	(1,478)	(4,190)
Other current assets	20	71

Calamos Equity Opportunities Fund LP securities, net	84,846	82,733
Calamos Market Neutral Opportunities Fund LP:
Securities owned	81,361	—
Securities sold but not yet purchased	(22,372)	—
Accrued expenses and other current liabilities	(5,178)	—
Other current assets	1,028	—

Calamos Market Neutral Opportunities Fund LP securities, net	54,839	—
Calamos Global Funds PLC:
Securities owned	200,196	—
Other current assets	5,107	—
Accrued expenses and other liabilities	(2,045)	—

Calamos Global Funds PLC	203,258	—
Investment in Calamos Multi-Strategy, L.P.	—	3,676

Partnership investments and offshore funds	$342,943	$86,409

As of December 31, 2007 and 2006, the Company had a net interest of $37.2 million (43.9%) and $33.9 million (41.0%) in Calamos Equity Opportunities Fund LP, respectively. The combined minority interests totaled 56.1% and 59.0% of the Calamos Equity Opportunities Fund LP at December 31, 2007 and 2006, respectively, and are presented in the consolidated statements of financial condition as minority interest in partnership investments.

During the first quarter of 2007, the Company established Calamos Market Neutral Opportunities Fund LP. As of December 31, 2007, the Company had a net interest of $53.3 million (97.2%) in Calamos Market Neutral Opportunities Fund LP, and the combined minority interests totaled 2.8% which is presented in the consolidated statements of financial condition as minority interest in partnership investments.

As of December 31, 2007, the Company had a net interest of $203.3 million (100.0%) in Calamos Global Funds PLC.

During the first quarter of 2007, the Company liquidated its investment in Calamos Multi-Strategy, L.P. The Company had a $3.7 million interest in Calamos Multi-Strategy, L.P. as of December 31, 2006.

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6)	Property and Equipment

At December 31, 2007 and 2006, property and equipment and related accumulated depreciation were as follows:

(in thousands)	2007	2006

Furniture, fixtures, and equipment
Cost	$70,261	$56,848
Accumulated depreciation	21,841	13,233

Furniture, fixtures, and equipment, net	$48,420	$43,615

(7)	Debt

In April 2004, Holdings issued $150 million aggregate principal amount of 5.24% senior unsecured notes due April 29, 2011 to various note purchasers in a private placement. In July 2007, Holdings completed a private debt offering of $375 million aggregate principal senior unsecured notes, with three series consisting of $197 million of 6.33% notes due July 15, 2014, $85 million of 6.52% notes due July 15, 2017 and $93 million of 6.67% notes due July 15, 2019. The aggregate average interest rate on the notes is 6.46% for the first seven years and 6.49% over the life of the notes. Debt offering costs of $2.0 million were incurred in connection with each of the $150 million and $375 million debt offerings. Debt offering costs are included in other assets in the consolidated statements of financial condition and are amortized on a weighted average straight line basis and recognized as interest expense in the consolidated statements of operations over the term of the debt.

Under the note purchase agreements governing the terms of these notes, Holdings must maintain certain consolidated net worth, leverage and interest coverage ratios. The note purchase agreements also contains other covenants that, among other things, restrict the ability of Holdings’ subsidiaries to incur debt and restrict the ability of Holdings or its subsidiaries to create liens and to merge or consolidate, or sell or convey all or substantially all of Holdings’ assets. As of December 31, 2007, the Company was in compliance with all covenants.

The table below summarizes the outstanding debt balance at December 31, 2007 and 2006.

(in thousands)	2007	2006

Senior unsecured notes
5.24% notes due April 29, 2011	$150,000	$150,000
6.33% notes due July 15, 2014	197,000	—
6.52% notes due July 15, 2017	85,000	—
6.67% notes due July 15, 2019	93,000	—

Total senior unsecured notes	525,000	150,000
Less current portion	—	—

Total long-term debt	$525,000	$150,000

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)	Minority Interest in Calamos Holdings LLC

Minority interest in Calamos Holdings LLC represents the Calamos Interests’ aggregate ownership interest of 78.7% and 76.9% in Holdings at December 31, 2007 and 2006, respectively, and is derived by multiplying the historical equity of Holdings by their aggregate ownership percentage for the periods presented. Issuances and repurchases of CAM’s common stock result in changes to CAM’s ownership percentage and to the minority interests’ ownership percentage of Holdings. The Company’s corresponding changes to stockholders’ equity are reflected in the statements of changes in stockholders’ equity. Income is allocated to minority interests based on the average ownership interest during the period in which the income is earned. A rollforward of minority interest for the years ended December 31, 2006 and 2007 is presented below:

(in thousands)

Minority interest at December 31, 2005	$229,430

Income allocated to minority interests	186,631
Changes in unrealized gains on available-for-sale securities	7,782
Cumulative impact of changes in ownership of Calamos Holdings LLC units	(2,103)
Compensation expense recognized under stock incentive plans	4,444
Dividend equivalent accrued under stock incentive plans	(352)
Tax distributions	(78,599)
Equity distributions	(27,720)

Minority interest at December 31, 2006	319,513

Income allocated to minority interests	156,583
Changes in unrealized gains on available-for-sale securities	7,242
Sale of Calamos Holdings LLC membership units	(47,493)
Cumulative impact of changes in ownership of Calamos Holdings LLC units	6,985
Compensation expense recognized under stock incentive plans	5,264
Dividend equivalent accrued under stock incentive plans	(404)
Tax distributions	(61,605)
Equity distributions	(33,880)

Minority interest at December 31, 2007	$352,205

(9)	Common Stock

All shares of Class A Common Stock and Class B Common Stock are identical and entitle the holders to the same rights and privileges, except that the holders of Class B Voting Common Stock possess super-voting rights in the Company, except as otherwise required by law.

(10)	Profit Sharing Plan

The Company contributes to a defined contribution profit sharing plan (the PSP Plan) covering substantially all employees. Contributions to the PSP Plan are at the discretion of the Company. For the years ended December 31, 2007, 2006 and 2005, the Company recorded expense for the contributions to the PSP Plan in the amounts of $3.4 million, $2.2 million and $1.9 million, respectively. This expense is included in employee compensation and benefits on the consolidated statements of operations.

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(11)	Stock Based Compensation

Under the Company’s incentive compensation plan, which is designed to retain key employees, certain employees of the Company receive stock based compensation comprised of restricted stock units (RSUs) and stock options. A total of 10,000,000 shares of CAM’s common stock may be granted under the plan. Historically, RSUs have been settled with newly issued shares so that no cash was used by the Company to settle awards. However, the Company may use treasury shares, issue new shares or purchase shares of CAM’s Class A common stock as part of its share repurchase program upon the exercise of stock options and upon conversion of RSUs.

RSUs entitle each recipient to receive a share of Class A common stock and a dividend equivalent to the actual dividends declared on CAM’s Class A common stock. RSUs are granted with no strike price and, therefore, the Company receives no proceeds when the RSUs vest. These awards, including accrued dividends, vest at the end of the restriction period, generally between four and six years after the grant date, and are expensed on a straight line basis over this period. During 2007 and 2006, 256,469 and 134,117 restricted stock units with an estimated fair value of $7.1 million and $4.7 million, respectively, were awarded to employees of the Company in accordance with the provisions of the plan. A summary of the RSU activity follows:

		Weighted
	Number	Average
	of	Fair Value of
	Shares	RSUs Granted

Outstanding at December 31, 2004	1,345,936	$18.00

Granted	103,656	28.78
Forfeited	(34,730)	18.00
Exercised upon vesting	—	—

Outstanding at December 31, 2005	1,414,862	18.79

Granted	134,117	35.08
Forfeited	(26,940)	24.33
Exercised upon vesting	(233,599)	18.00

Outstanding at December 31, 2006	1,288,440	20.51

Granted	256,469	27.58
Forfeited	(267,390)	20.44
Exercised upon vesting	(231,249)	18.00

Outstanding at December 31, 2007	1,046,270	22.82

Converted during the year ended December 31:
2005	—	—
2006	161,898	18.00
2007	162,184	18.00

At December 31, 2007, the Company had 1,046,270 RSUs outstanding with a weighted average remaining contractual life of 3.8 years and an aggregate intrinsic value of $31.2 million. The weighted average fair value of RSUs at the date of grant for the years ended December 31, 2007 and 2006 was $27.58 and $35.08, respectively. The aggregate intrinsic value and the fair value of RSUs exercised and vested during 2007 and 2006 were $6.2 million and $7.3 million, respectively.

During the first quarter of 2007, 231,249 RSUs were exercised and, after 69,065 units were withheld for taxes, 162,184 RSUs were converted, on a one-for-one basis, for shares of CAM’s Class A common stock. The total intrinsic value and the fair value of the converted shares was $4.4 million. The total tax benefit realized in

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

connection with the exercise of the RSUs during 2007 was $588,000, as the Company receives tax benefits based upon the portion of Holdings’ income that it recognizes. During the first quarter of 2006, 233,599 RSUs were exercised and, after 71,701 units were withheld for taxes, 161,898 RSUs were converted, on a one-for-one basis, into shares of CAM’s Class A common stock. The total intrinsic value and the fair value of the converted shares was $5.1 million. The total tax benefit realized in connection with the exercise of the RSUs during 2006 was $676,000. No RSUs were exercised and vested during the year ended December 31, 2005.

Stock options entitle each recipient to purchase a share of Class A common stock in exchange for the stated exercise price upon vesting of each award. Under the plan, the exercise price of each option, which has a 10-year life, equals the market price of the company’s stock on the date of grant. The weighted average fair value of options at the date of grant for the years ended December 31, 2007 and 2006 was $10.70 and $14.19 per option, respectively. These awards vest at the end of the restriction period, generally between four and six years after the grant date. The fair value of the award is expensed on a straight line basis over the vesting period. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2007	2006	2005

Dividend yield	1.67%	1.02%-1.42%	0.96%-0.97%
Expected volatility	35%	33%-35%	33%
Risk-free interest rate	4.7%	4.6%-5.0%	3.9%-4.2%
Expected life	7.5 years	7.5 years	7.5 years

During 2007 and 2006, 769,407 and 402,349 stock options with an estimated fair value of $8.2 million and $5.7 million, respectively, were awarded to employees of the Company in accordance with the provisions of the plan. Summarized information on the Company’s outstanding stock options at December 31, 2007 is as follows:

	Options Outstanding			Options Exercisable
		Average	Weighted		Weighted
Range of		Remaining	Average	Number	Average
Exercise	Number of	Contractual	Option	of	Option
Prices	Shares	Life	Price	Shares	Price

$18.00	530,864	6.8 years	$18.00	—	—
$25.74-$29.11	956,390	8.5 years	27.90	—	—
$35.43	326,331	8.1 years	35.43	—	—

	1,813,585	8.2 years	26.35	—	—

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the stock option activity follows:

		Weighted
	Number	Average
	of	Exercise
	Shares	Price

Outstanding at December 31, 2004	727,727	$18.00

Granted	313,467	28.78
Forfeited	(31,227)	18.00
Exercised	—	—

Outstanding at December 31, 2005	1,009,967	21.35

Granted	402,349	35.08
Forfeited	(77,218)	24.63
Exercised	—	—

Outstanding at December 31, 2006	1,335,098	25.30

Granted	769,407	27.58
Forfeited	(290,920)	24.73
Exercised	—	—

Outstanding at December 31, 2007	1,813,585	26.35

Exercisable at December 31:
2005	—	—
2006	—	—
2007	—	—

At December 31, 2007, the Company had 1,813,585 stock options outstanding with a weighted average remaining contractual life of 8.2 years and an aggregate intrinsic value of $8.1 million. No stock options granted under this plan have become exercisable as of December 31, 2007.

During the year ended December 31, 2007, expense recorded in connection with the RSUs and stock options was $6.8 million of which $1.5 million, after giving effect to the minority interests, was credited as additional paid-in capital. For the twelve months ended December 31, 2006, expense recorded in connection with the RSUs and stock options was $5.8 million of which $1.3 million, net of minority interest, was credited as additional paid-in capital. Expense recorded in connection with the RSUs and stock options was $4.1 million during the year ended December 31, 2005 of which $946,000, net of minority interest, was credited as additional paid-in capital. The amount of deferred tax asset created was $608,000, $535,000 and $379,000 during the years ended December 31, 2007, 2006 and 2005, respectively. At December 31, 2007, approximately $22.4 million of total unrecognized compensation expense related to nonvested stock option and RSU awards is expected to be recognized over a weighted-average period of 4.0 years.

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(12)	Total Other Income (Expense), Net

Total other income (expense), net was comprised of the following for the years ended December 31, 2007, 2006 and 2005:

(in thousands)	2007	2006	2005

Interest income	$16,706	$13,149	$5,067
Interest expense	(19,555)	(8,145)	(8,142)

Net interest income (expense)	(2,849)	5,004	(3,075)
Capital gain and dividend income	21,460	4,352	3,754
Unrealized appreciation	11,953	1,979	10,268
Miscellaneous other income	935	1,072	(25)

Investment and other income (loss)	34,348	7,403	13,997
Minority interest in partnership investments	(1,598)	(26)	(5,161)

Total other income (expense), net	$29,901	$12,381	$5,761

(13)	Income Taxes

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. At December 31, 2007, the Company had no material unrecognized tax benefits and it does not anticipate any unrecognized tax benefits arising in the next 12 months that would result in a material change to its financial position. As such, the Company recognized no liability for unrecognized tax benefits in connection with the adoption of FIN 48. A reconciliation is not provided, as the beginning and ending amounts of unrecognized benefits are zero with no interim additions, reductions or settlements.

While the Company does not have any accrued interest or penalties related to uncertain tax positions at December 31, 2007, any future interest or penalties will be recognized in income tax expense when determined.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2004. The Internal Revenue Service (IRS) commenced its examination of the Company’s U.S. income tax return for 2004 in the first quarter of 2007. Although the examination is not complete, the IRS has proposed adjustments that would increase Holdings’ taxable income by $1.3 million, approximately 23% of which will be attributed to CAM.

The provision for income taxes for the years ended December 31, 2007, 2006 and 2005 consist of the following:

(in thousands)	2007	2006	2005

Current:
Federal	$8,404	$10,860	$8,309
State	2,001	2,590	1,989

Total current income taxes	10,405	13,450	10,298

Deferred:
Federal	6,672	7,531	7,537
State	1,589	1,789	1,789

Total deferred income taxes	8,261	9,320	9,326

Total income taxes	$18,666	$22,770	$19,624

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the expected future tax consequences of temporary differences between carrying amounts and tax bases of the Company’s assets and liabilities. The significant components of deferred income taxes at December 31, 2007 and 2006 are as follows:

(in thousands)	2007	2006

Deferred tax assets:
Intangible assets	$97,290	$105,700
Other	984	1,537

Total deferred tax assets	98,274	107,237

Deferred tax liabilities:
Unrealized net holding gains on investments of available-for-sale securities	3,191	2,294
Deferred sales commission	2,808	4,098
Other	1,991	1,605

Total deferred tax liabilities	7,990	7,997

Net deferred tax assets	$90,284	$99,240

Deferred tax assets and liabilities are reflected on the Company’s consolidated statements of financial condition as a net deferred tax asset. The current and non-current portions of the net deferred tax asset were $6.9 million and $83.4 million, respectively, at December 31, 2007 and $7.4 million and $91.9 million at December 31, 2006.

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

The following table reconciles the statutory federal income tax rate to the effective income tax rate for the years ended December 31, 2007, 2006 and 2005, respectively.

	2007	2006	2005

Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefits	5.0%	5.0%	5.0%
Other non-deductible items	0.2%	0.1%	0.2%

Effective income tax rate	40.2%	40.1%	40.2%

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(14)	Earnings Per Share

The following table reflects the calculation of basic and diluted earnings per share:

(in thousands, except per share amounts)	2007	2006	2005

Earnings per share — basic:
Earnings available to common shareholders	$27,745	$34,008	$29,222
Weighted average shares outstanding	22,297	23,162	23,000

Earnings per share — basic	$1.24	$1.47	$1.27

Earnings per share — diluted:
Income before minority interest in Calamos Holdings LLC and income taxes	$202,994	$243,409	$211,855
Less: Impact of income taxes	81,644	97,607	85,102

Earnings available to common shareholders	$121,350	$145,802	$126,753
Weighted average shares outstanding	22,297	23,162	23,000
Conversion of membership units for common stock	77,000	77,000	77,000
Dilutive impact of RSUs	386	523	577
Dilutive impact of stock options	78	120	49

Weighted average shares outstanding	99,761	100,805	100,626

Earnings per share — diluted	$1.22	$1.45	$1.26

Diluted shares outstanding for 2007, 2006 and 2005 are calculated (a) assuming the Calamos Interests exchanged all of its membership units in Calamos Holdings LLC for shares of the Company’s Class A common stock on a one-for-one basis and (b) including the effect of outstanding restricted stock unit and option awards. In calculating diluted earnings per share for 2007, 2006 and 2005, the effective tax rates of 40.2%, 40.1% and 40.2%, respectively, were applied to income before minority interest in Calamos Holdings LLC and income taxes.

The Company uses the treasury stock method to reflect the dilutive effect of unvested restricted stock units (RSUs) and unexercised stock options on diluted earnings per share. Under the treasury stock method, if the average market price of common stock increases above the option’s exercise price, the proceeds that would be assumed to be realized from the exercise of the option would be assumed to be used to acquire outstanding shares of common stock. However, pursuant to SFAS No. 123(R), Share-Based Payment, the awards may be anti-dilutive even when the market price of the underlying stock exceeds the related exercise price. This result is possible because compensation cost, attributed to future services, not yet recognized is included as a component of the assumed proceeds upon exercise. The dilutive effect of such options and RSUs would result in the addition of a net number of shares to the weighted average number of shares used in the calculation of diluted earnings per share. For the twelve months ended December 31, 2007, stock options for 1,282,721 shares were excluded from the computation of diluted earnings per share, as they were anti-dilutive. No RSUs were anti-dilutive at December 31, 2007. Stock options for 671,780 shares and RSUs for 127,493 shares were excluded from the computation of diluted earnings per share for the year ended December 31, 2006 as they were anti-dilutive. For the year ended December 31, 2005, stock options for 313,467 shares and RSUs for 6,656 shares were excluded from the computation of diluted earnings per share as they were anti-dilutive.

(15)	Commitments and Contingencies

In the normal course of business, the Company enters into agreements that include indemnities in favor of third parties, such as engagement letters with advisors and consultants, distribution agreements and service agreements. In accordance with the Company’s by-laws, the Company has also agreed to indemnify its directors, officers,

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company leases office space and computer equipment under long-term operating leases expiring at various dates throughout fiscal year 2025. Lease expenses for years ended December 31, 2007, 2006 and 2005 were $4.6 million, $4.5 million and $3.8 million respectively. At December 31, 2007, the Company’s aggregate future minimum payments for operating leases having initial or non-cancelable terms greater than one year were payable as follows:

Minimum
(in thousands)	Payments

Year ended December 31:
2008	$4,231
2009	4,485
2010	4,586
2011	4,184
2012	4,304
Thereafter	57,214

Total minimum lease payments	$79,004

(16)	Regulatory and Net Capital Requirements

As a broker-dealer, CFS is subject to the Securities and Exchange Commission’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, and requires that the ratio of aggregate indebtedness to net capital (net capital ratio), as defined, shall not exceed 15 to 1. As of December 31, 2007 and 2006, the net capital, the excess of the required net capital and the net capital ratio were as follows:

(Dollars in thousands)	2007	2006

Net capital	$9,175	$5,330
Excess of required net capital	$7,352	$3,647
Net capital ratio	2.98	4.74

CFS is not required to compute the Reserve Requirements under Exhibit A of Rule 15c3-3(k)(2)(i) or to include Information Relating to the Possession or Control Requirements under Rule 15c3-3, because the Registrant operates primarily with the purpose of distributing mutual fund shares and does not hold customer funds or safekeep customer securities.

(17)	Concentration Risk

For the years ended December 31, 2007, 2006 and 2005, total revenues derived from services provided to two Company-sponsored mutual funds, the Calamos Growth Fund and the Calamos Growth and Income Fund were as follows:

	2007	2006	2005

Calamos Growth Fund	43%	48%	47%
Calamos Growth and Income Fund	17%	16%	16%

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(18)	Common Stock Repurchase

The Board of Directors authorized the Company to repurchase up to 4 million shares of Class A common stock. During 2007, the Company repurchased 2,452,100 shares at an aggregated cost of $60.6 million. Additionally, the Company repurchased 888,700 shares to date in 2008 at an aggregated cost of $21.9 million.

In order to maintain a one-for-one relationship between the Holdings’ membership units owned by CAM and CAM’s outstanding Class A common stock and to provide CAM with cash to repurchase shares, CAM sold membership units to Holdings equal to the number of shares of Class A common stock that it repurchased. The net impact of these transactions is presented in the consolidated statements of changes in stockholders’ equity.

(19)	Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and requires additional disclosure regarding fair value measurements. SFAS 157 is effective for the Company beginning January 1, 2008. Management has evaluated the impact that the adoption of SFAS 157 will have on its financial statements and concluded it to be immaterial.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115, which permits the option to measure certain financial instruments and other items at fair value. SFAS 159 would allow the Company to record unrealized gains and losses on available-for-sale securities to current period earnings, whereas, the Company currently records this activity to other comprehensive income, a component of stockholders’ equity. SFAS 159 is effective for the Company beginning January 1, 2008. Management has analyzed the option of adopting SFAS 159 and the impact, if any, that it would have on our financial statements and concluded to not adopt the provisions for our existing portfolio.

In December 2007, the FASB issued SFAS 141(R), Business Combinations, which establishes requirements for how the acquirer in a business combination recognizes, measures and discloses identified assets and goodwill acquired, liabilities assumed, and any noncontrolling interests. SFAS 141(R) is effective for the Company for any business combination with an acquisition date that is on or after January 1, 2009. The Company is currently evaluating the impact, if any, that the adoption of SFAS 141(R) will have on its financial statements.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, which establishes accounting and reporting requirements for noncontrolling interest, which the Company currently refers to as minority interest. SFAS 160 would require noncontrolling interest to be reported as a component of equity on the consolidated statements of financial position and the amount of net income attributable to noncontrolling interest to be identified on the consolidated statements of income. SFAS 160 is effective for the Company beginning January 1, 2009. The Company is currently evaluating the impact, if any, that the adoption of SFAS 160 will have on its financial statements.

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

Item 9B.  Other Information

None

PART III

Item 10.	Directors and Executive Officers of the Registrant

Management		Directors

John P. Calamos, Sr. Chairman, Chief Executive Officer and Co-Chief Investment Officer	James F. Baka Executive Vice President — Wealth Management	John P. Calamos, Sr. Chairman, Chief Executive Officer and Co-Chief Investment Officer

Nick P. Calamos Senior Executive Vice President and Co-Chief Investment Officer	Philip (Phipps) E. Moriarty Executive Vice President — Head of Distribution and Business Development	Nick P. Calamos Senior Executive Vice President and Co-Chief Investment Officer

Patrick H. Dudasik Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer	Nimish S. Bhatt Senior Vice President and Director of Operations	G. Bradford Bulkley Founder Bulkley Capital, L.P.

Scott Craven Jones Executive Vice President and Chief Administrative Officer	Robert M. Kunimura Senior Vice President and Chief Technology Officer	Mitchell S. Feiger President and Chief Executive Officer MB Financial, Inc.

Richard W. Gilbert President Gilbert Communications, Inc.

Arthur L. Knight Private Investor and Business Consultant Former President and Chief Executive Officer Morgan Products, Ltd.

Additional information regarding the Directors and Executive Officers of the Company and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference from our definitive proxy statement for our 2008 Annual Meeting of Stockholders (the “Proxy Statement”).

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

Information required for this Item is incorporated herein by reference to the registrant’s proxy statement for its annual meeting of shareholders on May 23, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required for this Item is incorporated herein by reference to the registrant’s proxy statement for its annual meeting of shareholders on May 23, 2008.

Item 13.	Certain Relationships and Related Transactions

Information required for this Item is incorporated herein by reference to the registrant’s proxy statement for its annual meeting of shareholders on May 23, 2008.

Item 14.	Principal Accounting Fees and Services

Information required for this Item is incorporated herein by reference to the registrant’s proxy statement for its annual meeting of shareholders on May 23, 2008.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report.

1. Financial Statements: See Item 8 of Part II.

2. Financial Statement Schedules: None.

3. List of Exhibits:

Exhibit
Number	Description of Exhibit

3(i)	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2004).
3(ii)	Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2007).
4.1	Stockholders’ Agreement among John P. Calamos, Sr., Nick P. Calamos and John P. Calamos, Jr., certain trusts controlled by them, Calamos Family Partners, Inc. and the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 3, 2004).
4.2	Registration Rights Agreement between Calamos Family Partners, Inc., John P. Calamos, Sr. and the Registrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 3, 2004).
4.3	Note Purchase Agreement, dated as of July 13, 2007, by and among Calamos Holdings LLC and various institutional investors (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2007).
10.1	Employment Agreement between the Registrant and John P. Calamos, Sr. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 3, 2004).
10.2	Employment Agreement between the Registrant and Nick P. Calamos (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 3, 2004).
10.3	Employment Agreement between the Registrant and James S. Hamman, Jr. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities an Exchange Commission on December 3, 2004).
10.4	Employment Agreement between the Registrant and Patrick H. Dudasik (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 3, 2004).
10.5	Employment Agreement between the Registrant and Philip E. Moriarty, II (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2007).
10.6	Amendment Number 1 to Employment Agreement between the Registrant and Nick P. Calamos (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2007).
10.7	Amendment Number 1 to Employment Agreement between the Registrant and Patrick H. Dudasik (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2007).
10.8	Amendment Number 1 to Employment Agreement between the Registrant and James S. Hamman, Jr. (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2007).
10.9	Transition Agreement, dated as of August 7, 2007, by and among Calamos Asset Management, Inc., Calamos Advisors LLC, Calamos Holdings LLC and Patrick H. Dudasik (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2007).

Exhibit
Number	Description of Exhibit

10.10	Transition Agreement, dated as of September 5, 2007, by and among Calamos Asset Management, Inc., Calamos Advisors LLC, Calamos Holdings LLC and James S. Hamman, Jr. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2007).
10.11	Calamos Asset Management, Inc. Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 3, 2004).
10.12	Form of EAU-Based RSU Award Statement (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 3, 2004).
10.13	Form of IPO Equity Award Statement (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 3, 2004).
10.14	Form of Services-Based RSU Award Statement (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 3, 2004).
10.15	Contribution Agreement between the Registrant and Calamos Holdings LLC (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 3, 2004).
10.16	Tax Indemnity Agreement among the Registrant, Calamos Family Partners, Inc. and Calamos Holdings LLC (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 3, 2004).
10.17	Second Amended and Restated Limited Liability Company Agreement of Calamos Holdings LLC effective as of November 2, 2004, by and among Calamos Family Partners, Inc., John P. Calamos, Sr. and the Registrant (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 3, 2004).
10.18	Amendment No. 1 to the Second Amended and Restated Limited Liability Company Agreement of Calamos Holdings LLC (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2006).
10.19	Amendment No. 2 to the Second Amended and Restated Limited Liability Company Agreement of Calamos Holdings LLC (incorporated by reference to Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2006).
10.20	Management Services and Resources Agreement by and among the Registrant, Calamos Family Partners, Inc. and Calamos Property Holdings LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2007).
10.21	Lease Agreement between 2020 Calamos Court LLC and Calamos Holdings LLC (formerly with Calamos Holdings, Inc. (incorporated by reference to Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 2005).
10.22	Lease Agreement between CityGate Centre I LLC and Calamos Holdings LLC (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2007).
21.1	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm, KPMG LLP.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

Upon written request by a stockholder to our Secretary at 2020 Calamos Court, Naperville, Illinois 60563, any exhibit shall be available at a reasonable charge (which will be limited to our reasonable expenses in furnishing such exhibits).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 3, 2008.

CALAMOS ASSET MANAGEMENT, INC.

By:	/s/ Patrick H. Dudasik
Name: Patrick H. Dudasik

Title:	Executive Vice President,
Chief Operating Officer, Chief
Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John P. Calamos, Sr. John P. Calamos, Sr.	Chairman of the Board, Chief Executive Officer and Co-Chief Investment Officer (Principal Executive Officer)	March 3, 2008

/s/ Patrick H. Dudasik Patrick H. Dudasik	Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 3, 2008

/s/ Nick P. Calamos Nick P. Calamos	Senior Executive Vice President, Co-Chief Investment Officer and Director	March 3, 2008

/s/ G. Bradford Bulkley G. Bradford Bulkley	Director	March 3, 2008

/s/ Mitchell S. Feiger Mitchell S. Feiger	Director	March 3, 2008

/s/ Richard W. Gilbert Richard W. Gilbert	Director	March 3, 2008

/s/ Arthur L. Knight Arthur L. Knight	Director	March 3, 2008