Form 10-Q
period 2008-03-31
Calamos Asset Management, Inc. /DE/
filed 2008-05-07
CIK 1299033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED:
March 31, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
At April 25, 2008, the company had 20,112,273 shares of Class A common stock and 100 shares of Class B common stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 6. Exhibits
SIGNATURES
Employment Agreement with James F. Baka
Form of Employee Equity Award Statement
Form of Non-Employee Director Equity Award Statement
Certification
Certification
Section 906 Certification
Section 906 Certification

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share data)

	March 31,	December 31,
	2008	2007
	(unaudited)
ASSETS:
Current assets
Cash and cash equivalents	$69,056	$108,441
Receivables:
Affiliates and affiliated funds	23,925	27,641
Customers	10,273	11,699
Investment securities	496,509	535,476
Partnership investments and offshore funds	332,934	353,004
Prepaid expenses	3,991	3,139
Deferred tax assets, net	10,523	6,926
Other assets	2,969	2,206

Total current assets	950,180	1,048,532

Non-current assets
Deferred tax assets, net	82,977	83,358
Deferred sales commissions	30,778	34,076
Property and equipment, net of accumulated depreciation ($24,308 at 3/31/08 and $21,841 at 12/31/07)	48,486	48,420
Other non-current assets	3,155	3,286

Total non-current assets	165,396	169,140

Total assets	1,115,576	1,217,672

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities
Accounts payable:
Brokers	17,284	19,950
Affiliates and affiliated funds	428	372
Accrued compensation and benefits	5,867	26,462
Interest payable	8,363	12,636
Accrued expenses and other current liabilities	6,766	9,257

Total current liabilities	38,708	68,677

Long-term liabilities
Long-term debt	525,000	525,000
Other long-term liabilities	9,888	8,876

Total long-term liabilities	534,888	533,876

Total liabilities	573,596	602,553

Minority interest in partnership investments and offshore funds	64,650	49,177
Minority interest in Calamos Holdings LLC	276,874	352,205

Stockholders’ equity:
Class A Common Stock, $0.01 par value; authorized 600,000,000 shares; 23,453,073 shares issued and 20,112,273 shares outstanding at March 31, 2008; 23,324,082 shares issued and 20,871,982 shares outstanding at December 31, 2007	235	233
Class B Common Stock, $0.01 par value; authorized 1,000 shares; issued and outstanding 100 shares	0	0
Additional paid-in capital	214,191	198,924
Retained earnings	68,347	70,102
Accumulated other comprehensive income	235	5,081
Treasury stock at cost; 3,340,800 shares at March 31, 2008 and 2,452,100 shares at December 31, 2007	(82,552)	(60,603)

Total stockholders’ equity	200,456	213,737

Total liabilities, minority interest and stockholders’ equity	$1,115,576	$1,217,672

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2008 and 2007
(in thousands, except share data)
(unaudited)

	2008	2007
Revenues:
Investment management fees	$77,274	$78,475
Distribution and underwriting fees	32,470	36,181
Other	949	1,044

Total revenues	110,693	115,700

Expenses:
Employee compensation and benefits	23,460	20,766
Distribution and underwriting expense	24,158	25,027
Amortization of deferred sales commissions	6,120	7,878
Marketing and sales promotion	3,036	3,482
General and administrative	9,490	8,392

Total operating expenses	66,264	65,545

Operating income	44,429	50,155

Other income (expense):
Net interest income (expense)	(7,254)	1,994
Investment and other income (loss)	(46,774)	392
Minority interest in partnership investments and offshore funds	12,459	751

Total other income (expense), net	(41,569)	3,137

Income before minority interest in Calamos Holdings LLC and income taxes	2,860	53,292
Minority interest in Calamos Holdings LLC	2,108	40,708

Income before income taxes	752	12,584
Income taxes	303	5,050

Net income	$449	$7,534

Earnings per share
Basic	$0.02	$0.32

Diluted	$0.02	$0.32

Weighted average shares outstanding
Basic	20,337,038	23,324,182

Diluted	97,621,495	100,764,966

Cash dividends per share	$0.11	$0.11

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2008
(in thousands)
(unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income	Stock	Total
Balance at December 31, 2007	$233	$198,924	$70,102	$5,081	$(60,603)	$213,737

Net income	—	—	449	—	—	449
Changes in unrealized gains (losses) on available-for-sale securities, net of minority interest and income taxes	—	—	—	(4,704)	—	(4,704)

Total comprehensive income (loss)						(4,255)

Issuance of common stock (128,991 Class A common shares)	2	(2)	—	—	—	—
Sale of Calamos Holdings LLC membership units (888,700 units)	—	17,364	—	—	—	17,364
Repurchase of common stock (888,700 Class A common shares)	—	—	—	—	(21,949)	(21,949)
Cumulative impact of changes in ownership of Calamos Holdings LLC	—	(2,465)	7	(142)	—	(2,600)
Compensation expense recognized under stock incentive plans, net of minority interest	—	370	—	—	—	370
Dividends declared	—	—	(2,211)	—	—	(2,211)

Balance at March 31, 2008	$235	$214,191	$68,347	$235	$(82,552)	$200,456

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2008 and 2007
(in thousands)
(unaudited)

	2008	2007
Cash and cash equivalents at beginning of year	$108,441	$328,841

Cash flows from operating activities:
Net income	449	7,534
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest in Calamos Holdings LLC	2,108	40,708
Minority interest in partnership investments and offshore funds	(12,459)	(751)
Amortization of deferred sales commissions	6,120	7,878
Other depreciation and amortization	2,599	1,985
Unrealized depreciation on CFS securities, partnership investments and offshore funds	49,692	950
Deferred taxes	(272)	1,098
Stock-based compensation	1,779	1,622
Employee taxes paid on vesting under stock incentive plans	(1,715)	(1,853)
(Increase) decrease in assets:
Accounts receivable:
Affiliates and affiliated mutual funds	3,716	830
Customers	1,426	1,103
Deferred sales commissions	(2,822)	(3,024)
Other assets	(1,905)	(1,313)
Increase (decrease) in liabilities:
Accounts payable	(2,610)	(640)
Accrued compensation and benefits	(20,595)	(16,017)
Other liabilities and accrued expenses	(5,270)	2,896

Net cash provided by operating activities	20,241	43,006

Cash flows used in investing activities:
Net additions to property and equipment	(2,533)	(1,651)
Net purchases of investment securities	(1,252)	(46,411)
Net changes in partnership investments and offshore funds	(688)	(46,812)

Net cash used in investing activities	(4,473)	(94,874)

Cash flows used in financing activities:
Deferred tax benefit on vesting under stock incentive plans	192	209
Repurchase of common stock	(21,949)	—
Cash dividends paid to minority shareholders	(31,185)	(29,345)
Cash dividends paid to common shareholders	(2,211)	(2,566)

Net cash used in financing activities	(55,153)	(31,702)

Net decrease in cash	(39,385)	(83,570)

Cash and cash equivalents at end of period	$69,056	$245,271

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(1) Organization and Description of Business
Calamos Asset Management, Inc. (CAM), together with its subsidiaries (the Company), primarily provides investment advisory services to individuals and institutional investors through open-end funds, closed-end funds, separate accounts, offshore funds and partnerships. CAM operates and controls all of the business and affairs of Calamos Holdings LLC (Holdings) and, as a result of this control, consolidates the financial results of Holdings with its own financial results.
(2) Basis of Presentation
The consolidated financial statements as of March 31, 2008 and for the three months ended March 31, 2008 and 2007 have not been audited by the Company’s independent registered public accounting firm. In the opinion of management, these statements contain all adjustments, including those of a normal recurring nature, necessary for fair presentation of the financial condition and results of operations. The results for the interim periods ended March 31 are not necessarily indicative of the results to be obtained for a full fiscal year. Certain amounts for the prior year have been reclassified to conform to the current year’s presentation.
Calamos Family Partners, Inc.’s (CFP) and John P. Calamos, Sr.’s (collectively, the Calamos Interests) combined 79.3% and 76.8% interest in Holdings at March 31, 2008 and 2007, respectively, is represented as minority interest in the Company’s financial statements. Income before minority interest in Calamos Holdings LLC and income taxes, which was $2.9 million for the three months ended March 31, 2008, included approximately $269,500 of investment income earned on cash, cash equivalents and investments held solely by CAM during the same period. This portion of CAM’s investment income is not reduced by any minority interests.
Calamos Partners LLC, a subsidiary of Holdings, is the general partner of Calamos Equity Opportunities Fund LP and Calamos Market Neutral Opportunities Fund LP, private investment partnerships that are primarily comprised of highly liquid marketable securities. Because substantially all the activities of these partnerships (collectively, the Partnerships) are conducted on behalf of the Company and its related parties, the Company consolidates the financial results of the Partnerships into its results.
In the fourth quarter of 2007, the Company established Calamos Global Funds PLC (Offshore Funds), which is comprised of four Ireland-based offshore mutual funds. Because the Offshore Funds are majority owned by the Company, the Company consolidates the financial results of the Offshore Funds into its results.
The assets and liabilities of the Partnerships and Offshore Funds are presented on a net basis as partnership investments and offshore funds in the consolidated statements of financial condition, and the total income (loss) is included in investment and other income (loss) in the consolidated statements of operations. Partnerships and Offshore Funds are presented on a net basis in order to provide more transparency to the financial position and results from core operations of the Company. The underlying assets and liabilities that are being consolidated are described in note 4. The minority interests are presented as minority interest in partnership investments and offshore funds in the respective financial statements.
Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from these estimates.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(3) Investment Securities
The following table provides a summary of investment securities owned as of March 31, 2008 and December 31, 2007. Other investment securities consist of treasury bonds and common stock. As a registered broker-dealer, Calamos Financial Services LLC is required to mark to market all investment securities it owns (CFS Securities) and record all market fluctuations through current earnings. As such, unrealized gains and losses on these securities are included in investment and other income (loss) in the consolidated statements of operations.

	March 31, 2008
(in thousands)	Available-for-Sale	CFS Securities	Total Securities
Mutual Funds
Equity	$288,191	$2,661	$290,852
Balanced	80,556	655	81,211
Fixed income	119,829	—	119,829
High yield	3,532	—	3,532
Other	235	214	449
Total mutual funds	492,343	3,530	495,873

Other investment securities	431	205	636

	$492,774	$3,735	$496,509

	December 31, 2007
(in thousands)	Available-for-Sale	CFS Securities	Total Securities
Mutual Funds
Equity	$322,344	$3,095	$325,439
Balanced	90,049	722	90,771
Fixed income	114,439	—	114,439
High yield	3,663	—	3,663
Other	245	227	472
Total mutual funds	530,740	4,044	534,784

Other investment securities	430	262	692

	$531,170	$4,306	$535,476

Of the $495.9 million and $534.8 million investments in mutual funds at March 31, 2008 and December 31, 2007, respectively, $334.2 million and $364.3 million was invested in affiliated mutual funds.
The table below summarizes the proceeds from the sale of available-for-sale securities, realized gains (losses) on available-for-sale securities, and unrealized gains (losses) on available-for-sale securities and on CFS securities for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
(in thousands)	2008	2007
Available-for-sale securities:
Proceeds from sale	$—	$—

Realized gains (losses)	—	—

Unrealized gains (losses)	(39,216)	3,363

CFS securities:
Unrealized gains (losses)	(573)	48

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The cumulative net unrealized gains (losses) on available-for-sale securities consisted of the following as of March 31, 2008 and December 31, 2007:

	March 31,	December 31,
(in thousands)	2008	2007
Total cumulative unrealized gains on available-for-sale securities with net gains:
Mutual Funds
Equity	$22,539	$39,461
Balanced	674	5,860
Fixed income	4,883	1,022
Other	—	5

Total mutual funds	28,096	46,348

Other investment securities	254	297

Total gains	28,350	46,645

Total cumulative unrealized losses on available-for-sale securities with net losses:
Mutual Funds
Equity	(24,303)	(7,073)
Balanced	(4,335)	(17)
Fixed income	—	(334)
High yield	(445)	(272)
Other	(7)	—

Total mutual funds	(29,090)	(7,696)

Other investment securities	(2)	(475)

Total losses	(29,092)	(8,171)

Total cumulative net unrealized gains (losses) on available-for-sale securities	$(742)	$38,474

The Company periodically evaluates its available-for-sale investments for other-than-temporary declines in value. Other-than-temporary declines in value may exist when the fair value of an investment security has been below the carrying value for an extended period of time. If an other-than-temporary decline in value is determined to exist, the unrealized investment loss, net of tax is recognized as a charge to net income in the period in which the other-than-temporary decline in value occurs, as well as an accompanying permanent adjustment to accumulated other comprehensive income. At March 31, 2008, the Company believes all unrealized losses to be only temporary and due to temporary market conditions.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(4) Partnership Investments and Offshore Funds
Presented below are the underlying assets and liabilities of the Partnerships and the Offshore Funds that the Company reports on a net basis and the investments accounted for under the equity method presented as partnership investments and offshore funds in its consolidated statements of financial condition as of March 31, 2008 and December 31, 2007.

	March 31,	December 31,
(in thousands)	2008	2007
Calamos Equity Opportunities Fund LP:
Securities owned	$60,258	$111,142
Securities sold but not yet purchased	—	(24,838)
Accrued expenses and other current liabilities	(224)	(1,478)
Other current assets	3,810	20

Calamos Equity Opportunities Fund LP securities, net	63,844	84,846

Calamos Market Neutral Opportunities Fund LP:
Securities owned	67,797	81,361
Securities sold but not yet purchased	(16,708)	(22,372)
Accrued expenses and other current liabilities	(1,586)	(5,178)
Other current assets	3,432	1,028

Calamos Market Neutral Opportunities Fund LP securities, net	52,935	54,839

Calamos Global Funds PLC:
Securities owned	202,356	200,196
Other current assets	6,277	5,107
Accrued expenses and other liabilities	(1,439)	(2,045)

Calamos Global Funds PLC	207,194	203,258

Investment in other partnerships	8,961	10,061

Partnership investments and offshore funds	$332,934	$353,004

As of March 31, 2008 and December 31, 2007, the Company had a net interest of $28.2 million (44.1%) and $37.2 million (43.9%) in Calamos Equity Opportunities Fund LP, respectively. The minority interests totaled 55.9% and 56.1% of Calamos Equity Opportunities Fund LP at March 31, 2008 and December 31, 2007, respectively, and are presented in the consolidated statements of financial condition as minority interest in partnership investments and offshore funds.
As of March 31, 2008 and December 31, 2007, the Company had a net interest of $51.4 million (97.2%) and $53.3 million (97.2%) in Calamos Market Neutral Opportunities Fund LP, respectively. The minority interests totaled 2.8% of Calamos Market Neutral Opportunities Fund LP at March 31, 2008 and December 31, 2007 and are presented in the consolidated statements of financial condition as minority interest in partnership investments and offshore funds.
As of March 31, 2008 and December 31, 2007, the Company had a net interest of $179.7 million (86.7%) and $203.3 million (100%) in Calamos Global Funds PLC, respectively. The minority interests totaled 13.3% at March 31, 2008, and are presented in the consolidated statements of financial condition as minority interest in partnership investments and offshore funds.
As of March 31, 2008 and December 31, 2007, the Company held a non-controlling interest in certain other partnerships, and therefore, accounted for these investments using the equity method. These investments are presented collectively as investments in other partnerships in the table above.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(5) Fair Value Measurements
Effective January 1, 2008, the Company adopted the provisions of the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and requires additional disclosure regarding fair value measurement. The implementation of SFAS 157 had no effect on the Company’s financial position or results of operations.
SFAS No. 157 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows: Level 1 — observable inputs such as quoted prices in active markets; Level 2 — inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and Level 3 — unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions. At March 31, 2008, the Company did not have any positions in Level 3 securities. For assets recorded at fair value, the Company measures fair value using a market approach.
The following provides the hierarchy of inputs used to derive the fair value of the Company’s investment securities, securities owned by the Partnership Investments and by the Offshore Funds and securities sold but not yet purchased as of March 31, 2008. Foreign currency contracts are presented on a net basis where the right of offset exists. There was no net impact of these positions at March 31, 2008.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
(in thousands)	March 31,	Identical Assets	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)
Investment securities (note 3)	$496,509	$496,509	$—	$—
Securities owned by Partnership Investments and Offshore Funds (note 4)	330,411	272,382	58,029	—
Securities sold but not yet purchased (note 4)	(16,708)	(16,708)	—	—

Total	$810,212	$752,183	$58,029	$—

(6) Minority Interest in Calamos Holdings LLC
Minority interest in Calamos Holdings LLC represents the Calamos Interests’ aggregate ownership interest of 79.3% and 78.7% in Holdings at March 31, 2008 and December 31, 2007 respectively, and is derived by multiplying the historical equity of Holdings by their aggregate ownership percentage for the periods presented. Issuances and repurchases of CAM’s common stock result in changes to CAM’s ownership percentage and to the minority interests’ ownership percentage of Holdings. The Company’s corresponding changes to stockholders’ equity are reflected in the consolidated statements of changes in stockholders’ equity. Income is allocated to minority interests based on the average ownership interest during the period in which the income is earned. A rollforward of minority interest for the three months ended March 31, 2008 is presented below:
(in thousands)

Minority interest at December 31, 2007	$352,205
Income allocated to minority interests	2,108
Changes in unrealized gains (losses) on available-for-sale securities	(31,376)
Sale of Calamos Holdings LLC membership units	(17,364)
Cumulative impact of changes in ownership of Calamos Holdings LLC units	1,077
Compensation expense recognized under stock incentive plans	1,409
Tax distributions	(22,715)
Equity distributions	(8,470)

Minority interest at March 31, 2008	$276,874

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(7) Earnings Per Share
The following table reflects the calculation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
(in thousands, except per share data)	2008	2007
Earnings per share — basic
Earnings available to common shareholders	$449	$7,534
Weighted average shares outstanding	20,337	23,324

Earnings per share — basic	$0.02	$0.32

Earnings per share — diluted
Income before minority interest in Calamos Holdings LLC and income taxes	$2,860	$53,292
Less: Impact of income taxes	1,153	21,386

Earnings available to common shareholders	$1,707	$31,906

Weighted average shares outstanding	20,337	23,324
Conversion of membership units for common stock	77,000	77,000
Dilutive impact of restricted stock units	284	368
Dilutive impact of stock options	—	73

Weighted average shares outstanding	97,621	100,765

Earnings per share — diluted	$0.02	$0.32

Diluted shares outstanding for the three months ended March 31, 2008 and 2007 are calculated (a) assuming that Calamos Interests exchanged all of their membership units in Holdings for shares of the Company’s Class A common stock on a one-for-one basis and (b) including the effect of outstanding restricted stock unit and stock option awards. In calculating diluted earnings per share, an effective tax rate of 40.3% and 40.1% was applied to income before minority interest in Calamos Holdings LLC and income taxes for the three months ended March 31, 2008 and 2007, respectively.
The Company uses the treasury stock method to reflect the dilutive effect of unvested restricted stock units (RSUs) and unexercised stock options on diluted earnings per share. Under the treasury stock method, if the average market price of common stock increases above the option’s exercise price, the proceeds that would be assumed to be realized from the exercise of the option would be assumed to be used to acquire outstanding shares of common stock. However, pursuant to SFAS No. 123(R), Share-Based Payment, the awards may be anti-dilutive even when the market price of the underlying stock exceeds the related exercise price. This result is possible because compensation cost attributed to future services and not yet recognized is included as a component of the assumed proceeds upon exercise. The dilutive effect of such options and RSUs would result in the addition of a net number of shares to the weighted average number of shares used in the calculation of diluted earnings per share. For the three months ended March 31, 2008, stock options for 2,583,262 shares and RSUs for 205,637 shares were excluded from the computation of diluted earnings per share as they were anti-dilutive. For the three months ended March 31, 2007, stock options for 1,441,187 shares and RSUs for 383,962 shares were excluded from the computation of diluted earnings per share as they were anti-dilutive.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(8) Stock Based Compensation
Under the Company’s incentive compensation plan, certain employees of the Company receive stock based compensation comprised of stock options and RSUs. Historically, RSUs have been settled with newly issued shares so that no cash was used by the Company to settle awards; however, the Company may use treasury shares. The Company’s Annual Report on Form 10-K for the year ended December 31, 2007 provides details of this plan and its provisions.
During the first quarter of 2008, the Company granted 943,917 stock options and 314,639 RSUs. There were forfeitures of 174,240 stock options and 73,845 RSUs during the quarter. The weighted average fair value of stock options at the date of grant for the three months ended March 31, 2008 was $6.53, which was estimated on the date of grant using the Black-Scholes option-pricing model. The assumptions used were a dividend yield of 2.27%, expected volatility of 35%, a risk-free interest rate of 3.3% and an expected life of 7.5 years.
During the first quarter of 2008, 188,321 RSUs were exercised and, after 59,330 units were withheld for taxes, 128,991 RSUs were converted, on a one-for-one basis, for shares of CAM’s Class A common stock. The total intrinsic value and the fair value of the converted shares was $3.7 million. The total tax benefit realized in connection with the exercise of the RSUs during the three months ended March 31, 2008 was $481,000, as the Company receives tax benefits based upon the portion of Holdings’ income that it recognizes.
During the three months ended March 31, 2008, expense recorded in connection with the RSUs and stock options was $1.8 million of which $370,000, after giving effect to the minority interests, was credited as additional paid-in capital. During the three months ended March 31, 2007, expense recorded in connection with the RSUs and stock options was $1.6 million of which $377,000, after giving effect to the minority interests, was credited as additional paid-in capital. The amount of deferred tax asset created was $148,000 and $151,000 during the three months ended March 31, 2008 and 2007, respectively. At March 31, 2008, approximately $27.9 million of total unrecognized compensation expense related to nonvested stock option and RSU awards is expected to be recognized over a weighted-average period of 4.4 years.
(9) Total Other Income (Expense), Net
Total other income (expense), net was comprised of the following for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
(in thousands)	2008	2007
Interest income	$847	$4,030
Interest expense	(8,101)	(2,036)

Net interest income (expense)	(7,254)	1,994

Capital gains and dividend income	2,059	511
Unrealized appreciation (depreciation)	(49,081)	(440)
Miscellaneous other income	248	321

Investment and other income (loss)	(46,774)	392

Minority interest in partnership investments	12,459	751

Total other income (expense), net	$(41,569)	$3,137

Total other income (expense), net had a negative $.25 per share impact on diluted earnings per share during the first quarter of 2008, compared to a positive $.02 per share impact on diluted earnings per share during the first quarter of 2007.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(10) Common Stock Repurchase
In 2007, the Board of Directors authorized the Company to repurchase up to 2 million shares of Class A common stock, of which 1,340,800 shares have been repurchased as of March 31, 2008.
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
(11) Recently Issued Accounting Pronouncements
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
In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133, which requires additional disclosures for derivative instruments and hedging activities. SFAS 161 is effective for the Company beginning January 1, 2009. The Company is currently evaluating the impact, if any, that the adoption of SFAS 161 will have on its financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
We provide investment advisory services to institutions and individuals, managing $40.9 billion in client assets at March 31, 2008. Our operating results fluctuate primarily due to changes in the total value and composition of our assets under management. The value and composition of our assets under management are, and will continue to be, influenced by a variety of factors, including purchases and redemptions of shares of mutual funds and separate accounts that we manage, fluctuations in the financial markets around the world that result in appreciation or depreciation of assets under management and our introduction of new investment strategies and products.
We market our investment strategies to our clients through a variety of products designed to suit their investment needs. We currently offer five types of mutual fund and separate account investment products. The following table details our assets under management at March 31, 2008 and 2007.

	March 31,
(in millions)	2008	2007
Mutual Funds
Open-end funds	$23,784	$25,706
Closed-end funds	6,874	6,380

Total mutual funds	30,658	32,086

Separate Accounts
Institutional accounts	4,875	4,849
Managed accounts	5,256	5,482
Alternative investments	117	133

Total separate accounts	10,248	10,464

Total assets under management	$40,906	$42,550

Our revenues are substantially comprised of investment management fees earned under contracts with the mutual funds and separate accounts that we manage. Our revenues are also comprised of distribution and underwriting fees, including asset-based distributions and/or service fees received pursuant to Rule 12b-1 plans. Investment management fees and distribution and underwriting fees may fluctuate based on a number of factors, including the total value and composition of our assets under management, market appreciation or depreciation and the level of net purchases and redemptions, which represent the sum of new client investments, additional funding from existing clients, withdrawals of assets from and termination of client accounts and purchases and redemptions of mutual fund shares. The mix of assets under management among our investment products also has an impact on our revenues as some products carry different fees than others.
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

Operating Results
Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
Assets Under Management
Assets under management decreased by $1.6 billion, or 4%, to $40.9 billion at March 31, 2008 from $42.6 billion at March 31, 2007. At March 31, 2008 and 2007, our assets under management consisted of 75% mutual funds and 25% separate accounts.

	Three Months Ended
	March 31,		Change
(in millions)	2008	2007	Amount	Percent
Mutual Funds
Beginning assets under management	$34,835	$33,704	$1,131	3%
Net redemptions	(449)	(1,952)	1,503	77
Market appreciation (depreciation)	(3,728)	334	(4,062)	*

Ending assets under management	30,658	32,086	(1,428)	(4)

Average assets under management	31,403	33,011	(1,608)	(5)

Separate Accounts
Beginning assets under management	11,373	11,021	352	3
Net purchases (redemptions)	106	(679)	785	*
Market appreciation (depreciation)	(1,231)	122	(1,353)	*

Ending assets under management	10,248	10,464	(216)	(2)

Average assets under management	10,501	10,770	(269)	(2)

Total Assets Under Management
Beginning assets under management	46,208	44,725	1,483	3
Net redemptions	(343)	(2,631)	2,288	87
Market appreciation (depreciation)	(4,959)	456	(5,415)	*

Ending assets under management	40,906	42,550	(1,644)	(4)

Average assets under management	$41,904	$43,781	$(1,877)	(4)%

*	Not meaningful.
During the first quarter of 2008, net redemptions in our mutual funds were $449 million, a favorable change of $1.5 billion from net redemptions of $2.0 billion in the prior-year quarter. The improvement in net redemptions, compared to the first quarter of 2007, was primarily due to a decrease of $1.6 billion in net redemptions of our Growth Fund, which comprises a significant percentage of our total assets under management. Mutual funds were negatively impacted by market depreciation of $3.7 billion during the three months ended March 31, 2008, compared to market appreciation of $334 million during the three months ended March 31, 2007.
Separate accounts had net purchases of $106 million during the first quarter of 2008, mainly due to separate account inflows generated within our institutional accounts, compared to net redemptions of $679 million in the prior-year quarter. Separate accounts were negatively impacted by market depreciation of $1.2 billion during the three months ended March 31, 2008, compared to market appreciation of $122 million during the three months ended March 31, 2007.

Financial Overview
Operating income was $44.4 million for the first quarter of 2008, compared with $50.2 million for the same period a year ago. Operating margin was 40.1% for the first quarter of 2008 and 43.3% for the year-earlier period. Operating income, after giving effect to income taxes, contributed $0.27 per diluted share in the first quarter of 2008 versus $0.30 in the prior-year period.
Total other income (expense), net was a net expense of $41.6 million for the first quarter of 2008, compared to net income of $3.1 million for the first quarter of 2007. The decrease in total other income (expense), net for the three months ended March 31, 2008, compared to the prior-year quarter, was mostly due to unrealized market depreciation in the current quarter, primarily on our investments in consolidated partnerships and offshore funds. Total other income (expense), net, after giving effect to income taxes, contributed a negative $0.25 per diluted share in the first quarter of 2008 versus a positive $0.02 in the prior-year period.
Revenues
Total revenues decreased by $5.0 million, or 4%, to $110.7 million for the three months ended March 31, 2008 from $115.7 million for the prior year. The decrease was primarily due to lower investment management fees and distribution and underwriting fees.

	Three Months Ended March 31,		Change
(in thousands)	2008	2007	Amount	Percent
Investment management fees	$77,274	$78,475	$(1,201)	(2)%
Distribution and underwriting fees	32,470	36,181	(3,711)	(10)
Other	949	1,044	(95)	(9)

Total revenues	$110,693	$115,700	$(5,007)	(4)%

Investment management fees decreased by $1.2 million, or 2%, to $77.3 million for the three months ended March 31, 2008 from $78.5 million for the first quarter of 2007 as a result of a $1.9 billion decrease in average assets under management. The overall decline in investment management fees was primarily due to a decrease in fees from open-end funds, partially offset by higher investment management fees from closed-end funds. Investment management fees from open-end funds were $46.8 million for the three months ended March 31, 2008 compared to $50.2 million for the prior year period as a result of a $2.2 billion decrease in open-end fund average assets under management. This decrease was partially offset by higher investment management fees from our closed-end funds, which increased to $15.4 million for the first quarter of 2008 from $13.4 million for the first quarter of 2007 as a result of a $618 million increase in closed-end fund average assets under management mainly attributable to the assets raised from the launch of the Calamos Global Dynamic Income Fund (CHW) in the second quarter of 2007. Investment management fees as a percentage of average assets under management was 0.74% for the three months ended March 31, 2008 compared to 0.73% for the prior year.
Distribution and underwriting fees decreased by $3.7 million, or 10%, to $32.5 million for the three months ended March 31, 2008 from $36.2 million for the first quarter of 2007. The decrease was due to a $2.4 million decrease in distribution fees as a result of an 8% decrease in open-end fund average assets under management and a $1.3 million decrease in contingent deferred sales charges as a result of a decrease in redemptions.
Operating Expenses
Operating expenses increased by $719,000, or 1%, to $66.3 million for the three months ended March 31, 2008 from $65.5 million for the prior year.
To better align our expense structure with our decreasing revenues, which we believe are driven by prevailing market volatility, we initiated cost containment efforts in February 2008. As part of these efforts we reduced our staff levels by 28 associates, or 7%. In addition, our Chief Executive Officer and our Co-Chief Investment Officer have temporarily reduced their base salaries by nearly one million dollars in aggregate for 2008 as part of these efforts. However, our focus on growing our business will not wane; therefore, we continue to redeploy resources to areas that we view as key growth opportunities, specifically, institutional, wealth management, global expansion and retirement plan distribution. We expect to prudently manage our operating expenses, primarily with respect to employee compensation and benefits, marketing and sales promotion and general and administrative expenses.

	Three Months Ended March 31,		Change
(in thousands)	2008	2007	Amount	Percent
Employee compensation and benefits	$23,460	$20,766	$2,694	13%
Distribution and underwriting expense	24,158	25,027	(869)	(3)
Amortization of deferred sales commissions	6,120	7,878	(1,758)	(22)
Marketing and sales promotion	3,036	3,482	(446)	(13)
General and administrative	9,490	8,392	1,098	13

Total operating expenses	$66,264	$65,545	$719	1%

Employee compensation and benefits expense increased by $2.7 million for the three months ended March 31, 2008 when compared to the prior year. This increase largely reflects the impact of additional staff to support the following initiatives: expand our wealth management and institutional sales; diversify our product offerings by adding complementary fixed income and cash management strategies; and strengthen our information technology infrastructure. Our cost containment efforts resulted in severance-related expense of $1.5 million during the first quarter of 2008 that we do not anticipate will recur. We expect that the full impact of these efforts will be reflected as reductions to compensation and benefits expenses beginning in the second quarter of 2008. These increases in employee compensation and benefits for the first quarter of 2008 were partially offset by a decrease in incentive compensation expense of $1.4 million to reflect below target company performance.
Distribution and underwriting expense decreased by $0.9 million for the first quarter of 2008 when compared to the prior-year period primarily due to a decrease of $1.3 million resulting from the decline in average open-end fund assets under management, partially offset by an increase of $0.4 million due to higher Class C share assets older than one year. Although the Rule 12b-1 fee rates we paid to broker-dealers and other intermediaries in the three months ended March 31, 2008 did not change from the rates paid in the prior year, we expect distribution expense to vary with the change in open-end mutual funds assets under management and with the age of the Class C share assets.
Amortization of deferred sales commissions decreased $1.8 million for the three months ended March 31, 2008 when compared to the prior-year period mainly due primarily lower Class C share sales during the first quarter of 2008.
Marketing and sales promotion expense decreased by $0.4 million primarily due to a $0.6 million reduction in expense that resulted from terminating our two remaining closed-end fund agreements during the second quarter of 2007.
General and administrative expense increased by $1.1 million, of which $0.8 million is attributable to increases in occupancy, depreciation and software licensing to support additional staff and the implementation of our new trade order management and portfolio accounting systems.

Other Income (Expense), Net
Other income (expense), net for the three months ended March 31, 2008 was a net loss of $41.6 million as compared to a net income of $3.1 million for the three months ended March 31, 2007, and was comprised of the following:

	Three Months Ended
	March 31,
(in thousands)	2008	2007	Change
Interest income	$847	$4,030	$(3,183)
Interest expense	(8,101)	(2,036)	(6,065)

Net interest income (expense)	(7,254)	1,994	(9,248)

Capital gains and dividend income	2,059	511	1,548
Unrealized appreciation (depreciation)	(49,081)	(440)	(48,641)
Miscellaneous other income	248	321	(73)

Investment and other income (loss)	(46,774)	392	(47,166)

Minority interest in partnership investments and offshore funds	12,459	751	11,708

Total other income (expense), net	$(41,569)	$3,137	$(44,706)

Total other income (expense), net was a net expense of $41.6 million for the first quarter of 2008, compared to a net income of $3.1 million for the first quarter of 2007. The decrease in total other income (expense), net for the three months ended March 31, 2008, compared to the prior-year quarter, was mostly due to unrealized market depreciation of $36.6 million in the current quarter, primarily on our investments in consolidated partnerships and offshore funds, after giving effect to minority interests’ investment in those products.
As a point of reference, in the fourth quarter of 2007 we launched four offshore funds and seeded these funds with $200 million, consistent with our practice of investing alongside our clients. We view these investments as a component of our $834 million corporate investment portfolio at March 31, 2008, which is primarily comprised of products managed by us. Because our ownership in these funds represents more than 50% of the funds’ assets, we are required to consolidate these portfolios with our financial results. As such, market appreciation and depreciation of our investment in these funds is included in non-operating income (expense), net in our consolidated statement of operations. This accounting treatment of the market depreciation in the first quarter was the primary driver of the decrease in earnings. This consolidation may no longer be required once our investment represents less than 50% of the relevant funds’ total assets and at that point future market appreciation and depreciation would be included as a component of stockholders’ equity.
Also, interest expense was $8.1 million in the first quarter of 2008 and reflects an increase in interest expense of $6.1 million related to the private debt offering that closed during the third quarter of 2007.
Further, the unrealized gains and losses on a significant portion of our investment securities are not recorded to net income; rather, these unrealized gains and losses are recorded as changes to accumulated other comprehensive income, a component of stockholders’ equity. These unrealized gains and losses are only recognized in our consolidated statements of operations when they are realized, which occurs upon the sale of the securities and upon the receipt of capital gains distributions, which typically occur during the fourth quarter of the calendar year. For the three months ended March 31, 2008, net unrealized losses generated by our investment securities was $39.2 million, of which $4.7 million, net of minority interest and taxes, respectively, was recognized as a decrease to accumulated other comprehensive income. For the three months ended March 31, 2007, net unrealized gains generated by our investment securities was $3.4 million, of which $0.5 million, net of minority interest and taxes, respectively, was recognized as an increase to accumulated other comprehensive income.
Income Taxes
Our effective income tax rate was 40.3% and 40.1% for the first three months of 2008 and 2007.
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
The following tables summarize key statements of financial condition data relating to our liquidity and capital resources.

	March 31,	December 31,
(in thousands)	2008	2007
Statements of financial condition data:
Cash and cash equivalents	$69,056	$108,441
Receivables	34,198	39,340
Investment securities	496,509	535,476
Partnership investments and offshore funds	332,934	353,004
Deferred tax assets, net	93,500	90,284
Deferred sales commissions	30,778	34,076
Long-term debt	525,000	525,000
Cash flows for the three months ended March 31, 2008 and 2007 are shown below:

	March 31,
(in thousands)	2008	2007
Cash flow data:
Net cash provided by operating activities	$20,241	$43,006
Net cash used in investing activities	(4,473)	(94,874)
Net cash used in financing activities	(55,153)	(31,702)
Net cash provided by operating activities was $20.2 million for the three months ended March 31, 2008 and was primarily comprised of operating income of $44.4 million partially offset by 2007 non-equity incentive payments of $23.7 million.
The payment of deferred sales commissions by us to financial intermediaries who sell Class B and C shares of our open-end funds was $2.8 million for the three months ended March 31, 2008. We expect that the payment of deferred sales commissions will vary in proportion to future sales of Class B and C shares of open-end funds and that these commissions will continue to be funded by cash flows from operations.
For the three months ended March 31, 2008, net cash used in investing activities was $4.5 million and was comprised of our $2.5 million investment in property and equipment and dividend reinvestments in our investment portfolio.
Net cash used by financing activities was $55.2 million for the three months ended March 31, 2008 and was comprised of distributions to minority shareholders of $31.2 million, including distributions for their tax liabilities of $22.7 million, as well as dividends paid to common shareholders of $2.2 million. Additionally, the Company repurchased 888,700 shares of its Class A common stock at an aggregated cost of $21.9 million during the first quarter of 2008.
We expect our cash and liquidity requirements will be met with the cash on hand and through cash generated by operations.
Recently Issued Accounting Pronouncements
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
In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133, which requires additional disclosures for derivative instruments and hedging activities. SFAS 161 is effective for us beginning January 1, 2009. We are currently evaluating the impact, if any, that the adoption of SFAS 161 will have on our financial statements.
Critical Accounting Policies
Our significant accounting policies are summarized in note 2 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. A discussion of critical accounting policies is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2007. There were no significant changes in our significant accounting policies or critical accounting policies during the three months ended March 31, 2008.
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
Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to: adverse changes in applicable laws or regulations; downward fee pressures and increased industry competition; risks inherent to the investment management business; the loss of revenues due to contract terminations and redemptions; the performance of our investment portfolio as well as our alternative products and offshore funds we manage; our ownership and organizational structure; general declines in the prices of securities; catastrophic or unpredictable events; the loss of key executives; the unavailability of third-party retail distribution channels; increased costs of and timing of payments related to distribution; failure to recruit and retain qualified personnel; a loss of assets, and thus revenues; fluctuation in the level of our expenses; poor performance of our largest funds; damage to our reputation; and the extent and timing of any share repurchases. Further, the value and composition of our assets under management are, and will continue to be, influenced by a variety of factors including, among other things: purchases and redemptions of shares of the open-end funds and other investment products; fluctuations in both the underlying value and liquidity of the financial markets around the world that result in appreciation or depreciation of assets under management; mutual fund capital gain distributions; our ability to access capital markets; our introduction of new investment strategies and products; our ability to educate our clients about our investment philosophy and provide them with best-in-class service; the relative investment performance of our investment products as compared to competing offerings and market indices; competitive conditions in the mutual fund, asset management and broader financial services sectors; investor sentiment and confidence; and our decision to open or close products and strategies when deemed to be in the best interests of our clients. Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007 discusses some of these and other important factors in detail under the caption “Risk Factors.”

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
An analysis of our market risk was included in our Annual Report on Form 10-K for the year ended December 31, 2007. There were no material changes to the Company’s market risk during the three months ended March 31, 2008.
Item 4. Controls and Procedures
Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2008, and has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In October 2007, the Board of Directors authorized the Company to repurchase up to 2 million shares of Class A common stock. At December 31, 2007, 1,547,900 shares remained available to be repurchased. During the quarter, the Company repurchased the following shares available under this program:

			(c)	(d)
			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
	(a)	(b)	Part of Publicly	be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plans or
	Shares Purchased	Per Share	Programs	Programs
January 1 — January 31, 2008	547,900	$26.44	547,900	1,000,000
February 1 — February 29, 2008	340,800	21.90	340,800	659,200
March 1 — March 31, 2008	—	—	—	659,200

Total	888,700	$24.70	888,700	659,200

Item 6. Exhibits

3(i)	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2004).

3(ii)	Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2007).

4.1	Stockholders’ Agreement among John P. Calamos, Sr., Nick P. Calamos and John P. Calamos, Jr., certain trusts controlled by them, Calamos Family Partners, Inc. and the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 3, 2004).

4.2	Registration Rights Agreement between Calamos Family Partners, Inc., John P. Calamos, Sr. and the Registrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 3, 2004).

10.1	Employment Agreement between the Registrant and James F. Baka.

10.2	Form of Employee Equity Award Statement.

10.3	Form of Non-Employee Director Equity Award Statement.

31.1	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

31.2	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALAMOS ASSET MANAGEMENT, INC. (Registrant)
Date: May 7, 2008	By:	/s/ Cristina Wasiak
Cristina Wasiak
Interim Chief Financial Officer