Form 10-Q
period 2008-06-30
Calamos Asset Management, Inc. /DE/
filed 2008-08-07
CIK 1299033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED:
June 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
At July 31, 2008, the company had 19,453,073 shares of Class A common stock and 100 shares of Class B common stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share data)

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS:
Current assets
Cash and cash equivalents	$205,664	$108,441
Receivables:
Affiliates and affiliated funds	24,222	27,641
Customers	9,918	11,699
Investment securities	404,035	535,476
Partnership investments and offshore funds	349,556	353,004
Prepaid expenses	4,225	3,139
Deferred tax assets, net	9,066	6,926
Other assets	2,782	2,206

Total current assets	1,009,468	1,048,532

Non-current assets
Deferred tax assets, net	77,605	83,358
Deferred sales commissions	27,160	34,076
Property and equipment, net of accumulated depreciation ($26,944 at 6/30/08 and $21,841 at 12/31/07)	46,821	48,420
Other non-current assets	3,226	3,286

Total non-current assets	154,812	169,140

Total assets	1,164,280	1,217,672

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities
Accounts payable:
Brokers	17,854	19,950
Affiliates and affiliated funds	302	372
Accrued compensation and benefits	9,115	26,462
Interest payable	12,452	12,636
Accrued expenses and other current liabilities	5,933	9,257

Total current liabilities	45,656	68,677

Long-term liabilities
Long-term debt	525,000	525,000
Other long-term liabilities	10,023	8,876

Total long-term liabilities	535,023	533,876

Total liabilities	580,679	602,553

Minority interest in partnership investments and offshore funds	108,324	49,177
Minority interest in Calamos Holdings LLC	283,284	352,205

Stockholders’ equity:
Class A Common Stock, $0.01 par value; authorized 600,000,000 shares; 23,453,073 shares issued and 19,453,073 shares outstanding at June 30, 2008; 23,324,082 shares issued and 20,871,982 shares outstanding at December 31, 2007	235	233
Class B Common Stock, $0.01 par value; authorized 1,000 shares; issued and outstanding 100 shares	0	0
Additional paid-in capital	222,562	198,924
Retained earnings	68,083	70,102
Accumulated other comprehensive income (loss)	(3,672)	5,081
Treasury stock at cost; 4,000,000 shares at June 30, 2008 and 2,452,100 shares at December 31, 2007	(95,215)	(60,603)

Total stockholders’ equity	191,993	213,737

Total liabilities, minority interest and stockholders’ equity	$1,164,280	$1,217,672

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Six Months Ended June 30, 2008 and 2007
(in thousands, except share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Investment management fees	$78,449	$78,313	$155,723	$156,788
Distribution and underwriting fees	32,818	35,560	65,288	71,741
Other	971	894	1,920	1,938

Total revenues	112,238	114,767	222,931	230,467

Expenses:
Employee compensation and benefits	19,994	22,512	43,454	43,278
Distribution and underwriting expense	24,875	25,196	49,033	50,223
Amortization of deferred sales commissions	5,966	7,278	12,086	15,156
Marketing and sales promotion	3,035	29,731	6,071	33,213
General and administrative	9,257	9,118	18,747	17,510

Total operating expenses	63,127	93,835	129,391	159,380

Operating income	49,111	20,932	93,540	71,087

Other income (expense):
Net interest income (expense)	(7,668)	1,495	(14,922)	3,489
Investment and other income (loss)	23,955	7,378	(22,819)	7,770
Minority interest in partnership investments and offshore funds	810	(3,020)	13,269	(2,269)

Total other income (expense), net	17,097	5,853	(24,472)	8,990

Income before minority interest in Calamos Holdings LLC and income taxes	66,208	26,785	69,068	80,077
Minority interest in Calamos Holdings LLC	52,477	20,367	54,585	61,075

Income before income taxes	13,731	6,418	14,483	19,002
Income taxes	11,835	2,613	12,138	7,663

Net income	$1,896	$3,805	$2,345	$11,339

Earnings per share
Basic	$0.10	$0.17	$0.12	$0.49

Diluted	$0.09	$0.16	$0.11	$0.48

Weighted average shares outstanding
Basic	19,742,736	22,846,901	20,039,887	23,084,223

Diluted	97,051,708	100,289,411	97,331,973	100,525,789

Cash dividends per share	$0.11	$0.11	$0.22	$0.22

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2008
(in thousands)
(unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Balance at December 31, 2007	$233	$198,924	$70,102	$5,081	$(60,603)	$213,737

Net income	—	—	2,345	—	—	2,345
Changes in unrealized gains (losses) on available-for-sale securities, net of minority interest and income taxes	—	—	—	(5,942)	—	(5,942)
Less: reclassification adjustment for realized gains on available-for-sale securities included in net income, net of minority interest and income taxes	—	—	—	(2,569)	—	(2,569)

Total comprehensive income (loss)						(6,166)

Issuance of common stock (128,991 Class A common shares)	2	(2)	—	—	—	—
Repurchase of common stock (1,547,900 Class A common shares)	—	—	—	—	(34,612)	(34,612)
Sale of Calamos Holdings LLC membership units (1,547,900 units)	—	27,469	—	—	—	27,469
Cumulative impact of changes in ownership of Calamos Holdings LLC	—	(4,561)	15	(242)	—	(4,788)
Compensation expense recognized under stock incentive plans, net of minority interest	—	732	—	—	—	732
Dividends declared	—	—	(4,379)	—	—	(4,379)

Balance at June 30, 2008	$235	$222,562	$68,083	$(3,672)	$(95,215)	$191,993

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2008 and 2007
(in thousands)
(unaudited)

	2008	2007
Cash and cash equivalents at beginning of year	$108,441	$328,841

Cash flows from operating activities:
Net income	2,345	11,339
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest in Calamos Holdings LLC	54,585	61,075
Minority interest in partnership investments and offshore funds	(13,269)	2,269
Amortization of deferred sales commissions	12,086	15,156
Other depreciation and amortization	5,300	4,024
Unrealized depreciation (appreciation) on CFS securities, partnership investments and offshore funds	49,123	(5,305)
Net realized gain on sale of investment securities	(20,663)	—
Deferred taxes	8,414	2,872
Stock-based compensation	3,561	3,478
Employee taxes paid on vesting under stock incentive plans	(1,715)	(1,853)
(Increase) decrease in assets:
Accounts receivable:
Affiliates and affiliated mutual funds	3,419	1,738
Customers	1,781	1,086
Deferred sales commissions	(5,170)	(5,472)
Other assets	(2,088)	(4,946)
Increase (decrease) in liabilities:
Accounts payable	(2,166)	91
Accrued compensation and benefits	(17,347)	(10,068)
Other liabilities and accrued expenses	(1,880)	31,702

Net cash provided by operating activities	76,316	107,186

Cash flows provided by (used in) investing activities:
Net additions to property and equipment	(3,504)	(4,997)
Net sales (purchases) of investment securities	85,886	(152,980)
Net changes in partnership investments and offshore funds	28,123	(51,616)

Net cash provided by (used in) investing activities	110,505	(209,593)

Cash flows used in financing activities:
Deferred tax benefit on vesting under stock incentive plans	192	209
Repurchase of common stock	(34,612)	(18,840)
Cash dividends paid to minority shareholders	(50,799)	(55,121)
Cash dividends paid to common shareholders	(4,379)	(5,078)

Net cash used in financing activities	(89,598)	(78,830)

Net increase (decrease) in cash	97,223	(181,237)

Cash and cash equivalents at end of period	$205,664	$147,604

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
(2) Basis of Presentation
The consolidated financial statements as of June 30, 2008 and for the six months ended June 30, 2008 and 2007 have not been audited by the Company’s independent registered public accounting firm. In the opinion of management, these statements contain all adjustments, including those of a normal recurring nature, necessary for fair presentation of the financial condition and results of operations. The results for the interim periods ended June 30 are not necessarily indicative of the results to be obtained for a full fiscal year. Certain amounts for the prior year have been reclassified to conform to the current year’s presentation.
Calamos Family Partners, Inc.’s (CFP) and John P. Calamos, Sr.’s (collectively, the Calamos Interests) combined 79.8% and 77.4% interest in Holdings at June 30, 2008 and 2007, respectively, is represented as minority interest in the Company’s financial statements. Income before minority interest in Calamos Holdings LLC and income taxes, which was $66.2 million and $69.1 million for the three and six months ended June 30, 2008, included approximately $238,100 and $507,600 of investment income earned on cash, cash equivalents and investments held solely by CAM during the same period. This portion of CAM’s investment income is not reduced by any minority interests.
Calamos Partners LLC, a subsidiary of Holdings, is the general partner of Calamos Equity Opportunities Fund LP and Calamos Market Neutral Opportunities Fund LP, private investment partnerships that are primarily comprised of highly liquid marketable securities. Substantially all the activities of these partnerships (collectively, the Partnerships) are conducted on behalf of the Company and its related parties, therefore, the Company consolidates the financial results of the Partnerships into its results. During the second quarter of 2008, Calamos Equity Opportunities Fund LP was liquidated.
In the fourth quarter of 2007, the Company established Calamos Global Funds PLC (Offshore Funds), which is comprised of four Ireland-based offshore mutual funds. The Offshore Funds are majority-owned by the Company, therefore, the Company consolidates the financial results of the Offshore Funds into its results.
The assets and liabilities of the Partnerships and Offshore Funds are presented on a net basis as partnership investments and offshore funds in the consolidated statements of financial condition, and the total income (loss) is included in investment and other income (loss) in the consolidated statements of operations. Partnerships and Offshore Funds are presented on a net basis in order to provide more transparency to the financial position and results of the core operations of the Company. The underlying assets and liabilities that are being consolidated are described in note 4. The minority interests are presented as minority interest in partnership investments and offshore funds in the respective financial statements.
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

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(3) Investment Securities
The following table provides a summary of investment securities owned as of June 30, 2008 and December 31, 2007. Other investment securities consist of treasury bonds and common stock. As a registered broker-dealer, Calamos Financial Services LLC is required to mark to market all investment securities it owns (CFS Securities) and record all market fluctuations through current earnings. As such, unrealized gains and losses on these securities are included in investment and other income (loss) in the consolidated statements of operations.

	June 30, 2008
(in thousands)	Available-for-Sale	CFS Securities	Total Securities
Mutual Funds
Equity	$217,286	$27,348	$244,634
Balanced	38,624	657	39,281
Fixed income	115,534	—	115,534
High yield	3,579	—	3,579
Other	233	214	447

Total mutual funds	375,256	28,219	403,475

Other investment securities	419	141	560

	$375,675	$28,360	$404,035

	December 31, 2007
(in thousands)	Available-for-Sale	CFS Securities	Total Securities
Mutual Funds
Equity	$322,344	$3,095	$325,439
Balanced	90,049	722	90,771
Fixed income	114,439	—	114,439
High yield	3,663	—	3,663
Other	245	227	472

Total mutual funds	530,740	4,044	534,784

Other investment securities	430	262	692

	$531,170	$4,306	$535,476

Of the $403.5 million and $534.8 million investments in mutual funds at June 30, 2008 and December 31, 2007, respectively, $244.3 million and $364.3 million was invested in affiliated mutual funds.
During the second quarter of 2008, the Company sold $113.3 million of investment securities and realized a gain of $20.7 million, based on specific identification of securities sold. The table that follows summarizes the proceeds from the sale of available-for-sale securities, realized gains on available-for-sale securities, unrealized gains (losses) on available-for-sale

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
securities, gains (losses) reclassified out of accumulated other comprehensive income into earnings and unrealized gains (losses) on CFS securities for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2008	2007	2008	2007
Available-for-sale securities:
Proceeds from sale	$113,329	$—	$113,329	$—

Realized gains	20,663	—	20,234	—

Unrealized gains (losses)	(4,957)	12,694	(44,603)	16,057

Gains reclassified out of accumulated other comprehensive income into earnings	20,663	—	20,234	—

CFS securities:
Unrealized gains (losses)	(380)	310	(953)	358

The cumulative net unrealized gains (losses) on available-for-sale securities consisted of the following as of June 30, 2008 and December 31, 2007:

	June 30,	December 31,
(in thousands)	2008	2007
Total cumulative unrealized gains on available-for-sale securities with net gains:
Mutual Funds
Equity	$5,027	$39,461
Balanced	8	5,860
Fixed income	560	1,022
Other	—	5

Total mutual funds	5,595	46,348

Other investment securities	242	297

Total gains	5,837	46,645

Total cumulative unrealized losses on available-for-sale securities with net losses:
Mutual Funds
Equity	(24,340)	(7,073)
Balanced	(6,302)	(17)
Fixed income	(1,135)	(334)
High yield	(413)	(272)
Other	(9)	—

Total mutual funds	(32,199)	(7,696)

Other investment securities	—	(475)

Total losses	(32,199)	(8,171)

Total cumulative net unrealized gains (losses) on available-for-sale securities	$(26,362)	$38,474

The Company periodically evaluates its available-for-sale investments for other-than-temporary declines in value. Other-than-temporary declines in value may exist when the fair value of an investment security has been below the carrying value for an extended period of time. If an other-than-temporary decline in value is determined to exist, the unrealized investment loss, net of tax is recognized as a charge to net income in the period in which the other-than-temporary decline in value occurs, as well as an accompanying permanent adjustment to accumulated other comprehensive income (loss). At June 30, 2008, the Company believes all unrealized losses to be only temporary and due to temporary market conditions.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(4) Partnership Investments and Offshore Funds
Presented below are the underlying assets and liabilities of the Partnerships and the Offshore Funds that the Company reports on a net basis and the investments accounted for under the equity method, collectively presented as partnership investments and offshore funds in its consolidated statements of financial condition as of June 30, 2008 and December 31, 2007.

	June 30,	December 31,
(in thousands)	2008	2007
Calamos Equity Opportunities Fund LP:
Securities owned	$—	$111,142
Securities sold but not yet purchased	—	(24,838)
Accrued expenses and other current liabilities	—	(1,478)
Other current assets	—	20

Calamos Equity Opportunities Fund LP securities, net	—	84,846

Calamos Market Neutral Opportunities Fund LP:
Securities owned	60,399	81,361
Securities sold but not yet purchased	(13,710)	(22,372)
Accrued expenses and other current liabilities	(490)	(5,178)
Other current assets	6,219	1,028

Calamos Market Neutral Opportunities Fund LP securities, net	52,418	54,839

Calamos Global Funds PLC:
Securities owned	283,955	200,196
Other current assets	8,807	5,107
Accrued expenses and other liabilities	(4,245)	(2,045)

Calamos Global Funds PLC	288,517	203,258

Investment in other partnerships	8,621	10,061

Partnership investments and offshore funds	$349,556	$353,004

During the second quarter of 2008, the Company liquidated Calamos Equity Opportunities Fund LP with total proceeds of $29.3 million. The Company recorded gains of $2.2 million and losses of $18.9 million for the three and six months ended June 30, 2008, respectively, which were offset by minority interests of $1.1 million and $10.8 million. As of December 31, 2007, the Company had a net interest of $37.2 million (43.9%) in Calamos Equity Opportunities Fund LP. The minority interests totaled 56.1% of Calamos Equity Opportunities Fund LP at December 31, 2007 and are presented in the consolidated statements of financial condition as minority interest in partnership investments and offshore funds.
As of June 30, 2008 and December 31, 2007, the Company had a net interest of $50.9 million (97.2%) and $53.3 million (97.2%) in Calamos Market Neutral Opportunities Fund LP, respectively. The minority interests totaled 2.8% of Calamos Market Neutral Opportunities Fund LP at June 30, 2008 and December 31, 2007 and are presented in the consolidated statements of financial condition as minority interest in partnership investments and offshore funds.
As of June 30, 2008 and December 31, 2007, the Company had a net interest of $181.7 million (63.0%) and $203.3 million (100%) in Calamos Global Funds PLC, respectively. The minority interests totaled 37.0% at June 30, 2008, and are presented in the consolidated statements of financial condition as minority interest in partnership investments and offshore funds.
As of June 30, 2008 and December 31, 2007, the Company held non-controlling interests in certain other partnerships, and therefore, accounted for these investments using the equity method. These investments are presented collectively as investment in other partnerships in the table above.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
SFAS No. 157 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows: Level 1 – observable inputs such as quoted prices in active markets; Level 2 – inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and Level 3 – unobservable inputs in which there is little or no market data, and require the reporting entity to develop its own assumptions. At June 30, 2008, the Company did not have any positions in Level 3 securities. For assets recorded at fair value, the Company uses a market approach.
The following provides the hierarchy of inputs used to derive the fair value of the Company’s investment securities, securities owned by the Partnership Investments and by the Offshore Funds and securities sold but not yet purchased as of June 30, 2008. Foreign currency contracts are presented on a net basis where the right of offset exists. There was no net impact of these positions at June 30, 2008.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
(in thousands)	June 30,	Identical Assets	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)
Investment securities (note 3)	$404,035	$404,035	$—	$—
Securities owned by Partnership Investments and Offshore Funds (note 4)	344,354	287,070	57,284	—
Securities sold but not yet purchased (note 4)	(13,710)	(13,710)	—	—

Total	$734,679	$677,395	$57,284	$—

(6) Minority Interest in Calamos Holdings LLC
Minority interest in Calamos Holdings LLC represents the Calamos Interests’ aggregate ownership interest of 79.8% and 78.7% in Holdings at June 30, 2008 and December 31, 2007 respectively, and is derived by multiplying the historical equity of Holdings by their aggregate ownership percentage for the periods presented. Issuances and repurchases of CAM’s common stock result in changes to CAM’s ownership percentage and to the minority interests’ ownership percentage of Holdings. The Company’s corresponding changes to stockholders’ equity are reflected in the consolidated statements of changes in stockholders’ equity. Income is allocated to minority interests based on the average ownership interest during the period in which the income is earned. A rollforward of minority interest for the six months ended June 30, 2008 is presented below:

(in thousands)
Minority interest at December 31, 2007	$352,205
Income allocated to minority interests	54,585
Changes in unrealized gains (losses) on available-for-sale securities	(35,177)
Reclassification adjustment for realized gains on sale of available-for-sale securities	(16,155)
Sale of Calamos Holdings LLC membership units	(27,469)
Cumulative impact of changes in ownership of Calamos Holdings LLC units	3,265
Compensation expense recognized under stock incentive plans	2,829
Tax distributions	(33,859)
Equity distributions	(16,940)

Minority interest at June 30, 2008	$283,284

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(7) Earnings Per Share
The following table reflects the calculation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2008	2007	2008	2007
Earnings per share – basic
Earnings available to common shareholders	$1,896	$3,805	$2,345	$11,339
Weighted average shares outstanding	19,743	22,847	20,040	23,084

Earnings per share – basic	$0.10	$0.17	$0.12	$0.49

Earnings per share – diluted
Income before minority interest in Calamos Holdings LLC and income taxes	$66,208	$26,785	$69,068	$80,077
Less: Impact of revaluation of net deferred tax assets	33,287	—	32,888	—
Less: Impact of income taxes	24,319	10,906	25,592	32,295

Earnings available to common shareholders	$8,602	$15,879	$10,588	$47,782

Weighted average shares outstanding	19,743	22,847	20,040	23,084
Conversion of membership units for common stock	77,000	77,000	77,000	77,000
Dilutive impact of restricted stock units	309	387	292	376
Dilutive impact of stock options	—	55	—	66

Weighted average diluted shares outstanding	97,052	100,289	97,332	100,526

Earnings per share – diluted	$0.09	$0.16	$0.11	$0.48

Diluted shares outstanding for the three and six months ended June 30, 2008 and 2007 are calculated (a) assuming that Calamos Interests exchanged all of their membership units in Holdings for shares of the Company’s Class A common stock on a one-for-one basis at the beginning of each period presented and (b) including the effect of outstanding restricted stock unit and stock option awards. In calculating diluted earnings per share, the Company assumes that the net deferred tax assets will increase at a rate commensurate with the Company’s increased ownership of Holdings at the time of Calamos Interests’ exchange. As a result of the reduction of the Company’s statutory income tax rate (see note 10), the net deferred tax assets would decrease by $33.3 million and $32.9 million for the three and six months ended June 30, 2008. Additionally, an effective tax rate of 36.9% and 37.1% was applied to income before minority interest in Calamos Holdings LLC and income taxes for the three and six months ended June 30, 2008. An effective tax rate of 40.7% and 40.3% was applied to income before minority interest in Calamos Holdings LLC and income taxes for the three and six months ended June 30, 2007.
The Company uses the treasury stock method to reflect the dilutive effect of unvested restricted stock units (RSUs) and unexercised stock options on diluted earnings per share. Under the treasury stock method, if the average market price of common stock increases above the option’s exercise price, the proceeds that would be assumed to be realized from the exercise of the option would be assumed to be used to acquire outstanding shares of common stock. However, pursuant to SFAS No. 123(R), Share-Based Payment, the awards may be anti-dilutive even when the market price of the underlying stock exceeds the related exercise price. This result is possible because compensation cost attributed to future services and not yet recognized is included as a component of the assumed proceeds upon exercise. The dilutive effect of such options and RSUs would result in the addition of a net number of shares to the weighted average number of shares used in the calculation of diluted earnings per share. For the three months ended June 30, 2008, stock options for 2,586,892 shares and RSUs for 486,694 shares were excluded from the computation of diluted earnings per share as they were anti-dilutive. For the six months ended June 30, 2008, stock options for 2,586,892 shares and RSUs for 212,618 shares were excluded from the computation of diluted earnings per share as they were anti-dilutive. For the three and six months ended June 30, 2007, stock options for 1,434,011 shares and RSUs for 381,570 shares were excluded from the computation of diluted earnings per share as they were anti-dilutive.

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
For the six months ended June 30, 2008, the Company granted 969,516 stock options and 323,172 RSUs. There were forfeitures of 196,209 stock options and 81,168 RSUs during the six months ended June 30, 2008. The weighted average fair value of stock options at the date of grant for the six months ended June 30, 2008 was $6.55, which was estimated on the date of grant using the Black-Scholes option-pricing model. The assumptions used were dividend yields of 2.27% and 2.19%, expected volatility of 35%, risk-free interest rates of 3.3% and 4.4%, and an expected life of 7.5 years.
During the first half of 2008, 188,321 RSUs were exercised and, after 59,330 units were withheld for taxes, 128,991 RSUs were converted, on a one-for-one basis, for shares of CAM’s Class A common stock. The total intrinsic value and the fair value of the converted shares was $3.7 million. The total tax benefit realized in connection with the exercise of the RSUs during the six months ended June 30, 2008 was $445,000, as the Company receives tax benefits based upon the portion of Holdings’ income that it recognizes.
During the six months ended June 30, 2008, expense recorded in connection with the RSUs and stock options was $3.6 million of which $732,000, after giving effect to the minority interests, was credited as additional paid-in capital. During the six months ended June 30, 2007, expense recorded in connection with the RSUs and stock options was $3.5 million of which $800,000, after giving effect to the minority interests, was credited as additional paid-in capital. The amount of deferred tax asset created was $271,000 and $320,000 during the six months ended June 30, 2008 and 2007, respectively. At June 30, 2008, approximately $26.1 million of total unrecognized compensation expense related to nonvested stock option and RSU awards is expected to be recognized over a weighted-average period of 4.2 years.
(9) Total Other Income (Expense), Net
Total other income (expense), net was comprised of the following for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2008	2007	2008	2007
Interest income	$494	$3,532	$1,341	$7,562
Interest expense	(8,162)	(2,037)	(16,263)	(4,073)

Net interest income (expense)	(7,668)	1,495	(14,922)	3,489

Capital gains and dividend income	22,418	170	24,478	680
Unrealized appreciation (depreciation)	1,299	6,936	(47,786)	6,496
Miscellaneous other income	238	272	489	594

Investment and other income (loss)	23,955	7,378	(22,819)	7,770

Minority interest in partnership investments	810	(3,020)	13,269	(2,269)

Total other income (expense), net	$17,097	$5,853	$(24,472)	$8,990

Total other income (expense), net, after giving effect to income taxes, added $0.11 to diluted earnings per share and reduced diluted earnings per share by $0.16 during the three and six months ended June 30, 2008. Total other income (expense), net, after giving effect to income taxes, added $0.04 and $0.06 to diluted earnings per share during the three and six months ended June 30, 2007.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(10) Income Taxes
In 2008, developments in the Illinois tax statutes resulted in modifications to the Company’s state tax apportionment methodology that lowered the Company’s statutory income tax rate from 40 percent to 37 percent. In the second quarter of 2008, the Company recorded a one-time, non-cash income tax expense of $6.8 million to revalue its net deferred tax assets to reflect the new statutory income tax rate.
The provision for income taxes for the three and six months ended June 30, 2008 and 2007 consist of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2008	2007	2008	2007
Current:
Federal	$2,918	$678	$3,072	$3,533
State	240	162	277	841

Total current income taxes	3,158	840	3,349	4,374

Deferred:
Federal	1,760	1,432	1,851	2,657
State	6,917	341	6,938	632

Total deferred income taxes	8,677	1,773	8,789	3,289

Total income taxes	$11,835	$2,613	$12,138	$7,663

Deferred income taxes reflect the expected future tax consequences of temporary differences between carrying amounts and tax bases of the Company’s assets and liabilities. The significant components of deferred income taxes at June 30, 2008 and December 31, 2007 are as follows:

(in thousands)	2008	2007
Deferred tax assets:
Intangible assets	$84,649	$97,290
Unrealized net holding losses on investments of available-for-sale securities	2,102	—
Other	2,231	984

Total deferred tax assets	88,982	98,274

Deferred tax liabilities:
Unrealized net holding gains on investments of available-for-sale securities	—	3,191
Deferred sales commission	1,490	2,808
Other	821	1,991

Total deferred tax liabilities	2,311	7,990

Net deferred tax assets	$86,671	$90,284

Deferred tax assets and liabilities are reflected on the Company’s consolidated statements of financial condition as a net deferred tax asset. The current and non-current portions of the net deferred tax asset were $9.1 million and $77.6 million, respectively, at June 30, 2008 and $6.9 million and $83.4 million at December 31, 2007.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table reconciles the statutory federal income tax rate to the effective income tax rate for the three and six months ended June 30, 2008 and 2007, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2008	2007	2008	2007
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefits	2.0%	5.0%	2.0%	5.0%
Other non-deductible items	(0.1)%	0.7%	0.1%	0.3%

Effective income tax rate	36.9%	40.7%	37.1%	40.3%

(11) Common Stock Repurchase
In 2007, the Board of Directors authorized the Company to repurchase up to 2 million shares of Class A common stock, all of which have been repurchased as of June 30, 2008. During the first half of 2008, the Company repurchased 1,547,900 shares at an aggregated cost of $34.6 million.
In order to maintain a one-for-one relationship between the Holdings’ membership units owned by CAM and CAM’s outstanding Class A common stock and to provide CAM with cash to repurchase shares, CAM sold membership units to Holdings equal to the number of shares of Class A common stock that it repurchased, thus reducing CAM’s ownership in Holdings. The net impact of these transactions is presented in the consolidated statements of changes in stockholders’ equity.
(12) Recently Issued Accounting Pronouncements
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
In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51, which establishes accounting and reporting requirements for noncontrolling interest, which the Company currently refers to as minority interest. SFAS 160 would require noncontrolling interest to be reported as a component of equity on the consolidated statements of financial position and the amount of net income attributable to noncontrolling interest to be identified on the consolidated statements of income. SFAS 160 is effective for the Company beginning January 1, 2009. The Company is currently evaluating the impact, if any, that the adoption of SFAS 160 will have on its financial statements.
In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133, which requires additional disclosures for derivative instruments and hedging activities. SFAS 161 is effective for the Company beginning January 1, 2009. The Company is currently evaluating the impact, if any, that the adoption of SFAS 161 will have on its financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
We provide investment advisory services to institutions and individuals, managing $41.2 billion in client assets at June 30, 2008. Our operating results fluctuate primarily due to changes in the total value and composition of our assets under management. The value and composition of our assets under management are, and will continue to be, influenced by a variety of factors, including purchases and redemptions of shares of mutual funds and separate accounts that we manage, fluctuations in the financial markets around the world that result in appreciation or depreciation of assets under management and our introduction of new investment strategies and products.
We market our investment strategies to our clients through a variety of products designed to suit their investment needs. We currently offer five types of mutual fund and separate account investment products. The following table details our assets under management at June 30, 2008 and 2007.

	June 30,
(in millions)	2008	2007
Mutual Funds
Open-end funds	$24,005	$25,996
Closed-end funds	6,688	7,290

Total mutual funds	30,693	33,286

Separate Accounts
Institutional accounts	5,232	4,710
Managed accounts	5,232	5,677
Alternative investments	53	138

Total separate accounts	10,517	10,525

Total assets under management	$41,210	$43,811

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

Operating Results
Second Quarter and Six Months Ended June 30, 2008 Compared to Second Quarter and Six Months Ended June 30, 2007
Assets Under Management
Assets under management decreased by $2.6 billion, or 6%, to $41.2 billion at June 30, 2008 from $43.8 billion at June 30, 2007. At June 30, 2008, our assets under management consisted of 74% mutual funds and 26% separate accounts, compared to 76% mutual funds and 24% separate accounts at June 30, 2007.

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
($ in millions)	2008	2007	Amount	Percent	2008	2007	Amount	Percent
Mutual Funds
Beginning assets under management	$30,658	$32,086	$(1,428)	(4)%	$34,835	$33,704	$1,131	3%
Net purchases (redemptions)	(282)	(766)	484	63	(732)	(2,718)	1,986	73
Market appreciation (depreciation)	317	1,966	(1,649)	(84)	(3,410)	2,300	(5,710)	*

Ending assets under management	30,693	33,286	(2,593)	(8)	30,693	33,286	(2,593)	(8)

Average assets under management	32,114	32,979	(865)	(3)	31,758	32,995	(1,237)	(4)

Separate Accounts
Beginning assets under management	10,248	10,464	(216)	(2)	11,373	11,021	352	3
Net purchases (redemptions)	83	(540)	623	*	189	(1,219)	1,408	*
Market appreciation (depreciation)	186	601	(415)	(69)	(1,045)	723	(1,768)	*

Ending assets under management	10,517	10,525	(8)	0	10,517	10,525	(8)	0

Average assets under management	10,834	10,565	269	3	10,728	10,696	32	0

Total Assets Under Management
Beginning assets under management	40,906	42,550	(1,644)	(4)	46,208	44,725	1,483	3
Net purchases (redemptions)	(199)	(1,306)	1,107	85	(543)	(3,937)	3,394	86
Market appreciation (depreciation)	503	2,567	(2,064)	(80)	(4,455)	3,023	(7,478)	*

Ending assets under management	41,210	43,811	(2,601)	(6)	41,210	43,811	(2,601)	(6)

Average assets under management	$42,948	$43,544	$(596)	(1)%	$42,486	$43,692	$(1,206)	(3)%

*	Not meaningful.
Mutual funds had net redemptions of $282 million and $732 million during the second quarter and first half of 2008, respectively, compared to net redemptions of $766 million and $2.7 billion in the prior-year periods. These decreases in net redemptions were primarily due to higher purchases and lower redemptions of our Growth Fund, which comprises a significant percentage of our total assets under management, as well as the introduction of our offshore funds that continue to accumulate assets. These improvements were partially offset by lower net sales in 2008 resulting from $802 million of Calamos Global Dynamic Income Fund (CHW) purchases during the second quarter of 2007 that did not recur in 2008. Mutual funds had market appreciation of $317 million and market depreciation of $3.4 billion during the three and six months ended June 30, 2008, respectively, compared to market appreciation of $2.0 billion and $2.3 billion during the 2007 periods.
Separate accounts had net purchases of $83 million and $189 million during the second quarter and year-to-date periods ended June 30, 2008, respectively, compared to net redemptions of $540 million and $1.2 billion during the prior-year periods, primarily due to significant improvements in the net flows of institutional accounts which has been a strategic focus. Separate accounts had market appreciation of $186 million and market depreciation of $1.0 billion during the three and six months ended June 30, 2008, respectively, compared to market appreciation of $601 million and $723 million during the 2007 periods.

Impact of One-Time Items
Results of operations for the three and six months ended June 30, 2008 and 2007 were significantly impacted by certain one-time expenses. In 2008, developments in the Illinois tax statutes resulted in modifications to the Company’s state tax apportionment methodology that lowered the Company’s statutory income tax rate from 40 percent to 37 percent. While we view this to be beneficial for the long term by reducing income taxes, we recorded a one-time, non-cash income tax expense of $6.8 million, or $0.34 per diluted share, in the second quarter of 2008 to revalue our net deferred tax assets to reflect the new statutory income tax rate. The 2007 periods were impacted by two one-time marketing and sales promotion expenses. During the second quarter of 2007, we incurred a one-time expense of $19.5 million, or 12 cents per diluted share, by terminating our remaining two additional compensation agreements that required us to make recurring payments of approximately $2.6 million annually based on the assets of Calamos Convertible Opportunities and Income Fund and Calamos Strategic Total Return Fund. Additionally, we incurred a $6.9 million, or 4 cents per diluted share, one-time structuring fee related to the launch of the Calamos Global Dynamic Income Fund (CHW) during the second quarter of 2007.
Management considers results adjusted for these one-time expenses, as presented below, to provide a better indication of the company’s operations. These adjusted items are considered “non-GAAP financial measures” as defined by Regulation S-K of the Securities and Exchange Commission. In evaluating operating performance, management considers operating expenses, operating income, operating income per diluted share, net of income taxes, operating margin, net income and diluted earnings per share, each calculated in accordance with accounting principles generally accepted in the United States (GAAP), and each item on an as-adjusted basis, which constitute non-GAAP financial measures. Items presented on an as-adjusted basis exclude the impact of the revaluation of the net deferred tax assets in the second quarter of 2008 and the impact of terminating the two closed-end fund additional compensation agreements and the CHW closed-end fund structuring fees in the second quarter of 2007. As these one-time items are not expected to recur, management believes that excluding these items better enables it to evaluate the company’s operating performance relative to the prior periods. Management considers these non-GAAP financial measures when evaluating the performance of the company and believes the presentation of these amounts provides the reader with information necessary to analyze the company’s operations for the periods compared. Reconciliations of these measurements from the most directly comparable GAAP financial measures for the three and six months ended June 30, 2008 and 2007 are provided in the table below and should be carefully evaluated by the reader:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2008	2007	2008	2007

Operating expenses	$63,127	$93,835	$129,391	$159,380
Termination of closed-end fund compensation agreements	—	19,500	—	19,500
Closed-end fund structuring fees	—	6,904	—	6,904

Operating expenses, as adjusted	$63,127	$67,431	$129,391	$132,976

Operating income	$49,111	$20,932	$93,540	$71,087
Termination of closed-end fund compensation agreements	—	19,500	—	19,500
Closed-end fund structuring fees	—	6,904	—	6,904

Operating income, as adjusted	$49,111	$47,336	$93,540	$97,491

Operating income per diluted share, net of income taxes	$0.32	$0.12	$0.61	$0.42
Termination of closed-end fund compensation agreements	—	0.12	—	0.11
Closed-end fund structuring fees	—	0.04	—	0.04

Operating income per diluted share, net of income taxes, as adjusted	$0.32	$0.28	$0.61	$0.57

Operating margin	43.8%	18.2%	42.0%	30.8%
Termination of closed-end fund compensation agreements	—	17.0	—	8.5
Closed-end fund structuring fees	—	6.0	—	3.0

Operating margin, as adjusted	43.8%	41.2%	42.0%	42.3%

Net income	$1,896	$3,805	$2,345	$11,339
Termination of closed-end fund compensation agreements	—	2,634	—	2,634
Closed-end fund structuring fees	—	933	—	933
Net deferred tax assets revaluation	6,771	—	6,771	—

Net income, as adjusted	$8,667	$7,372	$9,116	$14,906

Diluted earnings per share	$0.09	$0.16	$0.11	$0.48
Termination of closed-end fund compensation agreements	—	0.12	—	0.11
Closed-end fund structuring fees	—	0.04	—	0.04
Net deferred tax assets revaluation	0.34	—	0.34	—

Diluted earnings per share, as adjusted	$0.43	$0.32	$0.45	$0.63

Financial Overview
Operating income was $49.1 million and $93.5 million for the three and six months ended June 30, 2008, compared with $20.9 million and $71.1 million for the same periods a year ago. Operating margin was 43.8% and 42.0% for the second quarter and first half of 2008, and 18.2% and 30.8% for the year-earlier periods. Operating income, after giving effect to income taxes, contributed $0.32 and $0.61 per diluted share in the second quarter and first half of 2008 versus $0.12 and $0.42 in the prior-year periods.
Operating income, as adjusted, was $49.1 million and $93.5 million for the three and six months ended June 30, 2008, compared with $47.3 million and $97.5 million for the same periods a year ago. Operating margin, as adjusted, was 43.8% and 42.0% for the second quarter and first half of 2008, and 41.2% and 42.3% for the year-earlier periods. Operating income, after giving effect to income taxes, as adjusted, contributed $0.32 and $0.61 per diluted share in the second quarter and first half of 2008 versus $0.28 and $0.57 in the prior-year periods.
Total other income (expense), net added $17.1 million to income for the three months ended June 30, 2008 and reduced income by $24.5 million for the six months ended June 30, 2008. Total other income (expense), net added $5.9 million and $9.0 million to income for the three months ended June 30, 2007 and the six months ended June 30, 2007, respectively. Changes in total other income (expense), net were due primarily to realized gains from the sale of available-for-sale securities during the second quarter of 2008, as well as unrealized market performance on our investments in consolidated partnerships and offshore funds. Total other income (expense), net, after giving effect to income taxes, contributed $0.11 per diluted share in the second quarter of 2008 and reduced income by $0.16 per diluted share for first half of 2008 versus adding $0.04 and $0.06 per diluted share in the prior-year periods.
Revenues
Total revenues decreased by $2.5 million, or 2%, to $112.2 million for the three months ended June 30, 2008 from $114.8 million for the prior year. For the six months ended June 30, 2008, total revenues decreased by $7.5 million, or 3%, to $222.9 million from $230.5 million for the prior year. The decrease was primarily due to lower distribution and underwriting fees.

($ in thousands)	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2008	2007	Amount	Percent	2008	2007	Amount	Percent
Investment management fees	$78,449	$78,313	$136	0%	$155,723	$156,788	$(1,065)	(1)%
Distribution and underwriting fees	32,818	35,560	(2,742)	(8)	65,288	71,741	(6,453)	(9)
Other	971	894	77	9	1,920	1,938	(18)	(1)

Total revenues	$112,238	$114,767	$(2,529)	(2)%	$222,931	$230,467	$(7,536)	(3)%

Investment management fees increased $136,000 for the three months ended June 30, 2008 when compared to the same period in 2007. Closed-end fund investment management fees increased $1.4 million to $15.3 million for second quarter of 2008 from $13.9 million for the prior-year period as a result of an increase in closed-end fund average assets under management of $452 million, or 7%. Closed-end fund average assets under management were favorably impacted by our $1.2 billion Calamos Global Dynamic Income Fund (CHW) launched late in the second quarter of 2007. Investment management fees from open-end funds decreased $1.7 million from $49.9 million as a result of a decrease in open-end funds average assets under management of $1.3 billion when compared to the year-earlier period. Investment management fees from separate accounts increased to $14.9 million for the three months ended June 30, 2008 from $14.5 million for the prior-year period as a result of an increase in separate accounts average assets under management of $269 million. Investment management fees as a percentage of average assets under management were 0.73% and 0.72% for the three months ended June 30, 2008 and 2007, respectively.
Investment management fees decreased $1.1 million for the six months ended June 30, 2008 when compared to the same period in 2007. Investment management fees from open-end funds decreased $5.1 million from $100.1 million as a result of a decrease in open-end funds average assets under management of $1.8 billion when compared to the year-earlier period. Closed-end fund investment management fees increased $3.4 million to $30.7 million for first half of 2008 from $27.3 million for the prior-year period as a result of an increase in closed-end fund average assets under management of $535 million, or 8%. Closed-end fund average assets under management were favorably impacted by our $1.2 billion Calamos Global Dynamic Income Fund (CHW) launched late in the second quarter of 2007. Investment management fees from separate accounts increased to $30.0 million for the six months ended June 30, 2008 from $29.4 million for the prior-year period as a result of an increase in separate accounts average assets under management of $32 million. Investment management fees as a percentage of average assets under management were 0.74% and 0.72% for the six months ended June 30, 2008 and 2007, respectively.

Distribution and underwriting fees decreased by $2.7 million, or 8%, to $32.8 million for the three months ended June 30, 2008 from $35.6 million for the second quarter of 2007. Distribution and underwriting fees decreased by $6.5 million, or 9%, to $65.3 million for the six months ended June 30, 2008 from $71.7 million for the first half of 2007. The decrease for the second quarter was due to a $1.6 million decrease in distribution fees as a result of a 5% decrease in open-end fund average assets under management and a $1.2 million decrease in contingent deferred sales charges as a result of a decrease in redemptions. The decrease for the year-to-date period was due to a $4.0 million decrease in distribution fees as a result of a 7% decrease in open-end fund average assets under management and a $2.4 million decrease in contingent deferred sales charges as a result of a decrease in redemptions.
Operating Expenses
Operating expenses decreased to $63.1 million and $129.4 million for the three and six months ended June 30, 2008, respectively, from $93.8 million and $159.4 million for the same periods in the prior year. These decreases were primarily due to two significant one-time marketing and sales promotion charges in 2007.
Operating expenses, as adjusted for one-time marketing and sales promotion expenses decreased to $63.1 million and $129.4 million for the second quarter and first half of 2008, respectively, from $67.4 million and $133.0 million for the prior-year periods.

($ in thousands)	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2008	2007	Amount	Percent	2008	2007	Amount	Percent
Employee compensation and benefits	$19,994	$22,512	$(2,518)	(11)%	$43,454	$43,278	$176	0%
Distribution and underwriting expense	24,875	25,196	(321)	(1)	49,033	50,223	(1,190)	(2)
Amortization of deferred sales commissions	5,966	7,278	(1,312)	(18)	12,086	15,156	(3,070)	(20)
Marketing and sales promotion	3,035	29,731	(26,696)	(90)	6,071	33,213	(27,142)	(82)
General and administrative	9,257	9,118	139	2	18,747	17,510	1,237	7

Total operating expenses	$63,127	$93,835	$(30,708)	(33)%	$129,391	$159,380	$(29,989)	(19)%

Employee compensation and benefits expense decreased by $2.5 million for the second quarter of 2008 compared to the prior-year, primarily due to our first quarter 2008 cost containment efforts, including decreases in staffing levels and voluntary salary reductions of executive officers, and to lower incentive compensation expense driven by company performance. Employee compensation and benefits expense for the first half of 2008 was flat compared to the prior-year period as the effects of our cost containment efforts and lower-than-target performance were offset by $2.4 million of severance-related expenses and executive transition payments during the first quarter of 2008. We continue to allocate resources to areas that we view as key growth opportunities, specifically, institutional, wealth management, global expansion and retirement plan distribution.
Distribution and underwriting expense decreased by $0.3 million and $1.2 million for the second quarter and first half of 2008 when compared to the prior-year periods primarily due to the decline in average open-end fund assets under management. Further, the decrease in the year-to-date period was partially offset by an increase in expense of $0.3 million due to higher Class C share assets older than one year. Although the Rule 12b-1 fee rates we paid to broker-dealers and other intermediaries in the three and six months ended June 30, 2008 did not change from the rates paid in the prior year, we expect distribution expense to vary with the change in open-end mutual funds assets under management and with the age of the Class C share assets.
Amortization of deferred sales commissions decreased $1.3 million and $3.1 million for the three and six months ended June 30, 2008, when compared to the second quarter and first half of 2007, due to lower Class C share sales and to lower Class B share redemptions.
Marketing and sales promotion expense decreased by $26.7 million and $27.1 million for the second quarter and first half of 2008, when compared to the prior-year periods, primarily due to the $26.4 million one-time marketing and sales promotion expenses that occurred in the second quarter of 2007.
General and administrative expense increased by $1.2 million for the six months ended June 30, 2008 compared to the 2007 period, primarily attributable to increases in depreciation and occupancy-related costs, partially offset by reduced professional services.

Non-Operating Activities
Total other income (expense), net added $17.1 million and $5.9 million to income for the three months ended June 30, 2008 and 2007. Total other income (expense), net reduced income by $24.5 million for the six months ended June 30, 2008 compared to adding $9.0 million of income for the six months ended June 30, 2007.

	Three Months Ended June 30,			Six Months Ended June 30,
($ in thousands)	2008	2007	Change	2008	2007	Change
Interest income	$494	$3,532	$(3,038)	$1,341	$7,562	$(6,221)
Interest expense	(8,162)	(2,037)	(6,125)	(16,263)	(4,073)	(12,190)

Net interest income (expense)	(7,668)	1,495	(9,163)	(14,922)	3,489	(18,411)

Capital gains and dividend income	22,418	170	22,248	24,478	680	23,798
Unrealized appreciation (depreciation)	1,299	6,936	(5,637)	(47,786)	6,496	(54,282)
Miscellaneous other income	238	272	(34)	489	594	(105)

Investment and other income (loss)	23,955	7,378	16,577	(22,819)	7,770	(30,589)

Minority interest in partnership investments and offshore funds	810	(3,020)	3,830	13,269	(2,269)	15,538

Total other income (expense), net	$17,097	$5,853	$11,244	$(24,472)	$8,990	$(33,462)

Interest income decreased $3.0 million and $6.2 million for the second quarter and first half of 2008, respectively, when compared to the prior-year periods, primarily due to lower cash and cash equivalents balances and to lower interest rates earned. Interest expense increased $6.1 million and $12.2 million for the three and six months ended June 30, 2008, respectively, when compared to 2007 due to the private debt offering that closed during the third quarter of 2007.
Capital gains and dividend income increased $22.2 million and $23.8 million for the second quarter and first half of 2008, respectively, when compared to the prior-year periods, primarily due to $20.7 million of gains recognized upon the sale of $113.3 million of our investment securities during the second quarter of 2008.
The changes in unrealized appreciation (depreciation) and in minority interest in partnership investments and offshore funds for the second quarter and first half of 2008 when compared to the prior-year periods were primarily due to fluctuations in the market values of our investments in consolidated partnerships and offshore funds.
Because our ownership in the offshore funds represents more than 50% of the funds’ assets, we are required to consolidate these portfolios with our financial results. This consolidation may no longer be required once our investment represents less than 50% of the relevant funds’ total assets and at that point future market appreciation and depreciation would be included as a component of stockholders’ equity.
Changes in the market values of certain investment securities are not recorded to net income; rather, they are recorded as changes to accumulated other comprehensive income, a component of stockholders’ equity. These market value fluctuations are only recognized in our consolidated statements of operations upon the sale of the securities and upon the receipt of capital gains distributions, which typically occur during the fourth quarter of each year. During the three and six months ended June 30, 2008, mark-to-market adjustments on these securities were $5.0 million and $44.6 million, respectively, of which $1.2 million and $5.9 million, net of minority interest and income taxes were recorded as decreases to accumulated other comprehensive income. During the three and six months ended June 30, 2007, mark-to-market adjustments on these securities were $12.7 million and $16.1 million, respectively, of which $1.8 million and $2.2 million, net of minority interest and income taxes were recorded as increases to accumulated other comprehensive income.
Income Taxes
In 2008, developments in the Illinois tax statutes resulted in modifications to the Company’s state tax apportionment methodology that lowered the Company’s statutory income tax rate from 40 percent to 37 percent. In the second quarter of 2008, we recorded a one-time, non-cash income tax expense of $6.8 million, or $0.34 per diluted share, to revalue our net deferred tax assets to reflect the new statutory income tax rate. Because deferred tax assets represent the estimated future benefits attributed to temporary differences and are based on the current enacted tax laws, a decrease in tax rates decreases the value of the deferred tax assets and increases the current period income tax expense. Conversely, an increase in tax rates increases the value of the deferred tax assets and decreases the current period income tax expense.

Net Income
Net income was $1.9 million and $2.3 million for the three and six months ended June 30, 2008, respectively, compared to $3.8 million and $11.3 million for the same periods in the prior year.
Net income, as adjusted, was $8.7 million and $9.1 million for the three and six months ended June 30, 2008, respectively, compared to $7.4 million and $14.9 million for the same periods in the prior year.
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
The following table presents a summary of certain items from our statements of financial condition that provide liquidity or are significant uses of capital resources.

	June 30,	December 31,
(in thousands)	2008	2007
Statements of financial condition data:
Cash and cash equivalents	$205,664	$108,441
Receivables	34,140	39,340
Investment securities	404,035	535,476
Partnership investments and offshore funds	349,556	353,004
Deferred sales commissions	27,160	34,076
Property and equipment, net of accumulated depreciation	46,821	48,420
Long-term debt	525,000	525,000
Cash flows for the six months ended June 30, 2008 and 2007 are shown below:

	June 30,
(in thousands)	2008	2007
Cash flow data:
Net cash provided by operating activities	$76,316	$107,186
Net cash provided by (used in) investing activities	110,505	(209,593)
Net cash used in financing activities	(89,598)	(78,830)
Net cash provided by operating activities was $76.3 million for the six months ended June 30, 2008 and was primarily comprised of operating income of $93.5 million partially offset by net changes in working capital.
The payment of deferred sales commissions by us to financial intermediaries who sell Class B and C shares of our open-end funds was $5.2 million for the six months ended June 30, 2008. We expect that the payment of deferred sales commissions will vary in proportion to future sales of Class B and C shares of open-end funds and that these commissions will continue to be funded by cash flows from operations.
For the six months ended June 30, 2008, net cash provided by investing activities was $110.5 million and was primarily comprised of the proceeds of $113.3 million from the sale of our investment securities and $29.3 million from the liquidation of Calamos Equity Opportunities Fund LP, partially offset by our $25 million investment in the new Calamos 130/30 Equity Fund. During July 2008, the proceeds from the sale of our investment securities were reinvested in investment securities.
Net cash used by financing activities was $89.6 million for the six months ended June 30, 2008 and was comprised of distributions to minority shareholders of $50.8 million, including distributions for their tax liabilities of $33.9 million, as well as dividends paid to common shareholders of $4.4 million. Additionally, the Company repurchased 1,547,900 shares of its Class A common stock at an aggregated cost of $34.6 million during the first half of 2008.
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
Critical Accounting Policies
Our significant accounting policies are summarized in note 2 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. A discussion of critical accounting policies is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2007. There were no significant changes in our significant accounting policies or critical accounting policies during the six months ended June 30, 2008.
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
Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to: adverse changes in applicable laws or regulations; downward fee pressures and increased industry competition; risks inherent to the investment management business; the loss of revenues due to contract terminations and redemptions; the performance of our investment portfolio; our ownership and organizational structure; general declines in the prices of securities; catastrophic or unpredictable events; the loss of key executives; the unavailability of third-party retail distribution channels; increased costs of and timing of payments related to distribution; failure to recruit and retain qualified personnel; a loss of assets, and thus revenues; fluctuation in the level of our expenses; poor performance of our largest funds; damage to our reputation; and the extent and timing of any share repurchases. Further, the value and composition of our assets under management are, and will continue to be, influenced by a variety of factors including, among other things: purchases and redemptions of shares of the open-end funds and other investment products; fluctuations in both the underlying value and liquidity of the financial markets around the world that result in appreciation or depreciation of assets under management; mutual fund capital gain distributions; our ability to access capital markets; our introduction of new investment strategies and products; our ability to educate our clients about our investment philosophy and provide them with best-in-class service; the relative investment performance of our investment products as compared to competing offerings and market indices; competitive conditions in the mutual fund, asset management and broader financial services sectors; investor sentiment and confidence; and our decision to open or close products and strategies when deemed to be in the best interests of our clients. Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007 discusses some of these and other important factors in detail under the caption “Risk Factors.”
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
An analysis of our market risk was included in our Annual Report on Form 10-K for the year ended December 31, 2007. There were no material changes to the Company’s market risk during the six months ended June 30, 2008.
Item 4. Controls and Procedures
Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2008, and has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In October 2007, the Board of Directors authorized the Company to repurchase up to 2 million shares of Class A common stock. At March 31, 2008, 659,200 shares remained available to be repurchased. During the quarter, the Company repurchased the following shares available under this program:

			(c)	(d)
			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
	(a)	(b)	Part of Publicly	be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plans or
	Shares Purchased	Per Share	Programs	Programs
April 1 – April 30, 2008	48,000	$16.91	48,000	611,200
May 1 – May 31, 2008	611,200	19.39	611,200	—
June 1 – June 30, 2008	—	—	—	—

Total	659,200	$19.21	659,200	—

Item 4. Submission of Matters to a Vote of Security Holders
At the annual meeting of stockholders on May 23, 2008, John P. Calamos, Sr., Nick P. Calamos, G. Bradford Bulkley, Mitchell S. Feiger, Richard W. Gilbert and Arthur L. Knight were elected as directors of the Company with terms expiring at the annual meeting of stockholders in 2009. The results of the votes were as follows:

	Class A Shares	Class B Shares	Class A Shares	Class B Shares
Election of:	“For”	“For”	“Against”	“Against”

John P. Calamos, Sr.	n/a	768,001,000	n/a	0
Nick P. Calamos	n/a	768,001,000	n/a	0
G. Bradford Bulkley	16,875,218	768,001,000	1,290,388	0
Mitchell S. Feiger	16,828,352	768,001,000	1,337,254	0
Richard W. Gilbert	16,874,993	768,001,000	1,290,613	0
Arthur L. Knight	16,583,839	768,001,000	1,581,767	0
Stockholders at the meeting also ratified KPMG LLP as the Company’s independent registered public accounting firm for the Company’s fiscal year ending December 31, 2008 by a combined Class A and Class B stockholder vote of 786,127,713 shares “for,” 28,761 shares “against” and 10,132 “abstaining.”

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

CALAMOS ASSET MANAGEMENT, INC. (Registrant)
Date: August 6, 2008	By:	/s/ Cristina Wasiak
Cristina Wasiak
Interim Chief Financial Officer