Form 10-Q
period 2008-09-30
Calamos Asset Management, Inc. /DE/
filed 2008-11-07
CIK 1299033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: September 30, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☑Yes      ☐No
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes      ☑No
At October 31, 2008, the company had 19,497,687 shares of Class A common stock and 100 shares of Class B common stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share data)

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS:
Current assets
Cash and cash equivalents	$77,843	$108,441
Receivables:
Affiliates and affiliated funds	20,731	27,641
Customers	9,424	11,699
Investment securities	480,281	535,476
Partnership investments and offshore funds	343,556	353,004
Prepaid expenses	3,728	3,139
Deferred tax assets, net	15,187	6,926
Other assets	3,291	2,206

Total current assets	954,041	1,048,532

Non-current assets
Deferred tax assets, net	79,144	83,358
Deferred sales commissions	22,570	34,076
Property and equipment, net of accumulated depreciation ($29,510 at 9/30/08 and $21,841 at 12/31/07)	45,254	48,420
Other non-current assets	2,641	3,286

Total non-current assets	149,609	169,140

Total assets	1,103,650	1,217,672

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities
Accounts payable:
Brokers	15,661	19,950
Affiliates and affiliated funds	795	372
Accrued compensation and benefits	9,908	26,462
Interest payable	8,363	12,636
Accrued expenses and other current liabilities	5,975	9,257

Total current liabilities	40,702	68,677

Long-term liabilities
Long-term debt	525,000	525,000
Other long-term liabilities	9,988	8,876

Total long-term liabilities	534,988	533,876

Total liabilities	575,690	602,553

Minority interest in partnership investments and offshore funds	113,976	49,177
Minority interest in Calamos Holdings LLC	249,026	352,205

Stockholders’ equity:
Class A Common Stock, $0.01 par value; authorized 600,000,000 shares; 23,453,073 shares issued and 19,453,073 shares outstanding at September 30, 2008; 23,324,082 shares issued and 20,871,982 shares outstanding at December 31, 2007	235	233
Class B Common Stock, $0.01 par value; authorized 1,000 shares; issued and outstanding 100 shares	0	0
Additional paid-in capital	206,629	198,924
Retained earnings	65,152	70,102
Accumulated other comprehensive income (loss)	(11,843)	5,081
Treasury stock at cost; 4,000,000 shares at September 30, 2008 and 2,452,100 shares at December 31, 2007	(95,215)	(60,603)

Total stockholders’ equity	164,958	213,737

Total liabilities, minority interest and stockholders’ equity	$1,103,650	$1,217,672

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Nine Months Ended September 30, 2008 and 2007
(in thousands, except share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
Investment management fees	$71,479	$82,209	$227,202	$238,997
Distribution and underwriting fees	29,446	35,252	94,734	106,993
Other	882	1,023	2,802	2,961

Total revenues	101,807	118,484	324,738	348,951

Expenses:
Employee compensation and benefits	16,547	22,912	60,001	66,190
Distribution and underwriting expense	21,922	26,246	70,955	76,469
Amortization of deferred sales commissions	6,002	6,064	18,088	21,220
Marketing and sales promotion	3,527	3,861	9,598	37,074
General and administrative	9,698	9,962	28,445	27,472

Total operating expenses	57,696	69,045	187,087	228,425

Operating income	44,111	49,439	137,651	120,526

Non-operating income (loss):
Net interest income (expense)	(7,634)	(1,356)	(22,556)	2,133
Investment and other income (loss)	(71,010)	6,729	(93,829)	14,499
Minority interest in partnership investments and offshore funds	27,659	(2,066)	40,928	(4,335)

Total non-operating income (loss)	(50,985)	3,307	(75,457)	12,297

Income (loss) before minority interest in Calamos Holdings LLC and income taxes	(6,874)	52,746	62,194	132,823
Minority interest in Calamos Holdings LLC	(5,681)	40,863	48,904	101,938

Income (loss) before income taxes	(1,193)	11,883	13,290	30,885
Income taxes	(394)	4,756	11,744	12,419

Net income (loss)	$(799)	$7,127	$1,546	$18,466

Earnings (loss) per share
Basic	$(0.04)	$0.33	$0.08	$0.81

Diluted	$(0.05)	$0.32	$0.06	$0.79

Weighted average shares outstanding
Basic	19,453,173	21,851,112	19,842,888	22,668,669

Diluted	96,829,687	99,320,380	97,160,244	100,093,296

Cash dividends per share	$0.11	$0.11	$0.33	$0.33

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2008
(in thousands)
(unaudited)

		Additional		Accumulated Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Balance at December 31, 2007	$233	$198,924	$70,102	$5,081	$(60,603)	$213,737

Net income	—	—	1,546	—	—	1,546
Changes in unrealized gains (losses) on available-for-sale securities, net of minority interest and income taxes	—	—	—	(13,691)	—	(13,691)

Less: reclassification adjustment for realized gains on available-for-sale securities included in net income, net of minority interest and income taxes	—	—	—	(2,569)	—	(2,569)

Total comprehensive income (loss)						(14,714)

Issuance of common stock (128,991 Class A common shares)	2	(2)	—	—	—	—
Repurchase of common stock (1,547,900 Class A common shares)	—	—	—	—	(34,612)	(34,612)
Sale of membership units to Calamos Holdings LLC (1,547,900 units)	—	27,469	—	—	—	27,469
Capital contribution	—	13,762	—	—	—	13,762
Cumulative impact of changes in ownership of Calamos Holdings LLC	—	(34,643)	—	(664)	—	(35,307)
Compensation expense recognized under stock incentive plans, net of minority interest	—	1,119	—	—	—	1,119
Dividend equivalent accrued under stock incentive plans, net of minority interest	—	—	23	—	—	23
Dividends declared	—	—	(6,519)	—	—	(6,519)

Balance at September 30, 2008	$235	$206,629	$65,152	$(11,843)	$(95,215)	$164,958

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2008 and 2007
(in thousands)
(unaudited)

	2008	2007
Cash and cash equivalents at beginning of year	$108,441	$328,841

Cash flows from operating activities:

Net income	1,546	18,466
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest in Calamos Holdings LLC	48,904	101,938
Minority interest in partnership investments and offshore funds	(40,928)	4,335
Amortization of deferred sales commissions	18,088	21,220
Other depreciation and amortization	8,000	6,708
Unrealized depreciation (appreciation) on CFS securities, partnership investments and offshore funds	122,678	(10,347)
Net realized gain on sale of investment securities	(20,663)	—
Deferred taxes	5,536	4,707
Stock-based compensation	5,441	5,209
Employee taxes paid on vesting under stock incentive plans	(1,715)	(1,853)
(Increase) decrease in assets:
Accounts receivable:
Affiliates and affiliated mutual funds	6,910	731
Customers	2,275	(779)
Deferred sales commissions	(6,582)	(7,798)
Other assets	(1,627)	(1,128)
Increase (decrease) in liabilities:
Accounts payable	(3,866)	(2,069)
Accrued compensation and benefits	(16,554)	(4,434)
Other liabilities and accrued expenses	(5,890)	20,205

Net cash provided by operating activities	121,553	155,111

Cash flows used in investing activities:
Net additions to property and equipment	(4,503)	(8,214)
Net purchases of investment securities	(59,994)	(192,591)
Net changes in partnership investments and offshore funds	2,862	(52,299)

Net cash used in investing activities	(61,635)	(253,104)

Cash flows provided by (used in) financing activities:
Net proceeds from issuance of debt	—	372,963
Capital contribution received	31,317	—
Deferred tax benefit on vesting under stock incentive plans	192	209
Repurchase of common stock	(34,612)	(48,055)
Cash dividends paid to minority shareholders	(80,894)	(68,597)
Cash dividends paid to common shareholders	(6,519)	(7,462)

Net cash provided by (used in) financing activities	(90,516)	249,058

Net increase (decrease) in cash	(30,598)	151,065

Cash and cash equivalents at end of period	$77,843	$479,906

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
(2) Basis of Presentation
The consolidated financial statements as of September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007 have not been audited by the Company’s independent registered public accounting firm. In the opinion of management, these statements contain all adjustments, including those of a normal recurring nature, necessary for fair presentation of the financial condition and results of operations. The results for the interim periods ended September 30 are not necessarily indicative of the results to be obtained for a full fiscal year. Certain amounts for the prior year have been reclassified to conform to the current year’s presentation.
Calamos Family Partners, Inc.’s (CFP) and John P. Calamos, Sr.’s (collectively, the Calamos Interests) combined 78.7% and 78.3% interest in Holdings at September 30, 2008 and 2007, respectively, is represented as minority interest in the Company’s financial statements. The Company generated a loss before minority interest in Calamos Holdings LLC and income taxes of $6.9 million and generated income of $62.2 million for the three and nine months ended September 30, 2008, which included approximately $254,300 and $761,900, respectively, of investment income earned on cash, cash equivalents and investments held solely by CAM during the same periods. This portion of CAM’s investment income is not reduced by any minority interests.
Calamos Partners LLC, a subsidiary of Holdings, is the general partner of Calamos Market Neutral Opportunities Fund LP and was the general partner of Calamos Equity Opportunities Fund LP, private investment partnerships that are primarily comprised of highly liquid marketable securities. Substantially all the activities of these partnerships (collectively, the Partnerships) are conducted on behalf of the Company and its related parties, therefore, the Company consolidates the financial results of the Partnerships into its results. During the second quarter of 2008, Calamos Equity Opportunities Fund LP was liquidated.
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

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(3) Investment Securities
The following table provides a summary of investment securities owned as of September 30, 2008 and December 31, 2007. Other investment securities consist of treasury bonds and common stock. As a registered broker-dealer, Calamos Financial Services LLC is required to mark to market all investment securities it owns (CFS Securities) and record all market fluctuations through current earnings. As such, unrealized gains and losses on these securities are included in investment and other income (loss) in the consolidated statements of operations.

	September 30, 2008
(in thousands)	Available-for-Sale	CFS Securities	Total Securities
Mutual Funds
Equity	$268,773	$43,443	$312,216
Balanced	47,751	585	48,336
Fixed income	115,631	—	115,631
High yield	3,105	—	3,105
Other	217	192	409

Total mutual funds	435,477	44,220	479,697
Other investment securities	422	162	584

	$435,899	$44,382	$480,281

	December 31, 2007
(in thousands)	Available-for-Sale	CFS Securities	Total Securities
Mutual Funds
Equity	$322,344	$3,095	$325,439
Balanced	90,049	722	90,771
Fixed income	114,439	—	114,439
High yield	3,663	—	3,663
Other	245	227	472

Total mutual funds	530,740	4,044	534,784

Other investment securities	430	262	692

	$531,170	$4,306	$535,476

Of the $479.7 million and $534.8 million investments in mutual funds at September 30, 2008 and December 31, 2007, respectively, $335.0 million and $364.3 million was invested in affiliated mutual funds.
During the second quarter of 2008, the Company sold $113.3 million of investment securities and, based on a specific identification of the cost basis, realized a gain of $20.7 million. The proceeds were reinvested in investment securities during July 2008. The following table provides a summary of changes in and results from certain investment activities for the three and nine months ended September 30, 2008 and 2007.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2008	2007	2008	2007
Available-for-sale securities:
Proceeds from sale	$—	$—	$113,329	$—

Realized gains	—	—	20,234	—

Unrealized gains (losses)	(60,651)	17,996	(105,254)	34,053

Gains reclassified out of accumulated other comprehensive income into earnings	—	—	20,234	—

CFS securities:
Unrealized gains (losses)	(8,982)	378	(9,935)	736

The cumulative net unrealized gains (losses) on available-for-sale securities consisted of the following as of September 30, 2008 and December 31, 2007:

	September 30,	December 31,
(in thousands)	2008	2007

Total cumulative unrealized gains on available-for-sale securities with net gains:
Mutual Funds
Equity	$419	$39,461
Balanced	—	5,860
Fixed income	174	1,022
Other	—	5

Total mutual funds	593	46,348

Other investment securities	245	297

Total gains	838	46,645

Total cumulative unrealized losses on available-for-sale securities with net losses:
Mutual Funds
Equity	(72,175)	(7,073)
Balanced	(12,895)	(17)
Fixed income	(1,351)	(334)
High yield	(902)	(272)
Other	(26)	—

Total mutual funds	(87,349)	(7,696)

Other investment securities	—	(475)

Total losses	(87,349)	(8,171)

Total cumulative net unrealized gains (losses) on available-for-sale securities	$(86,511)	$38,474

The Company periodically evaluates its available-for-sale investments for other-than-temporary declines in value. Other-than-temporary declines in value may exist when the fair value of an investment security has been below the carrying value for an extended period of time. If an other-than-temporary decline in value is determined to exist, the unrealized investment loss, net of tax is recognized as a charge to net income in the period in which the other-than-temporary decline in value occurs, as well as an accompanying permanent adjustment to accumulated other comprehensive income (loss). At September 30, 2008, the Company believes all unrealized losses to be only temporary and due to temporary market conditions.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(4) Partnership Investments and Offshore Funds
Presented below are the underlying assets and liabilities of the Partnerships and the Offshore Funds that the Company reports on a net basis and the investments accounted for under the equity method, collectively presented as partnership investments and offshore funds in its consolidated statements of financial condition as of September 30, 2008 and December 31, 2007.

	September 30,	December 31,
(in thousands)	2008	2007

Calamos Equity Opportunities Fund LP:
Securities owned	$—	$111,142
Securities sold but not yet purchased	—	(24,838)
Accrued expenses and other current liabilities	—	(1,478)
Other current assets	—	20

Calamos Equity Opportunities Fund LP securities, net	—	84,846

Calamos Market Neutral Opportunities Fund LP:
Securities owned	62,786	81,361
Securities sold but not yet purchased	(14,087)	(22,372)
Accrued expenses and other current liabilities	(3,759)	(5,178)
Other current assets	5,364	1,028

Calamos Market Neutral Opportunities Fund LP securities, net	50,304	54,839

Calamos Global Funds PLC:
Securities owned	250,480	200,196
Other current assets	19,748	5,107
Accrued expenses and other liabilities	(5,322)	(2,045)

Calamos Global Funds PLC	264,906	203,258

Investment in other partnerships	28,346	10,061

Partnership investments and offshore funds	$343,556	$353,004

During the second quarter of 2008, the Company liquidated Calamos Equity Opportunities Fund LP with total proceeds of $29.3 million. The Company recorded losses of $18.9 million for the nine months ended September 30, 2008, which were offset by the minority interests’ portion of $10.8 million. As of December 31, 2007, the Company had a net interest of $37.2 million (43.9%) in Calamos Equity Opportunities Fund LP. The minority interests owned 56.1% of Calamos Equity Opportunities Fund LP at December 31, 2007 and are presented in the consolidated statements of financial condition as minority interest in partnership investments and offshore funds.
As of September 30, 2008 and December 31, 2007, the Company had a net interest of $48.9 million (97.2%) and $53.3 million (97.2%) in Calamos Market Neutral Opportunities Fund LP, respectively. The minority interests owned 2.8% of Calamos Market Neutral Opportunities Fund LP at September 30, 2008 and December 31, 2007 and are presented in the consolidated statements of financial condition as minority interest in partnership investments and offshore funds.
As of September 30, 2008 and December 31, 2007, the Company had a net interest of $152.3 million (57.5%) and $203.3 million (100%) in Calamos Global Funds PLC, respectively. The minority interests owned 42.5% at September 30, 2008, and are presented in the consolidated statements of financial condition as minority interest in partnership investments and offshore funds.
As of September 30, 2008 and December 31, 2007, the Company held non-controlling interests in certain other partnerships, and therefore, accounted for these investments using the equity method. These investments are presented collectively as investment in other partnerships in the table above.

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
SFAS No. 157 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows: Level 1 — observable inputs such as quoted prices in active markets; Level 2 — inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and Level 3 — unobservable inputs in which there is little or no market data, and require the reporting entity to develop its own assumptions. At September 30, 2008, the Company did not have any positions in Level 3 securities. For assets recorded at fair value, the Company uses a market approach.
The following provides the hierarchy of inputs used to derive the fair value of the Company’s investment securities, securities owned by the Partnership Investments and by the Offshore Funds and securities sold but not yet purchased as of September 30, 2008. Foreign currency contracts are included in securities owned by partnership investments and offshore funds on a net basis where the right of offset exists. There was no net impact of these positions at September 30, 2008.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
(in thousands)	September 30,	Assets	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)

Investment securities (note 3)	$480,281	$480,281	$—	$—
Securities owned by Partnership
Investments and Offshore Funds (note 4)	313,266	253,089	60,177	—
Securities sold but not yet purchased (note 4)	(14,087)	(14,087)	—	—

Total	$779,460	$719,283	$60,177	$—

(6) Minority Interest in Calamos Holdings LLC
Minority interest in Calamos Holdings LLC represents the Calamos Interests’ aggregate ownership interest of 78.7% in Holdings at September 30, 2008 and December 31, 2007 and is derived by multiplying the historical equity of Holdings by their aggregate ownership percentage for the periods presented. Issuances and repurchases of CAM’s common stock result in changes to CAM’s ownership percentage and to the minority interests’ ownership percentage of Holdings. The Company’s corresponding changes to stockholders’ equity are reflected in the consolidated statements of changes in stockholders’ equity. Income is allocated to minority interests based on the average ownership interest during the period in which the income is earned. A rollforward of minority interest for the nine months ended September 30, 2008 is presented below:

(in thousands)
Minority interest at December 31, 2007	$352,205
Income allocated to minority interests	48,904
Changes in unrealized gains (losses) on available-for-sale securities	(82,796)
Reclassification adjustment for realized gains on sale of available-for-sale securities	(16,155)
Sale of membership units to Calamos Holdings LLC	(27,469)
Capital contribution	50,853
Cumulative impact of changes in ownership of Calamos Holdings LLC units	(29)
Compensation expense recognized under stock incentive plans	4,322
Dividend equivalent accrued under stock incentive plans	85
Tax distributions	(55,484)
Equity distributions	(25,410)

Minority interest at September 30, 2008	$249,026

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(7) Earnings (Loss) Per Share
The following table reflects the calculation of basic and diluted earnings (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2008	2007	2008	2007
Earnings (loss) per share — basic
Earnings (loss) available to common shareholders	$(799)	$7,127	$1,546	$18,466
Weighted average shares outstanding	19,453	21,851	19,843	22,669

Earnings (loss) per share — basic	$(0.04)	$0.33	$0.08	$0.81

Earnings (loss) per share — diluted
Income (loss) before minority interest in Calamos Holdings LLC and income taxes	$(6,874)	$52,746	$62,194	$132,823
Less: Impact of revaluation of net deferred tax assets	—	—	32,888	—
Less: Impact of income taxes	(2,270)	21,109	23,260	53,408

Earnings (loss) available to common shareholders	$(4,604)	$31,637	$6,046	$79,415

Weighted average shares outstanding	19,453	21,851	19,843	22,669
Conversion of membership units for common stock	77,019	77,000	77,006	77,000
Dilutive impact of restricted stock units	358	397	311	357
Dilutive impact of stock options	—	72	—	67

Weighted average diluted shares outstanding	96,830	99,320	97,160	100,093

Earnings (loss) per share — diluted	$(0.05)	$0.32	$0.06	$0.79

Diluted shares outstanding for the three and nine months ended September 30, 2008 and 2007 are calculated (a) assuming that Calamos Interests exchanged all of their membership units in Holdings for shares of the Company’s Class A common stock on a one-for-one basis at the beginning of each period presented and (b) including the effect of outstanding restricted stock unit and stock option awards. In calculating diluted earnings per share, the Company assumes that the net deferred tax assets will increase at a rate commensurate with the Company’s increased ownership of Holdings at the time of Calamos Interests’ exchange. As a result of the reduction of the Company’s statutory income tax rate during the second quarter of 2008 (see note 10), the net deferred tax assets would decrease by $32.9 million for the nine months ended September 30, 2008. Additionally, an effective tax rate of 33.0% and 37.4% was applied to income before minority interest in Calamos Holdings LLC and income taxes for the three and nine months ended September 30, 2008. An effective tax rate of 40.0% and 40.2% was applied to income before minority interest in Calamos Holdings LLC and income taxes for the three and nine months ended September 30, 2007.
The Company uses the treasury stock method to reflect the dilutive effect of unvested restricted stock units (RSUs) and unexercised stock options on diluted earnings per share. Under the treasury stock method, if the average market price of common stock increases above the option’s exercise price, the proceeds that would be assumed to be realized from the exercise of the option would be assumed to be used to acquire outstanding shares of common stock. However, pursuant to SFAS No. 123(R), Share-Based Payment, the awards may be anti-dilutive even when the market price of the underlying stock exceeds the related exercise price. This result is possible because compensation cost attributed to future services and not yet recognized is included as a component of the assumed proceeds upon exercise. The dilutive effect of such options and RSUs would result in the addition of a net number of shares to the weighted average number of shares used in the calculation of diluted earnings per share. The following table shows the number of shares of stock options and RSUs which were excluded from the computation of diluted earnings per share as they were anti-dilutive.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Restricted stock units	44,083	—	248,168	331,140
Stock options	2,681,026	1,282,721	2,681,026	1,282,721

Total	2,725,109	1,282,721	2,929,194	1,613,861

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
For the nine months ended September 30, 2008, the Company granted 1,076,166 stock options and 358,722 RSUs. There were forfeitures of 208,725 stock options and 85,340 RSUs during the nine months ended September 30, 2008. The weighted average fair value of stock options at the date of grant for the nine months ended September 30, 2008 was $6.66, which was estimated on the date of grant using the Black-Scholes option-pricing model. The assumptions used were dividend yields of 2.27%, 2.19% and 2.10%, expected volatility of 35%, risk-free interest rates of 3.3%, 4.4% and 4.7%, and an expected life of 7.5 years.
During the first nine months of 2008, 188,321 RSUs were exercised and, after 59,330 RSUs were withheld for taxes, 128,991 RSUs were converted for an equal number of shares of CAM’s Class A common stock. The total intrinsic value and the fair value of the converted shares was $3.7 million. The total tax benefit realized in connection with the exercise of the RSUs during the nine months ended September 30, 2008 was $445,000, as the Company receives tax benefits based only upon the portion of Holdings’ income that it recognizes.
During the nine months ended September 30, 2008, expense recorded in connection with the RSUs and stock options was $5.4 million of which $1.1 million, after giving effect to the minority interests, was credited as additional paid-in capital. During the nine months ended September 30, 2007, expense recorded in connection with the RSUs and stock options was $5.2 million of which $1.2 million, after giving effect to the minority interests, was credited as additional paid-in capital. The amount of deferred tax asset created was $414,000 and $473,000 during the nine months ended September 30, 2008 and 2007, respectively. At September 30, 2008, approximately $24.7 million of total unrecognized compensation expense related to nonvested stock option and RSU awards is expected to be recognized over a weighted-average period of 4.1 years.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(9) Non-Operating Income (Loss)
Non-operating income (loss) was comprised of the following for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2008	2007	2008	2007
Interest income	$519	$5,975	$1,859	$13,537
Interest expense	(8,153)	(7,331)	(24,415)	(11,404)

Net interest income (expense)	(7,634)	(1,356)	(22,556)	2,133

Capital gains and dividend income	1,763	863	26,241	1,543
Unrealized appreciation (depreciation)	(73,006)	5,733	(120,792)	12,229
Miscellaneous other income	233	133	722	727

Investment and other income (loss)	(71,010)	6,729	(93,829)	14,499

Minority interest in partnership investments	27,659	(2,066)	40,928	(4,335)

Non-operating income (loss)	$(50,985)	$3,307	$(75,457)	$12,297

Non-operating income (loss), after giving effect to income taxes, reduced diluted earnings per share by $0.35 and $0.49 during the three and nine months ended September 30, 2008, respectively. Non-operating income (loss), after giving effect to income taxes, added $0.02 and $0.07 to diluted earnings per share during the three and nine months ended September 30, 2007.
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
The provision for income taxes for the three and nine months ended September 30, 2008 and 2007 consist of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2008	2007	2008	2007
Current:
Federal	$2,289	$2,358	$5,361	$5,891
State	207	562	484	1,403

Total current income taxes	2,496	2,920	5,845	7,294

Deferred:
Federal	(2,653)	1,483	(802)	4,140
State	(237)	353	6,701	985

Total deferred income taxes	(2,890)	1,836	5,899	5,125

Total income taxes	$(394)	$4,756	$11,744	$12,419

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Deferred income taxes reflect the expected future tax consequences of temporary differences between carrying amounts and tax bases of the Company’s assets and liabilities. The significant components of deferred income taxes at September 30, 2008 and December 31, 2007 are as follows:

	September 30,	December 31,
(in thousands)	2008	2007
Deferred tax assets:
Intangible assets	$81,816	$97,290
Unrealized net holding losses on investments of available-for-sale securities	6,794	—
Other	7,807	984

Total deferred tax assets	96,417	98,274

Deferred tax liabilities:
Unrealized net holding gains on investments of available-for-sale securities	—	3,191
Deferred sales commission	1,295	2,808
Other	791	1,991

Total deferred tax liabilities	2,086	7,990

Net deferred tax assets	$94,331	$90,284

Deferred tax assets and liabilities are reflected on the Company’s consolidated statements of financial condition as a net deferred tax asset. The current and non-current portions of the net deferred tax asset were $15.2 million and $79.1 million, respectively, at September 30, 2008 and $6.9 million and $83.4 million at December 31, 2007.
The following table reconciles the statutory federal income tax rate to the effective income tax rate for the three and nine months ended September 30, 2008 and 2007, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2008	2007	2008	2007
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefits	2.0%	5.0%	2.0%	5.0%
Other non-deductible items	(4.0)%	—%	0.4%	0.2%

Effective income tax rate	33.0%	40.0%	37.4%	40.2%

(11) Common Stock Repurchase and Capital Contribution
In 2007, the Board of Directors authorized the Company to repurchase up to 2 million shares of Class A common stock, all of which have been repurchased as of June 30, 2008. During 2008, the Company repurchased 1,547,900 shares at an aggregated cost of $34.6 million. In order to provide CAM with cash to repurchase shares, CAM sold membership units to Holdings equal to the number of shares of Class A common stock that it repurchased, thus reducing CAM’s ownership in Holdings. The net impact of these transactions is presented in the consolidated statements of changes in stockholders’ equity.
During the third quarter of 2008, CAM contributed $33.3 million of investment securities to Holdings in exchange for 1,858,113 membership units and the Calamos Interests contributed $31.3 million of investment securities to Holdings in exchange for 1,747,628 membership units. The consolidated impact of the $64.6 million capital contribution was an increase of $13.8 million in additional paid-in capital and an increase of $50.9 million in minority interest in Holdings. The net effect of these contributions increased CAM’s ownership in Holdings by 1.1%. CAM did not issue shares of its Class A common stock in connection with these contributions. As a result, the membership units owned exceeds the shares of CAM Class A common stock outstanding.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
We provide investment advisory services to institutions and individuals, managing $33.3 billion in client assets at September 30, 2008. Our operating results fluctuate primarily due to changes in the total value and composition of our assets under management. The value and composition of our assets under management are, and will continue to be, influenced by a variety of factors, including purchases and redemptions of shares of mutual funds and separate accounts that we manage, fluctuations in the financial markets around the world that result in appreciation or depreciation of assets under management and our introduction of new investment strategies and products.
We market our investment strategies to our clients through a variety of products designed to suit their investment needs. We currently offer five types of mutual fund and separate account investment products. The following table details our assets under management at September 30, 2008 and 2007.

	September 30,
(in millions)	2008	2007
Mutual Funds
Open-end funds	$19,110	$28,000
Closed-end funds	5,738	7,677

Total mutual funds	24,848	35,677

Separate Accounts
Institutional accounts	4,221	4,896
Managed accounts	4,210	6,028
Alternative investments	50	145

Total separate accounts	8,481	11,069

Total assets under management	$33,329	$46,746

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
Given recent market events and the current environment, we expect downward pressure in the value of our assets under management and in the corresponding revenues.
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

Operating Results
Third Quarter and Nine Months Ended September 30, 2008 Compared to Third Quarter and Nine Months Ended September 30, 2007
Assets Under Management
Assets under management decreased by $13.4 billion, or 29%, to $33.3 billion at September 30, 2008 from $46.7 billion at September 30, 2007. At September 30, 2008, our assets under management consisted of 75% mutual funds and 25% separate accounts, compared to 76% mutual funds and 24% separate accounts at September 30, 2007.

($ in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2008	2007	Amount	Percent	2008	2007	Amount	Percent
Mutual Funds
Beginning assets under management	$30,693	$33,286	$(2,593)	(8)%	$34,835	$33,704	$1,131	3%
Net purchases (redemptions)	(1,011)	511	(1,522)	*	(1,742)	(2,206)	464	21
Market appreciation (depreciation)	(4,834)	1,880	(6,714)	*	(8,245)	4,179	(12,424)	*

Ending assets under management	24,848	35,677	(10,829)	(30)	24,848	35,677	(10,829)	(30)

Average assets under management	28,649	33,572	(4,923)	(15)	30,714	33,402	(2,688)	(8)

Separate Accounts
Beginning assets under management	10,517	10,525	(8)	(0)	11,373	11,021	352	3
Net purchases (redemptions)	(360)	(137)	(223)	(163)	(171)	(1,356)	1,185	(87)
Market appreciation (depreciation)	(1,676)	681	(2,357)	*	(2,721)	1,404	(4,125)	*

Ending assets under management	8,481	11,069	(2,588)	(23)	8,481	11,069	(2,588)	(23)

Average assets under management	9,767	10,639	(872)	(8)	10,365	10,690	(325)	(3)

Total Assets Under Management
Beginning assets under management	41,210	43,811	(2,601)	(6)	46,208	44,725	1,483	3
Net purchases (redemptions)	(1,371)	374	(1,745)	*	(1,913)	(3,562)	1,649	46
Market appreciation (depreciation)	(6,510)	2,561	(9,071)	*	(10,966)	5,583	(16,549)	*

Ending assets under management	33,329	46,746	(13,417)	(29)	33,329	46,746	(13,417)	(29)

Average assets under management	$38,416	$44,211	$(5,795)	(13)%	$41,079	$44,092	$(3,013)	(7)%

*	Not meaningful.
Mutual funds had net redemptions of $1.0 billion during the third quarter of 2008 compared to net purchases of $511 million in the third quarter of 2007. This decrease in net flows was primarily due to higher redemptions of our Growth Fund and to the issuance of preferred shares of Calamos Global Dynamic Income Fund (CHW) during the third quarter of 2007. Mutual funds had market depreciation of $4.8 billion during the third quarter of 2008 compared to market appreciation of $1.9 billion during the three months ended September 30, 2007.
Mutual funds had net redemptions of $1.7 billion and $2.2 billion during the first nine months of 2008 and 2007, respectively. The improvement in net flows from the prior-year period was due to higher sales and lower redemptions of our Growth Fund, partially offset by a reduction in net sales in the closed-end funds, primarily due to the initial public offering and preferred share issuance of CHW, which raised nearly $1.2 billion during 2007. Mutual funds had market depreciation of $8.2 billion during the nine months ended September 30, 2008 compared to market appreciation of $4.2 billion during the 2007 period.
Separate accounts had net redemptions of $360 million and $171 million during the third quarter and year-to-date period ended September 30, 2008, respectively, compared to net redemptions of $137 million and $1.4 billion during the prior-year periods due to an increase in redemptions for managed accounts. The decrease in net redemptions for the nine months ended September 30, 2008, compared to the prior year period, was primarily due to an increase in sales and a decrease in redemptions for institutional accounts. Separate accounts had market depreciation of $1.7 billion and $2.7 billion during the three and nine months ended September 30, 2008, respectively, compared to market appreciation of $681 million and $1.4 billion during the 2007 periods.

Impact of One-Time Items
Results of operations for the nine months ended September 30, 2008 and 2007 were significantly impacted by certain one-time expenses. In 2008, developments in the Illinois tax statutes resulted in modifications to the Company’s state tax apportionment methodology that lowered the Company’s statutory income tax rate from 40 percent to 37 percent. While we view this to be beneficial for the long term by reducing income taxes, we recorded a one-time, non-cash income tax expense of $6.8 million, or $0.34 per diluted share, in the second quarter of 2008 to revalue our net deferred tax assets to reflect the new statutory income tax rate. The 2007 year-to-date period was impacted by two one-time marketing and sales promotion expenses. During the second quarter of 2007, we incurred a one-time expense of $19.5 million, or 12 cents per diluted share, by terminating our remaining two additional compensation agreements that required us to make recurring payments of approximately $2.6 million annually based on the assets of Calamos Convertible Opportunities and Income Fund and Calamos Strategic Total Return Fund. Additionally, we incurred a $6.9 million, or 4 cents per diluted share, one-time structuring fee related to the launch of the Calamos Global Dynamic Income Fund (CHW) during the second quarter of 2007.
Management considers results adjusted for these one-time expenses, as presented below, to provide a better indication of the company’s operations. These adjusted items are considered “non-GAAP financial measures” as defined by Regulation S-K of the Securities and Exchange Commission. In evaluating operating performance, management considers operating expenses, operating income, operating income per diluted share, net of income taxes, operating margin, net income and diluted earnings per share, each calculated in accordance with accounting principles generally accepted in the United States (GAAP), and each item on an as-adjusted basis, which constitute non-GAAP financial measures. Items presented on an as-adjusted basis exclude the impact of the revaluation of the net deferred tax assets in the second quarter of 2008 and the impact of terminating the two closed-end fund additional compensation agreements and the CHW closed-end fund structuring fees in the second quarter of 2007. As these one-time items are not expected to recur, management believes that excluding these items better enables it to evaluate the company’s operating performance relative to the prior periods. Management considers these non-GAAP financial measures when evaluating the performance of the company and believes the presentation of these amounts provides the reader with information necessary to analyze the company’s operations for the periods compared. Reconciliations of these measurements from the most directly comparable GAAP financial measures for the nine months ended September 30, 2008 and 2007 are provided in the table below and should be carefully evaluated by the reader:

	Nine Months Ended
	September 30,
($ in thousands)	2008	2007
Operating expenses	$187,087	$228,425
Termination of closed-end fund compensation agreements	—	19,500
Closed-end fund structuring fees	—	6,904

Operating expenses, as adjusted	$187,087	$202,021

Operating income	$137,651	$120,526
Termination of closed-end fund compensation agreements	—	19,500
Closed-end fund structuring fees	—	6,904

Operating income, as adjusted	$137,651	$146,930

Operating income per diluted share, net of income taxes	$0.89	$0.72
Termination of closed-end fund compensation agreements	—	0.11
Closed-end fund structuring fees	—	0.04

Operating income per diluted share, net of income taxes, as adjusted	$0.89	$0.87

Operating margin	42.4%	34.5%
Termination of closed-end fund compensation agreements	—	5.6
Closed-end fund structuring fees	—	2.0

Operating margin, as adjusted	42.4%	42.1%

Net income	$1,546	$18,466
Termination of closed-end fund compensation agreements	—	2,634
Closed-end fund structuring fees	—	933
Net deferred tax assets revaluation	6,771	—

Net income, as adjusted	$8,317	$22,033

Diluted earnings per share	$0.06	$0.79
Termination of closed-end fund compensation agreements	—	0.12
Closed-end fund structuring fees	—	0.04
Net deferred tax assets revaluation	0.34	—

Diluted earnings per share, as adjusted	$0.40	$0.95

Financial Overview
Operating income was $44.1 million and $137.7 million for the three and nine months ended September 30, 2008, respectively, compared with $49.4 million and $120.5 million for the same periods a year ago. Operating margin was 43.3% and 42.4% for the third quarter and first nine months of 2008 compared to 41.7% and 34.5% for the year-earlier periods. Operating income, after giving effect to income taxes, contributed $0.30 and $0.89 per diluted share in the third quarter and first nine months of 2008 versus $0.30 and $0.72 in the prior-year periods.
Operating income, as adjusted, was $137.7 million for the nine months ended September 30, 2008, compared with $146.9 million for the same period a year ago. Operating margin, as adjusted, was 42.4% for the first nine months of 2008 and 42.1% for the year-earlier period. Operating income, after giving effect to income taxes, as adjusted, contributed $0.89 per diluted share in the first nine months of 2008 versus $0.87 in the prior-year period.
Non-operating income (loss) reduced income by $51.0 million and $75.5 million for the three and nine months ended September 30, 2008, respectively. Non-operating income (loss) added $3.3 million and $12.3 million to income for the three and nine months ended September 30, 2007, respectively. Changes in non-operating income (loss) were due primarily to current year unrealized market depreciation of our investments in consolidated partnerships and offshore funds, partially offset by realized gains from the sale of available-for-sale securities during the second quarter of 2008. Non-operating income (loss), after giving effect to income taxes, reduced income by $0.35 per diluted share and $0.49 per diluted share for third quarter and first nine months of 2008 versus adding $0.02 and $0.07 per diluted share in the prior-year periods.
Revenues
Total revenues decreased by $16.7 million, or 14%, to $101.8 million for the three months ended September 30, 2008 from $118.5 million for the prior year. For the nine months ended September 30, 2008, total revenues decreased by $24.2 million, or 7%, to $324.7 million from $349.0 million for the prior year. These decreases were primarily due to lower investment management fees and distribution and underwriting fees.

($ in thousands)	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2008	2007	Amount	Percent	2008	2007	Amount	Percent
Investment management fees	$71,479	$82,209	$(10,730)	(13)%	$227,202	$238,997	$(11,795)	(5)%
Distribution and underwriting fees	29,446	35,252	(5,806)	(16)	94,734	106,993	(12,259)	(11)
Other	882	1,023	(141)	(14)	2,802	2,961	(159)	(5)

Total revenues	$101,807	$118,484	$(16,677)	(14)%	$324,738	$348,951	$(24,213)	(7)%

Investment management fees decreased $10.7 million for the three months ended September 30, 2008 when compared to the same period in 2007. Investment management fees from open-end funds decreased $7.9 million to $43.2 million as a result of a decrease in open-end funds average assets under management of $4.2 billion when compared to the year-earlier period. Closed-end fund investment management fees decreased $1.5 million to $14.4 million for third quarter of 2008 when compared to the prior-year period as a result of a decrease in closed-end fund average assets under management of $744 million, or 10%. Investment management fees from separate accounts decreased $1.3 million for the three months ended September 30, 2008 compared to the prior-year period as a result of a decrease in separate accounts average assets under management of $872 million. Investment management fees as a percentage of average assets under management were 0.74% for the three months ended September 30, 2008 and 2007.
Investment management fees decreased $11.8 million for the nine months ended September 30, 2008 when compared to the same period in 2007. Investment management fees from open-end funds decreased $13.0 million to $138.2 million as a result of a decrease in open-end funds average assets under management of $2.8 billion when compared to the year-earlier period. Closed-end fund investment management fees increased $1.9 million to $45.1 million for first nine months of 2008 when compared to the prior-year period as a result of an increase in closed-end fund average assets under management of $105 million. Closed-end fund average assets under management were favorably impacted by our $1.2 billion Calamos Global Dynamic Income Fund (CHW) launched late in the second quarter of 2007. Investment management fees from separate accounts decreased $0.7 million for the nine months ended September 30, 2008 from the prior-year period as a result of a decrease in separate accounts average assets under management of $325 million. Investment management fees as a percentage of average assets under management were 0.74% and 0.72% for the nine months ended September 30, 2008 and 2007, respectively.

Distribution and underwriting fees decreased by $5.8 million, or 16%, to $29.4 million for the three months ended September 30, 2008 from $35.3 million for the third quarter of 2007. Distribution and underwriting fees decreased by $12.3 million, or 11%, to $94.7 million for the nine months ended September 30, 2008 from $107.0 million for the first nine months of 2007. The decrease for the third quarter was primarily due to a $5.5 million decrease in distribution fees as a result of a 16% decrease in open-end fund average assets under management. The decrease for the year-to-date period was mainly due to a $9.5 million decrease in distribution fees as a result of a 10% decrease in open-end fund average assets under management and a $2.6 million decrease in contingent deferred sales charges as a result of a decrease in redemptions.
As noted above, our revenues are primarily driven by assets under management, which have been negatively affected by unprecedented market conditions. As a result of these conditions, we expect to continue to experience downward pressure on our revenues.
Operating Expenses
Operating expenses decreased to $57.7 million and $187.1 million for the three and nine months ended September 30, 2008, respectively, from $69.0 million and $228.4 million for the same periods in the prior year.
Operating expenses, as adjusted for one-time marketing and sales promotion expenses decreased to $187.1 million for the first nine months of 2008 from $202.0 million for the prior-year period.

($ in thousands)	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2008	2007	Amount	Percent	2008	2007	Amount	Percent
Employee compensation and benefits	$16,547	$22,912	$(6,365)	(28)%	$60,001	$66,190	$(6,189)	(9)%
Distribution and underwriting expense	21,922	26,246	(4,324)	(16)	70,955	76,469	(5,514)	(7)
Amortization of deferred sales commissions	6,002	6,064	(62)	(1)	18,088	21,220	(3,132)	(15)
Marketing and sales promotion	3,527	3,861	(334)	(9)	9,598	37,074	(27,476)	(74)
General and administrative	9,698	9,962	(264)	(3)	28,445	27,472	973	4

Total operating expenses	$57,696	$69,045	$(11,349)	(16)%	$187,087	$228,425	$(41,338)	(18)%

Employee compensation and benefits expense decreased by $6.4 million and $6.2 million for the three and nine months ended September 30, 2008 compared to the prior-year periods primarily due to a reduction in incentive compensation expense as a result of the impact that the recent global market developments have had on our business, as well as our industry. The decrease in the quarter periods was further driven by transition payments made in 2007 for two former executive officers and the effects of cost containment efforts taken by us in the first quarter of 2008.
Distribution and underwriting expense decreased by $4.3 million and $5.5 million for the third quarter and first nine months of 2008 when compared to the prior-year periods primarily due to the decline in average open-end fund assets under management and to lower Class C share assets older than one year. Although the Rule 12b-1 fee rates we paid to broker-dealers and other intermediaries in the three and nine months ended September 30, 2008 did not change from the rates paid in the prior year, we expect distribution expense to vary with the change in open-end mutual funds assets under management and with the age of the Class C share assets.
Amortization of deferred sales commissions decreased $3.1 million for the nine months ended September 30, 2008, when compared to the first nine months of 2007 due to lower Class C share sales and lower Class B share redemptions, which typically result in the acceleration of amortization expense.
Marketing and sales promotion expense decreased by $0.3 million and $27.5 million for the third quarter and first nine months of 2008, when compared to the prior-year periods. While both periods were impacted by lower corporate branding efforts, the year-to-date decrease was primarily due to the $26.4 million one-time marketing and sales promotion expenses that occurred in the second quarter of 2007.
General and administrative expense decreased by $0.3 million and increased by $1.0 million for the three and nine months ended September 30, 2008 compared to the 2007 periods. The decrease for the quarterly periods was primarily due to lower professional services partially offset by higher occupancy-related costs. The increase for the year-to-date periods was primarily attributable to increases in occupancy-related costs and depreciation.

In response to the impact that unprecedented market conditions have had on our assets under management and the resulting downward pressure on our revenues, management has begun to take certain expense control measures. These expense control measures are intended to right-size our operations to reflect the decrease in our asset base while still positioning the company for future growth. Our expense control effort is focused on streamlining our infrastructure with the objective of transforming fixed expenses into variable expenses, in part through possible outsourcing opportunities in technology and operations, which would also allow us to reduce capital expenditures. A reduction-in-force is part of our overall expense control strategy, including a recent reduction of 31 information technology associates. A substantial portion of the reduction was related to suspending certain information technology projects.
By continuing to position the company for future growth we believe we are able to take advantage of future growth opportunities as the financial markets stabilize. Our efforts are focused on reviewing and rationalizing our product offerings to realign our capabilities with market opportunities, and include the recent re-opening of our convertible strategy to new investors. Additionally, we are reviewing our use of current sales and marketing resources and will consider realigning these resources to take advantage of those market opportunities.
Non-Operating Activities
Non-operating income (loss) reduced income by $51.0 million for the three months ended September 30, 2008 compared to adding $3.3 million of income for the three months ended September 30, 2007. Non-operating income (loss) reduced income by $75.5 million for the nine months ended September 30, 2008 compared to adding $12.3 million of income for the nine months ended September 30, 2007.

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in thousands)	2008	2007	Change	2008	2007	Change
Interest income	$519	$5,975	$(5,456)	$1,859	$13,537	$(11,678)
Interest expense	(8,153)	(7,331)	(822)	(24,415)	(11,404)	(13,011)

Net interest income (expense)	(7,634)	(1,356)	(6,278)	(22,556)	2,133	(24,689)

Capital gains and dividend income	1,763	863	900	26,241	1,543	24,698
Unrealized appreciation (depreciation)	(73,006)	5,733	(78,739)	(120,792)	12,229	(133,021)
Miscellaneous other income	233	133	100	722	727	(5)

Investment and other income (loss)	(71,010)	6,729	(77,739)	(93,829)	14,499	(108,328)

Minority interest in partnership investments and offshore funds	27,659	(2,066)	29,725	40,928	(4,335)	45,263

Non-operating income (loss)	$(50,985)	$3,307	$(54,292)	$(75,457)	$12,297	$(87,754)

Interest income decreased $5.5 million and $11.7 million for the third quarter and first nine months of 2008, respectively, when compared to the prior-year periods, primarily due to lower cash and cash equivalents balances and to lower interest rates earned. Interest expense increased $0.8 million and $13.0 million for the three and nine months ended September 30, 2008, respectively, when compared to 2007 due to the private debt offering that closed during the third quarter of 2007.
Capital gains and dividend income increased $24.7 million for the first nine months of 2008, when compared to the prior-year period, primarily due to $20.7 million of gains recognized upon the sale of $113.3 million of our investment securities during the second quarter of 2008.
The changes in unrealized appreciation (depreciation) and in minority interest in partnership investments and offshore funds for the third quarter and first nine months of 2008, when compared to the prior-year periods, were primarily due to fluctuations in the market values of our investments in consolidated partnerships and offshore funds. Because our ownership in the offshore funds represents more than 50% of the funds’ assets, we are required to consolidate these portfolios with our financial results. This consolidation may no longer be required once our investment represents less than 50% of the relevant funds’ total assets and at that point future market appreciation and depreciation would be included as a component of stockholders’ equity.
Changes in the market values of certain investment securities are not recorded to net income; rather, they are recorded as changes to accumulated other comprehensive income (loss), a component of stockholders’ equity. These market value fluctuations are only recognized in our consolidated statements of operations upon the sale of the securities and upon the receipt of capital gains distributions, which typically occur during the fourth quarter of each year. During the three and nine months ended September 30, 2008, mark-to-market adjustments on these securities were $60.7 million and $105.3 million, respectively, of which $7.8 million and $13.7 million, net of minority interest and income taxes were recorded as decreases to accumulated other comprehensive income. During the three and nine months ended September 30, 2007, mark-to-market adjustments on these securities were $18.0 million and $34.1 million, respectively, of which $2.3 million and $4.5 million, net of minority interest and income taxes were recorded as increases to accumulated other comprehensive income.
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
Net Income (Loss)
Net income (loss) was $(0.8) million and $1.5 million for the three and nine months ended September 30, 2008, respectively, compared to $7.1 million and $18.5 million for the same periods in the prior year.
Net income, as adjusted, was $8.3 million for the nine months ended September 30, 2008, compared to $22.0 million for the same period in the prior year.
Liquidity and Capital Resources
Our current financial condition remains highly liquid. Our corporate investment portfolio, which is comprised of cash and cash equivalents, investment securities, partnership investments and offshore funds, makes up a significant majority of our assets. We anticipate utilizing our cash and cash equivalent balances to develop and invest in our products as opportunities arise, to invest in property and equipment for our facility and to support our operations. Investment securities and offshore funds are principally comprised of company-sponsored mutual funds. In addition, the underlying partnership investments are typically comprised of highly liquid exchange-traded securities. Our working capital requirements historically have been met through cash generated by our operations. We believe cash generated from operations will be sufficient over the foreseeable future to meet our working capital requirements with respect to the foregoing activities and to support future growth. The Company maintains sufficient liquidity to meet all of its obligations.
As is customary, we are subject to various financial covenants under our note purchase agreements including maintaining certain net worth and EBITDA levels. We were in compliance with our financial covenants at September 30, 2008, however the unprecedented declines in the financial markets and the resulting decline in the value of our assets under management and investment portfolio have put pressure on these covenants. Consequently, management has initiated discussions with its noteholders to request amendments of these measures. If an event of default were to occur with respect to any of these financial covenants, we would seek an amendment from the noteholders. While we believe it to be unlikely, in the case we were not successful in obtaining an amendment, this could result in various remedies to the noteholders including the acceleration of all notes outstanding and the payment of a make-whole amount. We believe we have adequate resources to repay these amounts if there were an acceleration but this would negatively impact our liquidity.
Calamos Asset Management, Inc. and Calamos Family Partners, Inc. made capital contributions to Calamos Holdings LLC during the third quarter of 2008 that helped offset shares repurchased under our Class A common stock repurchase plan. Further, in early October, we initiated a series of hedges to help protect the value of our portfolio. Additionally, we reduced our dividend in October as a result of a decline in assets under management and income, as well as to conserve capital.
The following table presents a summary of certain items from our statements of financial condition that provide liquidity or are significant uses of capital resources.

(in thousands)	September 30,	December 31,
	2008	2007
Statements of financial condition data:
Cash and cash equivalents	$77,843	$108,441
Receivables	30,155	39,340
Investment securities	480,281	535,476
Partnership investments and offshore funds	343,556	353,004
Deferred sales commissions	22,570	34,076
Property and equipment, net of accumulated depreciation	45,254	48,420
Long-term debt	525,000	525,000
Cash flows for the nine months ended September 30, 2008 and 2007 are shown below:

(in thousands)	September 30,
	2008	2007
Cash flow data:
Net cash provided by operating activities	$121,553	$155,111
Net cash used in investing activities	(61,635)	(253,104)
Net cash provided by (used in) financing activities	(90,516)	249,058
Net cash provided by operating activities was $121.6 million for the nine months ended September 30, 2008 and was primarily comprised of operating income of $137.7 million partially offset by net changes in working capital.
The payment of deferred sales commissions by us to financial intermediaries who sell Class B and C shares of our open-end funds was $6.6 million for the nine months ended September 30, 2008. We expect that the payment of deferred sales commissions will vary in proportion to future sales of Class B and C shares of open-end funds and that these commissions will continue to be funded by cash flows from operations.
For the nine months ended September 30, 2008, net cash used in investing activities was $61.6 million and was primarily a $25 million investment in each of the new Calamos 130/30 Equity Fund, the new Calamos Evolving World Growth Fund and a partnership investment, partially offset by the $29.3 million received from the liquidation of Calamos Equity Opportunities Fund LP. The proceeds of $113.3 million from the sale of our investment securities during the second quarter of 2008 were reinvested in investment securities during July 2008, resulting in no net impact to cash flows for the year-to-date period.
Net cash used by financing activities was $90.5 million for the nine months ended September 30, 2008 and was comprised of distributions to minority shareholders of $80.9 million, including distributions for their tax liabilities of $55.5 million, as well as dividends paid to common shareholders of $6.5 million. Additionally, the Company repurchased 1,547,900 shares of its Class A common stock at an aggregated cost of $34.6 million during the first half of 2008. As previously discussed, during the third quarter of 2008, we received a capital contribution of $31.3 million from Calamos Family Partners, Inc.
We expect our cash and liquidity requirements will be met with the cash on hand, the sale of investment securities and through cash generated by operations.
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
Critical Accounting Policies
Our significant accounting policies are summarized in note 2 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. A discussion of critical accounting policies is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2007. There were no significant changes in our significant accounting policies or critical accounting policies during the nine months ended September 30, 2008.
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
Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to: adverse changes in applicable laws or regulations; downward fee pressures and increased industry competition; risks inherent to the investment management business; the loss of revenues due to contract terminations and redemptions; the inability to maintain compliance with financial covenants; the performance of our investment portfolio; our ownership and organizational structure; general and prolonged declines in the prices of securities; significant changes in market conditions and the economy that require a modification to our business plan; catastrophic or unpredictable events; the loss of key executives; the unavailability, consolidation and elimination of third-party retail distribution channels; increased costs of and timing of payments related to distribution; failure to recruit and retain qualified personnel; a loss of assets, and thus revenues; fluctuation in the level of our expenses; poor performance of our largest funds; damage to our reputation; and the extent and timing of any share repurchases. Further, the value and composition of our assets under management are, and will continue to be, influenced by a variety of factors including, among other things: purchases and redemptions of shares of the open-end funds and other investment products; fluctuations in both the underlying value and liquidity of the financial markets around the world that result in appreciation or depreciation of assets under management; mutual fund capital gain distributions; our ability to access capital markets; our introduction of new investment strategies and products; our ability to educate our clients about our investment philosophy and provide them with best-in-class service; the relative investment performance of our investment products as compared to competing offerings and market indices; competitive conditions in the mutual fund, asset management and broader financial services sectors; investor sentiment and confidence; and our decision to open or close products and strategies when deemed to be in the best interests of our clients. Item 1A of this report and Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007 discusses some of these and other important factors in detail under the caption “Risk Factors.”
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
An analysis of our market risk was included in our Annual Report on Form 10-K for the year ended December 31, 2007. There were no material changes to the Company’s market risk during the nine months ended September 30, 2008.
Item 4. Controls and Procedures
Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2008, and has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
Item 1A. Risk Factors
Business Risks
Set forth below are material changes and additions to the risk factors previously disclosed in our Form 10-K. We caution the reader that the following business risks and those risks described elsewhere in this report and our other SEC filings, could cause our actual results to differ materially from expectations stated in our forward-looking statements.
Risks Related to Our Industry
The increased potential of changes in laws or regulations or in governmental policies due to the state of the economy and the current political climate could limit the sources and amounts of our revenues, increase our costs of doing business, decrease our profitability and materially and adversely affect our business.
Our business is subject to extensive regulation. In the United States regulations exist primarily at the federal level, including regulation by the SEC under the Investment Company Act of 1940, as amended, and the Investment Advisers Act of 1940, as amended, by the Department of Labor under the Employee Retirement Income Security Act of 1974, as amended, or ERISA, as well as regulation by the Financial Industry Regulatory Authority, or FINRA and state regulators. Calamos Asset Management is not an investment company however the mutual funds managed by Calamos Advisors are registered with the SEC as investment companies under the Investment Company Act. The Investment Advisers Act imposes numerous obligations on investment advisors, including record-keeping, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities. The Investment Company Act imposes similar obligations, as well as additional detailed operational requirements, on registered investment companies and investment advisors. Industry regulations are designed to protect our clients and investors in our funds and other third parties who deal with us and to ensure the integrity of the financial markets. They are not designed to protect our stockholders. The increased potential of changes in laws or regulations or in governmental policies due to the state of the economy and current political climate could limit the sources and amounts of our revenues, increase our costs of doing business, decrease our profitability and materially and adversely affect our business. Further, our failure to comply with applicable laws or regulations could result in fines, censure, suspensions of personnel or other sanctions, including revocation of our registration as an investment advisor or broker-dealer.

A general or prolonged decline in the prices of securities would lead to a decline in our assets under management, revenues and earnings.
Substantially all of our revenues are determined by the amount of our assets under management. Under our investment advisory contracts with our clients, the investment management fee we receive is typically based on the market value of assets under management. In addition, we receive asset-based distribution and/or service fees with respect to the open-end funds managed by Calamos Advisors over time pursuant to distribution plans adopted under provisions of Rule 12b-1 under the Investment Company Act. Rule 12b-1 fees typically are based on the market value of assets under management and represented approximately 28% of our revenues for the nine months ended September 30, 2008, and for each year ended December 31, 2007, 2006 and 2005. Accordingly, a general or prolonged decline in the prices of securities generally may cause our revenues and net income to decline by either causing the value of our assets under management to decrease, which would result in lower investment advisory and Rule 12b-1 fees, or causing our clients to withdraw funds in favor of investments they perceive to offer greater opportunity or lower risk, which would also result in lower fees. The securities markets are highly volatile and securities prices may increase or decrease for many reasons beyond our control, including economic and political events and acts of terrorism. If a general or prolonged decline in securities prices caused our revenues to decline, it could have a material adverse effect on our earnings.
Risks Related to Our Business
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
As of September 30, 2008, a majority of our assets under management were attributable to accounts that we accessed through third-party intermediaries. These intermediaries generally may terminate their relationships with us on short notice. While we continue to diversify and add new distribution channels for mutual funds and managed accounts and a significant portion of the growth in our assets under management in recent years has been accessed through intermediaries, the unprecedented market conditions have resulted in a consolidation of and elimination of some financial service companies. The loss of any of the distribution channels afforded by these intermediaries, and the inability to access clients through new distribution channels, could decrease our assets under management and adversely affect our results of operations and growth potential. In addition, in the case of managed accounts offered through intermediaries to their customers, such intermediaries may reduce the fees that they remit to us as part of the arrangements they have with us. A substantial reduction in fees received from third-party intermediaries could have a material adverse affect on our business.
Risks Related to the Company
The inability for Calamos Holdings LLC to maintain compliance with its financial covenants could have a material adverse effect on our Company.
Calamos Holdings LLC issued $375 million and $150 million of aggregate principal amount of senior unsecured notes in July 2007 and April 2004, respectively. Note purchase agreements between Calamos Holdings and the noteholders govern the terms of the unsecured notes. Under these agreements, Calamos Holdings LLC must maintain certain consolidated net worth, leverage and interest ratios. The note purchase agreements also contain other covenants that, among other provisions, restricts the ability of Calamos Holdings’ subsidiaries to incur debt and restrict the ability of Calamos Holdings or its subsidiaries to create liens and to merge or to consolidate, or sell or convey all or substantially all of Calamos Holdings’ assets. The inability for Calamos Holdings to maintain compliance with any of these covenants could lead to an event of default and result in various remedies to the noteholders including the acceleration of all the notes outstanding and the payment of a make whole amount. In such an event, our liquidity would be negatively impacted.

Significant changes in market conditions and the economy may require a modification to our business plan.
Our revenues are primarily driven by assets under management and declines in the financial markets will directly and negatively affect our investment advisory fee revenues as well as our non-operating income and net income. As such, significant changes in market conditions and the economy may require a modification to our business plan. Modification to our business plan may include: the reopening or elimination of product offerings or efforts, realignment of sales and marketing resources to adapt to changing market demand and the changing competitive landscape, and the implementation of expense control measures to streamline our infrastructure and reduce capital expenditures.
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

CALAMOS ASSET MANAGEMENT, INC. (Registrant)
Date: November 7, 2008	By:	/s/ Cristina Wasiak
Cristina Wasiak
Senior Vice President, Chief Financial Officer and Treasurer