Form 10-K
period 2008-12-31
Calamos Asset Management, Inc. /DE/
filed 2009-03-13
CIK 1299033

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2008
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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of common stock held by non-affiliates (assuming that all directors and executive officers are affiliates) on June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was $330.7 million.

At February 28, 2009, there were 19,621,037 shares of Class A common stock and 100 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III — Portions of the definitive proxy statement for our Annual Meeting of Shareholders on May 22, 2009, as specifically described herein.

PART I

Item 1.	Business

Unless the context otherwise requires, references to “we,” “us,” “our” and “our company” refer to Calamos Asset Management, Inc., a Delaware corporation incorporated on July 23, 2004, and its consolidated subsidiaries, including Calamos Holdings LLC and the operating company subsidiaries of Calamos Holdings LLC.

“Calamos Advisors” refers to Calamos Advisors LLC, a Delaware limited liability company, an investment advisor registered with the U.S. Securities and Exchange Commission (SEC) and wholly owned subsidiary of Calamos Holdings LLC. Calamos Advisors acts as an investment advisor in managing our separate accounts and mutual funds;

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

“Calamos Financial Services” refers to Calamos Financial Services LLC, a Delaware limited liability company and broker-dealer registered under the Securities Exchange Act of 1934, as amended, and a wholly owned subsidiary of Calamos Holdings LLC. Calamos Financial Services acts as the sole distributor of our family of open-end mutual funds and of the Offshore Funds; and

“Calamos Interests” refers to Calamos Family Partners and John P. Calamos, Sr., our Chairman of the Board, chief executive officer and co-chief investment officer. Mr. Calamos also holds the controlling interest in Calamos Family Partners.

The other operating company subsidiaries of Calamos Holdings LLC are Calamos Partners LLC, a registered investment advisor that provides investment management services primarily related to alternative investment products, and Calamos Wealth Management LLC, a registered investment advisor that provides wealth management services, including asset allocation and investment advisory services, to high net worth individuals, family offices and foundations. Calamos Property Management LLC is also a subsidiary of Calamos Holdings LLC and was established to provide real estate investment services.

The assets under management and other financial data presented in this report with respect to the mutual funds that we manage include the Calamos Growth and Income Portfolio, which is a portfolio of the Calamos Advisors Trust, a registered open-end investment company. However, references to the terms “mutual funds” and “open-end funds” in this report do not otherwise include this portfolio.

Overview

For more than 30 years, we have provided investment advisory services to institutions and individuals, managing $24.0 billion in client assets at December 31, 2008. We have consistently applied an investment philosophy and proprietary process centered on risk management across a range of investment strategies, including equity, balanced, convertible, high yield, alternative, fixed income and money market investments. We believe this disciplined adherence to our investment philosophy and process has enabled us to deliver superior risk-adjusted returns over the long term, which we define as investment returns that are superior to performance benchmarks with an equal or lower level of assumed risk.

We seek institutional and individual clients with long-term investment horizons. We make our range of investment strategies and services available to these clients, directly and through intermediaries, by offering an array of investment products designed to suit their investment needs, such as open-end funds, closed-end funds and separate accounts. We plan to continue to introduce new investment strategies and supporting services that will provide the opportunity for attractive risk-adjusted returns.

We believe our investment performance, broad range of investment strategies, diverse product offerings, emphasis on client service and sales efforts have allowed us to grow our assets under management and revenues historically throughout the years.

In the fourth quarter of 2008, the severe distress in the capital markets resulting from a global credit crisis and loss of investor confidence drove security valuations significantly lower across nearly every asset class. This severe distress had an adverse impact on our business by driving down our assets under management. In response to the continuing market turmoil, we implemented a series of cost savings initiatives and also prepaid a considerable portion of our outstanding indebtedness. While we recognized losses in 2008 from the liquidation of a significant portion of our investment portfolio to repay this indebtedness, we believe this action was prudent during these turbulent markets. We have delivered and strengthened our balance sheet while still maintaining capital to continue to grow our business.

Despite the unprecedented turmoil in the global markets, Standard & Poor’s affirmed its investment-grade rating of BBB+ for Calamos Holdings LLC in February 2009, further evidence of the positive impact that our efforts to strengthen our balance sheet and right-size our cost structure had on our business.

We provide additional information about Calamos Asset Management, Inc. on the Investor Relations section of our website at http://investors.calamos.com. This information includes corporate governance documents, press releases, investor presentations, SEC filings and assets under management reports. We encourage you to visit and review our website.

Business Strategy

Our investment philosophy and process strives to deliver superior risk-adjusted returns over the long term and drive significant growth in assets under management. Our business strategy is designed to ensure we maintain and build upon our investment focus. We apply a team approach to investment research and portfolio management, which allows us to significantly leverage our investment talent.

Our goal is to continue to grow our business by diversifying the assets we manage by investment strategy, product, service and type of client within our core competencies. We have selectively created complementary investment products over the years in order to take advantage of market opportunities for attractive risk-adjusted returns. Key to executing this strategy is our emphasis on building our capabilities in order to support growth, improving client responsiveness and positioning our business for long-term expansion. In 2008, we continued to improve the caliber and scope of our capabilities in portfolio management, sales, marketing and other functions.

In executing our business strategy, managing historical growth and planning for future growth, we have been, and will continue to be, guided by the following principles:

Maintain Superior Investment Performance

We have developed proprietary research capabilities, including an expertise in valuing companies, taking into consideration their total capital structure. As a result, we have a record of achieving high, risk-adjusted returns over the long term for the mutual funds and separate accounts that we manage. As of December 31, 2008, Lipper ranked our Growth Fund as the number 3 multi-cap growth fund for 10 years among 144 funds, our Convertible Fund as the number 2 convertible securities fund for 10 years among 41 funds, our Growth and Income Fund the number 9 flexible portfolio fund for 10 years among 48 funds, and our Market Neutral Income Fund as the number 1 equity market-neutral fund for 10 years among 11 funds.(1) Our strategy is to maintain our performance by consistently applying our investment philosophy and process while actively managing our strategies to maintain a stable balance of risk and reward over the full course of a market cycle. We are equally mindful of protecting our clients’ assets during changing market conditions. Accordingly, we have chosen to expand our product offerings selectively and have closed, and expect to continue to close, products to new investments or discontinue products during periods when we do not believe satisfactory risk-adjusted returns can be achieved with additional client funds.

In 2008, the global capital markets faced unprecedented challenges emanating from the global credit crisis and a loss of confidence in the financial system. Systemic risk and panic selling created extraordinary conditions in the global capital markets, and nearly every asset class came under extreme pressure. Our performance in 2008 was

(1) Source: Lipper: As of 12/31/08: Growth Fund: #475 for 1 year and #238 for 5 years among 506 and 238 multi-cap growth funds, respectively; Convertible Fund: #4 for 1 year and #5 for 5 years among 70 and 59 convertible funds, respectively; Growth and Income Fund: #121 for 1 year and #56 for 5 years among 169 and 83 flexible portfolio funds, respectively. Market Neutral Income Fund: #35 for 1 year and #17 for 5 years among 46 and 23 equity market-neutral funds, respectively; Lipper rankings of funds are based on net total return performance with dividends reinvested and do not take into account or reflect sales charges; if the rankings did reflect sales charges, the results might be less favorable. Each fund is ranked within a universe of funds similar in investment objective as determined by Lipper. All Lipper rankings of the open-end funds managed by Calamos Advisors cited in this report are for Class A shares of those funds. The other classes of shares of those funds may have different performance characteristics. The ratings and rankings included in this annual report on Form 10-K are subject to change without notice and are based on past performance, which may not be predictive of future results.

reflective of this environment. However, we continue to maintain conviction in our investment capabilities, and believe that we have positioned our portfolios advantageously for a return to more normalized market conditions.

Focus on Clients, With an Emphasis on Serving Long-Term Investors

A guiding principle is to have our clients’ best interests in mind and to work diligently and professionally to exceed client expectations in performance and service. We strongly believe that the success of our company is a byproduct of our success in helping clients achieve their investment objectives. In particular, we seek to attract, develop and maintain long-term client relationships by providing excellent client service, including educating investors about our investment philosophy and process.

Selectively Expand Our Investment Strategies

Since the introduction of our first convertible strategy in 1977, we have expanded our product offerings. In 1990, we introduced our first equity strategy and in subsequent years broadened our investment offerings to include high yield, large cap, total return, international, equity-oriented alternative and fixed income investment strategies. Each expansion has leveraged our core competency in investment research and portfolio management, which generally is based on internal expertise, but may from time to time require us to recruit investment talent in other areas, such as fixed income. In 2008, we introduced a 130/30 growth equity fund, and an emerging markets growth fund. We will continue to expand our investment strategies selectively in areas where we determine we can produce attractive risk-adjusted returns over the long term, including alternative investment offerings. We believe that by doing so, we can enhance our ability to increase assets under management and revenues.

To ensure we are aligned with our clients, our practice has been to invest with our clients. At December 31, 2008, we had a total of $189 million of our own assets invested in our investment strategies. We also view managing our corporate investment portfolio, which is part of our broader strategy to expand and diversify our business, as a way to produce alternative sources of revenue that in turn allows us to invest in and expand our company.

Expand Our Distribution Relationships and Client Base

Our first institutional account mandate was initiated in 1981 for a pension fund account. In the late 1980s, we became one of the first participants in the broker-sponsored managed account business. In 2002, we launched the first of our five closed-end funds. As we have done in the past, we strive to expand our presence in distribution channels that best deliver our strategies to long-term investors in order to grow our client base, assets under management and revenues. In recent years, we have placed greater emphasis on institutional investors, including private pension funds, public funds, endowment funds, banks and insurance companies; 401(k) platforms, broker consultants, broker-dealers, registered investment advisers, financial planners and other channels for mutual funds and managed account products; and family offices, private foundations and high net worth investors.

In 2008, we increased our focus on institutional distribution through additions to staff in both direct institutional sales and consultant relations. Additionally, within the U.S. defined contribution channel, we increased our sales staff and were successful in establishing relationships with a number of significant partners delivering full-service retirement products to plan sponsors. While we continued to focus on our large strategic distribution partnerships with national and large regional broker-dealers domestically, we also increased our sales and marketing efforts in both the independent broker-dealer and registered investment adviser channels to better position us to serve the growing number of financial advisors in those channels. This initiative was accelerated in 2008 due the significant changes in the U.S. distribution landscape. With respect to non-U.S. markets, we initiated relationships with distribution and marketing firms based in Europe during 2008 and are working with certain of our large strategic partners domestically to gain access to their offshore platforms. We believe that such relationships will help us extend our reach into non-U.S. markets.

In 2009, as part of our ongoing efforts to expand our distribution opportunities and client base, we plan to focus on the institutional market, retirement platforms and high net worth opportunities, and selectively increase the number of intermediaries that distribute Calamos products domestically and abroad. We will also seek to further build our non-U.S. distribution capabilities through other strategic relationships.

We also see opportunities to expand our wealth management business, which dates back to 1977.

Capitalize on Our Recognized and Respected Brand

We believe that brand awareness can lead to asset growth and help expand our client base. Over the years, we have been recognized for producing superior long-term investment performance across a range of investment strategies. For example, Investor’s Business Daily (April 2008) ranked the Calamos Growth Fund the “top growth fund” since April 4, 1994’s market low and since January 31, 1994’s market peak. Fortune named Calamos Growth and Income Fund as one of “six strong, steady performers that delivered both profits and peace of mind” in its “Funds That Let You Sleep at Night” article (May 2008). Morningstar favorably commented upon the long-term performance of Calamos Convertible Fund (October 2008) and Calamos Market Neutral Income Fund (“Bond Funds: Separating the Wheat from the Chaff,” January 2008). The Wall Street Journal wrote of Calamos Market Neutral Income Fund’s “strong track record and reasonable expenses” among long-short funds (March 2008).

We have also raised brand awareness through strategic sponsorships. These included sponsorship of conferences in the United States and Europe which targeted leading financial professionals.

Our co-chief investment officers, John P. Calamos, Sr. and Nick P. Calamos, have written books on investments in convertible securities and are recognized experts on investing. They frequently discuss their investment insights on CNBC and Bloomberg TV, among others. We believe that as a public company, we have been able to strengthen the Calamos brand and awareness of our investment philosophy.

Investment Philosophy, Management and Process

Investment Philosophy

We believe that a successful investment philosophy must be consistent and long-term oriented. Our investment philosophy is based on our views about the longer-term trends and economic conditions that affect financial markets. We assume there will always be unforeseen events that will continually test conventional wisdom. We believe we can achieve favorable investment results over the long term based on our experience in many market environments, our continued study of economics and financial markets, and our application of a sound investment process that can cope with volatility and risk associated with financial markets. Because of this philosophy, our investment process is focused on risk management. The creation of wealth for our clients over the long term is not solely about producing returns, but about managing risk, which we define as the potential for loss and the variability of investment returns.

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

Investment Management

We employ a team approach to portfolio management and draw on the experience and expertise of more than 50 investment professionals. Our various investment teams are generally comprised of senior strategy analysts, intermediate analysts and junior analysts. The teams are led by our co-chief investment officers John P. Calamos, Sr. and Nick P. Calamos. While day-to-day management of the portfolios is a team effort, the senior strategy analysts, along with our co-chief investment officers, have primary and supervisory responsibility for the portfolios and work with team members to develop and execute the portfolio’s investment program. This team approach allows for valuable contributions from numerous analysts within our company and creates a synergy of expertise that can be applied across many different investment strategies. We also believe that pooling the expertise of our analysts provides for more consistent investment performance over the long term and provides for significant leverage of our investment talent.

Members of our investment team participate in a career track system that helps institutionalize our investment process by immersing many analysts and other team members in our system from early in their careers. Additionally, key members of the investment team participate in the long-term component of our incentive compensation plan. Through this plan, investment team members can share in the overall success of our company. As of year-end 2008, our investment management team included 68 members focused on portfolio management and research, trading, portfolio administration and developing analytical models. To accommodate the diversification and growth of our investment strategies, we intend over the long term to continue hiring investment professionals who can complement and add to our core competencies.

Investment Process

Our investment process combines our insights about economic conditions and broader investment themes with our analysis of individual securities. We use a proprietary, integrated research and monitoring process that leverages our years of experience and application, as well as long-standing principles and current academic research. Risk management is integrated fully throughout all aspects of our investment approach. Our process relies on qualitative research and also employs a variety of quantitative tools.

Our investment process incorporates top-down analysis of the global macroeconomic environment, sectors and (as appropriate) regions and countries. We also identify long-term secular themes that we believe will influence opportunities for decades to come. Our experience has shown that these secular themes provide a powerful tailwind to select companies, particularly during periods of slower economic growth and less hospitable business environments. Our top-down analysis is paired with our comprehensive security research. We first determine the intrinsic value of the company, and then utilize quantitative and qualitative inputs to value the various securities within its capital structure. We believe the thorough understanding of a company from both a debt and equity security perspective allows us to gain a truer understanding of a company’s potential — and its risks. The key steps in this process are:

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

Investment candidates emerge from the intersection of top-down and bottom-up analysis. These securities are vetted more extensively within the context of the overall portfolio. Continual monitoring and risk management analysis is intended to ensure that each portfolio maintains appropriate diversification and risk/reward characteristics.

Moreover, in addition to our allocation of staff and resources to technology, a separate research development team is dedicated solely to investment team needs and projects, reporting directly to our chief operating officer — investments and information technology. We have consistently sought technological advantages to improve the investment process and continue to devote significant resources in this area.

In 2008, our investment portfolios struggled amid a severe loss of confidence in the global financial system. However, we believe that 2008 was an extraordinary period, as systemic risk caused virtually every asset class (other than U.S. Government securities) to significantly decline. Based on our extensive experience investing through more typical market cycles, we remain confident in our process and its ability to create wealth for clients over the long term.

Investment Strategies

The following table describes our investment strategies and corresponding assets under management at December 31, 2008 (in billions).

Equity	$9.5	Invests in a range of global companies of various market capitalization under both growth and value disciplines
Balanced	7.4	Invests in dynamic blend of convertible securities, equities and high yield securities, globally
Convertible .	4.1	Invests primarily in convertible securities
High Yield	1.6	Invests in high yield securities or “junk bonds,” as well as higher-yielding convertible securities
Alternative	1.2	Invests in non-traditional strategies, including market neutral, convertible arbitrage and leveraged equity, among others
Fixed Income	0.2	Invests in U.S. investment-grade bond market, international and high-yield securities, U.S. Government Agency obligations and repurchase agreements collateralized by U.S. Government Agency obligations.

Total	$24.0

Investment Products

We market our investment strategies to our clients through a variety of products designed to suit their individual investment needs. We currently offer four types of investment products that fall into the categories of mutual funds and separate accounts.

Mutual Funds

Mutual funds are pools of funds collected from many investors and include open-end funds and closed-end funds registered under the Investment Company Act of 1940, as amended, as well as our Offshore Funds. We include the Offshore Funds in open-end funds for reporting purposes.

Open-End Funds

At December 31, 2008, we had $13.6 billion of assets under management in open-end funds, representing approximately 57% of our total assets under management. Open-end funds are continually offered and are not listed on an exchange. Open-end funds issue new shares for purchase, unless they are closed to new investors, and redeem shares from those shareholders who sell. The share price for purchases and redemptions of open-end funds is determined by each fund’s net asset value, which is calculated at the end of each business day.

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

In 2008, we introduced a 130/30 equity fund and an evolving world-growth fund. Also, in October 2008, we reopened our convertible fund, which had been closed since 2003. We had closed the fund because we believed doing so was in the best interest of current shareholders, based on our analysis of the supply and demand trends in the convertible market. In 2008, the broad sell-off in the convertible markets created what we believe to be unprecedented opportunities for long-term investors.

As of year-end 2008, we acted as the investment advisor to 15 open-end funds and four Offshore Funds offered to customers primarily through financial intermediaries. We expect to continue to seek opportunities to expand and develop the investment strategies offered in our open-end fund products as market conditions change.

Calamos Advisors manages the strategies of each of the open-end funds with the goal of achieving higher returns than their respective benchmarks over the long term, but with less risk than that of the broad market. To do so, our investment team focuses on maintaining each strategy’s distinct balance between risk and return throughout the full course of the market cycle. The following table provides the assets under management for each open-end fund managed as of December 31, 2008:

	Assets Under
Fund and	Management at
Ticker Symbol	December 31, 2008	Year of
(A Shares)	(in billions)	Inception	Description

Growth CVGRX	$6.7	1990	Seeks long-term capital growth by investing in U.S. equities identifying companies with higher growth relative to peers
Blue Chip CBCAX	0.1	2003	Seeks long-term capital growth by investing in equities of larger, established U.S. companies with balance sheet strength, which can help mitigate downside risk
Value CVAAX	0.1	2002	Seeks long-term capital growth by investing in the equities of U.S. companies that are trading well below their intrinsic values but possess identifiable potential catalysts that can spur them to normal levels
International Growth CIGRX	0.2	2005	Seeks long-term capital growth by targeting securities of non-U.S. companies that demonstrate acceleration in revenue growth, earnings growth and return on capital
Global Equity CAGEX	0.1	2007	Seeks long-term capital growth by investing in global securities of companies with balance sheet strength
Global Growth and Income CVLOX	0.6	1996	Seeks high long-term total return through capital appreciation and current income, while offering a defensive approach to equity exposure by strategically allocating stocks, convertible and fixed-income securities among countries and security types
Multi-Fund Blend CMQAX	n/a	2006	As a fund of three Calamos funds, seeks long-term capital growth and, secondarily, current income by investing in the I shares of the Growth Fund, Global Growth and Income Fund, and Value Fund
Growth and Income CVTRX	3.2	1988	Seeks high long-term total return through growth and current income by allocating investments among equity, convertible and fixed-income securities
130/30 Equity CELSX	0.1	2008	Seeks long-term capital growth by investing approximately 80% of managed assets in U.S. equities and 30% of net assets in short-selling securities
Evolving World Growth CNWGX	0.1	2008	Seeks long-term capital growth by investing in securities of companies based in developing countries or with ties to emerging economies
High Yield CHYDX	0.1	1999	Seeks the highest level of current income obtainable with reasonable risk, with a secondary objective of capital appreciation, by combining higher-yielding fixed income and convertible securities to achieve greater equity sensitivity than a traditional non-convertible fixed income allocation
Total Return Bond CTRAX	0.1	2007	Seeks total return, consistent with preservation of capital, by investing across the broad sectors of the U.S. investment-grade bond market, as well as international and high-yield securities
Convertible (1) CCVIX	0.8	1985	Seeks current income, with a secondary objective of capital growth, by investing in convertible securities issued by U.S. and foreign companies
Market Neutral Income CVSIX	1.2	1990	Seeks high current income consistent with stability of principal by dynamically combining complementary income-producing strategies such as convertible arbitrage and covered call writing
Government Money Market. CGIXX	0.1	2007	Seeks current income, consistent with liquidity and stability of capital, by investing exclusively in U.S. Government Agency obligations and repurchase obligations collateralized by U.S. Government Agency obligations
Calamos Global Funds	0.1	2007	Four offshore funds offered to non U.S. investors, including the Calamos Growth Fund, the Calamos U.S. Opportunities Fund, the Calamos Global Opportunities Fund and the Calamos Global Equity Fund

Total	$13.6

(1)	Re-opened to new investments effective October 8, 2008 after being closed since April 2003.

Closed-End Funds

At December 31, 2008, we had $3.9 billion of assets under management in closed-end funds, representing approximately 16% of our total assets under management. Closed-end funds typically sell a finite number of shares to investors through underwritten public offerings, unlike open-end funds, which continually offer new shares to investors. After the public offerings, investors buy and sell those shares to other investors through an exchange or broker-dealer market.

We introduced our first closed-end fund, Calamos Convertible Opportunities and Income Fund (NYSE: CHI), in 2002. With this fund, we were among the first managers to combine different asset classes in a single closed-end offering, seeking to enhance returns and limit risk. We have since expanded our closed-end fund products and currently act as the investment advisor to five closed-end funds, each of which trades on the New York Stock Exchange.

Each of the Calamos closed-end funds employs leverage in its capital structure. With leverage, we seek to generate additional dividend potential for the common shareholders based on historical differences between short-term and long-term taxable interest rates. Leverage involves borrowing at shorter-term rates and investing the proceeds at longer-term rates of return, which are typically higher. We continually assess our use of leverage because certain market conditions are not conducive to executing this strategy.

Historically, the Funds employed leverage through the issuance of auction rate preferred securities (ARPS), which are long-term, high-quality equity securities with interest rates which are adjusted every seven or 28 days through an auction process. In early 2008, the auction process for the ARPS market ceased to function and the ARPS became illiquid. As a result, potential sellers were not able to liquidate their positions. This problem affected the entire ARPS market and was not unique to the Calamos funds.

We recognized that the lack of liquidity created both uncertainty and frustration for our preferred shareholders. In keeping with our commitment to all of the funds’ shareholders, the closed-end funds redeemed at par the majority of each fund’s outstanding preferred securities with proceeds from various debt-based financing programs. Across our closed-end funds, we redeemed approximately 81% of outstanding ARPS financing. Our ability to refinance all preferred shares with debt was constrained by regulations that require total assets in closed-end funds to be at least three times the amount of debt leverage, which is higher than the asset coverage the fund must maintain when utilizing equity leverage such as preferred shares. We remain committed to seeking financing solutions for our closed-end funds that are consistent with the best interests of all shareholders.

We currently believe that leverage strategies are accretive to the common shareholders of our closed-end funds. In the case of the Calamos closed-end funds, we have utilized three different types of lending facilities, in addition to the remaining ARPS outstanding.

Calamos closed-end funds can be grouped into two broad categories: 1) enhanced fixed income — portfolios positioned to pursue high current income, from income and capital gains; and 2) total return — portfolios positioned to seek current income, with increased emphasis on capital appreciation. Funds in both groups seek to provide a competitive stream of monthly dividends and invest in a variety of asset classes.

	Assets Under
	Management at
	December 31, 2008	Year of
Fund and Ticker	(in billions)	Inception	Description

Convertible Opportunities and Income CHI	$0.6	2002	Enhanced fixed-income oriented. Seeks total return through a combination of capital appreciation and current income by investing in convertible and non-convertible fixed-income securities

Convertible and High Income CHY	0.9	2003	Enhanced fixed-income oriented. Seeks total return through a combination of capital appreciation and current income by investing in convertible and high-yield fixed-income securities

Global Dynamic Income CHW	0.6	2007	Enhanced fixed-income oriented. Seeks total return through high level of current income and capital appreciation by investing in equity and fixed-income securities, and alternative investments around the world

Strategic Total Return CSQ	1.7	2004	Total return oriented. Seeks total return through a combination of capital appreciation and current income by investing in equity, convertible and high-yield fixed-income securities

Global Total Return CGO	0.1	2005	Total return oriented. Seeks total return through a combination of capital appreciation and current income by investing in a globally diversified portfolio of equity, convertible and high-yield fixed-income securities

Total	$3.9

Separate Accounts

Separate accounts are individual portfolios of securities managed to meet clients’ unique needs and include institutional accounts and managed accounts.

Institutional Accounts

At December 31, 2008, we had $3.5 billion of assets under management in institutional accounts, representing approximately 15% of our total assets under management. Institutional accounts are separately managed accounts for certain investors, such as private pension funds, public funds, endowment funds and private investment funds, offered through consultants, broker-dealer intermediaries and directly by us. We have approximately 360 institutional accounts, including commingled funds and sub-advised relationships. Despite the extreme volatility in the markets in 2008, our institutional client base remains healthy.

Our first institutional account mandate was initiated in 1981 for a pension fund account. Since initially offering convertible investment strategies to institutions, we have broadened our mandates to include a variety of investment strategies in other asset classes, such as equity and high yield. We reopened select convertible strategies to new investors in 2008, having identified significant opportunities that we believe are advantageous for both new and existing investors. Due to the broad sell-off in the markets in 2008, the valuations of convertible securities reached what we believe are unprecedented levels of undervaluation. We believe these valuations levels are principally due to sentiment-driven factors and deleveraging by hedge funds and other large investors, rather than fundamental factors. As such, we see the investment environment as offering compelling prospects for our long-term approach.

In recent years, our consultant calling team and business development officers have targeted private pension funds, public funds, endowment funds, banks and insurance companies, and focused on educating institutional prospects about our investment process and performance. Our institutional marketing efforts center on identifying potential new investors, developing relationships with institutional consultants and providing ongoing client service to existing institutional accounts. We focus on growing our institutional business through equity and fixed income mandates, managed under both domestic and global objectives.

Managed Accounts

At December 31, 2008, we had $3.0 billion of assets under management in managed accounts, representing approximately 13% of our total assets under management. Our more than 18,350 managed accounts are individual portfolios of securities offered primarily through 14 national and regional broker-dealer platforms. We first introduced managed accounts through a broker-dealer sponsored platform in 1989. Since initially offering convertible investment strategies to our managed account customers, we have broadened our mandates to include balanced, equity, and high yield investment strategies. We reopened select convertible strategies to new investors in 2008, in response to the opportunities we believe have emerged in the convertible markets.

Other Advisory Services

Wealth Management

At December 31, 2008, we had approximately 555 wealth management clients representing more than $547 million of assets under management, which are reported in their respective underlying investment products. We provide wealth management services, including asset allocation, to high net worth individuals, family offices and foundations. Our wealth management group offers customized asset allocation advice under the guidance of our investment management team. Our individualized services include offering managed portfolios of mutual funds and separate accounts in both taxable and tax-deferred accounts; developing and executing multi-generational investment policies, asset management and income distribution plans; managing retirement, profit sharing and deferred compensation plans; providing asset allocation and investment management for foundations and endowments; and integrating alternative investments into a comprehensive financial plan. Additionally, our wealth strategy professionals are available to consult with clients on a wide variety of issues associated with the accumulation, preservation and transfer of family wealth.

We support our wealth management clients with a dedicated team of relationship managers and client servicing staff. In addition, we have business development officers engaged in cultivating new business opportunities through a national network of high net worth professional advisors, family offices, private foundations and select referral platforms.

Investor Services

Calamos Financial Services offers investment guidance and account support to self-directed investors who hold more than $105 million of Calamos open-end funds. Our investor services center within our headquarters assists investors in answering questions about their accounts and Calamos investment products.

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

Client accounts held at our top ten financial intermediaries represented approximately 59% of our assets under management as of December 31, 2008.

Other Considerations

Technology and Intellectual Property

We consider technology to be a competitive advantage in the investment process. Our investment approach demands tailored outputs for all aspects of the investment process, including risk management, security analysis and trade processing. As a result, our use of in-house developed and third-party technology and software enables customization of systems across our company. Our quantitative investment tools, including our proprietary Calamos Corporate System, or CCS, continue to be enhanced by our separate research development team, which reports to our chief operating officer — investments and information technology. Our internal investment-related systems are geared to the principles that guide our investment process, allowing for a more seamless integration of security analysis, trade processing, accounting and portfolio administration of our more than 18,700 accounts at December 31, 2008. In other areas of our business, where competitive advantages do not exist, such as trade order processing and portfolio accounting, we look to leverage third-party applications or service providers for cost efficiency.

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

The following factors, among others, serve to increase our competitive risks: the financial strength and more comprehensive line of products and services provided by our competitors; consolidation within the investment management industry, which is increasing the size and strength of certain competitors; relatively few barriers to entry, which may increase the number of competitors; and the recruiting of our investment professionals and other employees from us. These and other factors could reduce our earnings and revenues and may have a materially adverse affect on our business.

Regulatory Environment

Virtually all aspects of our businesses are subject to extensive regulation, both with respect to United States laws in connection with our domestic business lines and with respect to certain offshore jurisdictional laws, particularly in Europe, in connection with our international business lines. In the United States, regulations exist at both the federal and state level, as well as by self-regulatory organizations. These laws and regulations are primarily intended to protect investment advisory clients and shareholders of registered investment companies. Under these laws and regulations, agencies that regulate investment advisors have broad administrative powers, including the power to limit, restrict or prohibit an investment advisor from carrying on its business in the event that it fails to comply with such laws and regulations. Possible sanctions that may be imposed include the suspension of individual employees, limitations on engaging in certain lines of business for specified periods of time, revocation of registrations, censures and fines. Calamos Global Funds PLC, an Undertaking for Collective Investment in Transferable Securities, or UCITS, advised by Calamos Advisors is subject to the Irish Financial Services Regulatory Authority.

Calamos Advisors, Calamos Partners and Calamos Wealth Management are registered as investment advisors with the Securities and Exchange Commission, or SEC. As registered advisors, they are subject to the requirements of the Investment Advisers Act, and the SEC’s regulations thereunder, as well as to examination by the SEC’s staff.

The Investment Advisers Act imposes substantive regulation on virtually all aspects of their business and its relationship with its clients. Applicable requirements relate to, among other things, fiduciary duties to clients, engaging in transactions with clients, maintaining an effective compliance program, performance fees, solicitation arrangements, conflicts of interest, advertising, and recordkeeping, reporting and disclosure requirements. Calamos Asset Management is not an investment company; however, the mutual funds Calamos Advisors manages are registered with the SEC under the Investment Company Act. The Investment Company Act imposes additional obligations, including detailed operational requirements for both the funds and their advisor. Moreover, an investment advisor’s contract with a registered fund may be terminated by the fund on not more than 60 days’ notice, and is subject to annual renewal by the fund’s board after an initial two-year term. As discussed below, both the Investment Advisers Act and the Investment Company Act regulate the “assignment” of advisory contracts by the advisor. The SEC is authorized to institute proceedings and impose sanctions for violations of the Investment Advisers Act and the Investment Company Act, ranging from fines and censures to termination of an investment advisor’s registration. The failure of Calamos Advisors, Calamos Partners, Calamos Wealth Management or the registered funds advised by Calamos Advisors to comply with the requirements of the SEC could have a material adverse effect on us.

We are also subject to the federal and state laws affecting corporate governance, including the Sarbanes-Oxley Act of 2002 and rules promulgated by the SEC. In addition, because our Class A Common Stock is listed on the NASDAQ Global Select Market, we are subject to the rules of NASDAQ, including the corporate governance listing standards approved by the SEC.

In its capacity as a broker-dealer, Calamos Financial Services is subject to regulations that cover all aspects of its business, including sales practices, the capital structure of securities firms, recordkeeping and the conduct of directors, officers and employees. Violation of applicable regulations can result in the revocation of broker-dealer licenses, the imposition of censure or fines and the suspension or expulsion of a firm, its officers or employers. Calamos Financial Services also is required to maintain certain minimum net capital.

Under the rules and regulations of the SEC promulgated pursuant to the federal securities laws, Calamos Advisors, Calamos Partners, Calamos Financial Services and Calamos Wealth Management are subject to periodic examination by the SEC. Calamos Financial Services also is subject to periodic examination by the Financial Industry Regulatory Authority or FINRA.

Calamos Advisors is subject to the Employee Retirement Income Security Act of 1974, as amended, or ERISA, and to regulations promulgated there under, insofar as it is a “fiduciary” under ERISA with respect to benefit plan clients. ERISA and applicable provisions of the Internal Revenue Code of 1986, as amended, impose certain duties on persons who are fiduciaries under ERISA, prohibit certain transactions involving ERISA plan clients and provide monetary penalties for violations of these prohibitions. Our failure to comply with these requirements could have a material adverse effect on our business.

Employees

At December 31, 2007 and 2008, we had 430 and 368 full-time employees, respectively. At January 31, 2009, we had 320 full-time employees.

SEC Filings

Our SEC filings are available through the Investor Relations section of our website at http://investors.calamos.com. We encourage our readers to view our SEC filings as well as other important information, including corporate governance documents, press releases, investor presentations, assets under management reports and other documents, on our website.

Item 1A.	Risk Factors

Business Risks

We caution the reader that the following business risks and those risks described elsewhere in this report and our other SEC filings, could cause our actual results to differ materially from expectations stated in our forward-looking statements.

Risks Related to Our Industry

A general or prolonged decline in the prices of securities may lead to a decline in our assets under management, revenues and earnings.

Substantially all of our revenues are determined by the amount of our assets under management. Under our investment advisory contracts with our clients, the investment management fee we receive is typically based on the market value of assets under management. In addition, we receive asset-based distribution and/or service fees with respect to the open-end funds managed by Calamos Advisors pursuant to distribution plans adopted under provisions of Rule 12b-1 under the Investment Company Act. Rule 12b-1 fees typically are based on the market value of our assets under management. Accordingly, a general or prolonged decline in the prices of securities usually has caused (i) our revenues and net income to decline by either causing the value of our assets under management to decrease, which would result in lower investment advisory and Rule 12b-1 fees, or (ii) clients to withdraw funds in favor of investments they perceive to offer greater opportunity or lower risk, which would also result in lower fees. We have also experienced a decline in our assets under management from leverage reductions in our closed-end funds. The securities markets are highly volatile and securities prices may increase or decrease for many reasons beyond our control, including economic and political events and acts of terrorism. Since mid-2008 the financial services industry and the securities markets have been materially and adversely affected by significant declines in the values of nearly all asset classes. The decline in securities prices we are experiencing have materially and adversely affected our revenues, and depending on the severity and duration of current market conditions, the decline could have a further material adverse effect on our earnings.

The increased potential of changes in laws or regulations or in governmental policies due to the state of the economy and the current political climate could limit the sources and amounts of our revenues, increase our costs of doing business, decrease our profitability and materially and adversely affect our business.

Our business is subject to extensive regulation which directly affects our cost of doing business. Industry regulations are designed to protect our clients and investors in our funds and other third parties who deal with us and to ensure the integrity of the financial markets. Most of the regulations to which we are subject are not designed to protect our stockholders. The increased potential of changes in laws or regulations or in governmental policies due to the state of the economy and current political climate could limit the sources and amounts of our revenues, increase our costs of doing business, decrease our profitability and materially and adversely affect our business. Further, our failure to comply with applicable laws or regulations could result in fines, censure, suspensions of personnel or other sanctions, including revocation of our registration as an investment advisor or broker-dealer.

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

Many of these financial institutions have substantially greater resources than we do and may offer a broader range of financial products across more markets. Some operate in a different regulatory environment than we do which may provide certain competitive advantages to their investment products and portfolio structures. We compete primarily based on the availability and objectives of the investment portfolios offered, investment performance, and the scope and quality of investment advice and other client services. Some institutions have proprietary products and distribution channels that make it more difficult for us to compete with them. We believe that competition within the investment management industry has and will increase as a result of the state of the economy, the failure of financial institutions and consolidation and acquisition activity. Most of our investment portfolios have sales or redemption fees, which means that investors may be more willing to invest assets in competing funds.

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

We derive a substantial portion of our revenues from investment management agreements with mutual funds that, as required by law, are generally terminable by the funds’ board of trustees or a vote of the majority of the funds’ outstanding voting securities on not more than 60 days’ written notice. After an initial term, each fund’s investment management agreement must be approved and renewed annually by the independent members of such fund’s board of trustees and, in certain cases, by its stockholders, as required by law. These investment management agreements may be terminated or not renewed for any number of reasons, including investment performance, advisory fee rates and financial market performance. Further, we may not be able to replace terminated or non-renewed agreements on favorable terms. The decrease in revenues that could result from any such termination could have a material adverse effect on our business.

Investors in the open-end funds can redeem their investments in these funds at any time without prior notice, which could adversely affect our earnings.

Open-end fund investors may redeem their investments in those funds at any time without prior notice. In a declining stock market, the pace of mutual fund redemptions could accelerate. Poor performance relative to other asset management firms tends to result in decreased purchases of mutual fund shares and increased redemptions of mutual fund shares. The redemption of investments in mutual funds managed by Calamos Advisors may adversely affect our revenues, which are substantially dependent upon the assets under management in our funds.

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

As of December 31, 2008, the Calamos Interests owned approximately 79% of Calamos Holdings LLC and all of our Class B common stock, representing more than 97% of the combined voting power of all classes of our voting stock. Pursuant to the terms of our second amended and restated certificate of incorporation, Calamos Family Partners, Inc. retains a majority of the combined voting power of our common stock until its ownership interest in Calamos Holdings LLC falls below 15%, at which time all outstanding shares of our Class B common stock automatically will convert into shares of our Class A common stock. Accordingly, as long as Calamos Family Partners, Inc. maintains the requisite ownership interests in our common stock and in Calamos Holdings LLC, they will continue to have the ability to elect all of the members of our board of directors and thereby control our management and affairs, including determinations with respect to acquisitions, dispositions, borrowings, issuances of common stock or other securities, and the declaration and payment of dividends on our common stock. In addition, they will continue to be able to determine the outcome of all matters requiring stockholder approval and will continue to be able to cause or prevent a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. The concentration of ownership could deprive our Class A stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately negatively affect the market price of our Class A common stock. As a result of the control exercised by Calamos Family Partners, Inc., none of our agreements with them and other companies controlled by them are deemed to be negotiated on “arm’s length” terms. However, any such agreements since our initial public offering have been approved in accordance with the Conflict of Interests Policy contained in our second amended and restated certificate of incorporation.

The loss of key executives could have a material adverse affect on our business.

We are dependent on the efforts of John P. Calamos, Sr., our chairman, chief executive officer and co-chief investment officer, and Nick P. Calamos, our senior executive vice president and co-chief investment officer. These executives have been responsible for determining the strategic direction of our business, are integral to our brand and the positive business reputation we enjoy and, having overseen the management of all of our investment portfolios and the research teams responsible for each of our portfolio strategies, have been responsible for the historically strong long-term investment performance that allows us to compete successfully. Although we have employment agreements with John P. Calamos, Sr. and Nick P. Calamos, we cannot assure you that they will continue to act in their positions with us. The loss of the services of either of these key executives may have a material adverse effect on our business.

We depend on third-party distribution channels to market our investment products and access our client base.

The potential investor base for mutual funds and separate accounts is limited, and our ability to distribute mutual funds and access clients for separate accounts is highly dependent on access to the retail distribution systems and client bases of national and regional securities firms, banks, insurance companies, defined contribution plan administrators and other intermediaries, which generally offer competing internally and externally managed investment products. For open-end funds, such intermediaries are paid for their services to fund shareholders, in part, through Rule 12b-1 fees and/or upfront commission payments by us, for which we receive Rule 12b-1 payments in the future. Those future payments allow us to pay or help us recover payments to selling firms. Access to such distribution systems and client bases is substantially dependent upon our ability to charge Rule 12b-1 fees to our funds. Our institutional separate account business depends on referrals from financial planners and other professional advisors, as well as from our existing clients. We cannot assure you that these channels and client bases will continue to be accessible to us. The inability to have such access could have a material adverse effect on our assets under management and ultimately our earnings.

As of December 31, 2008, a majority of our assets under management were attributable to accounts that we accessed through third-party intermediaries. These intermediaries generally may terminate their relationships with us on short notice. While we continue to diversify and add new distribution channels for mutual funds and managed accounts and a significant portion of the growth in our assets under management in recent years has been accessed through intermediaries, the unprecedented market conditions have resulted in a consolidation of and elimination of some financial service companies. The loss of any of the distribution channels afforded by these intermediaries, and the inability to access clients through new distribution channels, could decrease our assets under management and adversely affect our results of operations and growth potential. In addition, in the case of managed accounts offered through intermediaries to their customers, such intermediaries may reduce the fees that they remit to us as part of the arrangements they have with us. A substantial reduction in fees received from third-party intermediaries could have a material adverse affect on our business.

Our ability to operate our company effectively could be impaired if we are unable to attract and retain qualified personnel.

Our investment management business depends on the expertise of our personnel and their ability to work together as an effective team. Our future success depends, to a substantial degree, on our ability to attract and retain qualified personnel. For example, we may need to add investment professionals if we further diversify our investment products and strategies. Competition for employees with the necessary qualifications is intense and we may not be successful in our efforts to recruit and retain the required personnel.

We cannot guarantee that our compensation methods will allow us to recruit and retain the required personnel we need. In particular, the use of equity compensation may be ineffective if the market price of our Class A common stock declines. Further, we may be required to increase compensation, which would decrease our net income. The inability to recruit and retain qualified personnel could affect our ability to provide an acceptable level of service to our clients and funds and our ability to attract new clients and investors in our funds, each of which could have a material adverse effect on our business.

We derive a substantial portion of our revenues from a limited number of our products.

As of December 31, 2008, 28% of our assets under management were concentrated in the Calamos Growth Fund, and 35% of our investment management fees were attributable to that fund. As a result, our operating results are particularly exposed to the performance of that fund and our ability to minimize redemptions from and maintain assets under management in that fund. Further, given the size and prominence of the Growth Fund within our company, the performance of the Growth Fund may also indirectly affect the net purchases and redemptions in our other products, which in turn may negatively affect our operating results.

We also may close funds and investment strategies to new investors, which could inhibit our growth and could lead to redemptions by existing investors, and could thereby cause a decrease in our revenues.

We are dependent on Calamos Holdings LLC to distribute cash to us in amounts sufficient to pay our tax liabilities and other expenses.

We are a holding company, and our ownership in Calamos Holdings LLC is our primary asset. We have limited independent means of generating revenues. Calamos Holdings LLC is treated as a partnership for U.S. federal income tax purposes and, as such, is not itself subject to U.S. federal income tax. Instead, its taxable income is allocated on a pro rata basis to Calamos Asset Management, Inc., and the Calamos Interests. Accordingly, we incur income taxes on our proportionate share of any net taxable income of Calamos Holdings LLC, and also incur expenses related to our operations. As the sole manager, we caused and in the future intend to cause Calamos Holdings LLC to distribute cash to its members to the extent necessary to cover their tax liabilities, if any. To the extent we need funds to pay such taxes, or for any other purpose, and Calamos Holdings LLC is unable to provide such funds, it could have a material adverse effect on our business, financial condition or results of operations.

We intend to pay regular dividends to our stockholders, but our ability to do so is subject to the discretion of our board of directors and may be limited by our holding company structure and applicable provisions of Delaware law.

To date, we have paid a cash dividend each quarter and intend to continue to pay dividends on a quarterly basis. However, we reduced our third and fourth quarter dividend of 2008 due to the effect of market conditions on our business. Our board of directors has and in the future may, in its discretion, decrease the level of dividends. Our board of directors also has discretion to discontinue the payment of dividends entirely. The ability of Calamos Holdings LLC to make distributions is subject to its operating results, cash requirements and financial condition, the applicable laws of the State of Delaware (which may limit the amount of funds available for distribution to its members), its compliance with covenants and financial ratios related to distribution restrictions and, among other items, to existing or future indebtedness, including its existing senior unsecured notes, and its other agreements with third parties. If, as a consequence of these various limitations and restrictions, we are unable to generate sufficient distributions from our business, we may not be able to make or may have to reduce or eliminate the payment of dividends on our shares.

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

We have developed our reputation through excellent client services, strong long-term risk-adjusted investment performance, comprehensive product offerings, superior distribution and a stalwart brand image. The Calamos name and brand are valuable assets and any damage to either could hamper our ability to attract and retain clients and employees, thereby having a material adverse effect on our revenues and net income. Risks to our reputation may range from regulatory issues to unsubstantiated accusations and managing such matters may be expensive, time-consuming and difficult.

Improper disclosure of personal data could result in liability and harm our reputation.

We store and process personal client information. It is possible that our security controls, training and other processes over personal data may not prevent the improper disclosure of client information. Such disclosure could harm our reputation as well and subject us to liability, resulting in increased costs or loss of revenue.

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

Future sales of our Class A common stock in the public market could lower our stock price, and any additional capital raised by us through the sale of equity or convertible securities may dilute our stockholders’ ownership in us.

We may sell additional shares of Class A common stock in subsequent public offerings. We also may issue additional shares of Class A common stock or convertible debt securities. As of December 31, 2008, we had 19,497,687 outstanding shares of Class A common stock.

In addition, members of the Calamos family and trusts for their benefit own, individually and/or through their combined ownership of Calamos Family Partners, Inc., 78.7% of Calamos Holdings LLC. Our second amended and restated certificate of incorporation provides for the exchange of ownership interests in Calamos Holdings LLC (other than those held by us) for shares of our Class A common stock. Subject to certain selling restrictions, Calamos family members and their trusts could from time to time and for any reason exchange their ownership interests in Calamos Holdings LLC for shares of our Class A common stock and sell any or all of those shares.

The Calamos Interests are party to a registration rights agreement with us. Under that agreement, the Calamos Interests have the right to require us to effect the registration of shares of our Class A common stock that the Calamos Interests could acquire upon conversion of their Class B common shares or exchange of their ownership interests in Calamos Holdings LLC.

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

The Calamos family’s beneficial ownership of our Class B common stock, as well as anti-takeover provisions in our second amended and restated certificate of incorporation and bylaws, could discourage a change of control that our stockholders may favor, which could negatively affect our stock price.

Members of the Calamos family and trusts for their benefit beneficially own all outstanding shares of our Class B common stock. As a result, Calamos family members are able to exercise control over all matters requiring the approval of our stockholders and would be able to prevent a change in control of our company. In addition, provisions in our second amended and restated certificate of incorporation and bylaws may make it more difficult and expensive for a third party to acquire control of us even if a change of control would be beneficial to the interests of our stockholders. For example, our second amended and restated certificate of incorporation authorizes the issuance of preferred stock that could be issued by our board of directors to thwart a takeover attempt. The market price of our Class A common stock could be adversely affected to the extent that the Calamos family’s control over us, as well as provisions of our second amended and restated certificate of incorporation and bylaws, discourage potential takeover attempts that our stockholders may favor.

If the Internal Revenue Service disallows all or any portion of the tax amortization deduction allocated to the company in association with the section 754 election made by Calamos Holdings LLC, such action could have a material adverse effect on our business.

Calamos Holdings LLC made an election under section 754 of the Internal Revenue Code of 1986, as amended (a “section 754 election”). As a result of the section 754 election, Calamos Holdings LLC increased the company’s proportionate share of the tax basis of the assets of Calamos Holdings LLC to reflect the purchase price paid by the company for its interest in Calamos Holdings LLC. For federal income tax purposes, Calamos Holdings LLC is treated as a partnership and, based upon a third party valuation, its primary intangible assets include investment management contracts and distribution agreements. Based on an opinion of counsel, these types of customer-based intangibles should be amortizable intangibles for federal income tax purposes. Therefore, Calamos Holdings LLC allocated increased tax amortization deductions to the company, which reduced the company’s share of taxable income. However, if the Internal Revenue Service were to disallow all or any portion of the tax amortization deductions allocated to the company, based on the valuation or allocation or purchase price related to the section 754 election, such action could have a material adverse effect on our business. The Internal Revenue Service completed its audit of Calamos Holdings LLC for its 2004 tax year and has proposed certain adjustments as more fully described in note 14 of the consolidated financial statements. Such adjustments do not relate to the section 754 election and we anticipate that the audit and the 2004 tax year will ultimately be closed without an adjustment to the election.

The inability for Calamos Holdings LLC to maintain compliance with its financial covenants could have a material adverse effect on our Company.

Calamos Holdings LLC currently has $125 million of aggregate principal amount of senior unsecured notes outstanding. Note purchase agreements between Calamos Holdings and its noteholders govern the terms of the unsecured notes. Under these agreements, Calamos Holdings LLC must maintain certain consolidated net worth, leverage and interest coverage ratios. The note purchase agreements also contain other covenants that, among other provisions, restricts the ability of Calamos Holdings’ subsidiaries to incur debt and restricts the ability of Calamos Holdings or its subsidiaries to make distributions, create liens and to merge or to consolidate, or sell or convey all or substantially all of Calamos Holdings’ assets. In December 2008, Calamos Holdings LLC prepaid $400 million of its unsecured debt and entered into amendments to the note purchase agreements. The amendments revised several of the existing financial covenants and also added additional covenants, including an investment coverage ratio requirement, certain limitations on distributions and redemption of equity interests and an interest rate adjustment provision. The inability of Calamos Holdings to maintain compliance with any of these covenants could lead to an event of default and result in various remedies to the noteholders including the acceleration of all the notes outstanding and the payment of a make whole amount. In such an event, our liquidity and results from operations would be negatively impacted.

Significant changes in market conditions and the economy may require a modification to our business plan.

Our revenues are primarily driven by assets under management and declines in the financial markets will directly and negatively affect our investment advisory fee revenues as well as our non-operating income and net income. As such, significant changes in market conditions and the economy may require a modification to our business plan. Modification to our business plan may include: the reopening or elimination of product offerings or efforts, realignment of sales and marketing resources to adapt to changing market demand and the changing competitive landscape, and the implementation of expense control measures, inclusive of staff reductions, to streamline our infrastructure and reduce capital expenditures.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal executive offices are located at 2020 Calamos Court, Naperville, Illinois 60563, where we occupy approximately 151,000 square feet of space under lease agreements with subsidiaries of Calamos Property Holdings LLC, which is owned by the stockholders of Calamos Family Partners, Inc. We have approximately 58,000 square feet of additional office space at different locations in Naperville, Illinois under separate lease agreements with subsidiaries of Calamos Property Holdings LLC.

Item 3.	Legal Proceedings

In the normal course of business, we may be subject to various legal proceedings from time to time. Currently, there are no material legal proceedings pending against us.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A common stock ($0.01 par value) trades on the NASDAQ Global Select Market under the symbol “CLMS.” There is no public market for our Class B common stock ($0.01 par value).

The high and low trade price information for Class A common stock and dividends per share for each class of common stock for 2008 and 2007 were:

	Market Price Range				Cash Dividends
	2008		2007		per Share
	High	Low	High	Low	2008	2007

First Quarter	$29.67	$14.46	$28.75	$21.89	$0.11	$0.11
Second Quarter	$23.28	$14.69	$26.31	$21.98	$0.11	$0.11
Third Quarter	$24.00	$13.13	$28.53	$20.08	$0.11	$0.11
Fourth Quarter	$19.43	$2.55	$34.61	$25.88	$0.055	$0.11

On February 25, 2009, there were approximately 61 holders of record of our outstanding Class A common stock and one holder of record of our outstanding Class B common stock. Shares of our Class A common stock are primarily held in “street name” through various brokers.

Calamos Asset Management, Inc. expects to declare and pay quarterly cash dividends during 2009.

Equity Compensation Plan Information
As of December 31, 2008

Number of Securities
Remaining Available
for Future Issuance
	Number of Securities	Weighted-Average	Under Equity
	to be Issued upon	Exercise Price of	Compensation plans
	Exercise of	Outstanding	(Excluding
	Outstanding options,	options, Warrants	Securities Reflected
	Warrants and Rights	and Rights	in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders:
Stock options	2,588,326	$24.01	N/A (1)
Restricted stock units	1,043,081	—	N/A (1)
Equity compensation plans not approved by security holders	—	—	—

Total	3,631,407	$17.11	5,657,541 (1)

(1)	A combined total of 10,000,000 shares of Calamos Asset Management, Inc.’s common stock may be issued under the stock option and restricted stock unit plans. During the twelve months ended December 31, 2008, 2007 and 2006, 246,204 shares, 231,249 shares and 233,599 shares, respectively, were exercised under the restricted stock unit plan.

The following graph compares the percentage change in cumulative shareholder return on the company’s common stock with the Standard & Poor’s 500 Index and SNL Asset Manager Index since October 28, 2004 (assuming a $100 investment on October 28, 2004, and the reinvestment of any dividends).

Performance Graph

Total Return Performance

	Period Ending
Index	10/28/04	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Calamos Asset Management, Inc.	100.00	135.54	159.57	137.76	155.42	39.56

SNL Asset Manager	100.00	114.57	145.71	168.98	192.36	91.42

S&P 500	100.00	107.85	113.15	131.02	138.22	87.08

Item 6.	Selected Financial Data

The following tables set forth our selected historical consolidated financial and other data, as well as financial and other data for our predecessor, Calamos Family Partners, Inc. for the period indicated. The selected historical consolidated income statement data for the period January 1, 2004 to November 1, 2004 has been derived from the audited consolidated financial statements of Calamos Family Partners, Inc. (formerly known as Calamos Holdings, Inc.).

Calamos Family Partners, Inc. operated as an S corporation through November 1, 2004 and was not subject to U.S. federal and certain state income taxes. Beginning November 2, 2004, we have been subject to U.S. federal and certain state and local income taxes applicable to C corporations.

You should read the following selected historical consolidated financial and other data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the historical consolidated financial statements and related notes, all included elsewhere in this Annual Report on Form 10-K.

								Pro Forma
								Combined
	Year Ended December 31,				Nov. 2 to	Jan. 1 to		Year Ended
(in thousands, except share data)	2008	2007	2006	2005	Dec. 31, 2004	Nov. 1, 2004		2004
						(Predecessor)

Income Statement Data:
Revenues
Investment management fees	$274,174	$325,395	$329,383	$284,951	$41,787	$168,938		$210,725
Distribution and underwriting fees	114,023	143,994	151,760	129,250	19,350	79,578		98,928
Other	3,392	4,088	4,029	3,366	633	1,861		2,494

Total revenues	391,589	473,477	485,172	417,567	61,770	250,377		312,147
Operating expenses
Employee compensation and benefits	74,483	91,039	73,382	61,029	12,537	53,170		65,707
Distribution and underwriting expenses	84,884	104,227	100,935	79,446	11,040	39,517		50,557
Amortization of deferred sales commissions	23,417	27,249	32,924	31,431	5,109	24,315		29,424
Marketing and sales promotion	11,908	40,833	15,631	14,738	2,263	16,881		19,144
General and administrative	37,800	37,036	31,272	24,829	2,587	11,258		13,845

Total operating expenses	232,492	300,384	254,144	211,473	33,536	145,141		178,677

Operating income	159,097	173,093	231,028	206,094	28,234	105,236		133,470
Non-operating income (loss)	(291,899)	29,901	12,381	5,761	1,016	(1,487)		(471)

Income (loss) before minority interest in Calamos Holdings LLC and income taxes	(132,802)	202,994	243,409	211,855	29,250	103,749		132,999
Minority interest in Calamos Holdings LLC	(104,494)	156,583	186,631	163,009	22,609	—		22,609

Income (loss) before income taxes	(28,308)	46,411	56,778	48,846	6,641	103,749		110,390
Income taxes	(3,787)	18,666	22,770	19,624	2,649	1,567		4,216

Net income (loss)	$(24,521)	$27,745	$34,008	$29,222	$3,992	$102,182		$106,174

Earnings (loss) per share
Basic	$(1.24)	$1.24	$1.47	$1.27	$0.18	$1.06
Diluted(1)	$(1.24)	$1.22	$1.45	$1.26	$0.17	$1.06
Weighted average shares outstanding
Basic	19,752,972	22,297,170	23,161,998	23,000,100	22,700,100	96,800,000	(2)
Diluted(1)	97,449,228	99,760,872	100,805,030	100,625,824	100,491,409	96,800,000

	As of December 31,
	2008	2007	2006	2005	2004

Balance Sheet Data (in thousands):
Cash and cash equivalents	$59,425	$108,441	$328,841	$210,469	$149,315
Investment securities	187,443	535,476	142,675	128,265	90,444
Partnership investments and offshore funds	28,471	353,004	86,846	79,662	60,506
Total assets	475,873	1,217,672	791,788	665,309	516,445
Long-term debt	125,000	525,000	150,000	150,000	150,000
Total liabilities	164,826	602,553	208,848	205,292	191,335
Minority interests	160,274	401,382	368,363	273,883	166,616
Total stockholders’ equity	150,773	213,737	214,577	186,134	158,494
Assets Under Management (in millions):
Mutual funds	17,498	34,835	33,704	32,244	27,275
Separate accounts	6,542	11,373	11,021	11,561	10,700

Total assets under management	$24,040	$46,208	$44,725	$43,805	$37,975

(1)	In calculating diluted earnings per share for 2007, 2006, 2005 and for the period November 2, 2004 to December 31, 2004, the effective tax rates of 40.2%, 40.1%, 40.2% and 39.9%, respectively, were applied to income (losses) before minority interest in Calamos Holdings LLC and income taxes. Diluted shares outstanding for the periods after November 1, 2004 are calculated (a) assuming the Calamos Interests exchanged all of their membership units in Calamos Holdings LLC for shares of the Company’s Class A common stock on a one-for-one basis and (b) including the effect of outstanding restricted stock unit and option awards. Because the Company generated a loss in 2008, diluted per share results equal basic per share results as the economic impact of the Calamos Interests’ exchange and the effect of stock-based compensation results in anti-dilution.

(2)	Basic shares for the period January 1, 2004 through November 2, 2004 reflect the 96,800,000 membership units existing after giving effect to the formation transaction, whereby on October 15, 2004, Calamos Family Partners, Inc. contributed all of its assets and liabilities, including all equity interest in its wholly owned subsidiaries, to Calamos Holdings LLC in exchange for 96,800,000 membership units of Calamos Holdings LLC.

Item 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operation

We provide investment advisory services to institutions and individuals, managing $24.0 billion in client assets at December 31, 2008 through a variety of investment products designed to suit their investment needs.

Assets Under Management

Our operating results fluctuate primarily due to changes in the total value and composition of our assets under management. The following table details our assets under management, based on the four types of investment product types we offer in the mutual fund and separate account categories, at December 31, 2008, 2007 and 2006.

(in millions)	2008	2007	2006

Mutual Funds
Open-end funds	$13,594	$27,434	$27,303
Closed-end funds	3,904	7,401	6,401

Total mutual funds	17,498	34,835	33,704

Separate Accounts
Institutional accounts	3,483	5,193	5,203
Managed accounts	3,059	6,180	5,818

Total separate accounts	6,542	11,373	11,021

Total assets under management	$24,040	$46,208	$44,725

In order to increase our assets under management and expand our business, we must develop and market investment products that suit the individual investment needs of our target clients — investors seeking superior risk-adjusted returns over the long term. The value and composition of our assets under management and our ability to continue to attract clients will depend on a variety of factors, including, among other things:

•	purchases and redemptions of shares of the open-end funds and other investment products;

•	the amount of non-reinvested capital gain distributions;

•	fluctuations in the financial markets around the world that result in appreciation or depreciation of assets under management;

•	the use of leverage within the closed-end funds;

•	our ability to educate our target clients about our investment philosophy and provide them with best-in-class service;

•	the relative investment performance of our investment products as compared to competing offerings and market indices;

•	competitive conditions in the mutual fund, asset management and broader financial services sectors;

•	investor sentiment and confidence; and

•	our introduction of new investment strategies and products and our decision to close strategies when deemed in the best interests of our clients.

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

In 2007, we established Calamos Global Funds PLC, also referred to as Offshore Funds, which is included in open-end funds for reporting purposes.

Closed-End Funds.  Closed-end funds typically sell a finite number of shares to investors through underwritten public offerings. After the public offerings, investors buy closed-end fund shares from, and sell those shares to, other investors through an exchange or broker-dealer market. All of the closed-end funds that we manage currently use leverage by issuing preferred securities, as well as more traditional bank financing, which increase their total assets. Assets under management in closed-end funds vary due to the amount of assets raised in underwritten public offerings, the amount of leverage utilized and market appreciation or depreciation. Our revenues from closed-end funds are derived from the investment management fees on the assets that we manage. In addition, in a typical underwritten public offering, investors are charged a 4.5% commission by the selling firms. We do not receive or pay commissions in connection with sales of closed-end fund shares, although we may pay asset-based distribution and service fees, as well as one-time distribution and service fees to underwriters for underwriting public offerings of closed-end funds.

Separate Accounts

Separate accounts include institutional accounts and managed accounts for high net worth investors. Fund flows into and out of such accounts, which we refer to as purchases and redemptions, affect our level of assets under management. Assets under management from these accounts also vary as a result of market appreciation and depreciation. Our revenues from separate accounts are derived from investment management fees that we charge, including performance-based fees where applicable. Provided below is a brief differentiation of these accounts:

•	Institutional accounts are separately managed accounts for institutional investors, such as public and private pension funds, public funds, endowment funds and private investment funds, and are offered directly by us through institutional consultants and through national and regional broker-dealers.

•	Managed accounts are separately managed accounts for high net worth investors offered primarily through national and regional broker-dealers.

Revenues

Our revenues are substantially comprised of investment management fees earned under contracts with the mutual funds and separate accounts managed by us. The distribution of assets under management among our investment products also will have an impact on our investment management fees, as some products carry different fees than others. Investment management fees may fluctuate based on a number of factors, including the following:

•	total value and composition of our assets under management;

•	the amount of non-reinvested capital gain distributions;

•	market appreciation or depreciation;

•	the use of leverage within our products;

•	investment performance relative to benchmarks and competitors;

•	level of net purchases and redemptions, which represent the sum of new client assets, additional funding from existing clients, withdrawals of assets from and termination of client accounts, and purchases and redemptions of mutual fund shares;

•	a determination by the independent trustees of the mutual funds to terminate or significantly alter the funds’ investment management agreements with us; and

•	increased competition.

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

Investment Management Fees

Investment management fees that we receive from mutual funds for which we act as investment advisor are computed monthly on an average daily net asset value basis. Investment management fees that we earn on separate accounts for which we act as investment advisor are computed quarterly, either in advance or in arrears, based on the assets under management balance at the beginning or end of the quarterly period. We recognize the revenues derived from these fees over the period during which we render investment advisory services.

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

Other Revenues

Other revenues consist primarily of portfolio accounting fees, which are contractual payments calculated as a percentage of combined assets of the mutual funds for financial accounting services, such as expense accruals and tax calculations. The fees were calculated based on the average daily assets of the open-end and closed-end funds.

Operating Expenses

Our operating expenses, which consist of employee compensation and benefits, distribution and underwriting expenses, amortization of deferred sales commissions, marketing and sales promotion expenses, and general and administrative expenses, fluctuate due to a number of factors, including the following:

•	variations in the level of total compensation expense due to, among other things, incentive compensation, changes in our employee count and mix, and competitive factors;

•	changes in distribution and underwriting expense as a result of fluctuations in mutual fund sales, level of redemptions and market appreciation or depreciation of assets under management;

•	the amount of Rule 12b-1 distribution and/or service fees that we receive, as well as our continued ability to receive those fees in the future, which would affect the amortization expenses associated with the receipt of these fees;

•	changes in the level of our marketing and promotion expenses in response to market conditions, including our efforts to further penetrate our existing distribution channels; and

•	expenses and capital costs, such as technology assets, depreciation, amortization, and research and development, incurred to maintain and enhance our administrative and operating services infrastructure.

We have and will continue to monitor our level of expenses relative to business income and make adjustments as appropriate.

Employee Compensation and Benefits

Employee compensation and benefits expense includes salaries, incentive compensation, and related benefits costs. Employee compensation and benefits are benchmarked against industry compensation standards. In order to attract and retain qualified personnel, we must maintain competitive employee compensation and benefits. In normal circumstances, as we grow, we expect to experience a general rise in employee compensation and benefits expenses over the long term.

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

Other Operating Expenses

Other operating expenses include marketing and sales promotion expenses and general and administrative expenses. Marketing and sales promotion expenses generally vary based on the type and level of marketing, educational, sales or other programs in operation and include closed-end fund marketing costs and ongoing and one-time payments to broker-dealers. In addition, as the open-end mutual funds that we manage have grown in size and recognition over time and in normal circumstances, we have become subject to supplemental compensation payments to third-party selling agents, which are a component of marketing and sales promotion expense. We expect supplemental compensation payments to fluctuate with changes in assets under management. In connection with closed-end funds, we make fee payments to certain underwriters for distribution, consulting and/or support services rendered during or after the offering period of each closed-end fund. These fees are based on contractual agreements with underwriting firms and are either paid over time based on the average daily net assets of such funds or are paid at the close of the offering period based on the amount of assets raised during the offering. General and administrative expenses primarily include occupancy-related costs, depreciation and professional and business services and generally increase and decrease in relative proportion to the number of employees retained by us and the overall size and scale of our business operations.

Impact of Distribution and Underwriting Activities

In order to gather assets under management, we engage in distribution and underwriting activities, principally with respect to our family of open-end mutual funds. Generally accepted accounting principles require that we present distribution fees earned by us as revenues and distribution fees paid to selling firms and the amortization of deferred sales commissions as expenses in the consolidated statements of operations. However, when analyzing our business, we consider the result of these distribution activities as a net amount of revenue as they are typically a result of a single open-end mutual fund share purchase. Hence, the result of presenting this information in accordance with generally accepted accounting principles is a reduction to our overall operating margin, as the margin on distribution activities is generally lower than the margins on the remainder of our business. The following table summarizes the net distribution fee margin for the years ended December 31, 2008 and 2007:

	2008	2007

Distribution and underwriting fees	$114,023	$143,994
Distribution and underwriting expense	(84,884)	(104,227)
Amortization of deferred sales commissions	(23,417)	(27,249)

Net distribution fees	$5,722	$12,518
Net distribution fee margin	5%	9%

Net distribution fee margin varies by share class because each share class has different distribution and underwriting activities, which are described below.

Class A shares represented $7.8 billion of our assets under management as of December 31, 2008. These shares provide for a front-end sales charge at the time of investment. The sales charge is equal to a maximum of 4.75% of the amount invested. We retain an underwriting fee representing a portion of this sales charge and pay any remaining amounts to the selling firm. We retained underwriting fees of $1.7 million for the year ended December 31, 2008. We receive Rule 12b-1 distribution and service fees on Class A shares at a rate of 0.25% of Class A share assets under management and record these fees as distribution and underwriting fee revenue. These fees are generally offset by a 0.25% fee paid to third-party selling agents that is recorded as a distribution expense. For the year ended December 31, 2008, we received Class A share Rule 12b-1 fees of $33.7 million. For the same period, we made Class A share Rule 12b-1 payments to selling firms of $31.0 million.

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

Class B shares represented $1.1 billion of our assets under management as of December 31, 2008. Investors in Class B shares do not pay a sales charge at the time of investment; instead, we pay an upfront commission equal to 4.0% of the amount invested directly to the selling firm when the investment is made. This advanced payment is capitalized as a deferred sales commission asset when paid and is amortized on a straight-line basis over eight years. For the year ended December 31, 2008, we made Class B share commission payments to selling firms of $2.4 million. If the investor redeems shares within the first six years of investment, we receive a contingent deferred sales charge, often referred to as a CDSC, of between 5.0% (during the first year) declining to 1.0% (during the sixth year) of the lesser of the redemption price or purchase price. For the year ended December 31, 2008, we received Class B share CDSC payments of $4.5 million.

We receive Rule 12b-1 fees on Class B shares at the rate of 1.0% of Class B share assets under management (consisting of a 0.75% distribution fee and a 0.25% service fee) and record these fees as distribution and underwriting fee revenue. We make Rule 12b-1 service fee payments to the selling firm at a rate of 0.25% of Class B share assets under management and record these payments as a distribution expense. We retain a 0.75% distribution fee to help us recover the upfront commissions that we paid to the selling firm. Rule 12b-1 payments continue for eight years, at which point Class B shares automatically convert into Class A shares. For the year ended December 31, 2008, we received Class B share Rule 12b-1 fees of $18.0 million. For the same period, we made Class B share Rule 12b-1 payments to selling firms of $4.5 million.

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

Class C shares represented $3.5 billion of our assets under management as of December 31, 2008. Investors in Class C shares do not pay a sales charge at the time of investment; instead, we pay an upfront commission equal to 1.0% of the amount invested directly to the selling firm when the investment is made. This advanced payment is capitalized as a deferred sales commission asset when paid and is amortized on a straight-line basis over 12 months. For the year ended December 31, 2008, we made commission payments to selling firms of $5.0 million. If the investor redeems Class C shares within one year of investment, we receive from the proceeds of the sale a CDSC equal to 1.0% of the lesser of the redemption price or purchase price. For the year ended December 31, 2008, we received Class C share CDSC payments of $0.8 million.

We receive Rule 12b-1 fees on Class C shares at the rate of 1.0% of Class C share assets under management (consisting of a 0.75% distribution fee and a 0.25% service fee) and record these fees as distribution and underwriting fee revenue. We make Class C share Rule 12b-1 distribution and service fee payments to the selling firm beginning in the second year following the sale at the rate of 1.0% of Class C share assets under management and record these payments as a distribution expense. For the year ended December 31, 2008 we received Class C share 12b-1 fees of $55.2 million. For the same period, we made Class C share Rule 12b-1 payments to selling firms of $49.0 million.

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

Class I shares represented $1.1 billion of our assets under management as of December 31, 2008. These shares do not provide for a front-end sales charge or Rule 12b-1 fees and are generally offered to individual and institutional investors making initial investments of $1 million or more; therefore, no distribution fee margin exists for this share class.

Class R shares were introduced in the first quarter of 2007 for purchase through certain tax-exempt retirement plans held in plan level or omnibus accounts and represented $6.2 million of our assets under management as of December 31, 2008. Investors in Class R shares do not pay a front-end sales charge at the time of investment. We receive Rule 12b-1 fees on Class R shares at a rate of 0.50% of Class R share assets under management and record these fees as distribution and underwriting fee revenue. These fees are generally offset by a 0.50% fee paid to third party selling agents that is recorded as a distribution expense. For the year ended December 31, 2008, the Class R share 12b-1 fees that we received and the Class R share Rule 12b-1 payments that we made to selling firms were insignificant.

Class X shares were introduced in the fourth quarter of 2007 and represented $36.7 million of our assets under management as of December 31, 2008. These shares do not provide for a front-end sales charge or Rule 12b-1 fees and are generally offered to individual and institutional investors making initial investments of $10 million or more; therefore, no distribution fee margin exists for this share class. Currently, these shares are available only through our Calamos Global Funds to foreign investors.

The net distribution fee margin varies by share class so the mix of Class A, Class B, Class C and Class R share sales and assets affects the overall net distribution fee margin. The Class A share margin is significantly greater than the Class B, Class C and Class R margins; therefore, we expect that our net distribution fee margin will continue to decline and negatively impact our operating margins.

Non-Operating Income (Loss)

Non-operating income (loss) represents net investment gains or losses from a portion of our investment portfolio and from the limited partnerships that we consolidate, net of minority interest in those partnerships, as well as capital gain distributions, dividends and net interest income or expense. As we continue to invest a significant portion of our operating cash inflow into investment securities, we expect that the impact of non-operating income (loss) will continue to be significant in future periods. For more information, see “Liquidity and Capital Resources.”

Minority Interest

Minority Interest in Calamos Holdings LLC

As sole manager of Calamos Holdings LLC, we consolidate the financial results of Calamos Holdings LLC with ours. In light of Calamos Family Partners, Inc. and John P. Calamos, Sr.’s collective ownership of approximately 79% in Calamos Holdings LLC as of December 31, 2008 and 2007, we reflect their ownership as a minority interest in our consolidated statements of financial condition and consolidated statements of operations. As a result, outstanding shares of our Class A common stock represent approximately 21% of the outstanding ownership of Calamos Holdings LLC for the years ended December 31, 2008 and 2007.

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

Income is allocated to minority interests based on the average ownership interest during the period in which the income is earned. As a result, our income before income taxes, excluding Calamos Family Partners, Inc. and John P. Calamos, Sr.’s minority interest, represent approximately 21% and 22% of Calamos Holdings LLC’s net income for the years ended December 31, 2008 and 2007, respectively. Income before minority interest in Calamos Holdings LLC and income taxes includes investment and dividend income earned on cash and cash equivalents and investments held solely by Calamos Asset Management, Inc. during the same period. This investment income is not reduced by any minority interest; therefore, the resulting minority interest is less than 79% and 78% for the years ended December 31, 2008 and 2007, respectively. We expect that as we generate and invest cash held solely by Calamos Asset Management, Inc. the minority interest will continue to decline as a percentage of income before minority interest in Calamos Holdings LLC and income taxes.

Minority Interest in Partnership Investments and Offshore Funds

Calamos Partners LLC is the general partner of Calamos Market Neutral Opportunities Fund LP and was the general partner of Calamos Equity Opportunities Fund LP, private investment partnerships. At December 31, 2008, we and our affiliates had 91% and 3% interests in Calamos Market Neutral Opportunities Fund LP, respectively (94% combined). At December 31, 2007, we and our affiliates had 97% and 1% interests in Calamos Market Neutral Opportunities Fund LP, respectively (98% combined). During the second quarter of 2008, Calamos Equity

Opportunities Fund LP was liquidated. At December 31, 2007, we and our affiliates had 44% and 54% interests in Calamos Equity Opportunities Fund LP, respectively (98% combined).

During 2008 and 2007, we consolidated the financial results of these partnerships into our results. The combined interests of the investments in these partnerships not owned by us are presented as minority interest in partnership investments and offshore funds in our financial statements.

In the fourth quarter of 2007, we established Calamos Global Funds PLC (Offshore Funds), which is comprised of four Ireland-based offshore mutual funds. Until December 2008, we owned a majority of the Offshore Funds and consolidated its results with ours. However, we no longer own a majority of the Offshore Funds , and therefore, we no longer consolidate the financial results of the Offshore Funds into our results. At December 31, 2008 and 2007, we had 30% and 100% interests in the Offshore Funds, respectively.

As we launch new products, we as well as our affiliates may invest in these entities, and these products may be required to be consolidated into our results as well. We expect the consolidation of these new products may be temporary as new customers invest in the products and as our resulting ownership percentage decreases.

Income Taxes

In 2008, developments in the Illinois tax statutes resulted in modifications to the Company’s state tax apportionment methodology that lowered the Company’s statutory income tax rate from 40 percent to 37 percent. For the years ended December 31, 2008, 2007 and 2006, our effective tax rate not taking into account the one-time charge to income resulting from the revaluation of our net deferred tax asset to reflect the decrease in our Illinois statutory tax rate that occurred in the second quarter of 2008 was 37.3%, 40.2% and 40.1%, respectively.

Dilutive Effect of Issuance of New Shares of Class A Common Stock

When we issue new shares of Class A common stock, including upon the exercise or conversion of options or restricted stock units granted pursuant to our incentive compensation plan, our existing Class A common stockholders may experience dilution with regard to their indirect ownership interest in the equity of Calamos Holdings LLC.

Operating Results

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Assets Under Management

Assets under management decreased by $22.2 billion, or 48%, to $24.0 billion at December 31, 2008 from $46.2 billion at December 31, 2007. Average assets under management decreased by $7.7 billion, or 17%, to $37.1 billion for the year ended December 31, 2008 from $44.8 billion for the year ended December 31, 2007. At December 31, 2008 and 2007, our assets under management consisted of 73% mutual funds and 27% separate accounts.

	Year Ended
	December 31,		Change
(in millions)	2008	2007	Amount	Percent

Mutual Funds
Beginning assets under management	$34,835	$33,704	$1,131	3%
Net redemptions	(3,859)	(2,469)	(1,390)	(56)
Market appreciation (depreciation)	(13,478)	3,600	(17,078)	*

Ending assets under management	17,498	34,835	(17,337)	(50)

Average assets under management	27,569	33,892	(6,323)	(19)

Separate Accounts
Beginning assets under management	11,373	11,021	352	3
Net redemptions	(661)	(1,152)	491	43
Market appreciation (depreciation)	(4,170)	1,504	(5,674)	*

Ending assets under management	6,542	11,373	(4,831)	(42)

Average assets under management	9,497	10,877	(1,380)	(13)

Total Assets Under Management
Beginning assets under management	46,208	44,725	1,483	3
Net redemptions	(4,520)	(3,621)	(899)	(25)
Market appreciation (depreciation)	(17,648)	5,104	(22,752)	*

Ending assets under management	24,040	46,208	(22,168)	(48)

Average assets under management	$37,066	$44,769	$(7,703)	(17)%

*	Not meaningful.

Mutual fund net redemptions were $3.9 billion in 2008, an unfavorable change of $1.4 billion from $2.5 billion of net redemptions in 2007. Market depreciation was $13.5 billion in 2008 and was $3.6 billion in appreciation in 2007, and was the primary contributor to the deterioration in assets under management for 2008.

Our open-end funds had $2.9 billion of net redemptions during 2008. We believe that the net redemptions were largely due to the global financial market meltdown which led to large, industry-wide flight to safety by investors. Net redemptions were affected by $247 million of redemptions by the Company used to pre-pay debt. In the fourth quarter of 2008, we re-opened our Convertible Fund for the first time since 2003 to take advantage of the broad sell-off in the convertible markets that created unprecedented opportunities for long-term investors. Immediately following the opening, the Convertible Fund started generating significant net purchases. In addition to the Convertible Fund, we experienced net purchases in a number of our mutual funds, including our Total Return Bond Fund and the newly launched 130/30 Equity Fund and Evolving World Growth Fund. Market depreciation of $13.5 billion was the main driver of asset depletion in 2008, while market appreciation of $3.6 billion helped offset net redemptions in 2007.

The liquidity crisis in the auction rate securities market during the first quarter of 2008 led to the refinancing of the equity securities issued by the closed-end funds to leverage those portfolios, with more traditional debt financing. While the proceeds of those debt financings remain a component of assets under management, certain regulatory and contractual constraints require total assets in closed-end funds to be at least three times the amount of debt leverage, which is higher than the asset coverage required when using equity leverage. The global meltdown that affected security values required us to reduce $1.0 billion of leverage used by our closed-end funds during 2008 that we reported as net redemptions.

Separate accounts had net redemptions of $661 million in 2008, an improvement of nearly $500 million when compared to $1.2 billion in net redemptions during 2007. We believe that the net redemptions during 2008 were primarily due to the significant market decline which occurred in the fourth quarter of 2008. Separate account net redemptions were also affected by $40 million in redemptions by the Company used to pre-pay debt in the fourth quarter. Market depreciation of $4.2 billion in 2008 also contributed to the deterioration in assets under management for the period while market appreciation of $1.5 billion in 2007 offset net redemptions.

One-Time Items

Results of operations for 2008 and 2007 were significantly impacted by certain one-time expenses. In 2008, developments in the Illinois tax statutes resulted in modifications to the Company’s state tax apportionment methodology that lowered the Company’s statutory income tax rate from 40 percent to 37 percent. While we view this to be beneficial for the long term by reducing income taxes, we recorded a one-time, non-cash income tax expense of $6.8 million, or $0.34 per diluted share, in the second quarter of 2008 to revalue our net deferred tax assets to reflect the new statutory income tax rate. The 2007 period was impacted by two one-time marketing and sales promotion expenses. During the second quarter of 2007, we incurred a one-time expense of $19.5 million, or 11 cents per diluted share, by terminating our remaining two additional compensation agreements that required us to make recurring payments of approximately $2.6 million annually based on the assets of Calamos Convertible Opportunities and Income Fund and Calamos Strategic Total Return Fund. Additionally, we incurred a $6.9 million, or 4 cents per diluted share, one-time structuring fee related to the launch of the Calamos Global Dynamic Income Fund (CHW) during the second quarter of 2007.

We consider results adjusted for these one-time expenses, as presented below, to provide a better indication of our operations. These adjusted items are considered “non-GAAP financial measures” as defined by the rules of the Securities and Exchange Commission. In evaluating operating performance, we consider operating expenses, operating income, operating margin, net income and diluted earnings per share, each calculated in accordance with accounting principles generally accepted in the United States (GAAP), and each item on an as-adjusted basis, which constitute non-GAAP financial measures. Items presented on an as-adjusted basis exclude the impact of the revaluation of the net deferred tax assets in the second quarter of 2008 and the impact of terminating the two closed-end fund additional compensation agreements and the CHW closed-end fund structuring fees in the second quarter of 2007. As these one-time items are not expected to recur, we believe that excluding these items better enables us to evaluate our operating performance relative to the prior periods. We consider these non-GAAP financial measures when evaluating our performance believe the presentation of these amounts provides the reader with information necessary to analyze our operations for the periods compared. Reconciliations of these measurements from the most directly comparable GAAP financial measures for the twelve months ended December 31, 2008 and 2007 are provided in the table below and should be carefully evaluated by the reader:

	2008	2007
(in thousands)

Operating expenses	$232,492	$300,384
Termination of closed-end fund compensation agreements	—	19,500
Closed-end fund structuring fees	—	6,904

Operating expenses, as adjusted	$232,492	$273,980

Operating income	$159,097	$173,093
Termination of closed-end fund compensation agreements	—	19,500
Closed-end fund structuring fees	—	6,904

Operating income, as adjusted	$159,097	$199,497

Operating margin	40.6%	36.6%
Termination of closed-end fund compensation agreements	—	4.1
Closed-end fund structuring fees	—	1.4

Operating margin, as adjusted	40.6%	42.1%

Net income (loss)	$(24,521)	$27,745
Termination of closed-end fund compensation agreements	—	2,634
Closed-end fund structuring fees	—	933
Net deferred tax assets revaluation	6,771	—

Net income (loss), as adjusted	$(17,750)	$31,312

Diluted earnings (loss) per share	$(1.24)	$1.22
Termination of closed-end fund compensation agreements	—	0.11
Closed-end fund structuring fees	—	0.04
Net deferred tax assets revaluation	0.34	—

Diluted earnings (loss) per share, as adjusted	$(0.90)	$1.37

Results of Operations

Operating Income

Operating income was $159.1 million for 2008, compared to $173.1 million for 2007.

Operating income, as adjusted, was $159.1 million for 2008, compared to $199.5 million for the year-earlier period.

Revenues

Total revenues decreased by $81.9 million, or 17%, to $391.6 million for the year ended December 31, 2008 from $473.5 million for the prior year. The decrease was primarily due to lower investment management fees and distribution and underwriting fees.

			Change
(in thousands)	2008	2007	Amount	Percent

Investment management fees	$274,174	$325,395	$(51,221)	(16)%
Distribution and underwriting fees	114,023	143,994	(29,971)	(21)
Other	3,392	4,088	(696)	(17)

Total revenues	$391,589	$473,477	$(81,888)	(17)%

Compared to the prior year, investment management fees decreased 16% in 2008 primarily due to a $7.7 billion decrease in average assets under management across all products. Investment management fees from open-end funds decreased to $165.6 million for the year ended December 31, 2008 from $205.2 million for the prior year, primarily due to decreases in open-end fund average assets under management of $5.5 billion for 2008 compared to the prior year. Investment management fees from our separately managed accounts decreased to $54.0 million from $60.0 million primarily due to an approximate $1.4 billion decrease in average assets under management. Investment management fees from our closed-end funds decreased to $54.5 million for 2008 from $60.2 million for 2007 as a result of a $781 million decrease in closed-end fund average assets under management mainly attributable to the deleveraging in the third and fourth quarters of 2008. Investment management fees, in total, as a percentage of average assets under management were 0.74% and 0.73% for the years ended December 31, 2008 and 2007, respectively.

Distribution and underwriting fees decreased to $114.0 million for the year ended December 31, 2008 from $144.0 million for the year ended December 31, 2007. The decrease was primarily due to a $27.0 million decrease in distribution fees as a result of a 21% decrease in open-end fund average assets under management and a $2.2 million decrease CDSC fees, when compared to the prior year.

Operating Expenses

Operating expenses decreased to $232.5 million for the year ended December 31, 2008 from $300.4 million for the prior year. This change was due to two significant one-time marketing and sales promotion charges totaling $26.4 million that were incurred in the second quarter of 2007 and to lower employee compensation and benefits, and distribution and underwriting expenses.

Operating expenses, as adjusted, decreased to $232.5 million for the year ended December 31, 2008 from $274.0 million for the prior year.

			Change
(in thousands)	2008	2007	Amount	Percent

Employee compensation and benefits	$74,483	$91,039	$(16,556)	(18)%
Distribution and underwriting expense	84,884	104,227	(19,343)	(19)
Amortization of deferred sales commissions	23,417	27,249	(3,832)	(14)
Marketing and sales promotion	11,908	40,833	(28,925)	(71)
General and administrative	37,800	37,036	764	2

Total operating expenses	$232,492	$300,384	$(67,892)	23%

During 2008, we initiated a series of cost containment efforts seeking to align the size and costs of our operations with a shrinking asset base, revenues and capital structure. These efforts began early in 2008 with the reduction of 29 associates. Additional efforts have been made to contain costs through staff reductions in November 2008 of 31 associates with the reorganization of our information technology function and finally in January 2009 with the reduction of more than 40 associates across all aspects of our business, other than our core investment management team. Compensation expenses were not the only focus of our cost cutting initiatives; rather, we have focused on further reducing our cost structure by delaying or canceling information technology projects, reducing capitalized costs, transforming fixed costs to variable by exploring outsourcing alternatives and limiting discretionary spending. These efforts have continued into 2009, and we expect that our expenses unrelated to our assets under management will continue to decrease from past levels.

Employee compensation and benefits expense decreased by $16.6 million for the year ended December 31, 2008 when compared to the prior year primarily reflecting reductions in performance related expenses, such as incentive compensation and benefit plan contributions. This decrease also reflects the impact of staff reductions described above to right size the company in response to support reduced asset levels.

Distribution and underwriting expense decreased by $19.3 million for 2008 when compared to the prior year, primarily due to an decrease of $9.2 million resulting from the reduction in the Class C share assets older than one year. This decrease was compounded by a decrease of $10.1 million in 12b-1 expenses due to a decrease in average open-end fund assets under management. Class C share assets do not generate distribution expense in the first year following their sale because we retain the Rule 12b-1 fees during that first year to offset the upfront commissions that we pay. However, Class C share assets do generate a distribution expense in subsequent years, as we pass along the Rule 12b-1 fees to the selling firms. Although the Rule 12b-1 fee rates we paid to broker-dealers and other intermediaries in 2007 did not change from the rates paid in the prior year, we expect distribution expense to vary with the change in open-end fund assets under management and with the age of the Class C share assets.

Amortization of deferred sales commissions decreased $3.8 million for the twelve months ended December 31, 2008 when compared to the prior-year period, due to a decrease in Class C share sales during 2008 and to the decrease in the acceleration of amortization associated with Class B share redemptions which were lower in 2008.

Marketing and sales promotion expense decreased by $28.9 million for the year ended December 31, 2008, when compared to the year ended December 31, 2007. This decrease was mainly due to two one-time expenses totaling $26.4 million in 2007. During the second quarter of 2007, we incurred a one-time expense of $19.5 million by terminating our remaining two agreements that required annual payments based on the assets of two closed-end funds and a one-time $6.9 million structuring fee in connection with the CHW initial public offering. Marketing and sales promotion expenses during 2008 were also reduced by lower supplemental distribution payments resulting from the decrease in assets under management.

General and administrative expense increased by $0.8 million for the year ended December 31, 2008, when compared to the prior-year period. Occupancy- related and depreciation expenses to support our expansion of office facilities, which we contracted for in November 2007, increased by $3.3 million in 2008 when compared to 2007. Significant reductions in expense were realized in the second half of 2008, a result of our expense control efforts as previously discussed. For instance, professional services expenses were reduced by more than $2.5 million.

Non-Operating Income (Loss)

Non-operating income (loss) reduced income by $291.9 million for the year ended December 31, 2008, compared to adding $29.9 million of income for the prior year.

(in thousands)	2008	2007	Change

Interest income	$2,334	$16,706	$(14,372)
Interest expense	(32,010)	(19,555)	(12,455)

Net interest income (expense)	(29,676)	(2,849)	(26,827)
Capital gain (loss) and dividend income	(162,977)	21,460	(184,437)
Unrealized appreciation (depreciation)	(132,834)	11,953	(144,787)
Miscellaneous other income	(1,070)	935	(2,005)

Investment and other income (loss)	(296,881)	34,348	(331,229)
Debt extinguishment costs	(37,498)	—	(37,498)
Minority interest in partnership investments	72,156	(1,598)	73,754

Non-operating income (loss)	$(291,889)	$29,901	$(321,800)

Interest income decreased $14.4 million for the twelve months ended December 31, 2008, when compared to the prior-year period, as a result of lower balances in our cash and cash equivalents balances earning lower interest rates as compared to 2007. Interest expense increased $12.5 million for the year ended December 31, 2008 due to a full year of financing costs resulting from the private debt issuance of $375 million aggregate principal senior unsecured notes in July 2007.

Consistent with our efforts to align our cost and capital structures and to alleviate potential debt covenant concerns, we voluntarily prepaid $400 million of our long-term debt in December 2008. To fund this prepayment, we sold securities in our investment portfolio. In doing so, we recognized approximately $179 million in realized losses and incurred a $34.9 million make-whole payment, which is included in debt extinguishment costs.

Investment and other income (loss) includes capital gain distributions, of realized gains and losses on our investments, of dividend income earned on our investment portfolio and of unrealized gains and losses on securities that are owned by Calamos Financial Services LLC (CFS Securities) and by our consolidated partnerships. Capital gain and dividend income decreased $184.4 million for the year ended December 31, 2008, as compared to the prior year, mainly due to the capital losses incurred in the fourth quarter of 2008 resulting from the sale of securities from our investment portfolio to generate the cash needed for our debt pre-payment. Additionally, a realized loss of $14.6 million was recorded in the fourth quarter 2008 for other-than-temporary impairment on available for sale securities that are not expected to recover in the near term. Unrealized appreciation decreased $144.8 million for 2008, when compared to 2007, due to net unrealized depreciation in the market value of the CFS Securities and the consolidated partnership investments that we own.

Minority interest in partnership investments represents the corresponding minority interests’ portion of the changes in market value from our consolidated partnership investments.

Income Taxes

Our effective tax rate was 37.3% for the year ended December 31, 2008 net of the one-time charge described immediately following and 40.2% for the year ended December 31, 2007. In 2008, developments in the Illinois tax statutes resulted in modifications to the Company’s state tax apportionment methodology that lowered the Company’s statutory income tax rate from 40 percent to 37 percent. In the second quarter of 2008, we recorded a one-time, non-cash income tax expense of $6.8 million, or $0.34 per diluted share, to revalue our net deferred tax assets to reflect the new statutory income tax rate. Deferred tax assets represent the estimated future benefits attributed to temporary differences and, as a result, are based on the current enacted tax laws, a decrease in tax rates decreases the value of the deferred tax assets and increases the current period income tax expense. Conversely, an increase in tax rates increases the value of the deferred tax assets and decreases the current period income tax expense.

Net Income (loss)

Net loss was $24.5 million for 2008 compared to net income of $27.7 million for 2007.

Net loss, as adjusted, was $17.8 million for 2008 compared to net income of $31.3 million for the year-earlier period.

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

Separate accounts had net redemptions of $1.2 billion and $1.1 billion in 2007 and 2006, respectively, primarily due to separate account outflows in our equity and convertible strategies. The net outflows during the period were primarily from our growth strategies, as well as convertible strategies, which remain closed to new investors. Separate accounts had net redemptions of $1.2 billion for the six months ended June 30, 2007 and net purchases of $67 million during the six months ended December 31, 2007. Market appreciation of $1.5 billion in 2007 contributed to the growth in assets under management for the period while market appreciation of $600 million in 2006 offset net redemptions.

One-Time Activities

Results of operations for 2007 were significantly impacted by two one-time marketing and sales promotion expenses, incurred in the second quarter of 2007, that we believe will benefit our long-term financial performance. First, we incurred a one-time expense of $19.5 million, or 11 cents per diluted share, by terminating our remaining two additional compensation agreements that required us to make recurring payments of approximately $2.6 million annually based on the assets of Calamos Convertible Opportunities and Income Fund and Calamos Strategic Total Return Fund. When evaluating whether or not to terminate the future payments made under distribution agreements, we compared the net present value of the future cash flows for on-going payments to the negotiated one-time payments. We based our decision on the expectation that the termination of the agreements during the second quarter of 2007 would result in the reduction of future marketing and sales promotion expenses of approximately $650,000 per quarter, or $2.6 million annually, beginning in the quarter ended September 30, 2007.

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

We consider results adjusted for these one-time expenses, as presented below, to provide a better indication of the company’s operations. These adjusted items are considered “non-GAAP financial measures” as defined by Regulation S-K of the Securities and Exchange Commission. In evaluating operating performance, management considers operating expense, operating income and net income, each calculated in accordance with accounting principles generally accepted in the United States (GAAP), and each item on an as-adjusted basis, which constitute non-GAAP financial measures. Items presented on an as-adjusted basis exclude the impact of terminating the two closed-end fund additional compensation agreements and the CHW closed-end fund structuring fees during the second quarter of 2007. As these items are not expected to recur, management believes that excluding these items better enables it to evaluate the company’s operating performance relative to the prior periods. Management considers these non-GAAP financial measures when evaluating the performance of the company and believes the presentation of these amounts provides the reader with information necessary to analyze the company’s operations for the periods compared. Reconciliations of these measurements to their most directly comparable GAAP financial measures for the twelve months ended December 31, 2007 and 2006 are provided in the table below and should be carefully evaluated by the reader:

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

Non-Operating Income (Loss)

Non-operating income (loss) was $29.9 million for the year ended December 31, 2007, compared to $12.4 million for the prior year, and was comprised of the following:

(in thousands)	2007	2006	Change

Interest income	$16,706	$13,149	$3,557
Interest expense	(19,555)	(8,145)	(11,410)

Net interest income (expense)	(2,849)	5,004	(7,853)
Capital gain and dividend income	21,460	4,352	17,108
Unrealized appreciation	11,953	1,979	9,974
Miscellaneous other income	935	1,072	(137)

Investment and other income (loss)	34,348	7,403	26,945
Minority interest in partnership investments	(1,598)	(26)	(1,572)

Non-operating income (loss)	$29,901	$12,381	$17,520

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

Investment and other income (loss) is primarily comprised of capital gain distributions, including realized gains and losses on our investments, of dividend income earned on our investment portfolio and of unrealized gains and losses on securities that are owned by Calamos Financial Services LLC (CFS Securities) and of the consolidated partnerships that we own. Capital gain and dividend income increased $17.1 million for the year ended December 31, 2007, as compared to the prior year, mainly due to large capital gain and dividend distributions that occurred in the fourth quarter of 2007 as a result of our increased investment portfolio and its strong performance. Unrealized appreciation increased $10.0 million for 2007, when compared to 2006, due to net unrealized appreciation in the market value of the CFS Securities and the consolidated partnership investments that we own.

Minority interest in partnership investments represents the corresponding minority interests’ portion of the changes in market value from our consolidated partnership investments.

Further, the unrealized gains and losses on a significant portion of our investment securities were not recorded to net income; rather, these unrealized gains and losses were recognized as changes to accumulated other comprehensive income, a component of stockholders’ equity. These unrealized gains and losses are only recognized in our consolidated statements of operations when they are realized, which occurs upon the sale of the securities and upon the receipt of capital gains distributions, which typically occur during the fourth quarter of the calendar year. For the years ended December 31, 2007 and 2006, net unrealized gains generated by our investment securities were $9.7 million and $10.1 million, respectively, of which $1.6 million and $1.4 million, net of minority interest and taxes, respectively, were recognized as increases to accumulated other comprehensive income.

Income Taxes

Our effective tax rate was 40.2% and 40.1% for the years ended December 31, 2007 and 2006.

Net Income

Net income was $27.7 million for 2007 compared to $34.0 million for 2006.

Net income, as adjusted for the one-time marketing and sales promotion expenses, was $31.3 million for 2007 compared to $34.0 million for the year-earlier period.

Quarterly Results of Operations

Unaudited quarterly results of operations for the years ended December 31, 2007 and 2008 is summarized below:

	At or for the Quarter Ended
(in thousands, except	2007				2008
share data)	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31

Assets under management (in millions)	$42,550	$43,811	$46,746	$46,208	$40,906	$41,210	$33,329	$24,040
Total revenue	115,700	114,767	118,484	124,526	110,693	112,238	101,807	66,851
Total operating expenses	65,545	93,835	69,045	71,959	66,264	63,127	57,696	45,405

Operating income	50,155	20,932	49,439	52,567	44,429	49,111	44,111	21,446

Net income (loss)	$7,534	$3,805	$7,127	$9,279	$449	$1,896	$(799)	$(26,067)

Diluted earnings (loss) per share(1)	$0.32	$0.16	$0.32	$0.42	$0.02	$0.09	$(0.05)	$(1.34)

Diluted shares outstanding(2)	100,764,966	100,289,411	99,320,380	98,786,281	97,621,495	97,051,708	96,829,687	98,551,808

(1)	In calculating 2008 per share results for the quarters ended March 31, 2008, June 30, 2008 and September 30, 2008, the effective tax rates applied to income before minority interest in Calamos Holdings LLC and income taxes were 40.3%, 36.9% and 33.0%, respectively. Because the Company generated a loss in the quarter ended December 31, 2008, diluted per share results equal basic per share results as the economic impact of the Calamos Interests’ exchange and the effect of stock-based compensation results in anti-dilution.

In calculating 2007 per share results for the quarters ended March 31, 2007, June 30, 2007, September 30, 2007 and December 31, 2007, the effective tax rates applied to income before minority interest in Calamos Holdings LLC and income taxes were 40.1%, 40.7%, 40.0% and 40.2%, respectively.

(2)	The diluted shares outstanding are calculated: (a) including the effect of outstanding restricted stock unit and option awards and (b) assuming Calamos Family Partners, Inc. and John P. Calamos, Sr. exchanged all of their membership units in Calamos Holdings LLC for, and converted all outstanding shares of our Class B common stock into, shares of our Class A common stock, in each case on a one-for-one basis. In calculating the diluted results for the quarter ended December 31, 2008, the number of outstanding shares equals basic shares outstanding as the economic impact of the Calamos Interests’ exchange and the effect of stock-based compensation results in anti-dilution.

Liquidity and Capital Resources

Despite the unfavorable impact of the economic downturn on our financial results, the Company remains highly liquid. Our principal sources of liquidity are cash flows from operating activities and our corporate investment portfolio, which is comprised of cash and cash equivalents, investment securities, partnership investments and offshore funds, and which makes up a majority of our assets. We anticipate utilizing our cash and cash equivalent balances to develop and invest in our products as opportunities arise, to invest in property and equipment for our facility and to support our operations. Investment securities and offshore funds are principally comprised of company-sponsored mutual funds. In addition, the underlying partnership investments are typically comprised of highly liquid exchange-traded securities. Our working capital requirements historically have been met through cash generated by operations. We believe cash generated from operations will be sufficient over the foreseeable future to meet our working capital requirements with respect to the foregoing activities and to support future growth. The Company maintains sufficient liquidity to meet all of its obligations.

Calamos Asset Management, Inc. and Calamos Family Partners, Inc. made capital contributions to Calamos Holdings LLC during the third quarter of 2008 that helped offset shares repurchased under our Class A common stock repurchase plan. Further, in early October, we initiated a series of hedges to help protect the value of our portfolio. Additionally, we reduced our dividend in October as a result of a decline in assets under management and income, as well as to conserve capital. During the fourth quarter of 2008, we reduced our outstanding long term debt by $400 million leaving a balance of $125 million outstanding at December 31, 2008. We generated cash through the sale of $379 million of investments from our corporate investment portfolio. In negotiating this prepayment, our goals were to alleviate concerns with respect to meeting certain financial covenants going forward and to align our capital structure with the size of our business. Another important goal for us was to maintain sufficient liquidity to provide us the ongoing flexibility to seed new products and to execute our long-term growth initiatives. We believe that we were successful in our efforts. We were in compliance with our financial covenants at December 31, 2008. An indication of our success was received in February 2009 when Standard & Poor’s affirmed its investment-grade BBB+/negative outlook rating of Calamos Holdings LLC. We believe that a negative outlook indicates an approximate one-in-three probability of a rating downgrade in the near term. We have re-opened our convertible products and continue to look for ways to take advantage of the broadly depressed security valuations which we anticipate will add stability to our firm in the short term.

To mitigate the impact of further declines in the valuation of our investment portfolio, during the fourth quarter we initiated a series of hedges specifically a low-cost option collar that is comprised of selling (short) index-based call options and purchasing (long) index-based put options. This hedge provided the stability to our portfolio value as intended. We expect to continue to use hedge strategies to protect our portfolio value as we believe appropriate.

The following tables summarize key statements of financial condition data relating to our liquidity and capital resources at December 31, 2008 and 2007.

(in thousands)	2008	2007

Statements of financial condition data:
Cash and cash equivalents	$59,425	$108,441
Receivables	20,049	39,340
Investment securities	187,443	535,476
Partnership investments and offshore funds	28,471	353,004
Deferred tax assets, net	95,606	90,284
Deferred sales commissions	18,414	34,076
Long-term debt	125,000	525,000

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

Cash flows for the years ended December 31, 2008, 2007 and 2006 are shown below.

(in thousands)	2008	2007	2006

Cash flow data:
Net cash provided by operating activities	$125,228	$226,475	$249,181
Net cash provided by (used in) investing activities	323,296	(654,152)	(16,441)
Net cash provided by (used in) financing activities	(497,540)	207,277	(114,368)

Net cash provided by operating activities was $125.2 million, $226.5 million and $249.2 million for the years ended December 31, 2008, 2007 and 2006, respectively, and was primarily comprised of income (loss) before minority interest and income taxes of ($132.8) million, $203.0 million and $243.4 million, respectively, as well as net unrealized gains (losses) and net changes in working capital.

The payment of deferred sales commissions by us to financial intermediaries who sell Class B and C shares of our open-end funds is a significant use of our operating cash flows. Use of cash for deferred sales commissions was $7.8 million, $11.4 million and $24.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. We expect that the payment of deferred sales commissions will vary in proportion to future sales of Class B and C shares of open-end funds and that these commissions will continue to be funded by cash flows from operations.

For the year ended December 31, 2008, net cash provided by investing activities was $323.3 million, principally comprised of investments sold during the fourth quarter 2008, of $379 million to fund the repayment of our debt. Net changes in partnership during the year primarily represent the liquidation of the Calamos Equity Opportunities Fund LP, the reduction in our investment in Calamos Market Neutral Opportunities Fund LP and unrealized depreciation of the underlying securities held by the partnerships. For the year ended December 31, 2007, net cash used in investing activities was $654.2 million, principally comprised of products managed by us. During 2007, we made investments of $382 million in investment securities, including $30 million into our new Calamos Global Equity Fund and $55.2 million into our new Calamos Total Return Bond Fund. We made an additional aggregate investment of $200 million into our newly launched Offshore Funds. Net changes in partnership investments during the year ended December 31, 2007 of $48.8 million was primarily the result of our investment in Calamos Market Neutral Opportunities Fund LP of $50 million. For the year ended December 31, 2006, net cash used in investing activities was $16.4 million and was primarily comprised of our $10.0 million investment in property and equipment as we continued the initial build-out of our new office facility and investments of $6.0 million in products managed by us.

Net cash used in financing activities was $497.5 million for the twelve months ended December 31, 2008. During the fourth quarter of 2008, we prepaid $400 million in aggregate principal of our outstanding debt. Further, we made distributions to minority shareholders of $86.8 million, including distributions for their tax liabilities of $57.1 million, as well as dividends paid to common shareholders of $7.6 million. Net cash provided by financing activities was $207.3 million for the twelve months ended December 31, 2007. During the third quarter of 2007, we received net proceeds of $373.0 million after debt offering costs from our issuance of $375 million aggregate principal senior unsecured notes, which were issued to develop and invest in our products, including new and existing mutual funds and alternative products, and for general corporate purposes. This was partially offset by distributions to minority shareholders of $95.5 million, including distributions for their tax liabilities of $61.6 million, as well as dividends paid to common shareholders of $9.8 million. Additionally, the Company repurchased 2,452,100 shares of its Class A common stock at an aggregated cost of $60.6 million during 2007. Net cash used in financing activities was $114.4 million for the year ended December 31, 2006 and was primarily comprised of distributions to minority shareholders of $106.3 million, including distributions for their tax liabilities of $78.6 million, as well as the dividends paid to common shareholders of $8.3 million.

In July 2007, Calamos Holdings LLC (Holdings) completed a private debt offering of $375 million aggregate principal amount of senior unsecured notes in three series, consisting of $197 million of 6.33% notes due July 15, 2014, $85 million of 6.52% notes due July 15, 2017 and $93 million of 6.67% notes due July 15, 2019. The aggregate average interest rate on the notes is 6.46% for the first seven years and 6.49% over the life of the notes. Under the note purchase agreement governing the terms of these notes, Holdings must maintain certain consolidated net worth, leverage and interest coverage ratios. The note purchase agreement also contains other covenants that, among other things, restrict the ability of Holdings’ subsidiaries to incur debt and restrict the ability of Holdings or its subsidiaries to create liens and to merge or consolidate, or sell or convey all or substantially all of Holdings’ assets. We entered into amendments to these note agreements in December 2008. The amendments revised several of the existing financial covenants and also added additional covenants, including an investment coverage ratio requirement, certain limitations on distributions and redemption of equity interests and an interest rate adjustment provision.

We expect our cash and liquidity requirements will be met with the cash on hand, the sale of investment securities and through cash generated by operations.

Contractual Obligations

The following table contains supplemental information regarding our total contractual cash obligations as of December 31, 2008.

	Payments Due by Period
		Less than			More than
(in thousands)	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt obligations, including interest(1)	$174,293	$7,677	$47,090	$11,908	$107,618
Operating lease obligations(2)	74,913	4,534	8,861	8,713	52,805
Other long-term obligations(3)	754	304	357	87	6

Total	$249,960	$12,515	$56,308	$20,708	$160,429

(1)	The Company’s senior unsecured notes, which aggregate to $125 million, have series maturing in 2011, 2014, 2017 and 2019.

(2)	In accordance with generally accepted accounting principles in the United States, these obligations are not reflected in the accompanying consolidated statements of financial condition.

(3)	Other long-term obligations principally represent commitments under equity compensation agreements. These obligations are included in other long-term liabilities in the accompanying consolidated statements of financial condition.

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

Deferred Sales Commissions

Deferred sales commissions are commissions advanced by us to the selling firm upon sale of Class B and Class C shares of open-end funds. Deferred sales commissions are amortized on a straight-line basis over the period in which 12b-1 fees are received. Because 12b-1 fees cease upon redemption of shares, amortization expense is accelerated when shares are redeemed, resulting in the reduction of the deferred sales commission asset. These redemptions result in an amortization period not to exceed 12 months for Class C shares and 96 months (eight years) for Class B shares.

We evaluate the carrying value of our deferred sales commissions for impairment on an annual basis. Significant assumptions utilized by us to estimate future average assets under management include expected future market performance and redemption rates. Estimates of undiscounted future cash flows and the remaining life of the deferred sales commission asset are made from these assumptions. Market performance assumptions are selected using expected average market returns based on long-term market index benchmarks for each asset class held within the fund. At December 31, 2008, we used average market return assumptions ranging from 7% to 10% based on asset class. Higher actual average market returns would increase undiscounted cash flows, while lower actual average market returns would decrease undiscounted future cash flows. Future redemption assumptions were determined by using the actual redemption rates that each fund experienced over the prior 24-month period. For Class B shares and Class C shares, we used average historical redemption rates of 23% and 29%, respectively, at

December 31, 2008. An increase in the actual rate of redemptions would decrease the undiscounted future cash flows, while a decrease in the actual rate of redemptions would increase undiscounted cash flows. These assumptions are reviewed and updated annually, or when events or changes in circumstances occur that could significantly increase the risk of impairment of the asset.

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

Compensation Plans

We have an incentive stock plan that provides for grants of restricted stock unit awards, or RSUs, and stock option awards for certain employees. RSUs are convertible on a one-for-one basis into shares of our common stock. We estimate the fair value of the stock options as of the grant date using the Black-Scholes option-pricing model, and recognize the cost of stock-based compensation based on the grant-date fair value of the award. Further, we estimate the number of forfeited awards at the grant date. Actual forfeitures may vary from our assumptions, which will result in modifications to future expenses.

Income Taxes

Management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against deferred tax assets. As of December 31, 2008, we have not recorded a valuation allowance on deferred tax assets, which principally related to our step-up in tax basis to fair market value for our intangible assets under our election to be made under Section 754 of the Internal Revenue Code and to our net capital loss carryforward. In the event that sufficient taxable income of the same character does not result in future years, among other things, a valuation allowance for certain of our deferred tax assets may be required.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS 141(R), Business Combinations, which establishes requirements for how the acquirer in a business combination recognizes, measures and discloses identified assets and goodwill acquired, liabilities assumed, and any noncontrolling interests. SFAS 141(R) is effective for us for any business combination with an acquisition date that is on or after January 1, 2009. We have evaluated the impact that the adoption of SFAS 141(R) will have on our financial statements and concluded it to be immaterial.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, which establishes accounting and reporting requirements for noncontrolling interest, which we currently refer to as minority interest. SFAS 160 requires noncontrolling interest to be reported as a component of equity on the consolidated statements of financial position and the amount of net income attributable to noncontrolling interest to be identified on the consolidated statements of income. SFAS 160 is effective for us beginning January 1, 2009, after which our presentation of minority interest will change accordingly.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133, which requires additional disclosures for derivative instruments and hedging activities. SFAS 161 is effective for us beginning January 1, 2009. We have evaluated the impact that the adoption of SFAS 161 will have on our financial statements and concluded it to be immaterial.

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

Words such as “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “opportunity,” “potential,” “predict,” “seek,” “should,” “trend,” “will,” “would,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

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

Our exposure to market risk is directly related to our role as investment advisors for the mutual funds and separate accounts we manage. A significant majority of our operating revenue, approximately 98.2% for the year ended December 31, 2008, is derived from investment advisory, distribution and portfolio accounting agreements with the mutual funds and separate accounts. Under these agreements, the fees we receive are typically based on the market value of the assets under management. Accordingly, a decline in the prices of securities generally may cause our revenue and income to decline by causing the value of the assets we manage to decrease or by causing our clients to withdraw funds in favor of investments that they perceive as offering greater opportunity or lower risk.

In addition, a decline in the prices of securities may present market conditions that could preclude us from increasing assets under management and prevent us from realizing higher fee revenue associated with such growth.

We are also subject to market risk due to a decline in the prices of investment securities. We own investment securities primarily comprised of mutual funds we manage. At December 31, 2008, the fair value of these investment securities was $187 million. Assuming a 10% increase or decrease in the value of these investments, the fair value would increase or decrease by $19 million at December 31, 2008.

Additionally, we are subject to market risk due to a decline in the value of our partnership investments, which consist primarily of marketable securities. As a result, the market values of these partnerships are subject to the same fluctuations as our investment securities. At December 31, 2008, the fair value of these partnerships was $28 million. Assuming a 10% increase or decrease in the value of these partnerships, the fair value would increase or decrease by $2.8 million at December 31, 2008.

At December 31, 2008, we had an aggregate of $125 million of long-term debt outstanding, which consisted of senior unsecured notes of $32.9 million of 5.24% notes due April 29, 2011, $46.1 million of 6.33% notes due July 15, 2014, $22.1 million of 6.52% notes due July 15, 2017 and $23.9 million of 6.67% notes due July 15, 2019. As these notes have fixed interest rates, we do not believe that they have any interest rate risk.

Due to the nature of our business, we believe that we do not face any material credit risk, inflation, interest rate or foreign currency rate risk.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm	F-1
Management’s Report on Internal Control Over Financial Reporting	F-2
Consolidated Statements of Financial Condition at December 31, 2008 and 2007	F-3
Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006	F-4
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2008, 2007 and 2006	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006	F-6
Notes to Consolidated Financial Statements	F-7
EX-3(i)
EX-3(ii)
EX-10.5
EX-10.7
EX-10.8
EX-10.11
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Calamos Asset Management, Inc.:

We have audited the accompanying consolidated statements of financial condition of Calamos Asset Management, Inc. (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008. We also have audited the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for their assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial condition of Calamos Asset Management, Inc. as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/  KPMG LLP

Chicago, Illinois
March 13, 2009

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

Under the supervision and with the participation of the chief executive officer and the chief financial officer, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

The effectiveness of internal control over financial reporting as of December 31, 2008, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ John P. Calamos, Sr. John P. Calamos, Sr. Chairman, Chief Executive Officer and Co-Chief Investment Officer	/s/ Cristina Wasiak Cristina Wasiak Senior Vice President, Chief Financial Officer

March 13, 2009

CALAMOS ASSET MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
(in thousands, except share data)	2008	2007

ASSETS:
Current assets
Cash and cash equivalents	$59,425	$108,441
Receivables:
Affiliates and affiliated funds	13,187	27,641
Customers	6,862	11,699
Investment securities	187,443	535,476
Partnership investments and offshore funds	28,471	353,004
Prepaid expenses	2,607	3,139
Deferred tax assets, net	11,837	6,926
Other assets	21,766	2,184

Total current assets	331,598	1,048,510

Non-current assets
Deferred tax assets, net	83,769	83,358
Deferred sales commissions	18,414	34,076
Property and equipment, net	41,058	48,420
Other non-current assets	1,034	3,308

Total non-current assets	144,275	169,162

Total assets	475,873	1,217,672

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities
Accounts payable:
Brokers	10,239	19,950
Affiliates and affiliated funds	283	372
Accrued compensation and benefits	10,419	26,462
Interest payable	3,025	12,636
Accrued expenses and other current liabilities	5,889	9,257

Total current liabilities	29,855	68,677

Long-term liabilities
Long-term debt	125,000	525,000
Other long-term liabilities	9,971	8,876

Total long-term liabilities	134,971	533,876

Total liabilities	164,826	602,553

Minority interest in partnership investments	1,289	49,177
Minority interest in Calamos Holdings LLC	158,985	352,205
Stockholders’ equity
Class A Common Stock, $0.01 par value; authorized 600,000,000 shares; 23,497,687 shares issued and 19,497,687 shares outstanding at December 31, 2008; 23,324,082 shares issued and 20,871,982 shares outstanding at December 31, 2007	235	233
Class B Common Stock, $0.01 par value; authorized 1,000 shares; issued and outstanding 100 shares	0	0
Additional paid-in capital	207,844	198,924
Retained earnings	38,010	70,102
Accumulated other comprehensive income (loss)	(101)	5,081
Treasury stock at cost; 4,000,000 shares at December 31, 2008; 2,452,100 shares at December 31, 2007	(95,215)	(60,603)

Total stockholders’ equity	150,773	213,737

Total liabilities, minority interest and stockholders’ equity	$475,873	$1,217,672

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share data)	Year Ended December 31,
	2008	2007	2006

Revenues:
Investment management fees	$274,174	$325,395	$329,383
Distribution and underwriting fees	114,023	143,994	151,760
Other	3,392	4,088	4,029

Total revenues	391,589	473,477	485,172

Expenses:
Employee compensation and benefits	74,483	91,039	73,382
Distribution and underwriting expense	84,884	104,227	100,935
Amortization of deferred sales commissions	23,417	27,249	32,924
Marketing and sales promotion	11,908	40,833	15,631
General and administrative	37,800	37,036	31,272

Total operating expenses	232,492	300,384	254,144

Operating income	159,097	173,093	231,028

Non-operating income (loss):
Net interest income (expense)	(29,676)	(2,849)	5,004
Investment and other income (loss)	(296,881)	34,348	7,403
Minority interest in partnership investments	72,156	(1,598)	(26)
Debt extinguishment costs	(37,498)	—	—

Total non-operating income (loss)	(291,899)	29,901	12,381

Income (loss) before minority interest in Calamos Holdings LLC and income taxes	(132,802)	202,994	243,409
Minority interest in Calamos Holdings LLC	(104,494)	156,583	186,631

Income (loss) before income taxes	(28,308)	46,411	56,778
Income taxes	(3,787)	18,666	22,770

Net income (loss)	$(24,521)	$27,745	$34,008

Earnings (losses) per share:
Basic	$(1.24)	$1.24	$1.47

Diluted	$(1.24)	$1.22	$1.45

Weighted average shares outstanding:
Basic	19,752,972	22,297,170	23,161,998

Diluted(1)	97,449,228	99,760,872	100,805,030

Cash dividends per share	$0.385	$0.44	$0.36

(1)	The number of diluted shares outstanding used in calculating diluted per share results for 2008 represent basic shares outstanding as the use of actual diluted shares outstanding would result in anti-dilution.

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
(in thousands)	Stock	Capital	Earnings	Income (Loss)	Stock	Total

Balance at December 31, 2005	$230	$156,274	$26,698	$2,932	$—	$186,134

Net income	—	—	34,008	—	—	34,008
Changes in unrealized gains on available-for-sale securities, net of minority interest and income taxes	—	—	—	1,405	—	1,405

Total comprehensive income						35,413
Issuance of common stock (161,898 Class A common shares)	2	(2)	—	—	—	—
Cumulative impact of changes in ownership of Calamos Holdings LLC	—	115	—	23	—	138
Compensation expense recognized under stock incentive plans, net of minority interest	—	1,337	—	—	—	1,337
Dividend equivalent accrued under stock incentive plans, net of minority interest	—	—	(107)	—	—	(107)
Dividends declared	—	—	(8,338)	—	—	(8,338)

Balance at December 31, 2006	232	157,724	52,261	4,360	—	214,577

Net income	—	—	27,745	—	—	27,745
Changes in unrealized gains on available-for-sale securities, net of minority interest and income taxes	—	—	—	1,561	—	1,561

Total comprehensive income						29,306
Issuance of common stock (162,184 Class A common shares)	1	(1)	—	—	—	—
Sale of Calamos Holdings LLC membership units (2,452,100 units)	—	47,493	—	—	—	47,493
Repurchase of common stock (2,452,100 Class A common shares)	—	—	—	—	(60,603)	(60,603)
Cumulative impact of changes in ownership of Calamos Holdings LLC	—	(7,814)	23	(840)	—	(8,631)
Compensation expense recognized under stock incentive plans, net of minority interest	—	1,522	—	—	—	1,522
Dividend equivalent accrued under stock incentive plans, net of minority interest	—	—	(120)	—	—	(120)
Dividends declared	—	—	(9,807)	—	—	(9,807)

Balance at December 31, 2007	$233	$198,924	$70,102	$5,081	$(60,603)	$213,737

Net income (loss)	—	—	(24,521)	—	—	(24,521)
Changes in unrealized gains (losses) on available-for-sale securities, net of minority interest and income taxes	—	—	—	(24,502)	—	(24,502)
Less: reclassification adjustment for realized losses on available-for-sale securities included in net income, net of minority interest and income taxes	—	—	—	20,014	—	20,014

Total comprehensive income (loss)						(29,009)
Issuance of common stock (173,605 Class A common shares)	2	(2)	—	—	—	—
Repurchase of common stock (1,547,900 Class A common shares)	—	—	—	—	(34,612)	(34,612)
Sale of Calamos Holdings LLC membership units (1,547,900 units)	—	27,469	—	—	—	27,469
Capital contribution	—	13,762	—	—	—	13,762
Cumulative impact of changes in ownership of Calamos Holdings LLC	—	(33,781)	—	(694)	—	(34,475)
Compensation expense recognized under stock incentive plans, net of minority interest	—	1,472	—	—	—	1,472
Dividend equivalent accrued under stock incentive plans, net of minority interest	—	—	20	—	—	20
Dividends declared	—	—	(7,591)	—	—	(7,591)

Balance at December 31, 2008	$235	$207,844	$38,010	$(101)	$(95,215)	$150,773

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2008	2007	2006

Cash and cash equivalents at beginning of period	$108,441	$328,841	$210,469
Cash flows from operating activities:
Net income (loss)	(24,521)	27,745	34,008
Adjustments to reconcile income to net cash provided by operating activities:
Minority interest in Calamos Holdings LLC	(104,494)	156,583	186,631
Minority interest in partnership investments and offshore funds	(72,156)	1,598	26
Amortization of deferred sales commissions	23,417	27,249	32,924
Other depreciation and amortization	12,222	9,015	7,179
Loss on write-off of fixed assets	2,031	—	—
Unrealized depreciation (appreciation) on CFS securities, partnership investments and offshore funds	158,636	(9,733)	(489)
Net realized (gain) loss on sale of investment securities	172,413	—	—
Deferred taxes	(2,610)	7,843	8,742
Stock-based compensation	7,099	6,785	5,780
Employee taxes paid on vesting under stock incentive plans	(1,796)	(1,853)	(2,255)
(Increase) decrease in assets:
Accounts receivable:
Affiliates and affiliated mutual funds	14,454	(1,129)	(1,902)
Customers	4,837	(1,481)	(412)
Deferred sales commissions	(7,755)	(11,434)	(24,425)
Other assets	(19,401)	(3,492)	(318)
Increase (decrease) in liabilities:
Accounts payable	(9,800)	(911)	2,655
Accrued compensation and benefits	(16,043)	3,740	3,591
Other liabilities and accrued expenses	(11,305)	15,950	(2,554)

Net cash provided by operating activities	125,228	226,475	249,181

Cash flows provided by (used in) investing activities:
Net additions to property and equipment	(4,616)	(13,414)	(9,962)
Net sales (purchases) of investment securities	203,264	(382,297)	(4,350)
Net changes in partnership investments and offshore funds	124,648	(258,441)	(2,129)

Net cash provided by (used in) investing activities	323,296	(654,152)	(16,441)

Cash flows provided by (used in) financing activities:
Net proceeds from issuance of debt	—	372,963	—
Net repayment of debt	(400,000)	—	—
Capital contribution received	31,317	—	—
Deferred tax benefit on vesting under stock incentive plans	144	209	289
Repurchase of common stock	(34,612)	(60,603)	—
Cash dividends paid to minority shareholders	(86,798)	(95,485)	(106,319)
Cash dividends paid to common shareholders	(7,591)	(9,807)	(8,338)

Net cash provided by (used in) financing activities	(497,540)	207,277	(114,368)

Net increase (decrease) in cash	(49,016)	(220,400)	118,372

Cash and cash equivalents at end of period	$59,425	$108,441	$328,841

Supplemental disclosure of cash flow information:
Cash paid for:
Income taxes	$11,807	$8,401	$14,950
Interest	$41,077	$7,860	$7,860

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Organization and Description of Business

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

“CAL” refers to Calamos Advisors LLC, a Delaware limited liability company, registered investment advisor and wholly owned subsidiary of Holdings. “CFS” refers to Calamos Financial Services LLC, a Delaware limited liability company, registered broker-dealer and wholly owned subsidiary of Holdings. “CPL” refers to Calamos Partners LLC, a Delaware limited liability company, registered investment advisor and wholly owned subsidiary of Holdings. “CPM” refers to Calamos Property Management LLC, a Delaware limited liability company and wholly owned subsidiary of Holdings. “The Calamos Interests” refers to Calamos Family Partners, Inc. (CFP), a Delaware corporation, and John P. Calamos, Sr., the chairman, chief executive officer and co-chief investment officer of the Corporation. Mr. Calamos holds the controlling interest in CFP.

(2)	Summary of Significant Accounting Policies

Principles of Consolidation and Use of Estimates

The consolidated financial statements include the financial statements of the Company, its wholly owned subsidiaries and its interest in Calamos Equity Opportunities Fund LP and Calamos Market Neutral Opportunities Fund LP. Additionally, the consolidated statements included the financial results of Calamos Global Funds PLC for a portion of the periods presented, as discussed below. All significant intercompany balances and transactions have been eliminated. Certain amounts for prior periods have been reclassified to conform to the current year’s presentation.

The Calamos Interests’ combined 78.7% interest in Holdings at December 31, 2008 and 2007, is represented as a minority interest in the Company’s financial statements. Income (loss) before minority interest in Calamos Holdings LLC and income taxes, which was $(132.8) million and $203.0 million for the years ended December 31, 2008 and 2007, respectively, included approximately $0.3 million and $1.3 million of investment income during the same periods on cash, cash equivalents and investments held solely by CAM. This portion of CAM’s investment income is not reduced by any minority interests.

CPL is the general partner of Calamos Market Neutral Opportunities Fund LP and was the general partner of Calamos Equity Opportunities Fund LP, private investment partnerships that are primarily comprised of highly liquid marketable securities. Substantially all the activities of these partnerships (collectively, the Partnerships) are conducted on behalf of the Company and its related parties; therefore, the Company consolidates the financial results of the Partnerships into its results. During the second quarter of 2008, Calamos Equity Opportunities Fund LP was liquidated.

In the fourth quarter of 2007, the Company established Calamos Global Funds PLC (Offshore Funds), which is comprised of four Ireland-based offshore mutual funds. Until December 2008 the Offshore Funds were majority-owned by the Company and, as a result, the Company consolidated the results of the Offshore Funds with its own results. During December 2008, the Offshore Funds were no longer majority-owned by the Company; therefore, the Company no longer consolidates the financial results of the Offshore Funds with its own results.

The assets and liabilities of the Partnerships and of the Offshore Funds, when consolidated, are presented on a net basis as partnership investments and offshore funds in the consolidated statements of financial condition, and the total income (loss) is included in investment and other income (loss) in the consolidated statements of operations. Partnerships and Offshore Funds are presented on a net basis in order to provide more transparency to the financial position and results of the core operations of the Company. The underlying assets and liabilities that are being

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consolidated are described in note 5. The minority interests of the Partnerships and of the Offshore Funds, when consolidated, are presented as minority interest in partnership investments and offshore funds in the respective financial statements.

Beginning in December 2008, the Company’s investment in the Offshore Funds is classified as an available-for-sale security and reported as investment securities in the consolidated statement of financial condition, and unrealized gains and losses attributable to the Offshore Funds are excluded from earnings and are reported, net of minority interest and income tax, as a separate component of stockholders’ equity until realized.

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

The fair value of long-term debt, which has a carrying value of $125.0 million, was approximately $131.5 million at December 31, 2008. Fair value estimates are calculated using discounted cash flows based on the Company’s incremental borrowing rates for the debt and market prices for similar bonds at the measurement date. This method of assessing fair value may differ from the actual amount realized.

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

From time to time the Company enters into derivative contracts to mitigate the negative impact changes in security prices have on our investment portfolio. Typically, the Company does not measure effectiveness or meet the criteria for hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and therefore, changes in the fair value of these instruments are recorded in investment and other income in the consolidated statements of operations.

The Company classifies derivative securities owned by Holdings as trading securities as the Company intends to close these positions in the near term. Unrealized gains and losses on trading securities are included in investment and other income in the consolidated statements of operations. All other securities owned by Holdings and all securities owned by CAL and CPM are recorded as available-for-sale securities as the Company does not intend to sell these securities in the near term. Unrealized gains and losses on available-for-sale securities are excluded from earnings and are reported, net of minority interest and income tax, as a separate component of stockholders’ equity

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.

As a registered broker-dealer, CFS is required to mark to market all investment securities it owns (CFS Securities) and record all changes in the value of its securities in current earnings. As such, unrealized gains and losses on these securities are included in investment and other income in the consolidated statements of operations.

On a quarterly basis, the Company conducts reviews to assess whether other-than-temporary impairment exists on its available-for-sale investment securities. Changing economic conditions, global, regional, or changes related to specific issuers or industries could adversely affect these values. Impairment adjustments are recognized in the consolidated statements of operations as a realized loss within investment and other income with a corresponding change to accumulated other comprehensive income, as applicable.

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

Compensation Plans

The Company has an incentive stock plan that provides for grants of restricted stock unit (RSU) awards and stock option awards for certain employees of the Company. RSUs are convertible on a one-for-one basis into shares of the Company’s common stock. Stock option awards are based on shares of the Company’s common stock. The Company estimates the fair value of the options as of the grant date using the Black-Scholes option-pricing model and recognizes the cost of stock-based compensation based on the grant-date fair value of the award. The Company records compensation expense on a straight-line basis over the service period.

Revenue Recognition

The Company earns investment management fees by providing services pursuant to the terms of the underlying advisory contract. Fees are based on a contractual investment advisory fee applied to the assets in each portfolio. Any fees collected in advance are deferred and recognized over the period earned. Performance-based advisory fees from certain separate accounts are recognized annually upon completion of the contract year and based upon either (1) the positive difference between the investment returns on a client’s portfolio compared to a benchmark index or (2) the absolute percentage of gain in the client’s account. Performance-based advisory fees from Mutual Funds are recognized monthly when earned and are based upon the positive difference between the investment returns on a client’s portfolio compared to a benchmark index.

Distribution and underwriting fees consist primarily of Rule 12b-1 distribution and/or service fees from the Funds, contingent deferred sales charges (CDSC) on the redemption of Fund shares and sales charges earned on mutual fund shares. 12b-1 fees are accrued monthly as services are performed and are based on the average daily assets of the Funds. CDSC fees are recorded on a trade date basis when earned, and sales charges are recorded on the

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

settlement date. The use of settlement date rather than trade date does not have a material effect on the Company’s financial statements.

Net Interest Income (Expense)

Net interest income (expense) represents interest expense incurred on debt and interest income generated from cash and cash equivalents. Interest income is recognized when earned, and interest expense is recorded when incurred.

Investment and Other Income

Investment and other income is primarily comprised of realized gains (losses) and unrealized gains (losses) on (1) trading securities, (2) CFS securities, (3) partnership investments and (4) Offshore Funds when consolidated, as well as dividend income. Dividend income is recognized on the record date.

Deferred Sales Commissions

Deferred sales commissions are commissions advanced by the Company on the sale of Class B and Class C shares of the Funds. Deferred sales commissions are amortized on a straight-line basis over the period in which 12b-1 fees are received, not to exceed 12 months for Class C shares and 96 months (8 years) for Class B shares. Because 12b-1 fees cease upon redemption of shares, amortization expense is accelerated when shares are redeemed, resulting in the reduction of the deferred sales commission asset.

The Company evaluates the carrying value of its deferred sales commissions on an annual basis. In its impairment analysis, the Company compares the carrying value of the deferred sales commission asset to the undiscounted cash flow expected to be generated by the asset over its remaining useful life to determine whether impairment has occurred. If the carrying value of the asset exceeds the undiscounted cash flow, the asset is written down to fair value based on discounted cash flows. Impairment adjustments are recognized in the consolidated statements of operations as a component of amortization of deferred sales commissions. As of each reporting period presented, the Company determined that no impairment of the deferred sales commission asset existed.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Although valuation allowances may be established to reduce the amounts expected to be realized, there were no deferred tax asset valuation allowances at December 31, 2008 or 2007.

Future interest or penalties related to uncertain tax positions are recognized in income tax expense when determined. The Company did not have any accrued interest or penalties related to uncertain tax positions at December 31, 2008

Earnings (Losses) Per Share

Basic earnings (losses) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of Class A and Class B common stock outstanding during each year. Shares issued and repurchased during the year are weighted for the portion of the year that they were outstanding. Diluted earnings (losses) per share reflects the potential dilution that would occur if restricted stock units (RSUs) and stock options granted to participants of our incentive compensation plan and membership units held by Calamos Interests were exercised or converted into common stock. In periods when using actual diluted shares results in anti-

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

dilution, income (loss) available to common stockholders and the number of shares outstanding used for basic earnings (losses) per share is used in calculating diluted per share results.

(3)	Related-Party Transactions

CAL provides investment management and portfolio accounting services to the Funds and the Closed-End Funds. CFS acts as the sole distributor of the Funds. The Company earns management, distribution and portfolio accounting fees for these services that are accrued and settled monthly. The Company receives fees for its management services to private investment pools, which are paid on a monthly basis in the form of additional investment units in the pools. The table below summarizes the total fees earned from affiliates identified above during the years ended December 31, 2008, 2007 and 2006:

(in thousands)	2008	2007	2006

Investment management fees from:
The Funds	$165,638	$205,171	$209,799
The Closed-End Funds	54,492	60,186	52,462
Private investment pools	—	57	279

Totals	$220,130	$265,414	$262,540

Distribution and underwriting fees from the Funds	$106,316	$134,017	$138,185

Portfolio accounting fees from:
The Funds	$2,516	$3,074	$3,154
The Closed-End Funds	701	784	700

Totals	$3,217	$3,858	$3,854

Dragon Leasing Corporation (Dragon) is an affiliated company controlled by an executive officer of the Company. CAL is party to a non-exclusive aircraft lease agreement with Dragon whereby CAL has use of an airplane for business travel. Under this agreement CAL agrees to pay for maintenance and transportation services which are reflected in general and administrative expense. The table below summarizes total service fees incurred during the years ended December 31, 2008, 2007 and 2006 and the net payable balance as of December 31, 2008, 2007 and 2006.

(in thousands)	2008	2007	2006

General and administrative	$1,042	$876	$934

Net payable to Dragon	$(125)	$(39)	$(32)

Beginning in November 2004, CAL had been party to a Joint Use and Management Agreement (JUMA) with Aspen Executive Air, LLC (AEA), a company in which an executive officer of the company had maintained an indirect beneficial interest. Under the JUMA, CAL had agreed to pay for aircraft management services from AEA as well as other aircraft related expenses. These expenses are included in general and administrative expense in the consolidated statements of operations. Effective in January 2006, the JUMA was amended to provide for the Company’s delivery of pilot services to AEA at an established rate per flight hour. These services are classified as other income and included in investment and other income (loss) in the consolidated statements of operations. The JUMA was terminated as of November 13, 2008. The table below summarizes total fees paid to AEA and income

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

earned from AEA during the twelve months ended December 31, 2008, 2007 and 2006 and the net payable balance as of December 31, 2008, 2007 and 2006.

(in thousands)	2008	2007	2006

General and administrative	$489	$648	$386

Other income	$95	$285	$354

Net payable to AEA	$—	$(101)	$(11)

Holdings is party to a six-year lease with 1111 Warrenville Road LLC, a subsidiary of Calamos Property Holdings LLC (CPH). Rent under the lease commenced in August 2005 and will end December 31, 2010. Annual base rent payments were approximately $466,000 for the year ended December 31, 2008 and will increase 3% annually.

Holdings is party to a 20-year lease with 2020 Calamos Court LLC, a subsidiary of CPH, with respect to the corporate headquarters constructed for the Company’s occupancy. Rent under the lease commenced in April 2005 and will end on May 31, 2025. Annual base rent payments were approximately $3.1 million for the year ended December 31, 2008 and will increase 3% annually for the remaining term of the lease. Holdings may not terminate the lease unless a casualty, condemnation or material temporary taking affects all or a substantial portion of the leased premises. 2020 Calamos Court LLC may only terminate the lease upon specified events of default, which are subject to applicable grace periods.

Holdings is party to an agreement with Primacy Business Center LLC (Primacy), a subsidiary of CFP, where office space is subleased to Primacy. During 2008, Holdings recognized sublease rental income of approximately $818,000 which is classified as other income and included in investment and other income (loss) in the consolidated statements of operations.

Holdings is party to a 20-year lease with 2020 Calamos Court Annex LLC, a subsidiary of CPH, with respect to the cafeteria in the corporate headquarters. Rent under the lease commenced in December 2005 and will end on May 31, 2025. Annual base rent and operating expenses were approximately $280,000 for the year ended December 31, 2008 and will increase 3% annually.

Holdings is party to an agreement with CF Restaurant Enterprises LLC (CFR), a subsidiary of CFP, where CFR provides lunch and food services through an independent manager to Holdings. Holdings guarantees minimum daily revenues and CFR agrees that certain quantities and combinations of food and beverage will be available at a predetermined price. During 2008, Holdings incurred expense of $980,000 related to this agreement which is included in general and administrative expense in the consolidated statements of operations.

Holdings is party to a 7.5 year lease with CityGate Centre I LLC, a subsidiary of CPH, with respect to office space located in Naperville, Illinois. Rent under the lease commenced in May 2008 and will end on April 30, 2015. Initial monthly base rent and operating expenses were approximately $73,000, which increase 2.5% annually beginning in November 2008. Holdings has been granted two options to extend the term of the lease for five years each, and has a right of first offer to lease additional contiguous space in the building.

CFP and CPH have entered into a Management Services and Resources Agreement with CAM, and Dragon has entered into a Management Services Agreement with CAM. Pursuant to these agreements, as amended, the parties provide to each other certain services and resources, including furnishing office space and equipment, providing insurance coverage, overseeing the administration of their businesses and providing personnel to perform certain management and administrative services. These agreements have a term of one year and are renewable annually. The agreements are terminable on 30 days notice by either party. In accordance with the terms of the agreements, the parties have agreed to pay each other an amount equal to the direct out-of-pocket expenses paid or incurred plus an allocation of indirect expenses such as employee compensation and benefits.

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes total management service fees incurred, as expense allocations, during the twelve months ended December 31, 2008, 2007 and 2006 and the net receivable (payable) balance as of December 31, 2008, 2007 and 2006.

(in thousands)	2008	2007	2006

Expense allocated from the Company to Dragon	$54	$61	$73
Expense allocated from the Company to CFP	2,011	2,106	1,394
Expense allocated from the Company to CPH	431	237	229

Total expenses allocated from the Company to affiliates	2,496	2,404	1,696
Expense allocated from CPH to the Company	1,653	1,859	1,210

Net expense allocated from the Company to affiliates	$843	$545	$486

Net receivable for management services from Dragon	$6	$4	$4

Net receivable (payable) for management services from CFP	$48	$27	$(7)

Net receivable for management services from CPH	$26	$19	$8

As a result of the control exercised by CFP, none of our agreements with them and other companies controlled by them are deemed to be negotiated on “arm’s length” terms. However, any such agreements since our initial public offering have been approved in accordance with the Conflict of Interests Policy contained in our Second Amended and Restated Certificate of Incorporation.

(4)	Investment Securities

The following table provides a summary of investment securities owned as of December 31, 2008 and 2007. Other investment securities consist primarily of common stock and put options on equity securities.

	2008
	Available-	Trading	CFS	Total
(in thousands)	for-Sale	Securities	Securities	Securities

Mutual Funds
Equity	$66,947	$—	$32,671	$99,618
Balanced	436	—	—	436
Fixed income	72,418	—	—	72,418
High yield	380	—	—	380
Other	172	—	—	172

Total mutual funds	140,353	—	32,671	173,024
Other investment securities	—	14,288	131	14,419

	$140,353	$14,288	$32,802	$187,443

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2007
	Available-	CFS	Total
(in thousands)	for-Sale	Securities	Securities

Mutual Funds
Equity	$322,344	$3,095	$325,439
Balanced	90,049	722	90,771
Fixed income	114,439	—	114,439
High yield	3,663	—	3,663
Other	245	227	472

Total mutual funds	530,740	4,044	534,784
Other investment securities	430	262	692

	$531,170	$4,306	$535,476

Of the $173.0 million and $534.8 million investments in mutual funds at December 31, 2008 and 2007, respectively, $140.9 million and $364.3 million was invested in affiliated mutual funds.

During 2008, the Company sold $368.2 million of investment securities and, based on the specific identification of the cost basis, realized a net loss of $134.2 million. The following table provides a summary of changes in and results from certain investment activities for the years ended December 31, 2008, 2007 and 2006.

(in thousands)	2008	2007	2006

Available-for-sale securities:
Proceeds from sale	$368,233	$7	$18

Gross realized gains on sales	21,022	3	10

Gross realized losses on sales	(155,174)	—	—

Unrealized gains (losses)	(724)	9,683	10,112

Net gains (losses) reclassified out of accumulated other comprehensive income to earnings	(148,729)	3	10

Trading securities:
Unrealized gains (losses)	3,963	—	—

CFS securities:
Unrealized gains (losses)	(17,680)	385	(63)

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The cumulative net unrealized gains (losses) on available-for-sale securities consisted of the following as of December 31, 2008 and 2007:

(in thousands)	2008	2007

Total cumulative unrealized gains on available-for-sale securities with net gains:
Mutual Funds
Equity	$160	$39,461
Balanced	—	5,860
Fixed income	678	1,022
Other	—	5

Total mutual funds	838	46,348
Other investment securities	—	297

Total gains	838	46,645
Total cumulative unrealized losses on available-for-sale securities with net losses:
Mutual Funds
Equity	(75)	(7,073)
Balanced	(346)	(17)
Fixed income	—	(334)
High yield	(272)	(272)
Other	(46)	—

Total mutual funds	(739)	(7,696)
Other investment securities	—	(475)

Total losses	(739)	(8,171)

Total cumulative net unrealized gains (losses) on available-for-sale securities	$99	$38,474

The aggregate fair value of available-for-sale investment securities that were in an unrealized loss position at December 31, 2008 and 2007 was $1.1 million and $226.2 million, respectively. The cumulative losses on securities that had been in a continuous loss position for 12 months or longer were immaterial as of December 31, 2008 and 2007.

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

The Company determined that an other-than temporary impairment on certain of its investment securities existed at December 31, 2008 and, as a result, recorded a realized loss on its investment portfolio of $14.6 million, or $1.9 million net of minority interests and income taxes, in the fourth quarter of 2008.

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	Partnership Investments and Offshore Funds

Presented below are the underlying assets and liabilities of the Partnerships and the Offshore Funds that the Company reports on a net basis as partnership investments and offshore funds in its consolidated statements of financial condition as of December 31, 2008 and 2007.

(in thousands)	2008	2007

Calamos Equity Opportunities Fund LP:
Securities owned	$—	$111,142
Securities sold but not yet purchased	—	(24,838)
Accrued expenses and other current liabilities	—	(1,478)
Other current assets	—	20

Calamos Equity Opportunities Fund LP securities, net	—	84,846
Calamos Market Neutral Opportunities Fund LP:
Securities owned	27,038	81,361
Securities sold but not yet purchased	(5,697)	(22,372)
Accrued expenses and other current liabilities	(7,525)	(5,178)
Other current assets	886	1,028

Calamos Market Neutral Opportunities Fund LP securities, net	14,702	54,839
Calamos Global Funds PLC:
Securities owned	—	200,196
Other current assets	—	5,107
Accrued expenses and other liabilities	—	(2,045)

Calamos Global Funds PLC	—	203,258
Investment in other partnerships	13,769	10,061

Partnership investments and offshore funds	$28,471	$353,004

During the second quarter of 2008, the Company liquidated Calamos Equity Opportunities Fund LP with total proceeds of $29.3 million. The Company recorded losses of $18.9 million for the twelve months ended December 31, 2008, which were offset by the minority interests’ portion of $10.8 million. As of December 31, 2007, the Company had a net interest of $37.2 million (43.9%) in Calamos Equity Opportunities Fund LP. The minority interests owned 56.1% of Calamos Equity Opportunities Fund LP at December 31, 2007 and are presented in the consolidated statements of financial condition as minority interest in partnership investments and offshore funds.

As of December 31, 2008 and 2007, the Company had a net interest of $13.4 million (91.2%) and $53.3 million (97.2%) in Calamos Market Neutral Opportunities Fund LP, respectively. The minority interests owned 8.8% and 2.8% of Calamos Market Neutral Opportunities Fund LP at December 31, 2008 and 2007, and are presented in the consolidated statements of financial condition as minority interest in partnership investments and offshore funds. During 2008, the Company sold $30.0 million of its investment in the partnership and realized a loss of $6.1 million.

As of December 31, 2007, the Company had a net interest of $203.3 million (100%) in Calamos Global Funds PLC. As of December 31, 2007, the Company’s investment in Offshore Funds is presented in the consolidated statement of financial condition as partnerships and offshore funds. In December 2008, the Company sold $81.9 million of its investment in the Offshore Funds and, based on a specific identification of the cost basis, realized a loss of $56.1 million. Following this sale, the Company is no longer the majority owner of the Offshore Funds. As a result, as of December 31, 2008 the Company’s investment in Offshore Funds is recorded at the net asset

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value of its investment and is classified as an available-for-sale security in investment securities in the consolidated statement of financial condition.

As of December 31, 2008 and 2007, the Company held non-controlling interests in certain other partnerships, and therefore, accounted for these investments using the equity method. These investments are presented collectively as investment in other partnerships in the table above.

(6)	Fair Value Measurements

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

SFAS No. 157 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows: Level 1 — observable inputs such as quoted prices in active markets; Level 2 — inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and Level 3 — unobservable inputs in which there is little or no market data, and require the reporting entity to develop its own assumptions. At December 31, 2008, the Company did not have any positions in Level 3 securities. For assets recorded at fair value, the Company uses a market approach.

The following provides the hierarchy of inputs used to derive the fair value of the Company’s investment securities, securities owned by the Partnership Investments and securities sold but not yet purchased as of December 31, 2008. Foreign currency contracts are included in securities owned by partnership investments on a net basis where the right of offset exists. There was no net impact of these positions at December 31, 2008.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
(in thousands)	December 31,	Identical Assets	Observable Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)

Investment securities (note 4)	$187,443	$187,443	$—	$—
Securities owned by Partnership Investments (note 5)	27,038	9,278	17,760	—
Securities sold but not yet purchased (note 5)	(5,697)	(5,446)	(251)	—

Total	$208,784	$191,275	$17,509	$—

(7)	Property and Equipment

At December 31, 2008 and 2007, property and equipment and related accumulated depreciation were as follows:

(in thousands)	2008	2007

Furniture, fixtures, and equipment
Cost	$72,777	$70,261
Accumulated depreciation	31,719	21,841

Furniture, fixtures, and equipment, net	$41,058	$48,420

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)	Debt

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

In December 2008, the Company prepaid $400 million of its outstanding long-term debt and negotiated modifications to its debt covenants. The Company recorded $37.5 million of debt extinguishment costs in the consolidated statements of operations that was comprised of make-whole payments of $34.9 million, unamortized debt offering costs of $1.8 million and other expenses of $0.8 million.

Under the amended note purchase agreements governing the terms of these notes, Holdings must maintain certain consolidated net worth in addition to leverage, investment and interest coverage ratios. The amended note purchase agreements also contains other covenants that, among other things, restrict the ability of Holdings’ subsidiaries to incur debt and restrict the ability of Holdings or its subsidiaries to create liens and to merge or consolidate, or sell or convey all or substantially all of Holdings’ assets and places certain limitations on distributions and redemptions of equity interests. As of December 31, 2008, the Company was in compliance with all covenants.

The table below summarizes the outstanding debt balance at December 31, 2008 and 2007.

(in thousands)	2008	2007

Senior unsecured notes
5.24% notes due April 29, 2011	$32,886	$150,000
6.33% notes due July 15, 2014	46,160	197,000
6.52% notes due July 15, 2017	22,100	85,000
6.67% notes due July 15, 2019	23,854	93,000

Total senior unsecured notes	125,000	525,000
Less current portion	—	—

Total long-term debt	$125,000	$525,000

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9)	Minority Interest in Calamos Holdings LLC

Minority interest in Calamos Holdings LLC represents the Calamos Interests’ aggregate ownership interest of 78.7% in Holdings at December 31, 2008 and 2007, and is derived by multiplying the historical equity of Holdings by their aggregate ownership percentage for the periods presented. Issuances and repurchases of CAM’s common stock result in changes to CAM’s ownership percentage and to the minority interests’ ownership percentage of Holdings. The Company’s corresponding changes to stockholders’ equity are reflected in the consolidated statements of changes in stockholders’ equity. Income is allocated to minority interests based on the average ownership interest during the period in which the income is earned. A rollforward of minority interest for the years ended December 31, 2007 and 2008 is presented below:

(in thousands)

Minority interest at December 31, 2006	$319,513

Income allocated to minority interests	156,583
Changes in unrealized gains on available-for-sale securities	7,242
Sale of membership units to Calamos Holdings LLC	(47,493)
Cumulative impact of changes in ownership of Calamos Holdings LLC units	6,985
Compensation expense recognized under stock incentive plans	5,264
Dividend equivalent accrued under stock incentive plans	(404)
Tax distributions	(61,605)
Equity distributions	(33,880)

Minority interest at December 31, 2007	$352,205
Income (loss) allocated to minority interests	(104,494)
Changes associated with available-for-sale securities	(30,029)
Sale of membership units to Calamos Holdings LLC	(27,469)
Capital contribution	50,853
Cumulative impact of changes in ownership of Calamos Holdings LLC units	(989)
Compensation expense recognized under stock incentive plans	5,627
Dividend equivalent accrued under stock incentive plans	79
Tax distributions	(57,057)
Equity distributions	(29,741)

Minority interest at December 31, 2008	$158,985

(10)	Common Stock

All shares of Class A Common Stock and Class B Common Stock are identical and entitle the holders to the same rights and privileges, except that the holders of Class B Voting Common Stock possess super-voting rights in the Company, unless otherwise required by law.

(11)	Profit Sharing Plan

The Company contributes to a defined contribution profit sharing plan (the PSP Plan) covering substantially all employees. Contributions to the PSP Plan are at the discretion of the Company. For the years ended December 31, 2008, 2007 and 2006, the Company recorded expense for the contributions to the PSP Plan in the amounts of $1.8 million, $3.4 million and $2.2 million, respectively. This expense is included in employee compensation and benefits on the consolidated statements of operations.

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(12)	Stock Based Compensation

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

RSUs entitle each recipient to receive a share of Class A common stock and a dividend equivalent to the actual dividends declared on CAM’s Class A common stock. RSUs are granted with no strike price and, therefore, the Company receives no proceeds when the RSUs vest. These awards, including accrued dividends, vest at the end of the restriction period, generally between four and six years after the grant date, and are expensed on a straight line basis over this period. During 2008 and 2007, 358,722 and 256,469 restricted stock units with an estimated fair value of $7.1 million and $7.1 million, respectively, were awarded to employees of the Company in accordance with the provisions of the plan. A summary of the RSU activity follows:

		Weighted
	Number	Average Fair
	Of	Value of RSUs
	Shares	Granted

Outstanding at December 31, 2005	1,414,862	$18.79

Granted	134,117	35.08
Forfeited	(26,940)	24.33
Exercised upon vesting	(233,599)	18.00

Outstanding at December 31, 2006	1,288,440	20.51

Granted	256,469	27.58
Forfeited	(267,390)	20.44
Exercised upon vesting	(231,249)	18.00

Outstanding at December 31, 2007	1,046,270	22.82

Granted	358,722	19.92
Forfeited	(115,707)	22.81
Exercised upon vesting	(246,204)	18.00

Outstanding at December 31, 2008	1,043,081	22.96

Converted during the year ended December 31:
2006	161,898	18.00
2007	162,184	18.00
2008	173,605	18.00

At December 31, 2008, the Company had 1,043,081 RSUs outstanding with a weighted average remaining contractual life of 3.8 years and an aggregate intrinsic value of $7.7 million. The weighted average fair value of RSUs at the date of grant for the years ended December 31, 2008 and 2007 was $19.92 and $27.58 per share, respectively. The aggregate intrinsic value and the fair value of RSUs exercised and vested during 2008 and 2007 were $5.8 million and $6.2 million, respectively.

During 2008, 246,204 RSUs were exercised and, after 72,599 units were withheld for taxes, 173,605 RSUs were converted, on a one-for-one basis, for shares of CAM’s Class A common stock. The total intrinsic value and the fair value of the converted shares was $4.0 million. The total tax benefit realized in connection with the exercise

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the RSUs during 2008 was $527,000, as the Company receives tax benefits based upon the portion of Holdings’ income that it recognizes. During 2007, 231,249 RSUs were exercised and, after 69,065 units were withheld for taxes, 162,184 RSUs were converted, on a one-for-one basis, into shares of CAM’s Class A common stock. The total intrinsic value and the fair value of the converted shares was $4.4 million. The total tax benefit realized in connection with the exercise of the RSUs during 2007 was $588,000.

Stock options entitle each recipient to purchase a share of Class A common stock in exchange for the stated exercise price upon vesting of each award. Under the plan, the exercise price of each option, which has a 10-year life, equals the market price of the company’s stock on the date of grant. The weighted average fair value of options at the date of grant for the years ended December 31, 2008 and 2007 was $6.66 and $10.70 per option, respectively. These awards vest at the end of the restriction period, generally between four and six years after the grant date. The fair value of the award is expensed on a straight line basis over the vesting period. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2008	2007	2006

Dividend yield	2.10%-2.27%	1.67%	1.02%-1.42%
Expected volatility	35%	35%	33%-35%
Risk-free interest rate	3.3%-4.7%	4.7%	4.6%-5.0%
Expected life	7.5 years	7.5 years	7.5 years

During 2008 and 2007, 1,076,166 and 769,407 stock options with an estimated fair value of $7.2 million and $8.2 million, respectively, were awarded to employees of the Company in accordance with the provisions of the plan. Summarized information on the Company’s outstanding stock options at December 31, 2008 is as follows:

	Options Outstanding			Options Exercisable
		Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise	of	Contractual	Option	of	Option
Prices	Shares	Life	Price	Shares	Price

$18.00	516,164	5.8 years	$18.00	173,655	$18.00
$19.79-$29.11	1,770,890	8.4 years	23.82	—	—
$35.43	301,272	7.1 years	35.43	—	—

	2,588,326	7.7 years	24.01	173,655	$18.00

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the stock option activity follows:

		Weighted
	Number	Average
	Of	Exercise
	Shares	Price

Outstanding at December 31, 2005	1,009,967	$21.35

Granted	402,349	35.08
Forfeited	(77,218)	24.63
Exercised	—	—

Outstanding at December 31, 2006	1,335,098	25.30

Granted	769,407	27.58
Forfeited	(290,920)	24.73
Exercised	—	—

Outstanding at December 31, 2007	1,813,585	26.35

Granted	1,076,166	19.92
Forfeited	(301,425)	23.54
Exercised	—	—

Outstanding at December 31, 2008	2,588,326	24.01

Exercisable at December 31:
2006	—	—
2007	—	—
2008	173,655	18.00

At December 31, 2008, the Company had 2,588,326 stock options outstanding with a weighted average remaining contractual life of 7.7 years and no intrinsic value as the exercise price exceeded the market value of the stock for all outstanding options. As of December 31, 2008, 173,655 stock options granted under this plan were exercisable.

During the year ended December 31, 2008, compensation expense recorded in connection with the RSUs and stock options was $7.1 million of which $1.5 million, after giving effect to the minority interests, was credited as additional paid-in capital. For the twelve months ended December 31, 2007, compensation expense recorded in connection with the RSUs and stock options was $6.8 million of which $1.5 million, net of minority interest, was credited as additional paid-in capital. The amount of deferred tax asset created was $545,000, $608,000 and $535,000 during the years ended December 31, 2008, 2007 and 2006, respectively. At December 31, 2008, approximately $57.4 million of total unrecognized compensation expense related to nonvested stock option and RSU awards is expected to be recognized over a weighted-average period of 3.9 years.

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(13)	Non-Operating Income (Loss)

Non-operating income (loss) was comprised of the following for the years ended December 31, 2008, 2007 and 2006:

(in thousands)	2008	2007	2006

Interest income	$2,334	$16,706	$13,149
Interest expense	(32,010)	(19,555)	(8,145)

Net interest income (expense)	(29,676)	(2,849)	5,004
Capital gain (loss) and dividend income	(162,977)	21,460	4,352
Unrealized appreciation (depreciation)	(132,834)	11,953	1,979
Miscellaneous other income (loss)	(1,070)	935	1,072

Investment and other income (loss)	(296,881)	34,348	7,403
Debt extinguishment cost	(37,498)	—	—
Minority interest in partnership investments	72,156	(1,598)	(26)

Total non-operating income (loss)	$(291,899)	$29,901	$12,381

(14)	Income Taxes

The provision for income taxes for the years ended December 31, 2008, 2007 and 2006 consist of the following:

(in thousands)	2008	2007	2006

Current:
Federal	$(1,090)	$8,404	$10,860
State	(355)	2,001	2,590

Total current income taxes	(1,445)	10,405	13,450

Deferred:
Federal	(8,444)	6,672	7,531
State	6,102	1,589	1,789

Total deferred income taxes	(2,342)	8,261	9,320

Total income taxes	$(3,787)	$18,666	$22,770

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

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2004. The Internal Revenue Service (IRS) completed its examination of the Company’s U.S. income tax returns for years 2004 — 2006 in the third quarter of 2008. The IRS has proposed adjustments that increase Holdings’ taxable income by $1.3 million (plus additional amounts that may be asserted by the IRS as penalties), approximately 23% of which will be attributed to CAM. Holdings’ proposed penalties are currently under appeal. The proposed adjustments have not been appealed and will be recorded as a tax liability when known.

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reconciles the statutory federal income tax rate to the effective income tax rate for the years ended December 31, 2008, 2007 and 2006, respectively.

	2008	2007	2006

Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
Effect of higher tax rates in carryback period	0.6%	0.0%	0.0%
State income taxes, net of federal tax benefits	2.0%	5.0%	5.0%
Other non-deductible items	(0.3)%	0.2%	0.1%
Impact on net deferred tax assets from change in statutory income tax rate	(23.9)%	—	—

Effective income tax rate	13.4%	40.2%	40.1%

Deferred income taxes reflect the expected future tax consequences of temporary differences between carrying amounts and tax bases of the Company’s assets and liabilities. The significant components of deferred income taxes at December 31, 2008 and 2007 are as follows:

(in thousands)	2008	2007

Deferred tax assets:
Intangible assets	$82,006	$97,290
Capital loss carryforward	10,850	—
Other	4,918	984

Total deferred tax assets	97,774	98,274

Deferred tax liabilities:
Unrealized net holding gains on investments of available-for-sale securities	96	3,191
Deferred sales commission	1,360	2,808
Other	712	1,991

Total deferred tax liabilities	2,168	7,990

Net deferred tax assets	$95,606	$90,284

Deferred tax assets and liabilities are reflected on the Company’s consolidated statements of financial condition as a net deferred tax asset. The current and non-current portions of the net deferred tax asset were $11.8 million and $83.8 million, respectively, at December 31, 2008 and $6.9 million and $83.4 million at December 31, 2007.

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

In 2008, the Company recorded a net deferred income tax asset of $10.8 million as a result of a net recognized capital loss of $34.7 million. The Company intends to file amended returns for tax years 2005 through 2007 to carry back $5.4 million of the capital losses. The remaining $29.3 million is a capital loss carryforward that will expire in 2013 if not used prior to that time. The Company believes that all deferred income tax assets will be realized; therefore, no valuation allowances have been established.

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2008, the Company had no material unrecognized tax benefits and it does not anticipate any unrecognized tax benefits arising in the next 12 months that would result in a material change to its financial position. A reconciliation is not provided, as the beginning and ending amounts of unrecognized benefits are zero with no interim additions, reductions or settlements.

(15)	Earnings (Losses) Per Share

The following table reflects the calculation of basic and diluted earnings (losses) per share:

(in thousands, except per share amounts)	2008	2007	2006

Earnings (losses) per share — basic:
Earnings (losses) available to common shareholders	$(24,521)	$27,745	$34,008
Weighted average shares outstanding	19,753	22,297	23,162

Earnings (losses) per share	$(1.24)	$1.24	$1.47

Earnings (losses) per share — diluted:
Income (loss) before minority interest in Calamos Holdings LLC and income taxes	$(132,802)	$202,994	$243,409
Less: Impact of revaluation of net deferred tax assets	32,888	—	—
Less: Impact of income taxes	(49,535)	81,644	97,607

Earnings (losses) available to common shareholders (1)	$(116,155)	$121,350	$145,802
Weighted average shares outstanding	19,753	22,297	23,162
Conversion of membership units for common stock	77,444	77,000	77,000
Dilutive impact of RSUs	252	386	523
Dilutive impact of stock options	—	78	120

Weighted average shares outstanding (2)	97,449	99,761	100,805

Earnings (losses) per share (1)(2)	$(1.24)	$1.22	$1.45

(1)	To determine the diluted earnings (losses) available to common shareholders, an effective tax rate of 37.3%, 40.2% and 40.1% was applied to income before minority interest in Calamos Holdings LLC and income taxes for 2008, 2007 and 2006, respectively. The losses available to common shareholders for 2008 presented above reflects the economic impact that the exchange of all Calamos Interests’ membership units in Holdings for shares of the Company’s Class A common stock on a one-for-one basis would have on the Company. In calculating diluted results per share for 2008 losses available to common shareholders for basic earnings per share of $24.5 million was used as the economic impact of the Calamos Interests’ exchange and the effect of stock-based compensation results in anti-dilution.

(2)	Diluted shares outstanding for 2008, 2007 and 2006 are calculated (a) assuming that Calamos Interests exchanged all of their membership units in Holdings for shares of the Company’s Class A common stock on a one-for-one basis at the beginning of each period presented and (b) including the effect of outstanding restricted stock unit and stock option awards. The number of diluted shares outstanding for 2008 presented above reflects the economic impact that (a) and (b) would have on the Company’ diluted shares outstanding. Because the Company generated a loss in 2008, the number of diluted shares outstanding used in calculating diluted results per share was 19.8 million, representing weighted average basic shares outstanding as the economic impact of the Calamos Interests’ exchange and the effect of stock-based compensation results in anti-dilution.

The Company uses the treasury stock method to reflect the dilutive effect of unvested restricted stock units (RSUs) and unexercised stock options on diluted earnings per share. Under the treasury stock method, if the average market price of common stock increases above the option’s exercise price, the proceeds that would be assumed to be

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table shows the number of shares which were excluded from the computation of diluted earnings per share as they were anti-dilutive:

	2008	2007	2006

Exchange of Calamos Interests’ membership units in Holdings for shares of Class A common stock on a one-for-one basis	77,444,069	—	—
Restricted stock units	755,876	—	127,493
Stock options	2,588,326	1,282,721	671,780

Total	80,788,271	1,282,721	799,273

(16)	Commitments and Contingencies

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

The Company leases office space and computer equipment under long-term operating leases expiring at various dates throughout fiscal year 2025. Lease expenses for years ended December 31, 2008, 2007 and 2006 were $4.9 million, $4.6 million and $4.5 million respectively. At December 31, 2008, the Company’s aggregate future minimum payments for operating leases having initial or non-cancelable terms greater than one year were payable as follows:

Minimum
(in thousands)	Payments

Year ended December 31:
2009	$4,535
2010	4,636
2011	4,224
2012	4,304
2013	4,409
Thereafter	52,805

Total minimum lease payments	$74,913

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(17)	Regulatory and Net Capital Requirements

As a broker-dealer, CFS is subject to the Securities and Exchange Commission’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, and requires that the ratio of aggregate indebtedness to net capital (net capital ratio), as defined, shall not exceed 15 to 1. As of December 31, 2008 and 2007, the net capital, the excess of the required net capital and the net capital ratio were as follows:

(Dollars in thousands)	2008	2007

Net capital	$26,240	$9,175
Excess of required net capital	$25,342	$7,352
Net capital ratio	0.51	2.98

CFS is not required to compute the Reserve Requirements under Exhibit A of Rule 15c3-3(k)(2)(i) or to include Information Relating to the Possession or Control Requirements under Rule 15c3-3, because the Registrant operates primarily with the purpose of distributing mutual fund shares and does not hold customer funds or safekeep customer securities.

(18)	Concentration Risk

For the years ended December 31, 2008, 2007 and 2006, total revenues derived from services provided to two Company-sponsored mutual funds, the Calamos Growth Fund and the Calamos Growth and Income Fund were as follows:

	2008	2007	2006

Calamos Growth Fund	40%	43%	48%
Calamos Growth and Income Fund	16%	17%	16%

(19)	Common Stock Repurchase and Capital Contribution

The Board of Directors authorized the Company to repurchase up to 4 million shares of Class A common stock, all of which have been repurchased. During 2007, the Company repurchased 2,452,100 shares at an aggregated cost of $60.6 million. During 2008, the Company repurchased 1,547,900 shares at an aggregated cost of $34.6 million. In order to provide CAM with cash to repurchase shares, CAM sold membership units to Holdings equal to the number of shares of Class A common stock that it repurchased, thus reducing CAM’s ownership in Holdings. The net impact of these transactions is presented in the consolidated statements of changes in stockholders’ equity.

During the third quarter of 2008, CAM contributed $33.3 million of investment securities to Holdings in exchange for 1,858,113 membership units and the Calamos Interests contributed $31.3 million of investment securities to Holdings in exchange for 1,747,628 membership units. The consolidated impact of the $64.6 million capital contribution was an increase of $13.8 million in additional paid-in capital and an increase of $50.9 million in minority interest in Holdings. The net effect of these contributions increased CAM’s ownership in Holdings by 1.1%. CAM did not issue shares of its Class A common stock in connection with these contributions. As a result, the membership units owned by CAM exceeds the shares of Class A common stock outstanding.

(20)	Subsequent Event

Effective March 1, 2009, stockholders holding a majority of the combined voting power of the outstanding shares of CAM’s Class A and Class B common stock consented to an amendment to its Amended and Restated Certificate of Incorporation where the (1) formula pursuant to which the Class B voting rights are determined was revised and (2) exchange ratio governing the amount of Class A shares issued upon exchange of the Calamos Interests’ ownership of Holdings was amended. After giving effect to the amendments, (i) the Class B stockholders are entitled to the same or fewer votes per share given the relative ownership interests in Holdings, and (ii) the exchange of Calamos Interests’ ownership in Holdings for shares of Class A common stock is based on a fair market

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value approach and results in the Calamos Interests being entitled to the same or fewer shares of Class A common stock.

(21)	Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS 141(R), Business Combinations, which establishes requirements for how the acquirer in a business combination recognizes, measures and discloses identified assets and goodwill acquired, liabilities assumed, and any noncontrolling interests. SFAS 141(R) is effective for the Company for any business combination with an acquisition date that is on or after January 1, 2009. The Company has evaluated the impact that the adoption of SFAS 141(R) will have on its financial statements and concluded it to be immaterial.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, which establishes accounting and reporting requirements for noncontrolling interest, which the Company currently refers to as minority interest. SFAS 160 requires noncontrolling interest to be reported as a component of equity on the consolidated statements of financial position and the amount of net income attributable to noncontrolling interest to be identified on the consolidated statements of income. SFAS 160 is effective for the Company beginning January 1, 2009, after which the presentation of minority interest will change accordingly.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133, which requires additional disclosures for derivative instruments and hedging activities. SFAS 161 is effective for the Company beginning January 1, 2009. The Company has evaluated the impact that the adoption of SFAS 161 will have on its financial statements and concluded it to be immaterial.

(PAGE INTENTIONALLY LEFT BLANK)

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

Management’s Report on Internal Control Over Financial Reporting and KPMG LLP’s Report of Independent Registered Public Accounting Firm are included in Item 8 of Part II, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Item 9B.	Other Information

None

PART III

Item 10.	Directors and Executive Officers of the Registrant

Management		Directors

John P. Calamos, Sr. Chairman, Chief Executive Officer and Co-Chief Investment Officer	James J. Boyne Senior Vice President, General Counsel and Secretary	John P. Calamos, Sr. Chairman, Chief Executive Officer and Co-Chief Investment Officer

Nick P. Calamos Senior Executive Vice President and Co-Chief Investment Officer	Gary J. Felsten Senior Vice President — Director of Human Resources	Nick P. Calamos Senior Executive Vice President and Co-Chief Investment Officer

James F. Baka Executive Vice President - Wealth Management	Cristina Wasiak Senior Vice President, Chief Financial Officer and Treasurer	G. Bradford Bulkley Founder Bulkley Capital, L.P.

Nimish S. Bhatt Senior Vice President and Director of Operations		Mitchell S. Feiger President and Chief Executive Officer MB Financial, Inc.

Richard W. Gilbert President Gilbert Communications, Inc.

Arthur L. Knight Private Investor and Business Consultant Former President and Chief Executive Officer Morgan Products, Ltd.

Additional information regarding the Directors and Executive Officers of the Company and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference from our definitive proxy statement for our 2009 Annual Meeting of Stockholders (the “Proxy Statement”).

The company has adopted a Code of Business Conduct and Ethics (the Code of Conduct) that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The company posts its periodic filings as well as other important communications and documents on the Investor Relations section of our website at (http://investors.calamos.com). We encourage shareholders and investors to visit our website and review such filings, communications and documents. The Code of Conduct is posted on our website and is also available in print free of charge to any shareholder who requests a copy. Interested parties may address a written request for a printed copy of the Code of Conduct to: Secretary, Calamos Asset Management, Inc., 2020 Calamos Court, Naperville, IL 60563. We intend to satisfy the disclosure requirement regarding any amendment to, or a waiver of, a provision of the Code of Conduct by posting such information on our website.

Item 11.	Executive Compensation

Information required for this Item is incorporated herein by reference to the registrant’s proxy statement for its annual meeting of shareholders on May 22, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required for this Item is incorporated herein by reference to the registrant’s proxy statement for its annual meeting of shareholders on May 22, 2009.

Item 13.	Certain Relationships and Related Transactions

Information required for this Item is incorporated herein by reference to the registrant’s proxy statement for its annual meeting of shareholders on May 22, 2009.

Item 14.	Principal Accounting Fees and Services

Information required for this Item is incorporated herein by reference to the registrant’s proxy statement for its annual meeting of shareholders on May 22, 2009.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report.

1. Financial Statements: See Item 8 of Part II.

2. Financial Statement Schedules: None.

3. List of Exhibits:

Exhibit
Number	Description of Exhibit

3(i)	Second Amended and Restated Certificate of Incorporation of the Registrant.
3(ii)	Second Amended and Restated By-laws of the Registrant.
4.1	Stockholders’ Agreement among John P. Calamos, Sr., Nick P. Calamos and John P. Calamos, Jr., certain trusts controlled by them, Calamos Family Partners, Inc. and the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 3, 2004).
4.2	Registration Rights Agreement between Calamos Family Partners, Inc., John P. Calamos, Sr. and the Registrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 3, 2004).
4.3	Note Purchase Agreement, dated as of July 13, 2007, by and among Calamos Holdings LLC and various institutional investors (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2007).
4.4	Waiver and First Amendment to 2007 Note Purchase Agreement, dated as of December 22, 2008, between Calamos Holdings LLC and various institutional investors (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2008).
4.5	Note Purchase Agreement, dated as of April 29, 2004, between Calamos Holdings LLC and various institutional investors (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2008).
4.6	Amendment No. 1 to Note Purchase Agreement dated as of October 15, 2004 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2008).
4.7	Waiver and Second Amendment to 2004 Note Purchase Agreement, dated as of December 22, 2008, between Calamos Holdings LLC and various institutional investors (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2008).
10.1	Employment Agreement between the Registrant and John P. Calamos, Sr. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 3, 2004).
10.2	Employment Agreement between the Registrant and Nick P. Calamos (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 3, 2004).
10.3	Amendment Number 1 to Employment Agreement between the Registrant and Nick P. Calamos (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2007).
10.4	Employment Agreement between the Registrant and James F. Baka (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities an Exchange Commission on May 7, 2008).
10.5	Omnibus Amendment Relating to Code Section 409A.

Exhibit
Number	Description of Exhibit

10.6	Calamos Asset Management, Inc. Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 3, 2004).
10.7	Form of Equity Award Statement.
10.8	Form of Non-Employee Equity Award Statement.
10.9	Contribution Agreement between the Registrant and Calamos Holdings LLC (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 3, 2004).
10.10	Tax Indemnity Agreement among the Registrant, Calamos Family Partners, Inc. and Calamos Holdings LLC (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 3, 2004).
10.11	Third Amended and Restated Limited Liability Company Agreement of Calamos Holdings LLC by and among Calamos Family Partners, Inc., John P. Calamos, Sr. and the Registrant.
10.12	Management Services and Resources Agreement by and among the Registrant, Calamos Family Partners, Inc. and Calamos Property Holdings LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2007).
10.13	Lease Agreement between 2020 Calamos Court LLC and Calamos Holdings LLC (formerly with Calamos Holdings, Inc. (incorporated by reference to Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 2005).
10.14	Lease Agreement between CityGate Centre I LLC and Calamos Holdings LLC (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2007).
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2008).
23.1	Consent of Independent Registered Public Accounting Firm, KPMG LLP.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

Upon written request by a stockholder to our Secretary at 2020 Calamos Court, Naperville, Illinois 60563, any exhibit shall be available at a reasonable charge (which will be limited to our reasonable expenses in furnishing such exhibits).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 13, 2009.

CALAMOS ASSET MANAGEMENT, INC.

By:	/s/ Cristina Wasiak
Name:     Cristina Wasiak

Title:	Senior Vice President,
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John P. Calamos, Sr. John P. Calamos, Sr.	Chairman of the Board, Chief Executive Officer and Co-Chief Investment Officer (Principal Executive Officer)	March 13, 2009

/s/ Cristina Wasiak Cristina Wasiak	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	March 13, 2009

/s/ Nick P. Calamos Nick P. Calamos	Senior Executive Vice President, Co-Chief Investment Officer and Director	March 13, 2009

/s/ G. Bradford Bulkley G. Bradford Bulkley	Director	March 13, 2009

/s/ Mitchell S. Feiger Mitchell S. Feiger	Director	March 13, 2009

/s/ Richard W. Gilbert Richard W. Gilbert	Director	March 13, 2009

/s/ Arthur L. Knight Arthur L. Knight	Director	March 13, 2009