Form 10-Q
period 2009-03-31
Calamos Asset Management, Inc. /DE/
filed 2009-05-11
CIK 1299033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED:
March 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
At April 25, 2009, the company had 19,621,037 shares of Class A common stock and 100 shares of Class B common stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share data)

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS:
Current assets
Cash and cash equivalents	$97,818	$59,425
Receivables:
Affiliates and affiliated funds	12,932	13,187
Customers	6,838	6,862
Investment securities	170,104	173,155
Derivative assets	8,780	14,288
Partnership investments	28,750	28,471
Prepaid expenses	4,016	2,607
Deferred tax assets, net	12,993	11,837
Other assets	12,189	21,766

Total current assets	354,420	331,598

Non-current assets
Deferred tax assets, net	80,218	83,769
Deferred sales commissions	15,093	18,414
Property and equipment, net of accumulated depreciation ($34,153 at 3/31/09 and $31,719 at 12/31/08)	38,757	41,058
Other non-current assets	937	1,034

Total non-current assets	135,005	144,275

Total assets	489,425	475,873

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities
Accounts payable:
Brokers	9,308	10,239
Affiliates and affiliated funds	226	283
Accrued compensation and benefits	5,447	10,419
Interest payable	1,968	3,025
Derivative liabilities	2,685	—
Accrued expenses and other current liabilities	6,361	5,889

Total current liabilities	25,995	29,855

Long-term liabilities
Long-term debt	125,000	125,000
Other long-term liabilities	9,778	9,971

Total long-term liabilities	134,778	134,971

Total liabilities	160,773	164,826

Stockholders’ equity:
Class A Common Stock, $0.01 par value; authorized 600,000,000 shares; 23,621,037 shares issued and 19,621,037 shares outstanding at March 31, 2009; 23,497,687 shares issued and 19,497,687 shares outstanding at December 31, 2008	236	235
Class B Common Stock, $0.01 par value; authorized 1,000 shares; issued and outstanding 100 shares	0	0
Additional paid-in capital	208,272	207,844
Retained earnings	40,283	38,010
Accumulated other comprehensive income (loss)	(384)	(101)
Treasury stock at cost; 4,000,000 shares at March 31, 2009 and December 31, 2008	(95,215)	(95,215)

Calamos Asset Management, Inc. stockholders’ equity	153,192	150,773

Non-controlling interest in partnerships	1,320	1,289
Non-controlling interest in Calamos Holdings LLC	174,140	158,985

Total non-controlling interest	175,460	160,274

Total stockholders’ equity	328,652	311,047

Total liabilities and stockholders’ equity	$489,425	$475,873

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2009 and 2008
(in thousands, except share data)
(unaudited)

	2009	2008
Revenues:
Investment management fees	$42,001	$77,274
Distribution and underwriting fees	17,028	32,470
Other	540	949

Total revenues	59,569	110,693

Expenses:
Employee compensation and benefits	18,091	23,460
Distribution and underwriting expense	12,478	24,158
Amortization of deferred sales commissions	4,654	6,120
Marketing and sales promotion	2,522	3,036
General and administrative	8,634	9,490

Total operating expenses	46,379	66,264

Operating income	13,190	44,429

Non-operating income (loss):
Net interest income (expense)	(1,786)	(7,254)
Investment and other income (loss)	14,071	(46,774)

Total non-operating income (loss)	12,285	(54,028)

Income (loss) before income taxes	25,475	(9,599)
Income taxes	2,417	303

Net income (loss)	23,058	(9,902)
Net (income) loss attributable to non-controlling interest in partnership investments	(31)	12,459
Net income attributable to non-controlling interest in Calamos Holdings LLC	(19,675)	(2,108)

Net income attributable to Calamos Asset Management, Inc.	$3,352	$449

Earnings per share
Basic	$0.17	$0.02

Diluted	$0.17	$0.02

Weighted average shares outstanding
Basic	19,606,936	20,337,038

Diluted (1)	19,751,288	97,621,495

Cash dividends per share	$0.055	$0.11

(1) See note 7 to the consolidated financial statements.
See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2009
(in thousands)
(unaudited)

							Non-
	Calamos Asset Management, Inc. Stockholders					Non-	controlling
				Accumulated		controlling	interest in
		Additional		Other		interest in	Calamos
	Common	Paid-in	Retained	Comprehensive	Treasury	partnership	Holdings
	Stock	Capital	Earnings	Income (Loss)	Stock	investments	LLC	Total
Balance at Dec. 31, 2008	$235	$207,844	$38,010	$(101)	$(95,215)	$1,289	$158,985	$311,047

Net income	—	—	3,352	—	—	31	19,675	23,058

Changes in unrealized gains (losses) on available-for-sale securities, net of income taxes	—	—	—	(283)	—	—	(1,659)	(1,942)

Total comprehensive income								21,116
Issuance of common stock (123,350 Class A common shares)	1	(1)	—	—	—	—	—	—
Cumulative impact of changes in ownership of Calamos Holdings LLC	—	10	(1)	—	—	—	(320)	(311)
Compensation expense recognized under stock incentive plans	—	419	—	—	—	—	1,540	1,959
Dividends declared	—	—	(1,078)	—	—	—	(4,081)	(5,159)

Balance at March 31, 2009	$236	$208,272	$40,283	$(384)	$(95,215)	$1,320	174,140	$328,652

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2009 and 2008
(in thousands)
(unaudited)

	2009	2008
Cash and cash equivalents at beginning of year	$59,425	$108,441

Cash flows from operating activities:
Net income attributable to Calamos Asset Management, Inc.	3,352	449
Adjustments to reconcile net income to net cash provided by operating activities:
Non-controlling interest in Calamos Holdings LLC	19,675	2,108
Non-controlling interest in partnership investments	31	(12,459)
Amortization of deferred sales commissions	4,654	6,120
Other depreciation and amortization	2,468	2,599
Net unrealized depreciation on CFS securities, derivative assets, derivative liabilities and partnership investments	7,789	49,692
Net realized gain on sale of investment securities, derivative assets and derivative liabilities	(20,788)	—
Deferred taxes	2,426	(272)
Stock-based compensation	1,959	1,779
Employee taxes paid on vesting under stock incentive plans	(175)	(1,715)
(Increase) decrease in assets:
Accounts receivable:
Affiliates and affiliated mutual funds	255	3,716
Customers	24	1,426
Deferred sales commissions	(1,333)	(2,822)
Other assets	7,999	(1,905)
Decrease in liabilities:
Accounts payable	(988)	(2,610)
Accrued compensation and benefits	(4,972)	(20,595)
Other liabilities and accrued expenses	(679)	(5,270)

Net cash provided by operating activities	21,697	20,241

Cash flows provided by (used in) investing activities:
Net additions to property and equipment	(136)	(2,533)
Net (purchases) sales of investment securities, derivative assets and derivative liabilities	21,973	(1,252)
Net changes in partnership investments	(118)	(688)

Net cash provided by (used in) investing activities	21,719	(4,473)

Cash flows used in financing activities:
Deferred tax benefit on vesting under stock incentive plans	136	192
Repurchase of common stock	—	(21,949)
Cash dividends paid to non-controlling shareholders	(4,081)	(31,185)
Cash dividends paid to common shareholders	(1,078)	(2,211)

Net cash used in financing activities	(5,023)	(55,153)

Net increase (decrease) in cash	38,393	(39,385)

Cash and cash equivalents at end of period	$97,818	$69,056

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
(2) Basis of Presentation
The consolidated financial statements as of March 31, 2009 and for the three months ended March 31, 2009 and 2008 have not been audited by the Company’s independent registered public accounting firm. In the opinion of management, these statements contain all adjustments, including those of a normal recurring nature, necessary for fair presentation of the financial condition and results of operations. The results for the interim periods ended March 31 are not necessarily indicative of the results to be obtained for a full fiscal year. Certain amounts for the prior year have been reclassified to conform to the current year’s presentation.
Calamos Family Partners, Inc.’s (CFP) and John P. Calamos, Sr.’s (collectively, the Calamos Interests) combined 78.6% and 79.3% interest in Holdings at March 31, 2009 and 2008, respectively, is represented as non-controlling interest in Calamos Holdings LLC in the Company’s financial statements. Non-controlling interest in Calamos Holdings LLC is derived by multiplying the historical equity of Holdings by the Calamos Interests’ aggregate ownership percentage for the periods presented. Issuances and repurchases of CAM’s common stock result in changes to CAM’s ownership percentage and to the non-controlling interests’ ownership percentage of Holdings. The Company’s corresponding changes to stockholders’ equity are reflected in the consolidated statements of changes in stockholders’ equity. Income is allocated to non-controlling interests based on the average ownership interest during the period in which the income is earned.
CAM wholly owns assets for which the non-controlling interests have no rights. CAM’s wholly-owned net assets include cash and cash equivalents of $0.3 million, net deferred tax assets of $93.2 million, current income taxes receivable of $12.2 million and are reported together with the Holdings consolidated assets in the statements of financial condition.
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
The assets and liabilities of the Partnerships and of the Offshore Funds, when consolidated, are presented on a net basis as partnership investments in the consolidated statements of financial condition, and the total income (loss) is included in investment and other income (loss) in the consolidated statements of operations. Partnerships are presented on a net basis in order to provide more transparency to the financial position and results of the core operations of the Company. The underlying assets and liabilities that are being consolidated are described in note 5. The non-controlling interests of the Partnerships, when consolidated, are presented as non-controlling interests in partnership investments in the respective financial statements.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Beginning in December 2008, the Company’s investment in the Offshore Funds is classified as an available-for-sale security and reported as investment securities in the consolidated statement of financial condition. Unrealized gains and losses from the Offshore Funds are excluded from earnings and are reported, net of income tax, as a separate component of stockholders’ equity.
Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from these estimates.
(3) Investment Securities
The following table provides a summary of investment securities owned as of March 31, 2009 and December 31, 2008. Other investment securities consist primarily of common stock. As a registered broker-dealer, Calamos Financial Services LLC is required to mark to market all investment securities it owns (CFS Securities) and record all changes in fair value through current earnings. As such, unrealized gains and losses on both trading and CFS securities are included in investment and other income (loss) together with realized gains and losses on all investment securities in the consolidated statements of operations.

	March 31, 2009
	Available-for-	CFS	Total
(in thousands)	Sale	Securities	Securities
Mutual Funds
Equity	$65,117	$31,058	$96,175
Balanced	425	—	425
Fixed income	72,839	—	72,839
High yield	390	—	390
Other	171	—	171

Total mutual funds	138,942	31,058	170,000
Other investment securities	—	104	104

	$138,942	$31,162	$170,104

	December 31, 2008
	Available-for-	CFS	Total
(in thousands)	Sale	Securities	Securities
Mutual Funds
Equity	$66,947	$32,671	$99,618
Balanced	436	—	436
Fixed income	72,418	—	72,418
High yield	380	—	380
Other	172	—	172

Total mutual funds	140,353	32,671	173,024
Other investment securities	—	131	131

	$140,353	$32,802	$173,155

Included in total mutual funds of $170.0 million and $173.0 million at March 31, 2009 and December 31, 2008, respectively, was $137.8 million and $140.9 million of affiliated mutual funds.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The table below summarizes the proceeds from sale, realized gains (losses) and unrealized gains (losses) on available-for-sale securities as well as unrealized gains (losses) on trading and CFS securities for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
(in thousands)	2009	2008
Available-for-sale securities:
Proceeds from sale	—	—

Gross realized gains on sales	—	—

Gross realized losses on sales	—	—

Unrealized gains (losses)	(2,109)	(39,216)

Net gains (losses) reclassified out of accumulated other comprehensive income to earnings	—	—

CFS securities:
Unrealized gains (losses)	(1,640)	(573)

The cumulative net unrealized gains (losses) on available-for-sale securities consisted of the following as of March 31, 2009 and December 31, 2008:

	March 31,	December 31,
(in thousands)	2009	2008
Total cumulative unrealized gains on available-for-sale securities with net gains:
Mutual Funds
Equity	$572	$160
Fixed income	1,694	1,681

Total gains	2,266	1,841

Total cumulative unrealized losses on available-for-sale securities with net losses:
Mutual Funds
Equity	(2,249)	(75)
Balanced	(367)	(346)
Fixed income	(340)	—
High yield	(272)	(272)
Other	(47)	(46)

Total losses	(3,275)	(739)

Total cumulative net unrealized gains (losses) on available-for-sale securities	$(1,009)	$1,102

The aggregate fair value of available-for-sale investment securities that were in an unrealized loss position at March 31, 2009 and December 31, 2008 was $77.2 million and $1.1 million, respectively. The cumulative losses on securities that had been in a continuous loss position for 12 months or longer were immaterial as of March 31, 2009 and December 31, 2008.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The Company periodically evaluates its available-for-sale investments for other-than-temporary declines in value. Other-than-temporary declines in value may exist when the fair value of an investment security has been below the carrying value for an extended period of time. If an other-than-temporary decline in value is determined to exist, the unrealized investment loss, net of tax is recognized as a charge to net income in the period in which the other-than-temporary decline in value occurs, as well as an accompanying permanent adjustment to accumulated other comprehensive income. At March 31, 2009, the Company believes all unrealized losses to be only temporary and due to temporary market conditions.
(4) Derivative Assets and Liabilities
In order to reduce the volatility in fair value of the Calamos corporate investment portfolio, the Company uses exchange traded equity option contracts as an economic hedge of price changes in its investment securities portfolio. The Company’s investment portfolio, totaling $170.1 million at March 31, 2009, consists primarily of positions in several Calamos equity, convertible and fixed income mutual funds. The equity price risk in the investment portfolio is hedged using exchange-traded put and call option contracts on several major equity market indices that correlate most closely with the movement of the portfolio being hedged. The use of both purchased put and sold call options is part of a single strategy to minimize downside risk in the hedged portfolio, while participating in a portion of the upside of a market rally. The Company adjusts its hedge position in response to significant movement and volatility in prices and changes in the composition of the hedged portfolio, but generally is not actively buying and selling contracts.
The fair value of purchased puts and sold calls are reported in derivative assets and derivative liabilities, respectively, in the consolidated statements of financial condition. Net gains on these contracts are reported in investment and other income (loss) in the consolidated statements of operations and totaled $14.5 million for the three months ended March 31, 2009. The Company is using derivatives for risk management purposes, but has not designated the contracts as hedges for accounting purposes.
(5) Partnership Investments
Presented below are the underlying assets and liabilities of the Partnerships that the Company reports on a net basis and the investments accounted for under the equity method. These investments are presented as partnership investments in its consolidated statements of financial condition as of March 31, 2009 and December 31, 2008.

(in thousands)	March 31, 2009	December 31, 2008
Calamos Market Neutral Opportunities Fund LP:
Securities owned	25,249	27,038
Securities sold but not yet purchased	(5,498)	(5,697)
Accrued expenses and other current liabilities	(4,776)	(7,525)
Other current assets	366	886

Calamos Market Neutral Opportunities Fund LP securities, net	15,341	14,702

Investment in other partnerships	13,409	13,769

Partnership investments	$28,750	$28,471

As of March 31, 2009 and December 31, 2008, the Company held a controlling net interest of $14.0 million (91.4%) and $13.4 million (91.2%) in Calamos Market Neutral Opportunities Fund LP, respectively. The non-controlling interests totaled 8.6% and 8.8% of Calamos Market Neutral Opportunities Fund LP at March 31, 2009 and December 31, 2008, respectively, and are presented in the consolidated statements of financial condition as non-controlling interest in partnerships.
As of March 31, 2009 and December 31, 2008, the Company held a non-controlling interest in certain other partnerships, and therefore, accounted for these investments using the equity method. These investments are presented collectively as investments in other partnerships in the table above.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(6) Fair Value Measurements
SFAS No. 157 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows: Level 1 – observable inputs such as quoted prices in active markets; Level 2 – inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and Level 3 – unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions. At March 31, 2009, the Company did not have any positions in Level 3 securities. For assets recorded at fair value, the Company measures fair value using a market approach.
The following provides the hierarchy of inputs used to derive the fair value of the Company’s investment securities, securities owned by the Partnership Investments and securities sold but not yet purchased as of March 31, 2009. Foreign currency contracts are presented on a net basis where the right of offset exists, and no impact of these positions exists at March 31, 2009.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
(in thousands)	March 31,	Identical Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Investment securities (note 3)	$170,104	$170,104	$—	$—
Derivative assets (note 4)	8,780	8,780	—	—
Derivative liabilities (note 4)	(2,685)	(2,685)	—	—
Securities owned by Partnership Investments (note 5)	25,249	6,705	18,544	—
Securities sold but not yet purchased (note 5)	(5,498)	(5,314)	(184)	—

Total	$195,950	$177,590	$18,360	$—

(7) Earnings Per Share
The following table reflects the calculation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
(in thousands, except per share data)	2009	2008
Earnings per share – basic
Earnings available to common shareholders	$3,352	$449
Weighted average shares outstanding	19,607	20,337

Earnings per share – basic	$0.17	$0.02

Earnings per share – diluted
Income (loss) before income taxes		$(9,599)
Non-controlling interest in partnership investments		12,459
Less: Impact of income taxes		1,153

Earnings available to common shareholders	$3,352	$1,707

Weighted average shares outstanding	19,607	20,337
Exchange of Calamos Interests ownership for common stock	—	77,000
Dilutive impact of restricted stock units	144	284
Dilutive impact of stock options	—	—

Weighted average shares outstanding	19,751	97,621

Earnings per share – diluted	$0.17	$0.02

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Diluted earnings per share is calculated (a) assuming the Calamos Interests exchanged all of their ownership interest in Holdings for shares of CAM’s Class A common stock (the Exchange) and (b) including the effect of outstanding dilutive equity incentive compensation awards.
Effective March 1, 2009, the company amended its certificate of incorporation requiring that the Exchange be based on a fair value approach (details of the amendments are set forth in the Company’s Schedule 14C filed with the Securities and Exchange Commission on January 12, 2009). The amendment results in the same or fewer shares of Class A common stock being issued at the time of the Exchange. The effects of the Exchange are anti-dilutive and are therefore excluded from the calculation of diluted earnings per share for the three months ended March 31, 2009.
In calculating diluted earnings per share for the first quarter of 2008, an effective tax rate of 40.3% was applied to the sum of income before income taxes and net income attributable to non-controlling interest in partnership investments.
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
The following table shows the number of shares which were excluded from the computation of diluted earnings per share as they were anti-dilutive:

	Three Months Ended
	March 31,
	2009	2008
Exchange of Calamos Interests’ ownership interest in Holdings for shares of Class A common stock	20,005,231	—
Restricted stock units	1,051,049	205,637
Stock options	2,580,625	2,583,262

Total	23,636,905	2,788,899

In the table above, the 20.0 million shares represents the number of shares that would be issued upon the Exchange at March 31, 2009. The formula for exchanging ownership interest in Holdings for shares of CAM’s Class A common stock is set forth in the Company’s Second Amended and Restated Certificate of Incorporation (filed as Exhibit 3(i) to the 2008 Annual Report on Form 10-K). For illustrative purposes the Exchange is based in part on the NASDAQ Global Select Market closing price of CAM’s Class A common stock on March 31, 2009 and on a fair market valuation by management of CAM’s net assets other than its ownership interest in Holdings. In the event of an actual Exchange, the majority of the Company’s independent directors reserve the right to determine the fair market value of a share of CAM’s Class A common stock, as well as the fair market value of CAM’s net assets other than its ownership in Holdings.
(8) Stock Based Compensation
Under the Company’s incentive compensation plan, certain employees of the Company receive stock based compensation comprised of stock options and RSUs. Historically, RSUs have been settled with newly issued shares so that no cash was used by the Company to settle awards; however, the Company may use treasury shares or issue new shares upon the exercise of stock options and upon conversion of RSUs. The Company’s Annual Report on Form 10-K for the year ended December 31, 2008 provides details of this plan and its provisions.
During the first quarter of 2009, the Company granted 392,320 RSUs. There were forfeitures of 7,701 stock options and 2,567 RSUs during the quarter.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
During the first quarter of 2009, 147,038 RSUs vested with 23,688 units withheld for taxes and 123,350 RSUs converted into an equal number of shares of CAM’s Class A common stock. The total intrinsic value and the fair value of the converted shares was $852,000. The total tax benefit realized in connection with the vesting of the RSUs during the three months ended March 31, 2009 was $99,000, as the Company receives tax benefits based upon the portion of Holdings’ income that it recognizes.
During the three months ended March 31, 2009, expense recorded in connection with the RSUs and stock options was $2.0 million of which $419,000, after giving effect to the non-controlling interests, was credited as additional paid-in capital. During the three months ended March 31, 2008, expense recorded in connection with the RSUs and stock options was $1.8 million of which $370,000, after giving effect to the non-controlling interests, was credited as additional paid-in capital. The amount of deferred tax asset created was $155,000 and $148,000 during the three months ended March 31, 2009 and 2008, respectively. At March 31, 2009, approximately $23.6 million of total unrecognized compensation expense related to nonvested stock option and RSU awards is expected to be recognized over a weighted-average period of 3.6 years.
(9) Income Taxes
Holdings is subject to certain income-based state taxes; therefore, income taxes reflect not only the portion attributed to CAM shareholders but also income taxes attributable to non-controlling interests. For the quarter ended March 31, 2009, income taxes of $2.4 million included $0.3 million attributable to non-controlling interests. CAM’s effective income tax rate is approximately 38.5%. The inclusion of the taxes attributable to non-controlling interests results in an effective rate of 41.9%, as presented in the statement of operations.
(10) Total Non-Operating Income (Loss) Net of Non-Controlling Interest in Partnerships
Total non-operating income (loss) net of non-controlling interest in partnerships was comprised of the following components for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
(in thousands)	2009	2008
Interest income	$164	$847
Interest expense	(1,950)	(8,101)

Net interest income (expense)	(1,786)	(7,254)

Investment income	13,895	(47,022)
Miscellaneous other income	176	248

Investment and other income (loss)	14,071	(46,774)

Non-operating income (loss)	12,285	(54,028)

Net (income) loss attributable to non-controlling interest in partnership investments	(31)	12,459

Non-operating income (loss) net of non- controlling interest in partnerships	$12,254	$(41,569)

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(11) Recently Issued Accounting Pronouncements
In December 2007, the FASB issued SFAS 141(R), Business Combinations, which establishes requirements for how the acquirer in a business combination recognizes, measures and discloses identified assets and goodwill acquired, liabilities assumed, and any non-controlling interests. SFAS 141(R) became effective in the first quarter of 2009 and did not have a material impact on the Company’s financial statements.
In December 2007, the FASB issued SFAS 160, Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51, which establishes accounting and reporting requirements for non-controlling interest, which the Company previously referred to as minority interest. SFAS 160 requires non-controlling interest to be reported as a component of equity on the consolidated statements of financial position and the amount of net income attributable to non-controlling interest to be identified on the consolidated statements of income. SFAS 160 became effective in the first quarter of 2009 and the Company applied the presentation as prescribed by SFAS 160 to its consolidated financial statements for all periods presented.
In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133, which requires additional disclosures for derivative instruments and hedging activities. SFAS 161 became effective beginning January 1, 2009 and did not have a material impact on the Company’s financial statements.
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP 107-1), which requires that annual disclosures required by SFAS 107, Disclosures about Fair Value of Financial Instruments, be provided in interim financial statements. FSP 107-1 is effective for periods ending after June 15, 2009. The Company will provide the additional disclosures required by FSP 107-1 in its quarterly report on Form 10-Q for the period ended June 30, 2009.
In April 2009, the FASB issued FSP FAS 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP 115-2), which amends the guidance for determining whether an other-than-temporary impairment exists on debt securities. FSP 115-2, which is effective beginning in the second quarter of 2009, is not expected to have an impact on the Company’s financial statements as it is not currently a direct holder of debt securities.
In April 2009, the FASB issued FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides guidance for estimating the fair value of assets and liabilities when the volume and level of activity for the asset or liability have significantly decreased and emphasizes that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. FSP 157-4 is effective for the second quarter of 2009 and is not expected to have a material effect on the Company’s financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
We are a firm of 312 full-time employees that provides investment advisory services to institutions and individuals, managing $23.5 billion in assets at March 31, 2009. Our operating results fluctuate primarily due to changes in the total value and composition of our assets under management. The value and composition of our assets under management are, and will continue to be, influenced by a variety of factors, including purchases and redemptions of shares of mutual funds and separate accounts that we manage, fluctuations in the financial markets around the world that result in appreciation or depreciation of assets under management and our introduction of new investment strategies and products.
We market our investment strategies to our clients through a variety of products designed to suit their investment needs. We currently offer four types of mutual fund and separate account investment products. The following table details our assets under management at March 31, 2009 and 2008.

	March 31,
(in millions)	2009	2008
Mutual Funds
Open-end funds	$13,331	$23,784
Closed-end funds	3,759	6,874

Total mutual funds	17,090	30,658

Separate Accounts
Institutional accounts	3,572	4,992
Managed accounts	2,807	5,256

Total separate accounts	6,379	10,248

Total assets under management	$23,469	$40,906

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

Operating Results
Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008
Assets Under Management
Assets under management decreased by $17.4 billion, or 43%, to $23.5 billion at March 31, 2009 from $40.9 billion at March 31, 2008. At March 31, 2009, our assets under management consisted of 73% mutual funds and 27% separate accounts, compared to 75% mutual funds and 25% separate accounts at March 31, 2008.

	Three Months Ended
	March 31,		Change
(in millions)	2009	2008	Amount	Percent
Mutual Funds
Beginning assets under management	$17,498	$34,835	$(17,337)	(50)%
Net redemptions	(190)	(449)	259	58
Market appreciation (depreciation)	(219)	(3,728)	3,509	94

Ending assets under management	17,089	30,658	(13,569)	(44)

Average assets under management	16,810	31,403	(14,593)	(46)

Separate Accounts
Beginning assets under management	6,542	11,373	(4,831)	(42)
Net purchases (redemptions)	(241)	106	(347)	*
Market appreciation (depreciation)	79	(1,231)	1,310	*

Ending assets under management	6,380	10,248	(3,868)	(38)

Average assets under management	6,295	10,501	(4,206)	(40)

Total Assets Under Management
Beginning assets under management	24,040	46,208	(22,168)	(48)
Net redemptions	(431)	(343)	(88)	(26)
Market appreciation (depreciation)	(140)	(4,959)	4,819	97

Ending assets under management	23,469	40,906	(17,437)	(43)

Average assets under management	$23,105	$41,904	$(18,799)	(45)%

*	Not meaningful.
During the first quarter of 2009, net redemptions in our mutual funds of $190 million include the reduction of $70 million in leverage used by our closed-end funds, and represent a favorable change of $259 million from net redemptions of $449 million in the prior-year quarter. The improvement in net redemptions, compared to the first quarter of 2008, was primarily due to an increase of $656 million in net sales of our Convertible Fund, which was reopened to new investors in October of 2008. Mutual funds were negatively impacted by market depreciation of $219 million during the three months ended March 31, 2009, compared to market depreciation of $3.7 billion during the three months ended March 31, 2008.
Separate accounts had net redemptions of $241 million during the first quarter of 2009, mainly due to separate account outflows generated within our managed accounts, compared to net purchases of $106 million in the prior-year quarter. Additionally, during the first quarter of 2009 our institutional accounts had net inflows of $37 million. Separate accounts were positively impacted by market appreciation of $79 million during the three months ended March 31, 2009, compared to market depreciation of $1.2 billion during the three months ended March 31, 2008.

Financial Overview
Operating income was $13.2 million for the first quarter of 2009, compared with $44.4 million for the same period a year ago. Operating margin was 22.1% for the first quarter of 2009 and 40.1% for the year-earlier period.
In order to gather assets under management, we engage in distribution and underwriting activities, principally with respect to our family of open-end mutual funds. Generally accepted accounting principles require that we present distribution fees earned by us as revenues and distribution fees paid to selling firms and the amortization of our deferred sales commissions as expenses in the consolidated statements of operations. However, when analyzing our business, we consider the result of these distribution activities as a net amount of revenue as they are typically a result of a single open-end mutual fund share purchase. Hence, the result of presenting this information in accordance with generally accepted accounting principles is a reduction to our overall operating margin, as the margin on distribution activities is generally lower than the margins on the remainder of our business. The following table summarizes the net distribution fee margin for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
Distribution and underwriting fees	$17,028	$32,470
Distribution and underwriting expense	(12,478)	(24,158)
Amortization of deferred sales commissions	(4,654)	(6,120)

Net distribution fees	$(104)	$2,192

Net distribution fee margin	(1)%	7%
Net distribution fee margin varies by share class because each share class has different distribution and underwriting activities, which are described in our 2008 Annual Report on Form 10-K. Distribution fee revenues and expenses vary with our average assets under management while deferred sales commissions are amortized on a straight-line basis. As a result, in periods of declining assets under management, our distribution margin will be more severely impacted by amortization expense. We expect that our net distribution fee margin will continue to negatively impact our operating margins.
Non-operating income net of non-controlling interests’ ownership was $12.3 million for the first quarter of 2009, compared to a loss of $41.6 million for the first quarter of 2008.
Revenues
Total revenues decreased by $51.1 million, or 46%, to $59.6 million for the three months ended March 31, 2009 from $110.7 million for the prior year. The decrease was primarily due to lower investment management fees and distribution and underwriting fees.

	Three Months Ended March 31,		Change
(in thousands)	2009	2008	Amount	Percent
Investment management fees	$42,001	$77,274	$(35,273)	(46)%
Distribution and underwriting fees	17,028	32,470	(15,442)	(48)
Other	540	949	(409)	(43)

Total revenues	$59,569	$110,693	$(51,124)	(46)%

Compared to the prior year, investment management fees decreased 46% in the first quarter of 2009 primarily due to an $18.8 billion decrease in average assets under management across all products. Investment management fees from open-end funds decreased to $25.0 million for the three months ended March 31, 2009 from $46.8 million for the prior-year period, a result of an $11.4 billion decrease in open-end fund average assets under management. Investment management fees from our closed-end funds decreased to $8.3 million for the first quarter of 2009 from $15.4 million for the prior-year quarter, due to a $3.2 billion decrease in closed-end fund average assets under management. Investment management fees from our separately managed accounts decreased to $8.6 million for the three months ended March 31, 2009 from $14.8 million in the prior year again due to a $4.2 billion decrease in average assets under management. Investment management fees as a percentage of average assets under management was 0.74% for the three months ended March 31, 2009 and 2008.

Distribution and underwriting fees decreased to $17.0 million for the three months ended March 31, 2009 from $32.5 million for the prior-year period. The decrease was primarily driven by a $14.8 million decrease in distribution fees as a result of a 47% decrease in open-end fund average assets under management.
During the first quarter of 2009, the global markets continued to experience unprecedented volatility amid signs that the current recession may be prolonged. We anticipate a challenging business climate ahead. Because our assets under management are substantially below our average asset levels in the prior year, we will likely experience a significant decline in revenue throughout 2009 relative to 2008.
Operating Expenses
Operating expenses decreased to $46.4 million for the first quarter of 2009 from $66.3 million in the prior-year quarter reflecting the successful implementation of a series of cost containment measures as well as lower assets under management.

	Three Months Ended March 31,		Change
(in thousands)	2009	2008	Amount	Percent
Employee compensation and benefits	$18,091	$23,460	$(5,369)	(23)%
Distribution and underwriting expense	12,478	24,158	(11,680)	(48)
Amortization of deferred sales commissions	4,654	6,120	(1,466)	(24)
Marketing and sales promotion	2,522	3,036	(514)	(17)
General and administrative	8,634	9,490	(856)	(9)

Total operating expenses	$46,379	$66,264	$(19,885)	(30)%

Employee compensation and benefits expense decreased by $5.4 million for the three months ended March 31, 2009 when compared to the prior year mostly attributable to reduced staffing levels and to tax and benefits related costs associated with bonus payments made in 2009 trailing 2008 levels. Additionally, we incurred $0.8 million in severance-related costs due to staff reductions during the first quarter of 2009. We expect that the full impact of these efforts will be reflected as reductions to compensation and benefits expenses beginning in the second quarter of 2009.
Distribution and underwriting expense decreased by $11.7 million for the first quarter of 2009 when compared to the prior-year period primarily due to a decrease of $5.3 million resulting from the decline in average open-end fund assets under management and a decrease of $6.4 million due to lower Class C share assets older than one year. Although the Rule 12b-1 fee rates we paid to broker-dealers and other intermediaries in the three months ended March 31, 2009 did not change from the rates paid in the prior year, we expect distribution expense to vary with the change in open-end mutual funds assets under management and with the age of the Class C share assets.
Amortization of deferred sales commissions decreased $1.5 million for the three months ended March 31, 2009 when compared to the prior-year period mainly due to lower Class C share sales and lower Class B share redemptions.
Marketing and sales promotion expense decreased by $0.5 million primarily due to a $1.1 million reduction in supplemental compensation payments resulting from lower average assets under management during the period. These supplemental compensation expenses will be impacted by increases in the value of our assets under management through market value movements or through expanded intermediary distribution relationship. The company continues to expand and deepen its distribution relationships which we anticipate will result in an increase of our supplemental compensation payments over the long term.
General and administrative expense decreased by $0.9 million mostly due to lower professional services expense and lower travel and entertainment costs, both of which reflect our continued efforts to contain costs.

Non-Operating Income (Loss) Net of Non-Controlling Interest in Partnerships
Non-operating income net of non-controlling interest in partnerships was $12.3 million for the three months ended March 31, 2009 compared to a loss of $41.6 million for the three months ended March 31, 2008, and was comprised of the following:

	Three Months Ended
	March 31,
(in thousands)	2009	2008	Change
Interest income	$164	$847	$(683)
Interest expense	(1,950)	(8,101)	6,151

Net interest income (expense)	(1,786)	(7,254)	5,468

Investment income	13,895	(47,022)	60,917
Miscellaneous other income	176	248	(72)

Investment and other income (loss)	14,071	(46,774)	60,845

Non-operating income (loss)	12,285	(54,028)	66,313
Net (income) loss attributable to non-controlling interest in partnership investments	(31)	12,459	(12,490)

Non-operating income (loss) net of non- controlling interest in partnerships	$12,254	$(41,569)	$53,823

Non-operating income net of non-controlling interest in partnerships was $12.3 million for the first quarter of 2009 compared to a loss of $41.6 million for the first quarter of 2008. This change of $53.8 million was mostly due to the improvement on investment income of $60.9 million from the prior-year quarter, primarily on our investments in partnerships and offshore funds.
Also, interest expense decreased $6.2 million to $2.0 million in the first quarter of 2009 reflecting the decision to aggressively reduce our long-term indebtedness during the fourth quarter of 2008.
Investment and other income (loss) totaled $14.1 million in the first quarter of 2009, primarily reflecting the net of realized and unrealized gains and losses on equity option contracts used to hedge market value fluctuations in our corporate investment portfolio. These results do not provide a full representation of the returns in our corporate portfolio however, as changes in fair value of certain of our investment securities, totaling a $2.1 million loss in the first quarter of 2009, are recorded in accumulated other comprehensive income (loss), a component of stockholders’ equity, rather than in net income. The following table summarizes a more comprehensive view of the financial results for the investment portfolio for the three months ended March 31, 2009:

		Accumulated
		Other
	Non-Operating	Comprehensive
(in thousands)	Income (Loss)	Income (Loss)	Total
Mutual funds and common stock	$(942)	$(2,109)	$(3,051)
Partnership investments	288	—	288
Equity option contracts	14,549	—	14,549
Miscellaneous and other income	176	—	176

	$14,071	$(2,109)	$11,962
Less: Non-controlling interest in Calamos Holdings LLC		1,659
Deferred income taxes		167

Change in accumulated other comprehensive income (loss)		$(283)

Income Taxes
Holdings is subject to certain income-based state taxes; therefore, income taxes reflect not only the portion attributed to CAM shareholders but also income taxes attributable to non-controlling interests. For the quarter ended March 31, 2009, income taxes of $2.4 million included $0.3 million attributable to non-controlling interests. CAM’s effective income tax rate is approximately 38.5%. The inclusion of the taxes attributable to non-controlling interests results in an effective rate of 41.9%, as presented in the statement of operations.
Per Share Results
Diluted earnings per share were $0.17 for the first quarter of 2009 compared to $0.02 for the prior-year period.
Effective March 1, 2009, our Certificate of Incorporation was amended (filed as Exhibit 3(i) to our 2008 Annual Report on Form 10-K) whereby the formula used to calculate the number of shares of Calamos Asset Management, Inc’s Class A common stock to be issued upon the exchange of Calamos Family Partners’ and John P. Calamos, Sr.’s ownership in Calamos Holdings LLC (the Exchange) was modified. The number of shares to be issued upon an Exchange is now based on a fair value approach and results in the same or fewer shares issued than the unitized approach. As a result of the amendment, the impact of an Exchange would be anti-dilutive, or increase earnings per share and is, therefore, excluded from the calculation of diluted earnings per share.
To calculate the impact of the Exchange on earnings per share, net income attributable to non-controlling interest in Calamos Holdings LLC, net of income taxes, is added back to our net income as 100% of Calamos Holdings LLC’s income would be attributable to Calamos Asset Management, Inc.’s shareholders following an Exchange. Additionally, the number of shares that would be issued upon an Exchange, 20.0 million shares, is added to our weighted average diluted shares outstanding. For the first quarter of 2009, the resulting net income of $15.6 million is divided by the resulting diluted shares outstanding of 39.8 million, or $0.39 per diluted share. While this represents the actual economic impact to the Calamos Asset Management, Inc. shareholders upon Exchange, the Exchange would increase our basic earnings per share of $0.17 for the quarter. When calculating diluted earnings per share, generally accepted accounting principles prohibits the inclusion of assumptions that increase earnings per share. Therefore, our diluted earnings per share for the first quarter of 2009 do not include the impact of the Exchange.
Had the amendment to our Certificate of Incorporation been effective for the first quarter of 2008, our pro forma results would have been $0.02 per diluted share.
Liquidity and Capital Resources
In the current market environment a premium has been placed on liquidity, and our overall financial position remains highly liquid. Our principal sources of liquidity are cash flows from operating activities and our corporate investment portfolio, which is comprised of cash and cash equivalents, investment securities, derivatives and partnership investments. Our corporate investment portfolio makes up a majority of our assets. We anticipate utilizing our cash and cash equivalent balances to develop and invest in our products as opportunities arise, to invest in property and equipment for our facility and to support our operations. Investment securities are principally comprised of company-sponsored mutual funds. In addition, the underlying partnership investments are typically comprised of highly liquid exchange-traded securities. Our working capital requirements historically have been met through cash generated by operations. We believe cash generated from operations will be sufficient over the foreseeable future to meet our working capital requirements with respect to the foregoing activities and to support future growth. The Company maintains sufficient liquidity to meet all of its obligations.
The following table summarizes our principal sources of liquidity as of March 31, 2009 and December 31, 2008:

			Increase
(in thousands)	March 31, 2009	December 31, 2008	(Decrease)
Cash and cash equivalents	$97,818	$59,425	$38,393
Investment securities	170,104	173,155	(3,051)
Derivatives, net	6,095	14,288	(8,193)
Partnership investments	28,750	28,471	279

Total cash, cash equivalents and corporate investments	$302,767	$275,339	$27,428

The total amount of cash, cash equivalents and corporate investments increased $27.4 million during the first quarter of 2009. Equity option activity during the quarter generated net positive cash flow of $22.7 million that reduced the amount of derivatives while increasing the balance in cash and cash equivalents. The following table summarizes the primary components of the change in our liquidity position during the quarter:

Increase
(in thousands)	(Decrease)
Net realized and unrealized gains and (losses) on investment securities:
Mutual funds and common stock	$(3,820)
Equity option contracts	14,549
Other net cash generated by business activities	16,699

$27,428

To mitigate the impact of further declines in the valuation of our investment portfolio, we continue to execute hedge strategies, specifically a low-cost option collar that is comprised primarily of selling (short) index-based call options and purchasing (long) index-based put options. This hedge continued to provide the stability to our portfolio value as intended. We expect to continue to use hedge strategies to protect our portfolio value as we believe appropriate.
Calamos Holdings LLC is the borrower of our $125 million in long-term debt. The following is a summary of our covenant compliance as of March 31, 2009 with the defined terms and covenants having the same meanings set forth under our amended note purchase agreements:

	Results as of
Covenant	March 31, 2009
EBITDA/interest expense – not less than 3.0	6.54
Debt/EBITDA – not more than 3.0	0.74
Investment coverage ratio – not less than 1.175	2.41
Net worth (in millions) – not less than $160 million	$222	million
The following tables summarize key statements of financial condition data relating to our liquidity and capital resources.

	March 31,	December 31,
(in thousands)	2009	2008
Statements of financial condition data:
Cash and cash equivalents	$97,818	$59,425
Receivables	19,770	20,049
Investment securities	170,104	173,155
Derivatives, net	6,095	14,288
Partnership investments	28,750	28,471
Deferred tax assets, net	93,211	95,606
Deferred sales commissions	15,093	18,414
Long-term debt	125,000	125,000
Cash flows for the three months ended March 31, 2009 and 2008 are shown below:

	March 31,
(in thousands)	2009	2008
Cash flow data:
Net cash provided by operating activities	$21,697	$20,241
Net cash provided by (used in) investing activities	21,719	(4,473)
Net cash used in financing activities	(5,023)	(55,153)
Net cash provided by operating activities was $21.7 million for the three months ended March 31, 2009 and was primarily comprised of net income of $23.1 million as well as net unrealized gains (losses) and net changes in working capital.

The payment of deferred sales commissions by us to financial intermediaries who sell Class B and C shares of our open-end funds was $1.3 million for the three months ended March 31, 2009. The payments for deferred sales commissions have decreased over time. We expect that the payment of deferred sales commissions will vary in proportion to future sales of Class B and C shares of open-end funds and that these commissions will continue to be funded by cash flows from operations.
For the three months ended March 31, 2009, net cash provided by investing activities was $21.7 million and was comprised primarily of the sale of certain trading securities during the first quarter.
Net cash used by financing activities was $5.0 million for the three months ended March 31, 2009 and was comprised of distributions to minority shareholders of $4.1 million, as well as dividends paid to common shareholders of $1.1 million.
We expect our cash and liquidity requirements will be met with the cash on hand and through cash generated by operations.
Recently Issued Accounting Pronouncements
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP 107-1), which requires that annual disclosures required by SFAS 107, Disclosures about Fair Value of Financial Instruments, be provided in interim financial statements. FSP 107-1 is effective for periods ending after June 15, 2009. We will provide the additional disclosures required by FSP 107-1 in our quarterly report on Form 10-Q for the period ended June 30, 2009.
In April 2009, the FASB issued FSP FAS 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP 115-2), which amends the guidance for determining whether an other-than-temporary impairment exists on debt securities. FSP 115-2, which is effective beginning in the second quarter of 2009, is not expected to have an impact on our financial statements as we do not currently hold debt securities in our investment portfolio.
In April 2009, the FASB issued FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides guidance for estimating the fair value of assets and liabilities when the volume and level of activity for the asset or liability have significantly decreased and emphasizes that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. FSP 157-4 is effective for the second quarter of 2009 and is not expected to have a material effect on our financial statements.
Critical Accounting Policies
Our significant accounting policies are summarized in note 2 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. A discussion of critical accounting policies is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2008. There were no significant changes in our significant accounting policies or critical accounting policies during the three months ended March 31, 2009.
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
Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to: adverse changes in applicable laws or regulations; downward fee pressures and increased industry competition; risks inherent to the investment management business; the loss of revenues due to contract terminations and redemptions; the inability to maintain compliance with financial covenants; the performance of our investment portfolio; our ownership and organizational structure; general and prolonged declines in the prices of securities; significant changes in market conditions and the economy that require a modification to our business plan; catastrophic or unpredictable events; the loss of key executives; the unavailability, consolidation and elimination of third-party retail distribution channels; increased costs of and timing of payments related to distribution; failure to recruit and retain qualified personnel; a loss of assets, and thus revenues; fluctuation in the level of our expenses; poor performance of our largest funds; damage to our reputation; and the extent and timing of any share repurchases. Further, the value and composition of our assets under management are, and will continue to be, influenced by a variety of factors including, among other things: purchases and redemptions of shares of the open-end funds and other investment products; fluctuations in both the underlying value and liquidity of the financial markets around the world that result in appreciation or depreciation of assets under management; mutual fund capital gain distributions; our ability to access capital markets; our introduction of new investment strategies and products; our ability to educate our clients about our investment philosophy and provide them with best-in-class service; the relative investment performance of our investment products as compared to competing offerings and market indices; competitive conditions in the mutual fund, asset management and broader financial services sectors; investor sentiment and confidence; and our decision to open or close products and strategies when deemed to be in the best interests of our clients. Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008 discusses some of these and other important factors in detail under the caption “Risk Factors.”
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
An analysis of our market risk was included in our Annual Report on Form 10-K for the year ended December 31, 2008. There were no material changes to the Company’s market risk during the three months ended March 31, 2009.
Item 4. Controls and Procedures
Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2009, and has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
Item 6. Exhibits
3(i)	Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2009).

3(ii)	Second Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2009).

4.1	Stockholders’ Agreement among John P. Calamos, Sr., Nick P. Calamos and John P. Calamos, Jr., certain trusts controlled by them, Calamos Family Partners, Inc. and the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 3, 2004).

4.2	Registration Rights Agreement between Calamos Family Partners, Inc., John P. Calamos, Sr. and the Registrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 3, 2004).

31.1	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

31.2	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALAMOS ASSET MANAGEMENT, INC. (Registrant)
Date: May 11, 2009	By:	/s/ Cristina Wasiak
Cristina Wasiak
Chief Financial Officer