Form 10-Q
period 2009-06-30
Calamos Asset Management, Inc. /DE/
filed 2009-08-07
CIK 1299033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: June 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
At July 29, 2009, the company had 19,621,037 shares of Class A common stock and 100 shares of Class B common stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share data)

	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$120,119	$59,425
Receivables:
Affiliates and affiliated funds	15,175	13,187
Customers	7,843	6,862
Investment securities	191,701	173,155
Derivative assets	3,750	14,288
Partnership investments	32,570	28,471
Prepaid expenses	3,563	2,607
Deferred tax assets, net	12,319	11,837
Other assets	4,324	21,766

Total current assets	391,364	331,598

Non-current assets
Deferred tax assets, net	81,109	83,769
Deferred sales commissions	14,566	18,414
Property and equipment, net of accumulated depreciation ($37,026 at 6/30/09 and $31,719 at 12/31/08)	35,876	41,058
Other non-current assets	873	1,034

Total non-current assets	132,424	144,275

Total assets	523,788	475,873

LIABILITIES
Current liabilities
Accounts payable:
Brokers	10,866	10,239
Affiliates and affiliated funds	122	283
Accrued compensation and benefits	10,058	10,419
Interest payable	3,026	3,025
Derivative liabilities	5,882	—
Accrued expenses and other current liabilities	5,378	5,889

Total current liabilities	35,332	29,855

Long-term liabilities
Long-term debt	125,000	125,000
Other long-term liabilities	10,024	9,971

Total long-term liabilities	135,024	134,971

Total liabilities	170,356	164,826

STOCKHOLDERS’ EQUITY
Class A Common Stock, $0.01 par value; authorized 600,000,000 shares; 23,621,037 shares issued and 19,621,037 shares outstanding at June 30, 2009; 23,497,687 shares issued and 19,497,687 shares outstanding at December 31, 2008	236	235
Class B Common Stock, $0.01 par value; authorized 1,000 shares; issued and outstanding 100 shares	0	0
Additional paid-in capital	208,799	207,844
Retained earnings	40,951	38,010
Accumulated other comprehensive income (loss)	4,008	(101)
Treasury stock at cost; 4,000,000 shares at June 30, 2009 and December 31, 2008	(95,215)	(95,215)

Calamos Asset Management, Inc. stockholders’ equity	158,779	150,773

Non-controlling interest in partnerships	1,478	1,289
Non-controlling interest in Calamos Holdings LLC	193,175	158,985

Total non-controlling interest	194,653	160,274

Total stockholders’ equity	353,432	311,047

Total liabilities and stockholders’ equity	$523,788	$475,873

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Six Months Ended June 30, 2009 and 2008
(in thousands, except share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues
Investment management fees	$47,493	$78,449	$89,494	$155,723
Distribution and underwriting fees	18,988	32,818	36,016	65,288
Other	598	971	1,138	1,920

Total revenues	67,079	112,238	126,648	222,931

Expenses
Employee compensation and benefits	17,378	19,994	35,469	43,454
Distribution and underwriting expense	14,282	24,875	26,760	49,033
Amortization of deferred sales commissions	2,562	5,966	7,216	12,086
Marketing and sales promotion	2,940	3,035	5,462	6,071
General and administrative	8,533	9,257	17,167	18,747

Total operating expenses	45,695	63,127	92,074	129,391

Operating income	21,384	49,111	34,574	93,540

Non-operating income (loss)
Net interest expense	(1,734)	(7,668)	(3,520)	(14,922)
Investment and other income (loss)	(6,193)	23,955	7,877	(22,819)

Total non-operating income (loss)	(7,927)	16,287	4,357	(37,741)

Income before income taxes	13,457	65,398	38,931	55,799
Income taxes	1,010	11,835	3,426	12,138

Net income	12,447	53,563	35,505	43,661
Net (income) loss attributable to non-controlling interest in partnerships	(158)	810	(189)	13,269
Net income attributable to non-controlling interest in Calamos Holdings LLC	(10,502)	(52,477)	(30,177)	(54,585)

Net income attributable to Calamos Asset Management, Inc.	$1,787	$1,896	$5,139	$2,345

Earnings per share
Basic	$0.09	$0.10	$0.26	$0.12

Diluted	$0.09	$0.09	$0.26	$0.11

Weighted average shares outstanding
Basic	19,621,137	19,742,736	19,614,075	20,039,887

Diluted (1)	19,990,070	97,051,708	19,873,806	97,331,973

Cash dividends per share	$0.055	$0.11	$0.11	$0.22

(1)	See note 8 to the consolidated financial statements.
See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2009
(in thousands)
(unaudited)

							Non-
	Calamos Asset Management, Inc. Stockholders					Non-	controlling
				Accumulated		controlling	interest in
		Additional		Other		interest in	Calamos
	Common	Paid-in	Retained	Comprehensive	Treasury	partnership	Holdings
	Stock	Capital	Earnings	Income (Loss)	Stock	investments	LLC	Total
Balance at Dec. 31, 2008	$235	$207,844	$38,010	$(101)	$(95,215)	$1,289	$158,985	$311,047

Net income	—	—	5,139	—	—	189	30,177	35,505

Changes in unrealized gains on available-for-sale securities, net of income taxes	—	—	—	4,109	—	—	10,991	15,100

Total comprehensive income								50,605
Issuance of common stock (123,350 Class A common shares)	1	(1)	—	—	—	—	—	—
Cumulative impact of changes in ownership of Calamos Holdings LLC	—	86	(1)	—	—	—	(396)	(311)
Compensation expense recognized under stock incentive plans	—	870	—	—	—	—	3,190	4,060
Dividend equivalent accrued under stock incentive plans	—	—	(40)	—	—	—	(149)	(189)
Dividends declared	—	—	(2,157)	—	—	—	(9,623)	(11,780)

Balance at June 30, 2009	$236	$208,799	$40,951	$4,008	$(95,215)	$1,478	$193,175	$353,432

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2009 and 2008
(in thousands)
(unaudited)

	2009	2008
Cash and cash equivalents at beginning of year	$59,425	$108,441

Cash flows from operating activities:
Net income	35,505	43,661
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	7,216	12,086
Other depreciation and amortization	5,376	5,300
Unrealized depreciation (appreciation) on CFS securities, derivative assets, derivative liabilities and partnership investments	(683)	49,123
Net realized gain on sale of investment securities, derivative assets and derivative liabilities	(5,105)	(20,663)
Deferred taxes	3,151	8,414
Stock-based compensation	4,060	3,561
Employee taxes paid on vesting under stock incentive plans	(175)	(1,715)
(Increase) decrease in assets:
Accounts receivable:
Affiliates and affiliated mutual funds	(1,988)	3,419
Customers	(981)	1,781
Deferred sales commissions	(3,368)	(5,170)
Other assets	16,350	(2,088)
Increase (decrease) in liabilities:
Accounts payable	466	(2,166)
Accrued compensation and benefits	(361)	(17,347)
Other liabilities and accrued expenses	(547)	(1,880)

Net cash provided by operating activities	58,916	76,316

Cash flows provided by investing activities:
Net additions to property and equipment	(132)	(3,504)
Net sales of investment securities	13,730	85,886
Net changes in partnership investments and offshore funds	(176)	28,123

Net cash provided by investing activities	13,422	110,505

Cash flows used in financing activities:
Deferred tax benefit on vesting under stock incentive plans	136	192
Repurchase of common stock	—	(34,612)
Cash dividends paid to non-controlling stockholders	(9,623)	(50,799)
Cash dividends paid to common stockholders	(2,157)	(4,379)

Net cash used in financing activities	(11,644)	(89,598)

Net increase in cash	60,694	97,223

Cash and cash equivalents at end of period	$120,119	$205,664

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
(2) Basis of Presentation
The consolidated financial statements as of June 30, 2009 and for the six months ended June 30, 2009 and 2008 have not been audited by the Company’s independent registered public accounting firm. In the opinion of management, these statements contain all adjustments, including those of a normal recurring nature, necessary for fair presentation of the financial condition and results of operations. The results for the interim periods ended June 30 are not necessarily indicative of the results to be obtained for a full fiscal year. The Company evaluated subsequent events through August 7, 2009, which represents the date that these financial statements were issued. Certain amounts for the prior year have been reclassified to conform to the current year’s presentation.
Calamos Family Partners, Inc.’s (CFP) and John P. Calamos, Sr.’s (collectively, the Calamos Interests) combined 78.6% and 79.8% interest in Holdings at June 30, 2009 and 2008, respectively, is represented as non-controlling interest in Calamos Holdings LLC in the Company’s financial statements. Non-controlling interest in Calamos Holdings LLC is derived by multiplying the historical equity of Holdings by the Calamos Interests’ aggregate ownership percentage for the periods presented. Issuances and repurchases of CAM’s common stock may result in changes to CAM’s ownership percentage and to the non-controlling interests’ ownership percentage of Holdings. The Company’s corresponding changes to stockholders’ equity are reflected in the consolidated statements of changes in stockholders’ equity. Income is allocated to non-controlling interests based on the average ownership interest during the period in which the income is earned.
CAM wholly owns assets for which the non-controlling interests have no rights. CAM’s wholly-owned net assets include cash and cash equivalents of $8.5 million, net deferred tax assets of $93.4 million and current income taxes receivable of $4.1 million and are reported together with the Holdings consolidated assets in the statements of financial condition.
Calamos Partners LLC, a subsidiary of Holdings, is the general partner of Calamos Market Neutral Opportunities Fund LP (the Partnership) a private investment partnership that is primarily comprised of highly liquid marketable securities. Substantially all the activities of the Partnership are conducted on behalf of the Company and its related parties; therefore, the Company consolidates the financial results of the Partnership into its results.
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
The assets and liabilities of the Partnership and of the Offshore Funds, when consolidated, are presented on a net basis as partnership investments in the consolidated statements of financial condition, and the total income (loss) is included in investment and other income (loss) in the consolidated statements of operations. Partnerships are presented on a net basis in order to provide more clarity to the financial position and results of the core operations of the Company. The underlying assets and liabilities that are being consolidated are described in note 5. The non-controlling interests of the Partnerships and of the Offshore Funds, when consolidated, are presented as non-controlling interests in partnership investments in the respective financial statements.

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
During the second quarter, the Company changed the estimated remaining useful lives of its Class B share deferred sales commission assets. This change in estimate reduced the amortization of deferred sales commissions by $1.7 million, or $0.01 per diluted share, for the second quarter of 2009.
(3) Investment Securities
The following table provides a summary of investment securities owned as of June 30, 2009 and December 31, 2008. Other investment securities consist primarily of common stock. As a registered broker-dealer, Calamos Financial Services LLC is required to mark to market all investment securities it owns (CFS Securities) and record all changes in fair value through current earnings. As such, unrealized gains and losses on CFS securities are included in investment and other income (loss) together with realized gains and losses on all investment securities in the consolidated statements of operations.

	June 30, 2009
	Available-for-	CFS	Total
(in thousands)	Sale	Securities	Securities
Mutual Funds
Equity	$78,207	$35,763	$113,970
Balanced	536	—	536
Fixed income	76,404	—	76,404
High yield	490	—	490
Other	188	—	188

Total mutual funds	155,825	35,763	191,588

Other investment securities	—	113	113

	$155,825	$35,876	$191,701

	December 31, 2008
(in thousands)	Available-for- Sale	CFS Securities	Total Securities
Mutual Funds
Equity	$66,947	$32,671	$99,618
Balanced	436	—	436
Fixed income	72,418	—	72,418
High yield	380	—	380
Other	172	—	172

Total mutual funds	140,353	32,671	173,024

Other investment securities	—	131	131

	$140,353	$32,802	$173,155

The Company held $156.8 million and $140.9 million in affiliated mutual funds at June 30, 2009 and December 31, 2008, respectively.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The table below summarizes the proceeds from sale, gross realized gains (losses) and unrealized gains (losses) on available-for-sale securities as well as unrealized gains (losses) on CFS securities for the three and six months ended June 30, 2009 and 2008. No losses were realized on available-for-sale securities for the periods presented below and, as a result, gross realized gains on sales of available-for-sales securities represent the amount reclassified out of accumulated other comprehensive income into earnings.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2009	2008	2009	2008
Available-for-sale securities:
Proceeds from sale	$—	$113,329	$—	$113,329

Gross realized gains on sales	—	20,663	—	20,234

Unrealized gains (losses)	16,099	(4,957)	13,990	(44,603)

CFS securities:
Unrealized gains (losses)	4,714	(380)	3,074	(953)

The cumulative net unrealized gains (losses) on available-for-sale securities consisted of the following as of June 30, 2009 and December 31, 2008:

	June 30,	December 31,
(in thousands)	2009	2008
Total cumulative unrealized gains on available-for-sale securities with net gains:
Mutual Funds
Equity	$11,471	$160
Fixed income	4,161	1,681

Total gains	15,632	1,841

Total cumulative unrealized losses on available-for-sale securities with net losses:
Mutual Funds
Equity	(57)	(75)
Balanced	(266)	(346)
High yield	(184)	(272)
Other	(32)	(46)

Total losses	(539)	(739)

Total cumulative net unrealized gains on available-for-sale securities	$15,093	$1,102

The aggregate fair value of available-for-sale investment securities that were in an unrealized loss position at June 30, 2009 and December 31, 2008 was $1.3 million and $1.1 million, respectively. The cumulative losses on securities that had been in a continuous loss position for 12 months or longer were immaterial as of the end of each reporting period.
The Company periodically evaluates its available-for-sale investments for other-than-temporary declines in value. Other-than- temporary declines in value may exist when the fair value of an investment security has been below the carrying value for an extended period of time. If an other-than-temporary decline in value is determined to exist, the unrealized investment loss, net of tax is recognized as a charge to net income in the period in which the other-than-temporary decline in value occurs, as well as an accompanying permanent adjustment to accumulated other comprehensive income. At June 30, 2009, the Company believes all unrealized losses to be only temporary and has the ability and intent to hold these securities for a period of time sufficient to allow for recovery in market value.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(4) Derivative Assets and Liabilities
In order to reduce the volatility in fair value of the Calamos corporate investment portfolio, the Company uses exchange traded equity option contracts as an economic hedge of price changes in its investment securities portfolio. The Company’s investment portfolio, totaling $191.7 million at June 30, 2009, consists primarily of positions in several Calamos equity, convertible and fixed income mutual funds. The equity price risk in the investment portfolio is hedged using exchange-traded put and call option contracts on several major equity market indices that correlate most closely with the change in value of the portfolio being hedged. The use of both purchased put and sold call options is part of a single strategy to minimize downside risk in the hedged portfolio, while participating in a portion of the upside of a market rally. The Company may adjust its hedge position in response to movement and volatility in prices and changes in the composition of the hedged portfolio, but generally is not actively buying and selling contracts.
The fair value of purchased puts and sold call contracts are reported in derivative assets and derivative liabilities, respectively, in the consolidated statements of financial condition. Net gains and losses on these contracts are reported in investment and other income (loss) in the consolidated statements of operations with net losses of $15.7 million and $1.1 million for the three and six months ended June 30, 2009, respectively. The Company is using these derivatives for risk management purposes but has not designated the contracts as hedges for accounting purposes.
(5) Partnership Investments
Presented below are the underlying assets and liabilities of the Partnerships that the Company reports on a net basis and the investments accounted for under the equity method. These investments are presented as partnership investments in its consolidated statements of financial condition as of June 30, 2009 and December 31, 2008.

	June 30,	December 31,
(in thousands)	2009	2008
Calamos Market Neutral Opportunities Fund LP:
Securities owned	$23,784	$27,038
Securities sold but not yet purchased	(9,136)	(5,697)
Accrued expenses and other current liabilities	(377)	(7,525)
Other current assets	2,950	886

Calamos Market Neutral Opportunities Fund LP securities, net	17,221	14,702

Investment in other partnerships	15,349	13,769

Partnership investments	$32,570	$28,471

As of June 30, 2009 and December 31, 2008, the Company held a controlling net interest of $15.7 million (91.4%) and $13.4 million (91.2%), respectively, in Calamos Market Neutral Opportunities Fund LP. The non-controlling interests totaled 8.6% and 8.8% of Calamos Market Neutral Opportunities Fund LP at June 30, 2009 and December 31, 2008, respectively, and are presented in the consolidated statements of financial condition as non-controlling interest in partnerships.
As of June 30, 2009 and December 31, 2008, the Company held a non-controlling interest in certain other partnerships and accounted for these investments using the equity method. These investments are presented collectively as investments in other partnerships in the table above.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(6) Fair Value Measurements
The Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows: Level 1 — observable inputs such as quoted prices in active markets; Level 2 — inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and Level 3 — unobservable inputs in which there is little or no market data, and require the reporting entity to develop its own assumptions. At June 30, 2009, the Company did not have any positions in Level 3 securities. For assets recorded at fair value, the Company uses a market approach.
The following provides the hierarchy of inputs used to derive the fair value of the Company’s investment securities, securities owned by the Partnership Investments and securities sold but not yet purchased as of June 30, 2009. Foreign currency contracts are presented on a net basis where the right of offset exists, and no impact of these positions exists at June 30, 2009.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
(in thousands)	June 30,	Identical Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Investment securities (note 3)
Mutual funds	$191,588	$191,588	$—	$—
Common stocks	113	113	—	—

	191,701	191,701	—	—

Derivative assets (note 4)
Exchange-traded put option contracts	3,750	3,750	—	—

Derivative liabilities (note 4)
Exchange-traded call option contracts	(5,882)	(5,882)	—	—

Securities owned by Partnership
Investments (note 5)				—
Common stocks	310	2	308	—
Convertible preferred stocks	1,878	1,878	—	—
Purchased options	10	10	—	—
Convertible bonds	17,951	—	17,951	—
Corporate bonds	2,661	—	2,661	—
Convertible preferred stocks	974	—	974	—

	23,784	1,890	21,894	—

Securities sold but not yet purchased (note 5)
Common stocks	(9,062)	(9,062)	—	—
Exchange-traded call option contracts	(74)	(74)	—	—

	(9,136)	(9,136)	—	—

Total	$204,217	$182,323	$21,894	$—

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(7) Fair Value of Financial Instruments
The carrying value of cash and cash equivalents and receivables approximate fair value due to the short maturities of these financial instruments.
The fair value of long-term debt, which has a carrying value of $125 million, was approximately $133.0 million at June 30, 2009. Fair value estimates are calculated using discounted cash flows based on the Company’s incremental borrowing rates for the debt and market prices for similar bonds at the measurement date. This method of assessing fair value may differ from the actual amount realized.
(8) Earnings Per Share
The following table reflects the calculation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2009	2008	2009	2008
Earnings per share — basic
Earnings available to common shareholders	$1,787	$1,896	$5,139	$2,345
Weighted average shares outstanding	19,621	19,743	19,614	20,040

Earnings per share — basic	$0.09	$0.10	$0.26	$0.12

Earnings per share — diluted
Income before income taxes		$65,398		$55,799
Non-controlling interest in partnerships		810		13,269
Less: Impact of revaluation of net deferred tax assets		33,287		32,888
Less: Impact of income taxes		24,319		25,592

Earnings available to common shareholders	$1,787	$8,602	$5,139	$10,588

Weighted average shares outstanding	19,621	19,743	19,614	20,040
Exchange of Calamos Interests ownership for common stock	—	77,000	—	77,000
Dilutive impact of restricted stock units	369	309	260	292
Dilutive impact of stock options	—	—	—	—

Weighted average diluted shares outstanding	19,990	97,052	19,874	97,332

Earnings per share — diluted	$0.09	$0.09	$0.26	$0.11

Diluted earnings per share is calculated (a) assuming the Calamos Interests exchanged all of their ownership interest in Holdings and their CAM Class B common stock for shares of CAM’s Class A common stock (collectively, the Exchange) and (b) including the effect of outstanding dilutive equity incentive compensation awards.
Effective March 1, 2009, the company amended its certificate of incorporation requiring that the Exchange be based on a fair value approach (details of the amendment are set forth in the Company’s Schedule 14C filed with the Securities and Exchange Commission on January 12, 2009). The amendment results in the same or fewer shares of Class A common stock being issued at the time of the Exchange. The effects of the Exchange are anti-dilutive and are therefore excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2009.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In calculating diluted earnings per share for the 2008 periods, the Company assumes that the net deferred tax assets will increase at a rate commensurate with the Company’s increased ownership of Holdings at the time of Calamos Interests’ exchange. As a result of the reduction of the Company’s statutory income tax rate in the second quarter of 2008 (see note 10), the net deferred tax assets would decrease by $33.3 million and $32.9 million for the three and six months ended June 30, 2008. Additionally, in calculating diluted earnings per share for the second quarter and first half of 2008, effective tax rates of 36.9% and 37.1%, respectively, were applied to the sum of income before income taxes and net income attributable to non-controlling interest in partnership investments.
The Company uses the treasury stock method to reflect the dilutive effect of unvested restricted stock units (RSUs) and unexercised stock options on diluted earnings per share. Under the treasury stock method, if the average market price of common stock increases above the option’s exercise price, the proceeds that would be assumed to be realized from the exercise of the option would be used to acquire outstanding shares of common stock. However, pursuant to SFAS No. 123(R), Share-Based Payment, the awards may be anti-dilutive even when the market price of the underlying stock exceeds the option’s exercise price. This result is possible because compensation cost attributed to future services and not yet recognized is included as a component of the assumed proceeds upon exercise. The dilutive effect of such options and RSUs would increase the weighted average number of shares used in the calculation of diluted earnings per share.
The following table shows the number of shares which were excluded from the computation of diluted earnings per share as they were anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Exchange of Calamos Interests’ ownership interest in Holdings for shares of Class A common stock	54,546,666	—	54,546,666	—
Restricted stock units	811,669	486,694	811,669	212,618
Stock options	2,572,621	2,586,892	2,572,621	2,586,892

Total	57,930,956	3,073,586	57,930,956	2,799,510

Assuming an Exchange at June 30, 2009, 54.5 million shares would be issued to the Calamos Interests. The formula for exchanging ownership interest in Holdings for shares of CAM’s Class A common stock is set forth in the Company’s Second Amended and Restated Certificate of Incorporation (filed as Exhibit 3(i) to the 2008 Annual Report on Form 10-K). For illustrative purposes the Exchange is based in part on the NASDAQ Global Select Market closing price of CAM’s Class A common stock on June 30, 2009 and on a fair market valuation by management of CAM’s net assets other than its ownership interest in Holdings. In the event of an actual Exchange, the majority of the Company’s independent directors may determine the fair market value of a share of CAM’s Class A common stock to be other than the closing price and will determine the fair market value of CAM’s net assets other than its ownership in Holdings.
(9) Stock Based Compensation
Under the Company’s incentive compensation plan, certain employees of the Company receive stock based compensation comprised of stock options and RSUs. Historically, RSUs have been settled with newly issued shares so that no cash was used by the Company to settle awards; however, the Company may also use treasury shares or issue new shares upon the exercise of stock options and upon conversion of RSUs. The Company’s Annual Report on Form 10-K for the year ended December 31, 2008 provides details of this plan and its provisions.
During the first half of 2009, the Company granted 705,224 RSUs. There were forfeitures of 15,705 stock options and 5,235 RSUs during the six months ended June 30, 2009.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
During the first half of 2009, 147,038 RSUs vested with 23,688 units withheld for taxes and 123,350 RSUs converted into an equal number of shares of CAM’s Class A common stock. The total intrinsic value and the fair value of the converted shares was $852,000. The total tax benefit realized in connection with the vesting of the RSUs during the six months ended June 30, 2009 was $99,000, as the Company receives tax benefits based upon the portion of Holdings’ income that it recognizes.
During the six months ended June 30, 2009, expense recorded in connection with the RSUs and stock options was $4.1 million of which $870,000, after giving effect to the non-controlling interests, was credited as additional paid-in capital. During the six months ended June 30, 2008, expense recorded in connection with the RSUs and stock options was $3.6 million of which $732,000, after giving effect to the non-controlling interests, was credited as additional paid-in capital. The amount of deferred tax asset created was $322,000 and $271,000 during the six months ended June 30, 2009 and 2008, respectively. At June 30, 2009, approximately $24.2 million of total unrecognized compensation expense related to nonvested stock option and RSU awards is expected to be recognized over a weighted-average period of 3.7 years.
(10) Income Taxes
Holdings is subject to certain income-based state taxes; therefore, income taxes reflect not only the portion attributed to CAM stockholders but also the portion of income taxes attributable to non-controlling interests. CAM’s effective income tax rate for the second quarter and first half was approximately 37.4% and 38.1%, respectively.
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
(11) Non-Operating Income (Loss), Net of Non-Controlling Interest in Partnerships
Non-operating income (loss), net of non-controlling interest in partnerships was comprised of the following components for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2009	2008	2009	2008
Interest income	$216	$494	$380	$1,341
Interest expense	(1,950)	(8,162)	(3,900)	(16,263)

Net interest expense	(1,734)	(7,668)	(3,520)	(14,922)

Investment income (loss)	(6,367)	23,717	7,512	(23,308)
Miscellaneous other income	174	238	365	489

Investment and other income (loss)	(6,193)	23,955	7,877	(22,819)

Non-operating income (loss)	(7,927)	16,287	4,357	(37,741)
Net (income) loss attributable to non-controlling interest in partnerships	(158)	810	(189)	13,269

Non-operating income (loss), net of non- controlling interest in partnerships	$(8,085)	$17,097	$4,168	$(24,472)

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
In December 2007, the FASB issued SFAS 160, Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, which establishes accounting and reporting requirements for non-controlling interest, which the Company previously referred to as minority interest. SFAS 160 requires non-controlling interest to be reported as a component of equity on the consolidated statements of financial position and the amount of net income attributable to non-controlling interest to be identified on the consolidated statements of income. SFAS 160 became effective in the first quarter of 2009 and the Company applied the presentation as prescribed by SFAS 160 to its consolidated financial statements for all periods presented.
In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133, which requires additional disclosures for derivative instruments and hedging activities. SFAS 161 became effective beginning January 1, 2009 and did not have a material impact on the Company’s financial statements.
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP 107-1), which requires that annual disclosures required by SFAS 107, Disclosures about Fair Value of Financial Instruments, be provided in interim financial statements. FSP 107-1 became effective in the second quarter of 2009 and the Company’s financial statements reflect the required disclosures.
In April 2009, the FASB issued FSP FAS 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP 115-2), which amends the guidance for determining whether an other-than-temporary impairment exists on debt securities. FSP 115-2 became effective in the second quarter of 2009 and did not have an impact on the Company’s financial statements as it is not currently a direct holder of debt securities.
In April 2009, the FASB issued FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides guidance for estimating the fair value of assets and liabilities when the volume and level of activity for the asset or liability have significantly decreased and emphasizes that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. FSP 157-4 became effective in the second quarter of 2009 and did not have an impact on the Company’s financial statements.
In May 2009, the FASB issued SFAS 165, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. In accordance with SFAS 165, the rules concerning recognition and disclosure of subsequent events will remain substantially unchanged from current generally accepted auditing standards. Additionally, SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. Accordingly, in the second quarter of 2009 the Company adopted this standard, which had no impact on the Company’s financial statements.
In June 2009, the FASB issued SFAS 167, Amendments to FASB Interpretation No. 46(R), which modifies the analysis required to determine whether a company’s variable interest(s) give it a controlling financial interest in a variable interest entity. SFAS 167 is effective January 1, 2010. The Company is evaluating the impact that this standard will have on its financial statements and expects it to be immaterial.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162, which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States (GAAP). Upon adoption, the FASB Accounting Standards Codification (the Codification) will become the sole source of authoritative GAAP and will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 is not expected to have a material impact on the Company’s financial statements.
(13) Subsequent Events
In May 2009, the stockholders of the Company approved an amendment to the Corporation’s Incentive Compensation Plan (“Plan”) to allow for a stock option exchange program (“Program”). The proposed Program and amendment to the Plan were summarized in the Company’s definitive proxy statement filed with the Securities and Exchange Commission on April 17, 2009 in connection with the Corporation’s Annual Stockholders Meeting (“Proxy Statement”). Details regarding the specific Program offered to option holders are available in the Company’s Tender Offer Statement on Schedule TO, as amended, filed with the Securities and Exchange Commission in June 2009.
The Program expired on July 23, 2009 and 264,547 eligible stock options were tendered, representing 95% of the total stock options eligible for exchange in the Program with exchange ratios greater than 1.0 to 1. On July 23, 2009, the Company granted an aggregate of 197,712 new stock options in exchange for the eligible stock options surrendered in the Program, thus reducing the potentially dilutive shares by 66,835. The exercise price of the new stock options is $17.80, which is 120% of the closing price of the Company’s Class A common stock on July 23, 2009, as reported by the NASDAQ Global Select Market. The effects of the Program will be immaterial to the Company’s financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
We are a firm of 314 full-time employees that provides investment advisory services to institutions and individuals, managing $27.0 billion in assets at June 30, 2009. Our operating results fluctuate primarily due to changes in the total value and composition of our assets under management. The value and composition of our assets under management are, and will continue to be, influenced by a variety of factors, including purchases and redemptions of shares of mutual funds and separate accounts that we manage, fluctuations in the financial markets around the world that result in appreciation or depreciation of assets under management and the number and types of our investment strategies and products.
We market our investment strategies to our clients through a variety of products designed to suit their investment needs. We currently manage four types of mutual fund and separate account investment products. The following table details our assets under management at June 30, 2009 and 2008.

	June 30,
(in millions)	2009	2008
Mutual Funds
Open-end funds	$15,702	$24,005
Closed-end funds	4,301	6,688

Total mutual funds	20,003	30,693

Separate Accounts
Institutional accounts	3,898	5,285
Managed accounts	3,131	5,232

Total separate accounts	7,029	10,517

Total assets under management	$27,032	$41,210

Our revenues are substantially comprised of investment management fees earned under contracts with the mutual funds and separate accounts that we manage. Our revenues are also comprised of distribution and underwriting fees, including asset-based distributions and/or service fees received pursuant to Rule 12b-1 plans. Investment management fees and distribution and underwriting fees may fluctuate based on a number of factors, including the total value and composition of our assets under management, market appreciation or depreciation and the level of net purchases and redemptions, which represent the sum of new client investments, additional funding from existing clients, withdrawals of assets from and termination of client accounts and purchases and redemptions of mutual fund shares. The mix of assets under management among our investment products also has an impact on our revenues as our fee schedules vary by product.
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
Overall, we have seen positive results from our cost containment efforts and remain committed to further leveraging our operating structure, including identifying opportunities to institute a more variable expense structure such as outsourcing our middle and back office operations. Additionally, we continue our efforts to further develop our distribution platform, including building our international, retirement plan and institutional businesses. In connection with these initiatives, we continue to seek opportunities to grow our investment strategies and product lines more profitably.

Operating Results
Second Quarter and Six Months Ended June 30, 2009 Compared to Second Quarter and Six Months Ended June 30, 2008
Assets Under Management
Assets under management decreased by $14.2 billion, or 34%, to $27.0 billion at June 30, 2009 from $41.2 billion at June 30, 2008. Our assets under management consisted of 74% mutual funds and 26% separate accounts at June 30, 2008 and 2009.

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
($ in millions)	2009	2008	Amount	Percent	2009	2008	Amount	Percent
Mutual Funds
Beginning assets under management	$17,089	$30,658	$(13,569)	(44)%	$17,498	$34,835	$(17,337)	(50)%
Net purchases (redemptions)	264	(282)	546	*	74	(732)	806	*
Market appreciation (depreciation)	2,650	317	2,333	736	2,431	(3,410)	5,841	*

Ending assets under management	20,003	30,693	(10,690)	(35)	20,003	30,693	(10,690)	(35)

Average assets under management	19,034	32,114	(13,080)	(41)	17,928	31,758	(13,830)	(44)

Separate Accounts
Beginning assets under management	6,380	10,248	(3,868)	(38)	6,542	11,373	(4,831)	(42)
Net purchases (redemptions)	(167)	83	(250)	*	(408)	189	(597)	*
Market appreciation (depreciation)	816	186	630	339	895	(1,045)	1,940	*

Ending assets under management	7,029	10,517	(3,488)	(33)	7,029	10,517	(3,488)	(33)

Average assets under management	6,866	10,834	(3,968)	(37)	6,609	10,728	(4,119)	(38)

Total Assets Under Management
Beginning assets under management	23,469	40,906	(17,437)	(43)	24,040	46,208	(22,168)	(48)
Net purchases (redemptions)	97	(199)	296	*	(334)	(543)	209	(38)
Market appreciation (depreciation)	3,466	503	2,963	589	3,326	(4,455)	7,781	*

Ending assets under management	27,032	41,210	(14,178)	(34)	27,032	41,210	(14,178)	(34)

Average assets under management	$25,900	$42,948	$(17,048)	(40)	24,537	$42,486	$(17,949)	(42)

*	Not meaningful.
During the second quarter of 2009, net purchases in our mutual funds of $264 million represent a favorable change of $546 million from net redemptions of $282 million in the second quarter of 2008. This improvement in net flows was primarily due to an increase of $537 million in net purchases of our Convertible Fund, which was reopened to new investors in October of 2008 and to increases in net purchases within our balanced and fixed income products. Mutual funds were positively impacted by market appreciation of $2.7 billion during the three months ended June 30, 2009 compared to market appreciation of $0.3 billion during the three months ended June 30, 2008.
During the first half of 2009, net purchases in our mutual funds of $74 million represent a favorable change of $806 million from net redemptions of $732 million in the first half of 2008. The improvement in net redemptions, compared to the first half of 2008 was primarily due to an increase of $1.2 billion in net sales of our Convertible Fund, as well as continued net purchases into our High Yield Fund and Total Return Bond Fund. Mutual funds were positively impacted by market appreciation of $2.4 billion during the six months ended June 30, 2009 compared to market depreciation of $3.4 billion during the six months ended June 30, 2008.
Separate accounts had net redemptions of $167 million and $408 million during the second quarter and year-to-date period ended June 30, 2009, respectively, compared to net purchases of $83 million and $189 million during the prior-year periods due to outflows within our managed accounts where the convertible strategy remains closed to new investments and to the timing of sales in our institutional accounts. Separate accounts were positively impacted by market appreciation of $816 million and $895 million during the three and six months ended June 30, 2009, respectively, compared to market appreciation of $186 million and market depreciation of $1.0 billion in the three and six months ended June 30, 2008, respectively.

Impact of One-Time Items
Results of operations for the three and six months ended June 30, 2008 were significantly impacted by certain one-time expenses. In 2008, developments in the Illinois tax statutes resulted in modifications to the Company’s state tax apportionment methodology that lowered the Company’s statutory income tax rate from 40 percent to 37 percent. While we view this to be beneficial for the long term by reducing income taxes, we recorded a one-time, non-cash income tax expense of $6.8 million, or $0.34 per diluted share, in the second quarter of 2008 to revalue our net deferred tax assets to reflect the new statutory income tax rate.
Management considers results adjusted for this one-time expense, as presented below, to provide a better indication of the company’s operations. These adjusted items are considered “non-GAAP financial measures” as defined by Regulation S-K of the Securities and Exchange Commission. In evaluating operating performance, management considers net income attributable to Calamos Asset Management, Inc. and diluted earnings per share, each calculated in accordance with accounting principles generally accepted in the United States (GAAP), and each item on an as-adjusted basis, which constitute non-GAAP financial measures. Items presented on an as-adjusted basis exclude the impact of the revaluation of the net deferred tax assets in the second quarter of 2008. As this one-time item is not expected to recur, management believes that excluding this item better enables it to evaluate the company’s operating performance relative to the prior periods. Management considers these non-GAAP financial measures when evaluating the performance of the company and believes the presentation of these amounts provides the reader with information necessary to analyze the company’s operations for the periods compared. Reconciliations of these measurements from their most directly comparable GAAP financial measures for the three and six months ended June 30, 2009 and 2008 are provided in the table below and should be carefully evaluated by the reader:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2009	2008	2009	2008

Net income attributable to Calamos Asset Management, Inc.	$1,787	$1,896	$5,139	$2,345
Net deferred tax assets revaluation	—	6,771	—	6,771

Net income attributable to Calamos Asset Management, Inc. as adjusted	$1,787	$8,667	$5,139	$9,116

Diluted earnings per share	$0.09	$0.09	$0.26	$0.11
Net deferred tax assets revaluation	—	0.34	—	0.34

Diluted earnings per share, as adjusted	$0.09	$0.43	$0.26	$0.45

Financial Overview
Operating income was $21.4 million for the second quarter of 2009, compared with $49.1 million for the same period a year ago. Operating margin was 31.9% for the second quarter of 2009 and 43.8% for the year-earlier period. Operating income was $34.6 million for the first half of 2009, compared with $93.5 million for the same period a year ago. Operating margin was 27.3% for the first half of 2009 and 42.0% for the year-earlier period.
In order to gather assets under management, we engage in distribution and underwriting activities, principally with respect to our family of open-end mutual funds. Generally accepted accounting principles require that we present distribution fees earned by us as revenues and distribution fees paid to selling firms and the amortization of our deferred sales commissions as expenses in the consolidated statements of operations. However, when analyzing our business, we consider the result of these distribution activities as a net amount of revenue as they are typically a result of a single open-end mutual fund share purchase. Hence, the result of presenting this information in accordance with generally accepted accounting principles is a reduction to our overall operating margin, as the margin on distribution activities is generally lower than the margins on the remainder of our business. The following table summarizes the net distribution fee margin for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2009	2008	2009	2008

Distribution and underwriting fees	$18,988	$32,818	$36,016	$65,288
Distribution and underwriting expense	14,282	24,875	26,760	49,033
Amortization of deferred sales commissions	2,562	5,966	7,216	12,086

Net distribution fees	$2,144	$1,977	$2,040	$4,169

Net distribution fee margin	11%	6%	6%	6%

Net distribution fee margin varies by share class because each share class has different distribution and underwriting activities, which are described in our 2008 Annual Report on Form 10-K. Distribution fee revenues and expenses vary with our average assets under management and deferred sales commissions are typically amortized on a straight-line basis with adjustments made upon redemption of existing assets. As a result, in periods of declining assets under management, our distribution margin will be more severely impacted by amortization expense.
Revenues
Total revenues decreased by $45.2 million, or 40%, to $67.1 million for the three months ended June 30, 2009 from $112.2 million for the prior year. For the six months ended June 30, 2009, total revenues decreased by $96.3 million, or 43%, to $126.6 million from $222.9 million for the prior year. The decrease was primarily due to lower investment management fees and distribution and underwriting fees.

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
($ in thousands)	2009	2008	Amount	Percent	2009	2008	Amount	Percent
Investment management fees	$47,493	$78,449	$(30,956)	(39)%	$89,494	$155,723	$(66,229)	(43)%
Distribution and underwriting fees	18,988	32,818	(13,830)	(42)	36,016	65,288	(29,272)	(45)
Other	598	971	(373)	(38)	1,138	1,920	(782)	(41)

Total revenues	$67,079	$112,238	$(45,159)	(40)%	$126,648	$222,931	$(96,283)	(43)%

Compared to the prior year, investment management fees decreased 39% in the second quarter of 2009 primarily due to a $17.0 billion decrease in average assets under management across all products. Investment management fees from open-end funds decreased to $29.0 million for the three months ended June 30, 2009 from $48.2 million for the prior-year period, a result of a $10.2 billion decrease in open-end fund average assets under management. Investment management fees from our closed-end funds decreased to $9.0 million for the second quarter of 2009 from $15.3 million for the prior-year quarter, due to a $2.9 billion decrease in closed-end fund average assets under management. Investment management fees from our separately managed accounts decreased to $9.5 million for the three months ended June 30, 2009 from $14.9 million in the prior year again due to a $4.0 billion decrease in average assets under management. Investment management fees as a percentage of average assets under management was 0.74% and 0.73% for the three months ended June 30, 2009 and 2008, respectively.
Compared to the prior year, investment management fees decreased 43% in the first half of 2009 primarily due to a $17.9 billion decrease in average assets under management across all products. Investment management fees from open-end funds decreased to $54.0 million for the six months ended June 30, 2009 from $95.0 million for the prior-year period, a result of a $10.8 billion decrease in open-end fund average assets under management. Investment management fees from our closed-end funds decreased to $17.3 million for the first half of 2009 from $30.7 million for the prior-year quarter, due to a $3.1 billion decrease in closed-end fund average assets under management. Investment management fees from our separately managed accounts decreased to $18.2 million for the six months ended June 30, 2009 from $30.0 million in the prior year again due to a $4.1 billion decrease in average assets under management. Investment management fees as a percentage of average assets under management was 0.74% for the first half of 2009 and 2008.

Operating Expenses
Operating expenses decreased to $45.7 million and $92.1 for the second quarter and first half of 2009, respectively, from $63.1 million and $129.4 million in the comparable periods of the prior year reflecting our commitment to leveraging our operating expense structure as well as lower assets under management.

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
($ in thousands)	2009	2008	Amount	Percent	2009	2008	Amount	Percent
Employee compensation and benefits	$17,378	$19,994	$(2,616)	(13)%	$35,469	$43,454	$(7,985)	(18)%
Distribution and underwriting expense	14,282	24,875	(10,593)	(43)	26,760	49,033	(22,273)	(45)
Amortization of deferred sales commissions	2,562	5,966	(3,404)	(57)	7,216	12,086	(4,870)	(40)
Marketing and sales promotion	2,940	3,035	(95)	(3)	5,462	6,071	(609)	(10)
General and administrative	8,533	9,257	(724)	(8)	17,167	18,747	(1,580)	(8)

Total operating expenses	$45,695	$63,127	$(17,432)	(28)%	$92,074	$129,391	$(37,317)	(29)%

Employee compensation and benefits expense decreased by $2.6 million and $8.0 million for the second quarter and first half of 2009 compared to the prior-year periods, mostly attributable to reduced staffing levels. Recently, we made the decision to bring certain security, property management and business continuity services in house. Costs related to these professional services are currently reflected as general and administrative expenses in our financial results. Following this change, we expect an increase in employee compensation and benefits expense and an offsetting decrease in general and administrative expense. We believe these decisions will generally be expense neutral to our operating results.
Distribution and underwriting expense decreased by $10.6 million and $22.3 million for the second quarter and first half of 2009 when compared to the prior-year periods due to the decline in average open-end fund assets under management and to lower average Class C share assets older than one year. Although the Rule 12b-1 fee rates we paid to broker-dealers and other intermediaries in the three and six months ended June 30, 2008 did not change from the rates paid in the prior year, we expect distribution expense to vary with the change in open-end mutual funds assets under management and with the age of the Class C share assets.
Amortization of deferred sales commissions decreased $3.4 million and $4.9 million for the three and six months ended June 30, 2009, when compared to the second quarter and first half of 2008, mainly due to lower Class C share sales, to lower Class B share redemptions and to our decision to discontinue Class B share mutual fund sales. Due to our decision to discontinue the sales of Class B mutual fund shares during the second quarter of 2009, the deferred sales commission assets will no longer be replenished by new sales. As a result, we evaluated the estimated remaining useful life of the Class B deferred sales commission assets. Based on this analysis, we increased the estimated useful lives of these assets. This change in estimate reduced the amortization of deferred sales commissions by $1.7 million, or $0.01 per diluted share, for the second quarter of 2009. This does not represent a change in accounting principle as the deferred sales commission assets will continue to be amortized on a straight-line basis over the estimated period in which the 12b-1 fees with additional amortization recorded upon redemption of Class B shares.
General and administrative expense decreased by $0.7 million and $1.6 million for the three and six months ended June 30, 2008, respectively, when compared to the same periods of the prior year, mostly due to lower occupancy costs, lower professional services expense and lower travel and entertainment costs, all of which reflect our continued efforts to contain costs.

Non-Operating Income (Loss) Net of Non-Controlling Interest in Partnerships
The following table summarizes our non-operating income (loss) net of non-controlling interest in partnerships (Non-Operating Results) for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in thousands)	2009	2008	Change	2009	2008	Change
Interest income	$216	$494	$(278)	$380	$1,341	$(961)
Interest expense	(1,950)	(8,162)	6,212	(3,900)	(16,263)	12,363

Net interest income (expense)	(1,734)	(7,668)	5,934	(3,520)	(14,922)	11,402

Investment income (loss)	(6,367)	23,717	(30,084)	7,512	(23,308)	30,820
Miscellaneous other income	174	238	(64)	365	489	(124)

Investment and other income (loss)	(6,193)	23,955	(30,148)	7,877	(22,819)	30,696

Non-operating income (loss)	(7,927)	16,287	(24,214)	4,357	(37,741)	42,098
Net (income) loss attributable to non-controlling interest in partnership investments	(158)	810	(968)	(189)	13,269	(13,458)

Non-operating income (loss) net of non- controlling interest in partnerships	$(8,085)	$17,097	$(25,182)	$4,168	$(24,472)	$28,640

Non-Operating Results for the three months ended June 30, 2009 totaled a loss of $8.1 million compared to income of $17.1 million for the prior-year quarter. Non-operating results for the first half of 2009 totaled income of $4.2 million compared to a loss of $24.5 million for the prior-year period. Interest expense decreased by $6.2 million and $12.4 million for the three and six months ended June 30, 2009 when compared to the prior year periods reflecting the prepayment of $400 million of a total of $525 million of outstanding long-term debt in the fourth quarter of 2008.
The following table provides a summary of our investment portfolio results and reflects the investment income (loss) portion of our non-operating results and the change in fair value of certain of our investment securities recorded in accumulated other comprehensive income (loss), a component of stockholders’ equity, for the three and six months ended June 30, 2009:

	Three Months Ended June 30, 2009			Six Months Ended June 30, 2009
		Change in			Change in
	Non-	Accumulated		Non-	Accumulated
	Operating	Other		Operating	Other
	Income	Comprehensive		Income	Comprehensive
($ in thousands)	(Loss)	Income	Total	(Loss)	Income	Total
Mutual funds and common stock	$5,501	$16,099	$21,600	$4,552	$13,990	$18,542
Partnership investments	3,820	—	3,820	4,099	—	4,099
Equity option contracts	(15,688)	—	(15,688)	(1,139)	—	(1,139)

Investment income (loss)	(6,367)	16,099	9,732	7,512	13,990	21,502
Non-controlling interest in Partnerships	(158)		(158)	(189)		(189)

Investment portfolio results	$(6,525)		$9,574	$7,323		$21,313

Less: Non-controlling interest in Calamos Holdings LLC		(12,650)			(10,991)
Deferred income taxes		943			1,110

Change in accumulated other comprehensive income		$4,392			$4,109

Investment portfolio results totaled $9.6 million and $21.3 million in the second quarter and first six months of 2009, respectively. These results primarily reflect net unrealized gains in the investment portfolio, partially offset by net realized and unrealized gains and losses on equity option contracts used to hedge market value fluctuations in the corporate investment portfolio.
Exchange traded equity option contracts are used to economically hedge price changes in the investment securities portfolio. The hedge position may be adjusted in response to movement and volatility in prices and changes in the composition of the hedged portfolio, but generally we are not actively buying and selling contacts.

Income Taxes
Holdings is subject to certain income-based state taxes; therefore, income taxes reflect not only the portion attributed to us but also income taxes attributable to non-controlling interests. Our effective income tax rate for the second quarter and first half was approximately 37.4% and 38.1%, respectively.
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
Net Income
Net income was $1.8 million and $5.1 million for the three and six months ended June 30, 2009, respectively, compared to $1.9 million and $2.3 million for the same periods in the prior year.
Net income, as adjusted, was $1.8 million and $5.1 million for the three and six months ended June 30, 2009, respectively, compared to $7.4 million and $14.9 million for the same periods in the prior year.
Liquidity and Capital Resources
We manage our liquidity position to ensure adequate resources are available to fund ongoing operations of the business, provide seed money for new funds, or invest in other corporate strategic initiatives. Our principal sources of liquidity are cash flows from operating activities and our corporate investment portfolio, which is comprised of cash and cash equivalents, investment securities, derivatives and partnership investments. Investment securities are principally comprised of company-sponsored mutual funds. In addition, the individual securities held within our partnership investments are typically highly liquid exchange-traded securities.
Our working capital requirements historically have been met through cash generated by operations. We believe cash generated from operations will be sufficient over the foreseeable future to meet our working capital requirements with respect to the foregoing activities and to support future growth. The following table summarizes our principal sources of liquidity as of June 30, 2009 and December 31, 2008:

			Increase
(in thousands)	June 30, 2009	December 31, 2008	(Decrease)
Cash and cash equivalents	$120,119	$59,425	$60,694
Investment securities	191,701	173,155	18,546
Derivatives, net	(2,132)	14,288	(16,420)
Partnership investments, net of non-controlling interests	31,092	27,182	3,910

Total corporate investment portfolio	$340,780	$274,050	$66,730

The total corporate investment portfolio increased $66.7 million during the first half of 2009. Equity option activity during the quarter generated net positive cash flow of $15.3 million that reduced the carrying amount of derivatives while increasing the balance in cash and cash equivalents. The following table summarizes the primary components of the change in our liquidity position during the six months ending June 30, 2009:

Increase
(in thousands)	(Decrease)
Net realized and unrealized gains and (losses) on investment securities:
Mutual funds and common stock	$16,994
Partnership investments, net of non-controlling interests ownership	3,910
Equity option contracts	(1,139)
Other net cash generated by business activities	46,965

$66,730

To mitigate the impact of further declines in the valuation of our investment portfolio, we continued to execute hedge strategies, specifically an equity option collar that is comprised primarily of selling index-based call options and purchasing index-based put options. This hedge continued to provide the stability to our portfolio value as intended. We expect to continue to use hedge strategies to protect our portfolio value as we believe appropriate.
Calamos Holdings LLC is the borrower of our $125 million in long-term debt. The following is a summary of our covenant compliance as of June 30, 2009 with the defined terms and covenants having the same meanings set forth under our amended note purchase agreements:

	Results as of
Covenant	June 30, 2009
EBITDA/interest expense — not less than 3.0	6.96
Debt/EBITDA — not more than 3.0	0.91
Investment coverage ratio — not less than 1.175	1.83
Net worth — not less than $160 million	$246	million
The following tables summarize key statements of financial condition data relating to our liquidity and capital resources.

	June 30,	December 31,
(in thousands)	2009	2008
Statements of financial condition data:
Cash and cash equivalents	$120,119	$59,425
Receivables	23,018	20,049
Investment securities	191,701	173,155
Derivatives, net	(2,132)	14,288
Partnership investments	32,570	28,471
Deferred tax assets, net	93,428	95,606
Deferred sales commissions	14,566	18,414
Long-term debt	125,000	125,000
Cash flows for the six months ended June 30, 2009 and 2008 are shown below:

	June 30,
(in thousands)	2009	2008
Cash flow data:
Net cash provided by operating activities	$58,916	$76,316
Net cash provided by investing activities	13,730	110,505
Net cash used in financing activities	(11,644)	(89,598)
Net cash provided by operating activities totaled $58.9 million for the six months ended June 30, 2009. These net cash flows are primarily attributable to investment management, distribution and underwriting fees generated by core business activities, partially offset by staff, distribution, underwriting and other operating expenses. Investing activities for the six months ended June 30, 2009 provided cash totaling $13.7 million. Sales of investment securities and net positive cash flow from related investment hedging activities comprised the majority of this net inflow. Net cash used in financing activities totaled $11.6 million for the first six months of 2009, largely due to dividends paid to non-controlling and common shareholders. We expect our cash and liquidity requirements will be met with cash on hand and through cash generated by operations.

Recently Issued Accounting Pronouncements
In June 2009, the FASB issued SFAS 167, Amendments to FASB Interpretation No. 46(R), which modifies the analysis required to determine whether a company’s variable interest(s) give it a controlling financial interest in a variable interest entity. SFAS 167 is effective January 1, 2010. We are evaluating the impact that this standard will have on our financial statements and expect it to be immaterial.
In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162, which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States (GAAP). Upon adoption, the FASB Accounting Standards Codification (the Codification) will become the sole source of authoritative GAAP and will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 is not expected to have a material impact on our financial statements.
Critical Accounting Policies
Our significant accounting policies are summarized in note 2 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. A discussion of critical accounting policies is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2008. There were no significant changes in our significant accounting policies or critical accounting policies during the six months ended June 30, 2009.
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
Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to: adverse changes in applicable laws or regulations; downward fee pressures and increased industry competition; risks inherent to the investment management business; the loss of revenues due to contract terminations and redemptions; the inability to maintain compliance with financial covenants; the performance of our investment portfolio; our ownership and organizational structure; general and prolonged declines in the prices of securities; significant changes in market conditions and the economy that require a modification to our business plan; catastrophic or unpredictable events; the loss of key executives; the unavailability, consolidation and elimination of third-party retail distribution channels; increased costs of and timing of payments related to distribution; failure to recruit and retain qualified personnel; a loss of assets, and thus revenues; fluctuation in the level of our expenses; changes in accounting estimates; poor performance of our largest funds; damage to our reputation; and the extent and timing of any share repurchases. Further, the value and composition of our assets under management are, and will continue to be, influenced by a variety of factors including, among other things: purchases and redemptions of shares of the open-end funds and other investment products; fluctuations in both the underlying value and liquidity of the financial markets around the world that result in appreciation or depreciation of assets under management; mutual fund capital gain distributions; our ability to access capital markets; our introduction of new investment strategies and products; our ability to educate our clients about our investment philosophy and provide them with best-in-class service; the relative investment performance of our investment products as compared to competing offerings and market indices; competitive conditions in the mutual fund, asset management and broader financial services sectors; investor sentiment and confidence; and our decision to open or close products and strategies. Item 1A of our most recently filed Annual Report on Form 10-K discusses some of these and other important factors in detail under the caption “Risk Factors.”

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
An analysis of our market risk was included in our Annual Report on Form 10-K for the year ended December 31, 2008. There were no material changes to the Company’s market risk during the six months ended June 30, 2009.
Item 4. Controls and Procedures
Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2009, and has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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

Item 4. Submission of Matters to a Vote of Security Holders
At the annual meeting of stockholders on May 22, 2009, John P. Calamos, Sr., Nick P. Calamos, G. Bradford Bulkley, Mitchell S. Feiger, Richard W. Gilbert and Arthur L. Knight were elected as directors of the Company with terms expiring at the annual meeting of stockholders in 2010. The results of the votes were as follows:

	Class A Share	Class B Share	Class A Share	Class B Share
Election of:	Votes For	Votes For	Votes Withheld	Votes Withheld
John P. Calamos, Sr.	n/a	783,700,023	n/a	0
Nick P. Calamos	n/a	783,700,023	n/a	0
G. Bradford Bulkley	14,669,577	783,700,023	3,080,867	0
Mitchell S. Feiger	14,657,105	783,700,023	3,092,867	0
Richard W. Gilbert	14,667,117	783,700,023	3,082,855	0
Arthur L. Knight	10,789,550	783,700,023	6,960,422	0
Stockholders at the meeting also ratified KPMG LLP as the Company’s independent registered public accounting firm for the Company’s fiscal year ending December 31, 2009 by a combined Class A and Class B stockholder vote of 801,266,961 shares “for,” 137,001 shares “against” and 36,647 shares “abstaining.”
Stockholders at the meeting also approved an amendment to the Company’s Incentive Compensation Plan to allow for a Stock Option Exchange Program with a combined Class A and Class B stockholder vote of 784,636,402 shares “for,” 13,402,716 shares “against” and no shares “abstaining.”

Item 6. Exhibits
3(i)	Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2009).

3(ii)	Second Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2009).

4.1	Stockholders’ Agreement among John P. Calamos, Sr., Nick P. Calamos and John P. Calamos, Jr., certain trusts controlled by them, Calamos Family Partners, Inc. and the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 3, 2004).

4.2	Registration Rights Agreement between Calamos Family Partners, Inc., John P. Calamos, Sr. and the Registrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 3, 2004).

10.1	Calamos Asset Management, Inc. Incentive Compensation Plan, as amended effective May 22, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 27, 2009).

31.1	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

31.2	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALAMOS ASSET MANAGEMENT, INC. (Registrant)
Date: August 7, 2009	By:	/s/ Cristina Wasiak
Cristina Wasiak
Chief Financial Officer