Form 10-Q
period 2009-09-30
Calamos Asset Management, Inc. /DE/
filed 2009-11-04
CIK 1299033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑  No
At October 26, 2009, the company had 19,621,037 shares of Class A common stock and 100 shares of Class B common stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share data)

	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$129,469	$59,425
Receivables:
Affiliates and affiliated funds	15,377	13,187
Customers	8,369	6,862
Investment securities	200,184	173,155
Derivative assets	3,742	14,288
Partnership investments	36,475	28,471
Prepaid expenses	2,580	2,607
Deferred tax assets, net	10,407	11,837
Other current assets	17,039	21,766

Total current assets	423,642	331,598

Non-current assets
Deferred tax assets, net	78,262	83,769
Deferred sales commissions	13,622	18,414
Property and equipment, net of accumulated depreciation ($39,424 at 9/30/09 and $31,719 at 12/31/08)	35,397	41,058
Other non-current assets	1,347	1,034

Total non-current assets	128,628	144,275

Total assets	552,270	475,873

LIABILITIES
Current liabilities
Accounts payable:
Brokers	11,879	10,239
Affiliates and affiliated funds	50	283
Accrued compensation and benefits	14,349	10,419
Interest payable	1,968	3,025
Derivative liabilities	8,396	—
Accrued expenses and other current liabilities	4,771	5,889

Total current liabilities	41,413	29,855

Long-term liabilities
Long-term debt	125,000	125,000
Other long-term liabilities	10,153	9,971

Total long-term liabilities	135,153	134,971

Total liabilities	176,566	164,826

STOCKHOLDERS’ EQUITY
Class A Common Stock, $0.01 par value; authorized 600,000,000 shares; 23,621,037 shares issued and 19,621,037 shares outstanding at September 30, 2009; 23,497,687 shares issued and 19,497,687 shares outstanding at December 31, 2008	236	235
Class B Common Stock, $0.01 par value; authorized 1,000 shares; 100 shares issued and outstanding at September 30, 2009 and December 31, 2008	0	0
Additional paid-in capital	209,761	207,844
Retained earnings	42,441	38,010
Accumulated other comprehensive income (loss)	3,789	(101)
Treasury stock at cost; 4,000,000 shares at September 30, 2009 and December 31, 2008	(95,215)	(95,215)

Calamos Asset Management, Inc. stockholders’ equity	161,012	150,773

Non-controlling interest in partnership investments	1,619	1,289
Non-controlling interest in Calamos Holdings LLC	213,073	158,985

Total non-controlling interest	214,692	160,274

Total stockholders’ equity	375,704	311,047

Total liabilities and stockholders’ equity	$552,270	$475,873

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Nine Months Ended September 30, 2009 and 2008
(in thousands, except share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues
Investment management fees	$52,868	$71,479	$142,362	$227,202
Distribution and underwriting fees	20,271	29,446	56,287	94,734
Other	659	882	1,797	2,802

Total revenues	73,798	101,807	200,446	324,738

Expenses
Employee compensation and benefits	17,686	16,547	53,155	60,001
Distribution and underwriting expense	15,713	21,922	42,473	70,955
Amortization of deferred sales commissions	2,494	6,002	9,710	18,088
Marketing and sales promotion	2,627	3,527	8,089	9,598
General and administrative	7,904	9,698	25,071	28,445

Total operating expenses	46,424	57,696	138,498	187,087

Operating income	27,374	44,111	61,948	137,651

Non-operating Activities
Net interest expense	(1,764)	(7,634)	(5,284)	(22,556)
Investment and other income (loss)	(6,208)	(71,010)	1,669	(93,829)

Total non-operating loss	(7,972)	(78,644)	(3,615)	(116,385)

Income (loss) before income taxes	19,402	(34,533)	58,333	21,266
Income taxes	1,670	(394)	5,096	11,744

Net income (loss)	17,732	(34,139)	53,237	9,522

Net (income) loss attributable to non-controlling interest in partnership investments	(141)	27,659	(330)	40,928
Net (income) loss attributable to non-controlling interest in Calamos Holdings LLC	(15,001)	5,681	(45,178)	(48,904)

Net income (loss) attributable to Calamos Asset Management, Inc.	$2,590	$(799)	$7,729	$1,546

Earnings (loss) per share
Basic	$0.13	$(0.04)	$0.39	$0.08

Diluted	$0.13	$(0.05)	$0.39	$0.06

Weighted average shares outstanding
Basic	19,621,137	19,453,173	19,616,455	19,842,888

Diluted (1)	20,090,555	96,829,687	19,948,616	97,160,244

Cash dividends per share	$0.055	$0.11	$0.165	$0.33

(1)	See Note 8 to the consolidated financial statements.
See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2009
(in thousands)
(unaudited)

	Calamos Asset Management, Inc. Stockholders					Non-controlling
		Additional		Accumulated Other		interest in	Non-controlling
	Common	Paid-in	Retained	Comprehensive	Treasury	partnership	interest in Calamos
	Stock	Capital	Earnings	Income (Loss)	Stock	investments	Holdings LLC	Total
Balance at Dec. 31, 2008	$235	$207,844	$38,010	$(101)	$(95,215)	$1,289	$158,985	$311,047

Net income	—	—	7,729	—	—	330	45,178	53,237

Changes in unrealized gains on available-for- sale securities, net of income taxes	—	—	—	4,391	—	—	24,466	28,857
Reclassification of unrealized loss on securities contributed to Holdings	—	501	—	(501)	—	—	—	—
Total comprehensive income								82,094
Issuance of common stock (123,350 Class A common shares)	1	(1)	—	—	—	—	—	—
Cumulative impact of changes in ownership of Calamos Holdings LLC	—	78	(1)	—	—	—	(390)	(313)
Compensation expense recognized under stock incentive plans	—	1,339	—	—	—	—	4,909	6,248
Dividend equivalent accrued under stock incentive plans	—	—	(61)	—	—	—	(217)	(278)
Dividends declared	—	—	(3,236)	—	—	—	(19,858)	(23,094)

Balance at Sept. 30, 2009	$236	$209,761	$42,441	$3,789	$(95,215)	$1,619	$213,073	$375,704

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2009 and 2008
(in thousands)
(unaudited)

	2009	2008

Cash and cash equivalents at beginning of year	$59,425	$108,441

Cash flows from operating activities:
Net income	53,237	9,522
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	9,710	18,088
Other depreciation and amortization	7,823	8,000
Unrealized depreciation (appreciation) on CFS securities, derivative assets, derivative liabilities and partnership investments	(17,396)	122,678
Net realized loss (gain) on sale of investment securities, derivative assets and derivative liabilities	18,565	(20,663)
Deferred taxes	4,518	5,536
Stock-based compensation	6,248	5,441
Employee taxes paid on vesting under stock incentive plans	(175)	(1,715)
(Increase) decrease in assets:
Accounts receivable:
Affiliates and affiliated mutual funds, net	(2,190)	6,910
Customers	(1,507)	2,275
Deferred sales commissions	(4,918)	(6,582)
Other assets	4,112	(1,627)
Increase (decrease) in liabilities:
Accounts payable	1,407	(3,866)
Accrued compensation and benefits	3,930	(16,554)
Other liabilities and accrued expenses	(2,172)	(5,890)

Net cash provided by operating activities	81,192	121,553

Cash flows provided by (used in) investing activities:
Net additions to property and equipment	(2,069)	(4,503)
Purchase of investment securities	(2,358)	(173,325)
Proceeds from sale of investment securities	15,073	113,331
Net (purchases) sales of derivatives	1,405	—
Net changes in partnership investments and offshore funds	(241)	2,862

Net cash provided by (used in) investing activities	11,810	(61,635)

Cash flows used in financing activities:
Capital contribution received	—	31,317
Deferred tax benefit on vesting under stock incentive plans	136	192
Repurchase of common stock	—	(34,612)
Cash distributions paid to non-controlling interests	(19,858)	(80,894)
Cash dividends paid to common stockholders	(3,236)	(6,519)

Net cash used in financing activities	(22,958)	(90,516)

Net increase (decrease) in cash	70,044	(30,598)

Cash and cash equivalents at end of period	$129,469	$77,843

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
(2) Basis of Presentation
The consolidated financial statements as of September 30, 2009 and for the nine months ended September 30, 2009 and 2008 have not been audited by the Company’s independent registered public accounting firm. In the opinion of management, these statements contain all adjustments, including those of a normal recurring nature, necessary for fair presentation of the financial condition and results of operations. The results for the interim periods ended September 30 are not necessarily indicative of the results to be obtained for a full fiscal year. The Company evaluated subsequent events through November 4, 2009, which represents the date that these financial statements were issued. Certain amounts for the prior year have been reclassified to conform to the current year’s presentation. This Form 10-Q filing should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Calamos Family Partners, Inc.’s (CFP) and John P. Calamos, Sr.’s (collectively, the Calamos Interests) combined 78.6% interest in Holdings at September 30, 2009 and 2008 is represented as non-controlling interest in Calamos Holdings LLC in the Company’s financial statements. Non-controlling interest in Calamos Holdings LLC is derived by multiplying the historical equity of Holdings by the Calamos Interests’ aggregate ownership percentage for the periods presented. Issuances and repurchases of CAM’s common stock may result in changes to CAM’s ownership percentage and to the non-controlling interests’ ownership percentage of Holdings. The Company’s corresponding changes to stockholders’ equity are reflected in the consolidated statements of changes in stockholders’ equity. Income is allocated to non-controlling interests based on the average ownership interest during the period in which the income is earned.
CAM wholly owns assets for which the non-controlling interests have no rights. CAM’s wholly-owned net assets include cash and cash equivalents of $12.4 million, net deferred tax assets of $88.7 million and current income taxes receivable of $1.8 million and are reported together with the Holdings consolidated assets in the consolidated statements of financial condition.
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
The assets and liabilities of the Partnership and of the Offshore Funds, when consolidated, are presented on a net basis as partnership investments in the consolidated statements of financial condition, the net income (loss) is included in investment and other income (loss) in the consolidated statements of operations, and the change in partnership investments is included in the net changes in partnership investments and offshore funds in the consolidated statements of cash flows. The Partnership is presented on a net basis in order to provide more clarity to the financial position and results of the core operations of the

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company. The underlying assets and liabilities that are being consolidated are described in Note 5. The non-controlling interests of the Partnership and of the Offshore Funds, when consolidated, are presented as non-controlling interests in partnership investments in the respective financial statements.
Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from these estimates.
During the second quarter, the Company changed the estimated remaining useful lives on the portion of its deferred sales commission assets related to Class B mutual fund shares. This change in estimate reduced the amortization of deferred sales commissions by $1.7 million, or $0.01 per diluted share, for the second quarter of 2009.
(3) Investment Securities
The following table provides a summary of investment securities owned as of September 30, 2009 and December 31, 2008. As a registered broker-dealer, Calamos Financial Services LLC is required to mark to market all investment securities it owns (CFS Securities) and record all changes in fair value through current earnings. As such, unrealized gains and losses on CFS securities are included in investment and other income (loss) together with realized gains and losses on all investment securities in the consolidated statements of operations.

	September 30, 2009
			Total
	Available-for-	CFS	Investment
(in thousands)	Sale	Securities	Securities

Mutual Funds
Equity	$91,659	$26,292	$117,951
Balanced	628	—	628
Fixed income	80,725	—	80,725
High yield	564	—	564
Other	205	—	205

Total mutual funds	173,781	26,292	200,073

Common stock	—	111	111

	$173,781	$26,403	$200,184

	December 31, 2008
			Total
	Available-for-	CFS	Investment
(in thousands)	Sale	Securities	Securities

Mutual Funds
Equity	$66,947	$32,671	$99,618
Balanced	436	—	436
Fixed income	72,418	—	72,418
High yield	380	—	380
Other	172	—	172

Total mutual funds	140,353	32,671	173,024

Common stock	—	131	131

	$140,353	$32,802	$173,155

The Company held $162.8 million and $140.9 million in affiliated mutual funds at September 30, 2009 and December 31, 2008, respectively.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The table below summarizes information on available-for-sale securities as well as unrealized gains (losses) on CFS securities for the three and nine months ended September 30, 2009 and 2008. No losses were realized on available-for-sale securities for the periods presented below and, as a result, gross realized gains on sales of such securities represent the amount reclassified out of accumulated other comprehensive income into earnings.

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
(in thousands)	2009	2008	2009	2008

Available-for-sale securities:
Proceeds from sale	$—	$—	$—	$113,329

Gross realized gains on sales	—	—	—	20,234

Unrealized gains (losses)	16,648	(60,651)	30,638	(105,254)

CFS securities:
Unrealized gains (losses)	4,151	(8,982)	8,361	(9,935)

The cumulative net unrealized gains (losses) on available-for-sale securities consisted of the following as of September 30, 2009 and December 31, 2008:

	September 30,	December 31,
(in thousands)	2009	2008

Total cumulative unrealized gains on available-for-sale securities with net gains:
Mutual Funds
Equity	$24,900	$160
Fixed income	7,195	1,681

Total gains	32,095	1,841

Total cumulative unrealized losses on available-for-sale securities with net losses:
Mutual Funds
Equity	(35)	(75)
Balanced	(183)	(346)
High yield	(122)	(272)
Other	(15)	(46)

Total losses	(355)	(739)

Total cumulative net unrealized gains on available-for-sale securities	$31,740	$1,102

The aggregate fair value of available-for-sale investment securities that were in an unrealized loss position at September 30, 2009 and December 31, 2008 was $1.5 million and $1.1 million, respectively. The cumulative losses on securities that had been in a continuous loss position for 12 months or longer were immaterial as of the end of each reporting period.
The Company periodically evaluates its available-for-sale investments for other-than-temporary declines in value. Other-than-temporary declines in value may exist when the fair value of an investment security has been below the carrying value for an extended period of time. If an other-than-temporary decline in value is determined to exist, the unrealized investment loss, net of tax is recognized as a charge to net income in the period in which the other-than-temporary decline in value occurs, as well as an accompanying permanent adjustment to accumulated other comprehensive income. At September 30, 2009, the Company believes all unrealized losses to be only temporary and has the intent and ability to hold these securities for a period of time sufficient to allow for recovery in market value.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(4) Derivative Assets and Liabilities
In order to reduce the volatility in fair value of the Calamos corporate investment portfolio, the Company uses exchange traded equity option contracts as an economic hedge against price changes in its investment securities portfolio. The Company’s investment securities, totaling $200.2 million at September 30, 2009, consists primarily of positions in several Calamos equity, convertible and fixed income mutual funds. The equity price risk in the investment portfolio is hedged using exchange-traded put and call option contracts on several major equity market indices that correlate most closely with the change in value of the portfolio being hedged. The use of both purchased put and sold call options is part of a single strategy to minimize downside risk in the hedged portfolio, while participating in a portion of the upside of a market rally. The Company may adjust its hedge position in response to movement and volatility in prices and changes in the composition of the hedged portfolio, but generally is not actively buying and selling contracts.
The fair value of purchased puts and sold call contracts are reported in derivative assets and derivative liabilities, respectively, in the consolidated statements of financial condition. Net gains and losses on these contracts are reported in investment and other income (loss) in the consolidated statements of operations with net losses of $16.4 million and $17.5 million for the three and nine months ended September 30, 2009, respectively. The Company is using these derivatives for risk management purposes but has not designated the contracts as hedges for accounting purposes.
(5) Partnership Investments
Presented below are the underlying assets and liabilities of the partnerships that the Company reports on a net basis and the investments accounted for under the equity method. These investments are presented as partnership investments in its consolidated statements of financial condition as of September 30, 2009 and December 31, 2008.

	September 30,	December 31,
(in thousands)	2009	2008

Calamos Market Neutral Opportunities Fund LP:
Securities owned	$23,207	$27,038
Securities sold but not yet purchased	(10,236)	(5,697)
Accrued expenses and other current liabilities	(272)	(7,525)
Other current assets	6,205	886

Calamos Market Neutral Opportunities Fund LP securities, net	18,904	14,702

Investment in other partnerships	17,571	13,769

Partnership investments	$36,475	$28,471

As of September 30, 2009 and December 31, 2008, the Company held a controlling net interest of $17.3 million (91.4%) and $13.4 million (91.2%), respectively, in Calamos Market Neutral Opportunities Fund LP. The non-controlling interests totaled 8.6% and 8.8% of Calamos Market Neutral Opportunities Fund LP at September 30, 2009 and December 31, 2008, respectively, and are presented in the consolidated statements of financial condition as non-controlling interest in partnership investments.
As of September 30, 2009 and December 31, 2008, the Company held a non-controlling interest in certain other partnership investments and accounted for these investments using the equity method. These investments are presented collectively as investments in other partnerships in the table above.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(6) Fair Value Measurements
The Company utilizes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows: Level 1 — observable inputs such as quoted prices in active markets; Level 2 — inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and Level 3 — unobservable inputs in which there is little or no market data, and require the reporting entity to develop its own assumptions. At September 30, 2009, the Company did not have any positions in Level 3 securities. For assets recorded at fair value, the Company uses a market approach.
The following provides the hierarchy of inputs used to derive the fair value of the Company’s investment securities, securities owned by the Partnership Investments and securities sold but not yet purchased as of September 30, 2009. Foreign currency contracts are presented on a net basis where the right of offset exists, and no impact of these positions exists at September 30, 2009.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
(in thousands)	September	Identical Assets	Inputs	Inputs
Description	30, 2009	(Level 1)	(Level 2)	(Level 3)

Investment securities (Note 3)
Mutual funds	$200,073	$200,073	$—	$—
Common stocks	111	111	—	—

	200,184	200,184	—	—

Derivative assets (Note 4)
Exchange-traded put option contracts	3,742	3,742	—	—

Derivative liabilities (Note 4)
Exchange-traded call option contracts	(8,396)	(8,396)	—	—

Securities and derivatives owned by the Partnership
Investments (Note 5)
Common stocks	531	531	—	—
Convertible preferred stocks	634	634	—	—
Purchased options	108	108	—	—
Convertible bonds	19,761	—	19,761	—
Corporate bonds	1,115	—	1,115	—
Convertible preferred stocks	1,058	—	1,058	—

	23,207	1,273	21,934	—
Securities sold but not yet purchased (Note 5)
Common stocks	(10,170)	(10,170)	—	—
Exchange-traded call option contracts	(66)	(66)	—	—

	(10,236)	(10,236)	—	—

Total	$208,501	$186,567	$21,934	$—

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(7) Fair Value of Financial Instruments
The fair value of long-term debt, which has a carrying value of $125 million, was approximately $137.4 million at September 30, 2009. Fair value estimates are calculated using discounted cash flows based on the Company’s incremental borrowing rates for the debt and market prices for similar bonds at the measurement date. This method of assessing fair value may differ from the actual amount realized.
The carrying value of all other financial instruments approximates fair value due to the short maturities of these financial instruments.
(8) Earnings Per Share
The following table reflects the calculation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2009	2008	2009	2008
Earnings per share — basic
Earnings available to common shareholders	$2,590	$(799)	$7,729	$1,546
Weighted average shares outstanding	19,621	19,453	19,616	19,843

Earnings per share — basic	$0.13	$(0.04)	$0.39	$0.08

Earnings per share — diluted
Income before income taxes		$(34,533)		$21,266
Non-controlling interest in partnership investments		27,659		40,928
Less: Impact of revaluation of net deferred tax assets		—		32,888
Less: Impact of income taxes		(2,270)		23,260

Earnings available to common shareholders	$2,590	$(4,604)	$7,729	$6,046

Weighted average shares outstanding	19,621	19,453	19,616	19,843
Exchange of Calamos Interests ownership for common stock	—	77,019	—	77,006
Dilutive impact of restricted stock units	470	358	333	311
Dilutive impact of stock options	—	—	—	—

Weighted average diluted shares outstanding	20,091	96,830	19,949	97,160

Earnings per share — diluted	$0.13	$(0.05)	$0.39	$0.06

Diluted earnings per share is calculated (a) assuming the Calamos Interests exchanged all of their ownership interest in Holdings and their CAM Class B common stock for shares of CAM’s Class A common stock (collectively, the Exchange) and (b) including the effect of outstanding dilutive equity incentive compensation awards.
Effective March 1, 2009, the Company amended its certificate of incorporation requiring that the Exchange be based on a fair value approach (details of the amendment are set forth in the Company’s Schedule 14C filed with the Securities and Exchange Commission on January 12, 2009). The amendment results in the same or fewer shares of Class A common stock being issued at the time of the Exchange. The effects of the Exchange are anti-dilutive and are therefore excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2009.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In calculating diluted earnings per share for the 2008 periods, the Company assumes that the net deferred tax assets will increase at a rate commensurate with the Company’s increased ownership of Holdings at the time of Calamos Interests’ exchange. As a result of the reduction of the Company’s statutory income tax rate in the second quarter of 2008 (see note 10), the net deferred tax assets decreased by $32.9 million for the nine months ended September 30, 2008. Additionally, in calculating diluted earnings per share for the three and nine months ended September 30, 2008, effective tax rates of 33.0% and 37.4%, respectively, were applied to the sum of income before income taxes and net income attributable to non-controlling interest in partnership investments.
The Company uses the treasury stock method to reflect the dilutive effect of unvested restricted stock units (RSUs) and unexercised stock options on diluted earnings per share. Under the treasury stock method, if the average market price of common stock increases above the option’s exercise price, the proceeds that would be assumed to be realized from the exercise of the option would be used to acquire outstanding shares of common stock. However, the awards may be anti-dilutive even when the market price of the underlying stock exceeds the option’s exercise price. This result is possible because compensation cost attributed to future services and not yet recognized is included as a component of the assumed proceeds upon exercise. The dilutive effect of such options and RSUs would increase the weighted average number of shares used in the calculation of diluted earnings per share.
The following table shows the number of shares which were excluded from the computation of diluted earnings per share as they were anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Exchange of Calamos Interests’ ownership interest in Holdings for shares of Class A common stock	53,894,411	—	53,894,411	—
Restricted stock units	290,699	44,083	797,813	248,168
Stock options	2,472,381	2,681,026	2,472,381	2,681,026

Total	56,657,491	2,725,109	57,164,605	2,929,194

Assuming an Exchange at September 30, 2009, 53.9 million shares would be issued to the Calamos Interests. The formula for exchanging ownership interest in Holdings for shares of CAM’s Class A common stock is set forth in the Company’s Second Amended and Restated Certificate of Incorporation (filed as Exhibit 3(i) to the 2008 Annual Report on Form 10-K). For illustrative purposes the Exchange is based in part on the NASDAQ Global Select Market closing price of CAM’s Class A common stock on September 30, 2009 and on management’s estimation of the fair market value of CAM’s net assets other than its ownership interest in Holdings. In the event of an actual Exchange, the majority of the Company’s independent directors may determine the fair market value of a share of CAM’s Class A common stock to be other than the closing price and will determine the fair market value of CAM’s net assets other than its ownership in Holdings.
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

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
During the nine months ended September 30, 2009, the Company granted 705,224 RSUs and participants forfeited 24,951 RSUs. There were stock option forfeitures of 313,657 that include 264,547 of options tendered in conjunction with the Company’s stock option exchange program approved by the stockholders in May 2009. On July 23, 2009, the Company granted an aggregate of 197,712 new stock options in exchange for the eligible stock options surrendered, thus reducing the potentially dilutive shares by 66,835. The exercise price of the new stock options was $17.80, which is 120% of the closing price of the Company’s Class A common stock as of the exchange date.
During the nine months ended September 30, 2009, 147,038 RSUs vested with 23,688 units withheld for taxes and 123,350 RSUs converted into an equal number of shares of CAM’s Class A common stock. The total intrinsic value and the fair value of the converted shares was $852,000. The total tax benefit realized in connection with the vesting of the RSUs during the nine months ended September 30, 2009 was $99,000, as the Company receives tax benefits based upon the portion of Holdings’ income that it recognizes.
During the nine months ended September 30, 2009, expense recorded in connection with the RSUs and stock options was $6.2 million of which $1.3 million, after giving effect to the non-controlling interests, was credited as additional paid-in capital. During the nine months ended September 30, 2008, expense recorded in connection with the RSUs and stock options was $5.4 million of which $1.1 million, after giving effect to the non-controlling interests, was credited as additional paid-in capital. The amount of deferred tax asset created was $495,000 and $414,000 during the nine months ended September 30, 2009 and 2008, respectively. At September 30, 2009, approximately $21.8 million of total unrecognized compensation expense related to nonvested stock option and RSU awards is expected to be recognized over a weighted-average period of 3.5 years.
(10) Income Taxes
Holdings is subject to certain income-based state taxes; therefore, income taxes reflect not only the portion attributed to CAM stockholders but also a portion of income taxes attributable to non-controlling interests. CAM’s effective income tax rate for the three and nine months ended September 30, 2009 was approximately 37.8% and 38.0%, respectively.
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
(11) Non-Operating Activities, Net of Non-Controlling Interest in Partnership Investments
Non-operating loss, net of non-controlling interest in partnership investments, was comprised of the following components for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2009	2008	2009	2008

Interest income	$186	$519	$566	$1,859
Interest expense	(1,950)	(8,153)	(5,850)	(24,415)

Net interest expense	(1,764)	(7,634)	(5,284)	(22,556)

Investment income (loss)	(6,060)	(71,228)	1,452	(94,536)
Miscellaneous other income (loss)	(148)	218	217	707

Investment and other income (loss)	(6,208)	(71,010)	1,669	(93,829)

Non-operating (loss)	(7,972)	(78,644)	(3,615)	(116,385)
Net (income) loss attributable to non-controlling interest in partnership investments	(141)	27,659	(330)	40,928

Non-operating loss, net of non- controlling interest in partnership investments	$(8,113)	$(50,985)	$(3,945)	$(75,457)

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(12) Recently Issued Accounting Pronouncements
In December 2007, the FASB issued SFAS 141(R), Business Combinations, (ASC Topic 805), which establishes requirements for how the acquirer in a business combination recognizes, measures and discloses identified assets and goodwill acquired, liabilities assumed, and any non-controlling interests. SFAS 141(R) became effective in the first quarter of 2009 and did not have a material impact on the Company’s financial statements.
In December 2007, the FASB issued SFAS 160, Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, (ASC Topic 810), which establishes accounting and reporting requirements for non-controlling interest, which the Company previously referred to as minority interest. SFAS 160 requires non-controlling interest to be reported as a component of equity on the consolidated statements of financial position and the amount of net income attributable to non-controlling interest to be identified on the consolidated statements of income. SFAS 160 became effective in the first quarter of 2009 and the Company applied the presentation as prescribed by SFAS 160 to its consolidated financial statements for all periods presented.
In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133, (ASC Topic 815), which requires additional disclosures for derivative instruments and hedging activities. SFAS 161 became effective beginning January 1, 2009 and did not have a material impact on the Company’s financial statements.
In April 2009, the FASB issued FSP 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, (ASC Topic 825), which requires that annual disclosures required by SFAS 107, Disclosures about Fair Value of Financial Instruments, (ASC Topic 825), be provided in interim financial statements. FSP 107-1 and APB 28-1 became effective in the second quarter of 2009 and the Company’s financial statements reflect the required disclosures.
In April 2009, the FASB issued FSP 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, (ASC Topic 320), which amends the guidance for determining whether an other-than-temporary impairment exists on debt securities. FSP 115-2 and 124-2 became effective in the second quarter of 2009 and did not have an impact on the Company’s financial statements as it is not currently a direct holder of debt securities.
In April 2009, the FASB issued FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, (ASC Topic 820), which provides guidance for estimating the fair value of assets and liabilities when the volume and level of activity for the asset or liability have significantly decreased and emphasizes that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. FSP 157-4 became effective in the second quarter of 2009 and did not impact the Company’s financial statements.
In May 2009, the FASB issued SFAS 165, Subsequent Events, (ASC Topic 855), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. In accordance with SFAS 165, the rules concerning recognition and disclosure of subsequent events will remain substantially unchanged from current generally accepted auditing standards. Additionally, SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. Accordingly, in the second quarter of 2009, the Company adopted this standard.
In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162, (ASC Topic 105), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with accounting principles generally accepted in the United States (GAAP). Upon adoption, the FASB Accounting Standards Codification (the Codification) will become the sole source of authoritative GAAP and will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Accordingly, in the third quarter of 2009, the Company adopted this standard, which did not materially impact the Company’s financial statements.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, an amendment to Subtopic 820-10, Fair Value Measurements and Disclosures, which provides clarification surrounding circumstances where a quoted price in an active market for an identical liability is not available, a reporting entity is required to measure fair value using the quoted price of the identical liability when traded as an asset, quoted price for similar liabilities or similar liabilities when traded as an asset, or the valuation techniques outlined in Topic 820. The update is effective for the first reporting period (including interim periods) beginning after issuance. Accordingly, in the third quarter of 2009, the Company adopted the update, which had no impact on the Company’s financial statements.
In September 2009, the FASB issued Accounting Standards Update No. 2009-12, an amendment to Subtopic 820-10, Fair Value Measurements and Disclosures, which permits, as a practical expedient, a reporting entity to measure the fair value of an investment in certain entities on the basis of the net asset value per share of the investment. The update is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company is evaluating the impact this update will have on its financial statements.
In June 2009, the FASB issued SFAS 167, Amendments to FASB Interpretation No. 46(R), which modifies the analysis required to determine whether a company’s variable interest(s) give it a controlling financial interest in a variable interest entity. SFAS 167 is effective January 1, 2010. The Company is evaluating the impact that this standard will have on its financial statements.
(13) Subsequent Events
On October 29, 2009, Holdings made a pro-rata cash distribution to the Calamos Interests and CAM, its owners, totaling $20.0 million. Holdings must adhere to certain debt covenants under the terms of the long-term note agreements and continues to be in compliance with all such requirements following this distribution.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
We are a firm of 320 full-time associates that provides investment advisory services to institutions and individuals, managing $30.5 billion in assets at September 30, 2009. Our operating results fluctuate primarily due to changes in the total value and composition of our assets under management. The value and composition of our assets under management are, and will continue to be, influenced by a variety of factors, including purchases and redemptions of shares of mutual funds and separate accounts that we manage, fluctuations in the financial markets around the world that result in appreciation or depreciation of assets under management and the number and types of our investment strategies and products.
We market our investment strategies to our clients through a variety of products designed to suit their investment needs. We currently manage four types of mutual fund and separate account investment products. The following table details our assets under management at September 30, 2009 and 2008.

	September 30,
(in millions)	2009	2008
Mutual Funds
Open-end funds	$18,092	$19,110
Closed-end funds	4,764	5,738

Total mutual funds	22,856	24,848

Separate Accounts
Institutional accounts	4,219	4,271
Managed accounts	3,468	4,210

Total separate accounts	7,687	8,481

Total assets under management	$30,543	$33,329

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
Our largest operating expenses are typically related to the distribution of mutual funds, including Rule 12b-1 payments, and the amortization of deferred sales commissions for open-end mutual funds, as well as to employee compensation and benefits expense, which includes salaries, incentive compensation and related benefits costs. Operating expenses may fluctuate due to a number of factors, including changes in distribution expense as a result of fluctuations in mutual fund sales and market appreciation or depreciation, variations in staffing and compensation, marketing-related expenses that include supplemental distribution payments, and depreciation and amortization relating to capital expenditures incurred to maintain and enhance our administrative and operating services infrastructure.
Overall, the quarterly operating results are positive and continue to reflect the improving financial markets during the third quarter. Our assets under management continued to rise over each of the last two quarters yielding increased revenues and net operating income. Additionally, our third quarter operating margin improved from recent quarters. We continue to report positive results from our cost containment efforts and, in line with those efforts, have successfully outsourced our back office operations during the quarter.
Going forward, we remain committed to managing discretionary spending and identifying or implementing operational and personnel efficiencies where possible, including the outsourcing of our middle office operations. However, we are committed to further developing our sales and distribution channels, both domestically and internationally, and will reinvest in our business to successfully achieve this goal.

Operating Results
Third Quarter and Nine Months Ended September 30, 2009 Compared to Third Quarter and Nine Months Ended September 30, 2008
Assets Under Management
Assets under management decreased by $2.8 billion, or 8%, to $30.5 billion at September 30, 2009 from $33.3 billion at September 30, 2008. Our assets under management consisted of 75% mutual funds and 25% separate accounts at September 30, 2008 and 2009.

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
($ in millions)	2009	2008	Amount	Percent	2009	2008	Amount	Percent

Mutual Funds
Beginning assets under management	$20,003	$30,693	$(10,690)	(35)%	$17,498	$34,835	$(17,337)	(50)%
Net purchases (redemptions)	21	(1,011)	1,032	*	95	(1,742)	1,837	*
Market appreciation (depreciation)	2,832	(4,834)	7,666	*	5,263	(8,245)	13,508	*

Ending assets under management	22,856	24,848	(1,992)	(8)	22,856	24,848	(1,992)	(8)

Average assets under management	21,382	28,649	(7,267)	(25)	19,092	30,714	(11,622)	(38)

Institutional
Beginning assets under management	3,898	5,284	(1,386)	(26)%	3,498	5,333	(1,835)	(34)%
Net purchases (redemptions)	(217)	(158)	(59)	(37)	(274)	255	529	*
Market appreciation (depreciation)	538	(855)	1,393	*	995	(1,317)	2,312	*

Ending assets under management	4,219	4,271	(52)	(1)	4,219	4,271	(52)	(1)

Average assets under management	4,044	4,908	(864)	(18)	3,774	5,093	(1,319)	(26)
Managed Accounts
Beginning assets under management	3,131	5,233	(2,102)	(40)%	3,044	6,040	(2,996)	(50)%
Net purchases (redemptions)	(85)	(202)	117	58	(436)	(426)	(10)	(2)
Market appreciation (depreciation)	422	(821)	1,243	*	860	(1,404)	2,264	*

Ending assets under management	3,468	4,210	(742)	(18)	3,468	4,210	(742)	(18)

Average assets under management	3,295	4,859	(1,564)	(32)	3,085	5,272	(2,187)	(41)
Total Separate Accounts
Beginning assets under management	7,029	10,517	(3,488)	(33)	6,542	11,373	(4,831)	(42)
Net redemptions	(302)	(360)	58	16	(710)	(171)	(539)	*
Market appreciation (depreciation)	960	(1,676)	2,636	*	1,855	(2,721)	4,576	*

Ending assets under management	7,687	8,481	(794)	(9)	7,687	8,481	(794)	(9)

Average assets under management	7,339	9,767	(2,428)	(25)	6,859	10,365	(3,506)	(34)

Total Assets Under Management
Beginning assets under management	27,032	41,210	(14,178)	(34)	24,040	46,208	(22,168)	(48)
Net redemptions	(281)	(1,371)	1,090	*	(615)	(1,913)	1,298	*
Market appreciation (depreciation)	3,792	(6,510)	10,302	*	7,118	(10,966)	18,084	*

Ending assets under management	30,543	33,329	(2,786)	(8)	30,543	33,329	(2,786)	(8)

Average assets under management	$28,721	$38,416	$(9,695)	(25)	25,951	$41,079	$(15,128)	(37)

*	Not meaningful.
During the third quarter of 2009, net purchases in our mutual funds were $21 million and represent a favorable change of $1.0 billion from net redemptions of $1.0 billion in the third quarter of 2008. This improvement in net flows was primarily due to increasing purchases of our Global Growth and Income Fund, Market Neutral Income Fund and Convertible Fund, which was reopened to new investors in October of 2008. Additionally, decreasing redemptions within our equity, defensive equity and market neutral products contributed to the improvement. Mutual funds were positively impacted by market appreciation of $2.8 billion during the three months ended September 30, 2009 compared to market depreciation of $4.8 billion during the three months ended September 30, 2008.
During the nine months ended September 30, 2009, net purchases in our mutual funds of $95 million represent a favorable change of $1.8 billion from net redemptions of $1.7 billion in the first three quarters of 2008. This improvement was primarily due to an increase of $1.6 billion in net purchases of our Convertible Fund, as well as to improving net purchases into our high yield, defensive equity and fixed income funds. Mutual funds were positively impacted by market appreciation of $5.3 billion during the nine months ended September 30, 2009 compared to market depreciation of $8.2 billion during the nine months ended September 30, 2008.

Separate accounts had net redemptions of $302 million and $710 million during the third quarter and year-to-date periods ended September 30, 2009, respectively, compared to net redemptions of $360 million and $171 million during the prior-year periods due to outflows within our managed accounts where the convertible strategy remains closed to new investments. Separate accounts were positively impacted by market appreciation of $960 million and $1.9 billion during the three and nine months ended September 30, 2009, respectively, compared to market depreciation of $1.7 billion and $2.7 billion for the respective periods in 2008.
Impact of One-Time Items
Results of operations for the nine months ended September 30, 2008 were significantly impacted by a one-time expense adjustment. In 2008, developments in the Illinois tax statutes resulted in modifications to the Company’s state tax apportionment methodology that lowered the Company’s statutory income tax rate from 40 percent to 37 percent. While we view this to be beneficial for the long term by reducing income taxes, we recorded a one-time, non-cash income tax expense of $6.8 million, or $0.34 per diluted share, in the second quarter of 2008 to revalue our net deferred tax assets to reflect the new statutory income tax rate.
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
Reconciliations of these measurements from their most directly comparable GAAP financial measures for the three and nine months ended September 30, 2009 and 2008 are provided in the table below and should be carefully evaluated by the reader:

	Nine Months Ended
	September 30,
($ in thousands)	2009	2008

Net income attributable to Calamos Asset Management, Inc.	$7,729	$1,546

Net deferred tax assets revaluation	—	6,771

Net income attributable to Calamos Asset Management, Inc. as adjusted	$7,729	$8,317

Diluted earnings per share	$0.39	$0.06

Net deferred tax assets revaluation	—	0.34

Diluted earnings per share, as adjusted	$0.39	$0.40

Financial Overview
Operating income was $27.4 million and $61.9 million for the three and nine months ended September 30, 2009, respectively, compared with $44.1 million and $137.7 million for the same periods a year ago. Operating margin was 37.1% and 31.0% for the third quarter and first nine months of 2009 compared to 43.3% and 42.4% for the year-earlier periods.
In order to gather assets under management, we engage in distribution and underwriting activities, principally with respect to our family of open-end mutual funds. Generally accepted accounting principles require that we present distribution fees earned by us as revenues and distribution fees paid to selling firms and the amortization of our deferred sales commissions as expenses in the consolidated statements of operations. However, when analyzing our business, we consider the result of these distribution activities as a net amount of revenue as they are typically a result of a single open-end mutual fund share purchase. Hence, the result of presenting this information in accordance with generally accepted accounting principles is a reduction to our overall operating margin, as the margin on distribution activities is generally lower than the margins on the remainder of our business. The following table summarizes the net distribution fee margin for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2009	2008	2009	2008

Distribution and underwriting fees	$20,271	$29,446	$56,287	$94,734
Distribution and underwriting expense	15,713	21,922	42,473	70,955
Amortization of deferred sales commissions	2,494	6,002	9,710	18,088

Net distribution fees	$2,064	$1,522	$4,104	$5,691

Net distribution fee margin	10%	5%	7%	6%
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
Non-operating activities, net of non-controlling interests reduced income by $8.1 million and $3.9 million for the three and nine months ended September 30, 2009, respectively, and reduced income by $51.0 million and $75.5 million for the same periods a year ago. Changes in non-operating activities were due primarily to unrealized gains in the investment portfolio for 2009 versus unrealized losses for 2008. The reduction of interest expense in 2009 as a result of the repayment of long-term debt in December 2008 further contributed to this improvement.
Revenues
Total revenues decreased by $28.0 million, or 28%, to $73.8 million for the three months ended September 30, 2009 from $101.8 million for the prior year. For the nine months ended September 30, 2009, total revenues decreased by $124.3 million, or 38%, to $200.4 million from $324.7 million for the prior year. The decrease was primarily due to lower investment management fees and distribution and underwriting fees.

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
($ in thousands)	2009	2008	Amount	Percent	2009	2008	Amount	Percent

Investment management fees	$52,868	$71,479	$(18,611)	(26)%	$142,362	$227,202	$(84,840)	(37)%
Distribution and underwriting fees	20,271	29,446	(9,175)	(31)	56,287	94,734	(38,447)	(41)
Other	659	882	(223)	(25)	1,797	2,802	(1,005)	(36)

Total revenues	$73,798	$101,807	$(28,009)	(28)%	$200,446	$324,738	$(124,292)	(38)%

Investment management fees decreased 26% in the third quarter of 2009 primarily due to a $9.7 billion decrease in average assets under management across all products for the third quarter 2009 versus 2008. Investment management fees from open-end funds decreased to $32.7 million for the three months ended September 30, 2009 from $43.2 million for the prior-year period, a result of a $5.3 billion decrease in open-end fund average assets under management. Investment management fees from our closed-end funds decreased to $10.2 million for the third quarter of 2009 from $14.4 million for the prior-year quarter, due to a $1.9 billion decrease in closed-end fund average assets under management. Investment management fees from our separately managed accounts decreased to $9.9 million for the three months ended September 30, 2009 from $13.9 million in the prior year again due to a $2.4 billion decrease in average assets under management. Investment management fees as a percentage of average assets under management was 0.73% and 0.74% for the three months ended September 30, 2009 and 2008, respectively.
Compared to the prior year, investment management fees decreased 37% in the first nine months of 2009 primarily due to a $15.1 billion decrease in average assets under management. Investment management fees from open-end funds decreased to $86.7 million for the nine months ended September 30, 2009 from $138.2 million for the prior-year period, as a result of an $8.9 billion decrease in open-end fund average assets under management. Investment management fees from our closed-end funds decreased to $27.5 million for the first three quarters of 2009 from $45.1 million for the prior-year quarter, due to a $2.7 billion decrease in closed-end fund average assets under management. Investment management fees from our separately managed accounts decreased to $28.2 million for the nine months ended September 30, 2009 from $43.9 million in the prior year again due to a $3.5 billion decrease in average assets under management. Investment management fees as a percentage of average assets under management was 0.73% and 0.74% for the first nine months of 2009 and 2008, respectively.
Distribution and underwriting fees decreased by $9.2 million, or 31%, to $20.3 million for the three months ended September 30, 2009 from $29.4 million for the third quarter 2008. The decrease for the third quarter was primarily due to an $8.5 million decrease in distribution fees as a result of a 24% decrease in open-end fund average assets under management and to a decrease of $0.8 million in contingent deferred sales commissions. Distribution and underwriting fees decreased by $38.4 million, or 41%, to $56.3 million for the nine months ended September 30, 2009 from $94.7 million for the first nine months of 2008. The decrease for the year-to-date period was mainly due to a $36.9 million decrease in distribution fees as a result of a 37% decrease in open-end average assets under management and to a $1.3 million reduction in contingent deferred sales commissions.
Operating Expenses
Operating expenses decreased to $46.4 million and $138.5 million for the three months and nine months ended September 30, 2009, respectively, from $57.7 million and $187.1 million in the comparable periods of the prior year reflecting our commitment to leveraging our operating expense structure, lower assets under management, as well as reduced amortization of deferred sales commissions.

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
($ in thousands)	2009	2008	Amount	Percent	2009	2008	Amount	Percent

Employee compensation and benefits	$17,686	$16,547	$1,139	7%	$53,155	$60,001	$(6,846)	(11)%
Distribution and underwriting expense	15,713	21,922	(6,209)	(28)	42,473	70,955	(28,482)	(40)
Amortization of deferred sales commissions	2,494	6,002	(3,508)	(58)	9,710	18,088	(8,378)	(46)
Marketing and sales promotion	2,627	3,527	(900)	(26)	8,089	9,598	(1,509)	(16)
General and administrative	7,904	9,698	(1,794)	(18)	25,071	28,445	(3,374)	(12)

Total operating expenses	$46,424	$57,696	$(11,272)	(20)%	$138,498	$187,087	$(48,589)	(26)%

Employee compensation and benefits expense increased by $1.1 million, or 7%, to $17.7 million for third quarter 2009 versus $16.5 million in 2008 as reductions in staffing levels were more than offset by increases in performance related incentive accruals. In response to the effects on the Company of the global financial crisis that began in September of 2008, third quarter 2008 compensation expenses were significantly reduced to reflect the reduction in year-to-date annual incentive compensation expense. The same expense decreased by $6.8 million to $53.2 million for the first nine months of 2009 compared to the prior-year period, mostly attributable to reduced staffing levels partially offset by an increase in performance related incentive accruals.
Distribution and underwriting expense decreased by $6.2 million and $28.5 million for the third quarter and first nine months of 2009 when compared to the prior-year periods due to the decline in average open-end fund assets under management and to lower average Class C share assets older than one year. Although the Rule 12b-1 fee rates we paid to broker-dealers and other intermediaries in the three and nine months ended September 30, 2009 did not change from the rates paid in the prior year, we expect distribution expense to vary with the change in open-end mutual funds assets under management and to increase with the age of the Class C share assets.
Amortization of deferred sales commissions decreased $3.5 million and $8.4 million for the three and nine months ended September 30, 2009, when compared to the third quarter and first nine months of 2008, mainly due to lower Class C share sales, to lower Class B share redemptions and to our decision to discontinue Class B share mutual fund sales. As a result of our decision to discontinue the sales of Class B mutual fund shares during the second quarter of 2009, the deferred sales commission assets will no longer be replenished by new sales, and as a result, we evaluated the estimated remaining useful life of the Class B deferred sales commission assets. Based on this analysis, we increased the lives of these assets thus reducing the amortization expense recognized for the 2009 periods. This change in estimate reduced quarterly straight-line amortization expense by approximately $1.7 million per quarter.
General and administrative expense decreased by $1.8 million and $3.4 million for the three and nine months ended September 30, 2009, respectively, when compared to the same periods of the prior year. The decrease in expense is mostly due to lower occupancy costs, lower professional services expense and lower travel and entertainment costs, all of which reflect our continued efforts to contain costs. Our efforts to internalize certain security and business continuity services, which are now reflected in employee compensation and benefits expenses, are also contributing to the decrease in general and administrative expenses.
Non-Operating Activities Net of Non-Controlling Interest in Partnership Investments
The following table summarizes our non-operating activities net of non-controlling interest in partnership investments (Non-Operating Results) for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in thousands)	2009	2008	Change	2009	2008	Change

Interest income	$186	$519	$(333)	$566	$1,859	$(1,293)
Interest expense	(1,950)	(8,153)	6,203	(5,850)	(24,415)	18,565

Net interest expense	(1,764)	(7,634)	5,870	(5,284)	(22,556)	17,272

Investment income (loss)	(6,060)	(71,228)	65,168	1,452	(94,536)	95,988
Miscellaneous other income (loss)	(148)	218	(366)	217	707	(490)

Investment and other income (loss)	(6,208)	(71,010)	64,802	1,669	(93,829)	95,498

Non-operating loss	(7,972)	(78,644)	70,672	(3,615)	(116,385)	112,770
Net (income) loss attributable to non-controlling interest in partnership investments	(141)	27,659	(27,800)	(330)	40,928	(41,258)

Non-operating loss net of non- controlling interest in partnership investments	$(8,113)	$(50,985)	$42,872	$(3,945)	$(75,457)	$71,512

Non-operating activities reduced income by $8.1 million for the three months ended September 30, 2009 and by $51.0 million for the prior-year quarter. Non-operating activities for the first nine months of 2009 totaled a loss of $3.9 million compared to a loss of $75.5 million for the prior-year period. Interest expense decreased by $6.2 million and $18.6 million for the three and nine months ended September 30, 2009 when compared to the prior year periods reflecting the prepayment of $400 million of outstanding long-term debt in the fourth quarter of 2008.
The following table provides a summary of our investment portfolio returns, combining the investment income (loss) portion of our non-operating results with the change in fair value of certain of our investment securities recorded in accumulated other comprehensive income (loss), a component of stockholders’ equity, for the three and nine months ended September 30, 2009:

	Three Months Ended September 30, 2009			Nine Months Ended September 30, 2009
		Change in			Change in
	Non-	Accumulated		Non-	Accumulated
	Operating	Other		Operating	Other
	Income	Comprehensive		Income	Comprehensive
($ in thousands)	(Loss)	Income	Total	(Loss)	Income	Total

Mutual funds and common stock	$6,408	$16,648	$23,056	$10,963	$30,638	$41,601
Partnership investments	3,931	—	3,931	8,027	—	8,027
Equity option contracts	(16,399)	—	(16,399)	(17,538)	—	(17,538)

Investment income (loss)	(6,060)	16,648	10,588	1,452	30,638	32,090
Non-controlling interest in partnership investments	(141)		(141)	(330)		(330)

Investment portfolio results	$(6,201)		$10,447	$1,123		$31,760

Less: Non-controlling interest in Calamos Holdings LLC		(13,474)			(24,465)
Deferred income taxes		(3,393)			(2,283)

Change in accumulated other comprehensive income		$(219)			$3,890

Our investment portfolio returned $10.4 million, or 4.6%, and $31.8 million, or 14.6%, in the third quarter and first nine months of 2009, respectively. These results primarily reflect net unrealized gains in investment securities, partially offset by net realized and unrealized gains and losses on equity option contracts used to hedge market value fluctuations in the corporate investment portfolio.

Exchange traded equity option contracts are used to economically hedge price changes in the investment securities portfolio. The hedge position may be adjusted in response to movement and volatility in prices and changes in the composition of the hedged portfolio, but generally we are not actively buying and selling contacts.
Income Taxes
Holdings is subject to certain income-based state taxes; therefore, income taxes reflect not only the portion attributed to us but also income taxes attributable to non-controlling interests. Our effective income tax rate for the three and nine month periods ended September 30, 2009 was approximately 37.8% and 38.0%, respectively.
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
Net Income
Net income was $2.6 million and $7.7 million for the three and nine months ended September 30, 2009, respectively, compared to a loss of $0.8 million and income of $1.5 million for the same periods in the prior year.
Net income, as adjusted, was $2.6 million and $7.7 million for the three and nine months ended September 30, 2009, respectively, compared to a loss of $0.8 million and income of $8.3 million for the same periods in the prior year.
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
Our working capital requirements historically have been met through cash generated by operations. We believe cash generated from operations will be sufficient over the foreseeable future to meet our working capital requirements with respect to the foregoing activities and to support future growth. The following table summarizes our principal sources of liquidity as of September 30, 2009 and December 31, 2008:

			Increase
(in thousands)	September 30, 2009	December 31, 2008	(Decrease)

Cash and cash equivalents	$129,469	$59,425	$70,044
Investment securities	200,184	173,155	27,029
Derivatives, net	(4,654)	14,288	(18,942)
Partnership investments, net of non-controlling interests	34,856	27,182	7,674

Total corporate investment portfolio	$359,855	$274,050	$85,805

The total corporate investment portfolio increased $85.8 million during the nine month period of 2009. The following table summarizes the primary components of the change in our liquidity position during the nine months ending September 30, 2009:

Increase
(in thousands)	(Decrease)

Net realized and unrealized gains (losses) on investment securities:
Mutual funds	$41,601
Partnership investments	7,697
Equity option contracts	(17,538)
Other net cash generated by business activities	54,046

$85,806

To mitigate the impact of further declines in the valuation of our investment portfolio, we continue to execute a hedge strategy, specifically an equity option collar that is comprised primarily of selling index-based call options and purchasing index-based put options. This hedge continued to provide the stability to our portfolio value as intended. We expect to continue to use hedge strategies to protect our portfolio value as we believe appropriate.
Calamos Holdings LLC is the borrower of our $125 million in long-term debt. The following is a summary of our covenant compliance as of September 30, 2009 with the defined terms and covenants having the same meanings set forth under our amended note purchase agreements:

Results as of
Covenant	September 30, 2009
EBITDA/interest expense — not less than 3.0	8.54
Debt/EBITDA — not more than 3.0	1.09
Investment coverage ratio — not less than 1.175	2.04
Net worth — not less than $160 million	$271 million
The following tables summarize key statements of financial condition data relating to our liquidity and capital resources.

	September 30,	December 31,
(in thousands)	2009	2008

Statements of financial condition data:
Cash and cash equivalents	$129,469	$59,425
Receivables	23,746	20,049
Investment securities	200,184	173,155
Derivatives, net	(4,654)	14,288
Partnership investments	36,475	28,471
Deferred tax assets, net	88,669	95,606
Deferred sales commissions	13,622	18,414
Long-term debt	125,000	125,000
Cash flows for the nine months ended September 30, 2009 and 2008 are shown below:

	September 30,
(in thousands)	2009	2008

Cash flow data:
Net cash provided by operating activities	$81,193	$121,553
Net cash provided by (used in) investing activities	11,809	(61,635)
Net cash used in financing activities	(22,958)	(90,516)
Net cash provided by operating activities totaled $81.2 million for the nine months ended September 30, 2009. These net cash flows are primarily attributable to investment management, distribution and underwriting fees generated by core business activities, partially offset by staff, distribution, underwriting and other operating expenses.
Investing activities for the nine months ended September 30, 2009 provided cash totaling $11.8 million. Sales of investment securities and net positive cash flow from related investment hedging activities comprised the majority of this net inflow. Net cash used in financing activities totaled $23.0 million for the first nine months of 2009, largely due to dividends paid to non-controlling interests and common shareholders. We expect our cash and liquidity requirements will be met with cash on hand and through cash generated by operations.
Recently Issued Accounting Pronouncements
In August 2009, the FASB issued Accounting Standards Update No. 2009-05, an amendment to Subtopic 820-10, Fair Value Measurements and Disclosures, which provides clarification surrounding circumstances where a quoted price in an active market for an identical liability is not available, a reporting entity is required to measure fair value using the quoted price of the identical liability when traded as an asset, quoted price for similar liabilities or similar liabilities when traded as an asset, or the valuation techniques outlined in Topic 820. The update is effective for the first reporting period (including interim periods) beginning after issuance. Accordingly, in the third quarter of 2009, the Company adopted the update, which had no impact on the Company’s financial statements.

In September 2009, the FASB issued Accounting Standards Update No. 2009-12, an amendment to Subtopic 820-10, Fair Value Measurements and Disclosures, which permits, as a practical expedient, a reporting entity to measure the fair value of an investment in certain entities on the basis of the net asset value per share of the investment. The update is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company is evaluating the impact this update will have on its financial statements.
In June 2009, the FASB issued SFAS 167, Amendments to FASB Interpretation No. 46(R), which modifies the analysis required to determine whether a company’s variable interest(s) give it a controlling financial interest in a variable interest entity. SFAS 167 is effective January 1, 2010. The Company is evaluating the impact that this standard will have on its financial statements.
Critical Accounting Policies
Our significant accounting policies are summarized in note 2 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. A discussion of critical accounting policies is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2008. There were no significant changes in our significant accounting policies or critical accounting policies during the nine months ended September 30, 2009.
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
Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to: adverse changes in applicable laws or regulations; downward fee pressures and increased industry competition; risks inherent to the investment management business; the loss of revenues due to contract terminations and redemptions; unsatisfactory service levels by third party vendors; the inability to maintain compliance with financial covenants; the performance of our investment portfolio; our ownership and organizational structure; general and prolonged declines in the prices of securities; significant changes in market conditions and the economy that require a modification to our business plan; catastrophic or unpredictable events; the loss of key executives; the unavailability, consolidation and elimination of third-party retail distribution channels; increased costs of and timing of payments related to distribution; failure to recruit and retain qualified personnel; a loss of assets, and thus revenues; fluctuation in the level of our expenses; changes in accounting estimates; poor performance of our largest funds; damage to our reputation; and the extent and timing of any share repurchases. Further, the value and composition of our assets under management are, and will continue to be, influenced by a variety of factors including, among other things: purchases and redemptions of shares of the open-end funds and other investment products; fluctuations in both the underlying value and liquidity of the financial markets around the world that result in appreciation or depreciation of assets under management; mutual fund capital gain distributions; our ability to access capital markets; our introduction of new investment strategies and products; our ability to educate our clients about our investment philosophy and provide them with best-in-class service; the relative investment performance of our investment products as compared to competing offerings and market indices; competitive conditions in the mutual fund, asset management and broader financial services sectors; investor sentiment and confidence; and our decision to open or close products and strategies. Item 1A of our most recently filed Annual Report on Form 10-K discusses some of these and other important factors in detail under the caption “Risk Factors.”

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
An analysis of our market risk was included in our Annual Report on Form 10-K for the year ended December 31, 2008. There were no material changes to the Company’s market risk during the nine months ended September 30, 2009.
Item 4. Controls and Procedures
Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2009, and has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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

CALAMOS ASSET MANAGEMENT, INC. (Registrant)
Date: November 4, 2009	By:	/s/ Cristina Wasiak
Cristina Wasiak
Chief Financial Officer