Form 10-K
period 2009-12-31
Calamos Asset Management, Inc. /DE/
filed 2010-03-09
CIK 1299033

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of common stock held by non-affiliates (assuming that all directors and executive officers are affiliates) on June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was $275.6 million.

At March 1, 2010, there were 19,893,630 shares of Class A common stock and 100 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III — Portions of the definitive proxy statement for our Annual Meeting of Shareholders on June 4, 2010, as specifically described herein.

PART I

Item 1.	Business

Unless the context otherwise requires, references to “we,” “us,” “our” and “our company” refer to Calamos Asset Management, Inc., a Delaware corporation incorporated on July 23, 2004, and its consolidated subsidiaries, including Calamos Holdings LLC and the operating company subsidiaries of Calamos Holdings LLC.

“Calamos Advisors” refers to Calamos Advisors LLC, a Delaware limited liability company, an investment advisor registered with the U.S. Securities and Exchange Commission (SEC) and wholly-owned subsidiary of Calamos Holdings LLC. Calamos Advisors acts as an investment advisor in managing our separate accounts and mutual funds;

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

“Calamos Financial Services” refers to Calamos Financial Services LLC, a Delaware limited liability company and broker-dealer registered under the Securities Exchange Act of 1934, as amended, and a wholly-owned subsidiary of Calamos Holdings LLC. Calamos Financial Services acts as the sole distributor of our family of open-end mutual funds and of the Offshore Funds; and

“Calamos Interests” refers to Calamos Family Partners and John P. Calamos, Sr., our Chairman of the Board, chief executive officer and co-chief investment officer. Mr. Calamos also holds the controlling interest in Calamos Family Partners.

The other wholly-owned operating company subsidiaries of Calamos Holdings LLC are Calamos Partners LLC, a registered investment advisor that provides investment management services primarily related to alternative investment products, and Calamos Wealth Management LLC, a registered investment advisor that provides wealth management services, including asset allocation and investment advisory services, to high net worth individuals, family offices and foundations. Calamos Property Management LLC is also a subsidiary of Calamos Holdings LLC and was established to provide real estate investment services. Calamos International LLP, ultimately a wholly-owned subsidiary of Calamos Holdings LLC, was established to facilitate the distribution of company products globally.

The assets under management and other financial data presented in this report with respect to the mutual funds that we manage include the Calamos Growth and Income Portfolio, which is a portfolio of the Calamos Advisors Trust, a registered open-end investment company. However, references to the terms “mutual funds” and “open-end funds” in this report do not otherwise include this portfolio.

Overview

Throughout our history, we have based our investment philosophy around a single belief; that the key to consistent, long-term success is achieving an optimal balance between enhancing return and managing risk. For more than 30 years, we have provided investment advisory services to institutions and individuals, managing $32.7 billion in client assets at December 31, 2009. We have consistently applied our investment philosophy and a proprietary process centered on risk management across a range of U.S. and global investment strategies.

Our company began as a boutique investment manager, with an emphasis on strategies that sought to maximize the potential of convertible securities to manage risk and build wealth. Today, we offer strategies to fulfill a range of asset allocation goals. Our growth represents a logical expansion of our core discipline and proprietary resources. Because our investment process begins with a comprehensive understanding of a company and the relative attractiveness of the securities within its capital structure, we have been able to selectively expand our capabilities across many strategies. Each portfolio benefits from the insights of our entire team and collective knowledge we have amassed over the decades.

As more fully described in the Investment Strategies section, our strategies include equity, defensive equity, convertible, alternative, enhanced fixed income, total return and fixed income. We believe a disciplined adherence to our investment philosophy and a process has enabled us to deliver superior risk-adjusted returns over the long term, which we define as investment returns that are superior to performance benchmarks with an equal or lower level of assumed risk.

We seek institutional and individual clients with long-term investment horizons. We make our range of investment strategies and services available to these clients, directly and through intermediaries, by offering an array of investment products designed to suit their investment needs, such as open-end funds, closed-end funds, institutional and separate accounts. We plan to continue to introduce new investment strategies and supporting services that will provide the opportunity for attractive risk-adjusted returns.

We believe our investment performance, broad range of investment strategies, diverse product offerings, emphasis on client service and sales efforts have allowed us to help our clients create wealth over full market cycles, which, in turn, grew our assets under management and revenues throughout the years. Differentiated by a one-team, one-process approach, ours is a culture of innovation, global perspective, and clear alignment with our clients’ interests. Over the decades, we have consistently demonstrated strength in developing strategies that capitalize on the opportunities of the changing investment landscape.

In 2009, we experienced significant growth in assets under management, due primarily to strong investment performance across most of our strategies. Although the global economy has not returned to pre-recessionary conditions, the systemic risk that roiled nearly every asset class in 2008 abated in 2009. There were sharp rebounds in the equity, convertible and high yield markets. During the downturn, we maintained our long-term perspective and adhered to our investment discipline as we sought to capitalize on valuation disparities. We believe that our discipline and investment approach were instrumental to the success of our strategies in 2009.

In 2009, we made significant progress in strengthening our senior management structure. Nick P. Calamos, CFA, was promoted to President of Investments and Co-Chief Investment Officer; and James J. Boyne was promoted to President of Distribution and Operations. Mr. Calamos previously served as Senior Executive Vice President and Calamos’ Co-Chief Investment Officer. Mr. Boyne previously served as Senior Vice President and Chief Operating Officer for Distribution at Calamos Financial Services LLC and as Senior Vice President and General Counsel for Calamos Asset Management, Inc. and its affiliates. We further strengthened the structure of our investment team with the appointments of Jeff Scudieri, CFA, and Jon Vacko, CFA, to the newly created roles of Co-heads of Research and Investments. Mr. Scudieri and Mr. Vacko have been with the firm since 1997 and 2000, respectively, and continue to serve as senior strategy analysts.

We provide additional information about Calamos Asset Management, Inc. on the Investor Relations section of our website at http://investors.calamos.com. This information includes corporate governance documents, press releases, investor presentations, SEC filings and assets under management reports, among others. We encourage you to visit and review our website.

Business Strategy

Our business strategy is designed to ensure we maintain and build upon our investment focus. We apply a team approach to investment research and portfolio management, which allows us to significantly leverage our investment talent. While each of our strategies reflects distinct risk-reward parameters, all are managed according to our time-tested investment process and leverage the expertise of our fully integrated investment team.

Our goal is to continue to grow our business by diversifying the assets we manage by investment strategy, product, service and type of client within our core competencies. We have selectively created complementary investment products over the years in order to take advantage of market opportunities for attractive risk-adjusted returns. Key to executing this strategy is our emphasis on building our capabilities in order to support growth, improve client responsiveness and position our business for long-term expansion. In 2009, we continued to improve the caliber and scope of our capabilities in portfolio management, sales, marketing and other functions.

We have been, and will continue to be, guided by the following principles:

Maintain Superior Investment Performance

We have developed proprietary research capabilities, including an expertise in valuing companies globally, taking into consideration their total capital structure. As a result, we have a record of achieving high, risk-adjusted returns over the long term for our institutional clients and for the mutual funds and separate accounts that we manage.

The past decade is often referred to as the “lost decade” for investors. During the 10 years ended December 31, 2009, the S&P 500 Index, a benchmark for broad equity market performance, earned an average annualized 10-year return of -0.95%. However, all six Calamos funds with 10-year performance histories achieved positive performance. The average annualized returns for these funds are as follows (Class A shares at net asset value): Growth Fund, 5.49%; Global Growth and Income Fund, 4.12%; Growth and Income Fund, 5.58%; Convertible Fund, 4.89%; Market Neutral Income Fund, 4.98%; and High Yield Fund, 6.82%.(1)

Our strategy is to maintain our performance by consistently applying our investment philosophy and process, while actively managing our strategies to maintain a stable balance of risk and reward over the full course of a market cycle. We are equally mindful of protecting our clients’ assets during changing market conditions. Accordingly, we have chosen to expand our product offerings selectively and have closed, and expect to continue to close, products to new investments or discontinue products during periods when we do not believe satisfactory risk-adjusted returns can be achieved for our clients.

Focus on Clients, With an Emphasis on Serving Long-Term Investors

We believe that managing our clients’ assets is an honor and a responsibility. Client service is crucial to our ongoing success. In all our activities, our goal is to have our clients’ best interests in mind and to work diligently and professionally to exceed client expectations in performance and service. We strongly believe that the success of our company is a byproduct of our success in helping clients achieve their investment objectives. In particular, we seek to attract, develop and maintain long-term client relationships by providing excellent client service, including educating investors about our investment philosophy and process.

Selectively Expand Our Investment Strategies

Since the introduction of our first convertible strategy in 1977, we have expanded our product offerings. In 1988, we introduced our first defensive equity strategy and our first equity strategy in 1990. In subsequent years, we broadened our investment offerings within our core competencies to include high yield, global, international, total return and enhanced fixed income investment strategies. Each expansion has leveraged our core competency in investment research and portfolio management, which generally is based on internal expertise, but may from time to time require us to recruit investment talent in other areas. More recently, our product introductions have included an emerging markets growth fund and four Ireland-domiciled UCITS Funds. We will continue to expand our investment strategies selectively in areas where we determine we can produce attractive risk-adjusted returns over the long term. In 2010, we intend to launch a small-/mid-cap growth fund which we believe is a natural extension of our core competencies. Through such strategic expansion efforts, we believe we can enhance our ability to increase assets under management and revenues.

(1) Source: State Street Corporation and Lipper, Inc. The data that follows is as of 12/31/09, and reflects each Fund’s Class A Shares performance inclusive of the maximum 4.75% sales charge. Growth Fund: 45.25%, -0.42%, and 4.98% for the 1-, 5- and 10-year periods, respectively. Global Growth and Income Fund: 25.39%, 5.26%, and 3.61% for the 1-, 5- and 10-year periods, respectively. Growth and Income Fund: 30.50%, 3.21%, and 5.07% for the 1-, 5- and 10-year periods, respectively. Convertible Fund: 27.67%, 3.11%, and 4.38% for the 1-, 5- and 10-year periods, respectively. Market Neutral Income Fund: 8.37%, 1.13%, and 4.47% for the 1-, 5-and 10-year periods, respectively. High Yield Fund: 39.48%, 3.51%, and 6.30% for the 1-, 5- and 10-year periods, respectively. The most recent month end performance data is available at www.calamos.com and assumes reinvestment of dividends and capital gains distributions as well as an expense reimbursement that improved results. Performance data is for Class A shares, other share classes have different performance characteristics. The performance included is subject to change without notice, based on past performance, and may not be predictive of future results. Please see the prospectus for expense ratio and other relevant information. The S&P 500 Index returned 26.46%, 0.42% and -0.95% for the 1, 5-, and 10-year periods, respectively. The benchmark for the High Yield Fund, the Credit Suisse High Yield Index returned 54.22%, 5.99%, and 7.07% for the 1, 5-, and 10-year periods, respectively.

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

In 2009, as part of our ongoing efforts to expand our distribution opportunities and client base, we enhanced our focus on the institutional market and retirement platform opportunities, and selectively increased the number of intermediaries that distribute Calamos products globally. To support our growing presence and continued expansion plans outside the United States, we added staff and established a U.K.-based office.

Intermediary

In 2009, we continued to focus on our large strategic distribution partnerships with national and large regional broker-dealers domestically. There has been extensive consolidation within the U.S. broker-dealer segment since the market downturn in 2008, and the industry landscape has been significantly altered. Industry consolidation has increased our ability to focus our key resources and personnel on a targeted set of opportunities, with growing emphasis on fee-based mutual fund platforms. In 2009, we utilized our strategic business team to monitor and capitalize on industry consolidation. We retained and grew our shelf space at many of our key partner firms as consolidation occurred.

While maintaining our support of national broker-dealers, we have also continued to increase our sales and marketing efforts in both the independent broker-dealer and registered investment adviser channels in the U.S. These segments were also influenced by the consolidation in the national broker-dealers. Our increased emphasis on business intelligence better positioned us to serve the growing number of financial advisors in those channels.

During 2009, we also hired a U.K.-based senior sales professional to enhance our presence and awareness of our brand in the United Kingdom and continental Europe and to increase assets under management within our Offshore Funds. We also added U.S.-based sales staff to focus on the non-resident alien (NRA) channel and Latin America. Our Offshore Funds also gained access to offshore platforms of some of our domestic strategic partners, and we continue to work with certain other of our large strategic partners domestically to gain access to their offshore platforms as well. We believe that these existing relationships will help us expand our reach in non-U.S. markets.

Defined contribution plans are a significant and rapidly growing segment of the U.S. intermediary market and mutual fund sales. We believe the defined contribution industry offers an especially compelling area of opportunity for us, given our focus on managing risk and seeking to generate outperformance over full and multiple market cycles. Within the U.S. defined contribution channel, we were successful in establishing and growing relationships with a number of significant partners by delivering our strategies on an investment-only basis to sponsors. In 2009, we added strategic business, targeted sales and marketing resources to support our growing presence in the defined contribution channel.

The maturation of certain Calamos products, including international equity, global equity, evolving world growth and total return bond, provide other opportunities for us to build our presence in this channel. We also believe that our defensive equity strategies, both U.S. and global, will continue to serve the needs of the intermediary channel as volatility continues in the financial markets. We continue to align the incentives of our sales teams to emphasize client service and client retention.

Institutional

Over recent years, we have increased our focus on the institutional business through additions to staff in direct institutional sales, consultant relations and client relationship management. Over the last two years, we established a direct sales team in the U.S., added to our U.S. consultant relations staff, hired a U.K.-based institutional sales director to focus on business development and also expanded our client relationship team. We believe these additions will enhance our global client service and retention efforts.

In 2009, we saw expansion of clients and accelerating growth in assets under management within the institutional channel. We have significantly increased the number of clients in our defensive equity strategies, particularly our global opportunities strategy. Our defensive equity strategies seek to outperform the equity markets, with less risk. This objective of upside equity potential with downside protection has resonated within the institutional marketplace.

In 2010, we see continued opportunity among a global institutional client base for both our global and U.S. defensive equity strategies, as well as for our global and international equity strategies. Our international equity and global equity strategies will surpass five years and three years of history, respectively, which we believe will result in increased attention within the institutional marketplace.

Capitalize on Our Recognized and Respected Brand

We believe that brand awareness can lead to asset growth and help expand our client base.

In 2009 and early 2010, many of our strategies were recognized for producing solid long-term performance. For example: Morningstar stated that Calamos International Growth Fund “easily outpace[ed] its peers and benchmark” since the fund’s inception (“Analysis,” January 13, 2010). Research Magazine highlighted Calamos Global Growth and Income Fund for its “category beating results over the last decade” (Guide to International Investing “Hedging Global Risk” June 2009). Morningstar also commented on Calamos Global Growth and Income Fund, “It easily tops the benchmark and is in the category’s top quartile over three-, five-, and 10-year periods” (Morningstar’s Take, January 25, 2010). Calamos Convertible Fund received many mentions over the last year from numerous publications including: Wall Street Journal, Investment Pensions Europe (I&PE) and Pensions and Investments, to name a few.

Our co-chief investment officers, John P. Calamos, Sr. and Nick P. Calamos, have written books on investments in convertible securities and are recognized experts on investing. They frequently discuss their investment insights on networks such as CNBC and Bloomberg, and have also been featured in publications such as Investment and Pensions Europe (I&PE), Investment News, Pension and Investments, Barron’s and Seeking Alpha, among others. Our co-heads of research and investments, Jon Vacko and Jeff Scudieri, have also shared their insights in interviews with Research Magazine, Bloomberg.com, and Pension and Investments. We believe that as a public company, we have been able to strengthen the Calamos brand and awareness of our investment philosophy through these activities.

We raise brand awareness through strategic sponsorships. In 2009, we sponsored the most prestigious event in women’s golf, the Solheim Cup, a trans-Atlantic tournament. As part of our sponsorship, Calamos brand and logo placements were viewed by more than 100,000 international attendees.

We continue to utilize integrated online and offline marketing campaigns, targeted to specific client segments, including our institutional, U.S. and non-U.S. intermediary, and wealth management channels.

Investment Philosophy, Management and Process

Investment Philosophy

We believe that a successful investment philosophy must be consistent and long-term oriented. Our investment philosophy is based on our views about the longer-term trends and economic conditions that affect financial markets. We assume there will always be unforeseen events that will continually test conventional wisdom. We believe we can achieve favorable investment results over the long term based on our experience in many market environments, our continued study of economics and financial markets, and our application of a sound investment process that can manage the volatility and risk associated with financial markets. Because of this philosophy, our investment process is focused on risk management. The creation of wealth for our clients over the long term is not solely about producing returns, but about managing risk, which we define as the potential for loss and the variability of investment returns.

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

Investment Management

Our investment management team is guided, above all else, by the long-term interests of our clients. This dedication to client service extends across our organization and informs the day-to-day decision making of every individual within the firm.

We employ a team approach to portfolio management and draw on the experience and expertise of 65 investment professionals focused on portfolio management, research, trading, portfolio administration and developing analytical models. Our investment team is comprised of our co-heads of research and investments, senior strategy analysts, intermediate analysts and junior analysts. The teams are led by our Co-Chief Investment Officers John P. Calamos, Sr. and Nick P. Calamos. While day-to-day management of the portfolios is a team effort, the co-heads of research and investments and senior strategy analysts, along with our co-chief investment officers, have primary and supervisory responsibility for the portfolios and work with team members to develop and execute the portfolio’s investment program. This team approach allows for valuable contributions from numerous analysts within our company and creates a synergy of expertise that can be applied across many different investment strategies. We also believe that pooling the expertise of our analysts provides for more consistent investment performance over the long term and provides for significant leverage of our investment talent. Members of our investment team participate in a career track system that helps institutionalize our investment process by immersing many analysts and other team members in our investment philosophy and process from early in their careers. Additionally, key members of the investment team participate in the long-term component of our incentive compensation plan. Through this plan, investment team members can share in the overall success of our company.

In 2009, we strengthened the structure of our investment team with the appointment of Nick P. Calamos, CFA, to the newly created role of President of Investments. Jeff Scudieri, CFA, and Jon Vacko, CFA, were appointed to the newly created roles of Co-heads of Research and Investments. These promotions enhance the stability and longevity of our investment management team.

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

Investment security selection results from the intersection of top-down and bottom-up analysis. These securities are vetted more extensively within the context of the overall portfolio. Continual monitoring and risk management analysis is intended to ensure that each portfolio maintains appropriate diversification and risk/reward characteristics.

Investment Strategies

The following table describes our investment strategies and corresponding assets under management at December 31, 2009 (in billions):

Equity	$11.9	Strategies that seek capital appreciation by investing in a range of global companies of various market capitalization under both growth and value disciplines
Defensive Equity	6.2	Strategies that pursue equity market upside with less potential downside than an all-equity portfolio, by investing in dynamic blend of convertible securities, equities and high yield securities, globally
Convertible	7.4	Strategies that pursue equity market upside with less potential downside than an all-equity portfolio, by investing primarily in convertible securities
Enhanced Fixed Income	2.7	Closed-end portfolios that pursue high current income, from income and capital gains, investing primarily in high yield corporate bonds and convertible securities
Total Return	2.2	Closed-end portfolios that pursue current income, with increased emphasis on capital appreciation, by investing primarily in high yield corporate bonds, convertible securities and equities
Alternative	1.7	Strategies that invest in non-traditional strategies, including market neutral and convertible arbitrage, among others
Fixed Income	0.6	Strategies that invest in U.S. investment-grade bond market, international and high-yield securities, U.S. Government Agency obligations and repurchase agreements collateralized by U.S. Government Agency obligations.

Total	$32.7

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

Open-End Funds

At December 31, 2009, we had $19.5 billion of assets under management in open-end funds, representing approximately 60% of our total assets under management. Open-end funds are continually offered and are not listed on an exchange. Open-end funds issue new shares for purchase, unless they are closed to new investors, and redeem shares from those shareholders who sell. The share price for purchases and redemptions of open-end funds is determined by each fund’s net asset value, which is calculated at the end of each business day.

We introduced our first open-end fund, the Calamos Convertible Fund, in 1985. We have since expanded our open-end fund products and services to invest in securities worldwide and to include equity, defensive equity, high yield, alternative, and fixed income strategies that we believe offer attractive risk-adjusted return potential. In recent years, much of our expansion efforts have been focused on global opportunities. In 2007, we introduced a global equity fund; and in 2008, we introduced an emerging markets growth fund. Additionally, in 2007, we established Calamos Global Funds PLC, an Ireland-domiciled UCITS, which are also referred to as Offshore Funds.

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

As of year-end 2009, we acted as the investment advisor to 13 open-end funds and four Offshore Funds offered to customers primarily through financial intermediaries. We expect to continue to seek opportunities to expand and develop the investment strategies offered in our open-end fund products as market conditions change.

Calamos Advisors manages the strategies of each of the open-end funds with the goal of achieving higher returns than their respective benchmarks over the long term, but with less risk than that of the broad market. To do so, our investment team focuses on maintaining each strategy’s distinct balance between risk and return throughout the full course of the market cycle. The following tables provide the assets under management for each open-end fund managed as of December 31, 2009:

U.S.-Domiciled Mutual Funds

	Assets Under
	Management at
	December 31, 2009	Year of
	(in billions)	Inception

Equity
Growth Fund	$8.64	1990
International Growth Fund	0.24	2005
Global Equity Fund	0.04	2007
Value Fund	0.06	2002
Blue Chip	0.07	2003
Evolving World Growth Fund	0.05	2008
Multi-Fund Blend*	—	2006
Defensive Equity
Growth and Income	3.98	1988
Global Growth and Income	0.89	1996
Convertible
Convertible	3.17	1985
Alternative
Market Neutral Income Fund	1.69	1990
High Yield
High Yield Fund	0.30	1999
Fixed Income
Total Return Bond Fund	0.20	2007
Offshore Funds
Equity
Growth Fund	0.14	2007
Global Equity Fund	0.02	2007
Defensive Equity
U.S. Opportunities Fund	0.02	2007
Global Opportunities Fund	0.02	2007

Total	$19.53

*	A fund comprised of the following three Calamos funds invested I shares: Growth Fund, Global Growth and Income Fund, and Value Fund. Assets are reflected in the underlying funds.

Closed-End Funds

At December 31, 2009, we had $4.9 billion of assets under management in closed-end funds, representing approximately 15% of our total assets under management. Closed-end funds typically sell a finite number of shares to investors through underwritten public offerings, unlike open-end funds, which continually offer new shares to investors. After the public offerings, investors buy and sell those shares to other investors through an exchange or broker-dealer market.

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

Each of the Calamos closed-end funds employs leverage in its capital structure. With leverage, we seek to generate additional dividend potential for the common shareholders based on historical differences between short-term and long-term taxable interest rates. Leverage involves borrowing at shorter-term rates and investing the proceeds over a longer-term, which typically provides for higher returns. We continually assess our use of leverage because certain market conditions are not conducive to executing this strategy. We currently believe that leverage strategies are accretive to the common shareholders of our closed-end funds.

In 2009, we completed the refinancing of our auction rate preferred securities (ARPS) financing. Historically, the Funds employed leverage through the issuance of ARPS, which are long-term, high-quality equity securities with interest rates which are adjusted every seven or 28 days through an auction process. In early 2008, the auction process for the ARPS market ceased to function and the ARPS became illiquid. As a result, potential sellers were not able to liquidate their positions. This problem affected the entire ARPS market and was not unique to the Calamos funds.

We recognized that the lack of liquidity created both uncertainty and frustration for our preferred shareholders. In keeping with our commitment to all of the funds’ shareholders, we sought financing solutions for our closed-end funds that were consistent with the best interests of all shareholders. In 2008, we redeemed approximately 81% of outstanding ARPS financing across our funds. We redeemed the remainder of the outstanding ARPS financing in 2009. All of our refinancing solutions utilized attractively-priced debt facilities.

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

Closed-end Funds

	Assets Under
	Management at
	December 31, 2009	Year of
	(in billions)	Inception

Enhanced Fixed Income
Convertible Opportunities and Income Fund	$0.87	2002
Convertible and High Income Fund	1.13	2003
Global Dynamic Income Fund	0.72	2007
Total Return
Strategic Total Return Fund	2.08	2004
Global Total Return Fund	0.15	2005

Total	$4.95

Separate Accounts

Separate accounts are individual portfolios of securities managed to meet clients’ unique needs and include institutional accounts and managed accounts.

Institutional Accounts

At December 31, 2009, we had $4.6 billion of assets under management in institutional accounts, representing approximately 14% of our total assets under management. Institutional accounts are separately managed accounts for certain investors, such as corporate pension funds, public funds, endowment funds and not-for-profit institutions, offered through consultants, broker-dealer intermediaries and directly by us. We have approximately 340 institutional accounts, including commingled funds and sub-advised relationships.

Our first institutional account mandate was initiated in 1981 for a pension fund account. Since initially offering convertible investment strategies to institutions, we have broadened our mandates to include a variety of investment strategies in other asset classes, such as equity and high yield. We reopened select convertible strategies to new investors in 2008, having identified significant opportunities that we believe are advantageous for both new and existing investors. We also see considerable opportunity for our global and U.S. defensive equity and equity strategies.

In recent years, our business development team has targeted institutional consultants and plan sponsors, and focused on educating institutional prospects about our investment process and performance. Our institutional marketing efforts center on identifying potential new investors, developing relationships with institutional consultants and providing ongoing client service to existing institutional accounts. We focus on growing our institutional business through equity and fixed income mandates, managed under both domestic and global objectives.

Managed Accounts

At December 31, 2009, we had $3.6 billion of assets under management in managed accounts, representing approximately 11% of our total assets under management. Our more than 14,600 managed accounts are individual portfolios of securities offered primarily through 15 national and regional broker-dealer platforms. We first introduced managed accounts through a broker-dealer sponsored platform in 1989. Since initially offering convertible investment strategies to our managed account customers, we have broadened our mandates to include equity, enhanced fixed income and defensive equity investment strategies.

Wealth Management

At December 31, 2009, we had approximately 600 wealth management clients representing more than $855.5 million of assets under management, which are reported in their respective underlying investment products. We provide wealth management services, including asset allocation, to high net worth individuals, family offices and foundations. Our wealth management group offers customized asset allocation advice under the guidance of our investment management team. Our individualized services include offering managed portfolios of mutual funds and separate accounts in both taxable and tax-deferred accounts; developing and executing multi-generational investment policies, asset management and income distribution plans; managing retirement, profit sharing and deferred compensation plans; providing asset allocation and investment management for foundations and endowments; and integrating alternative investments into a comprehensive financial plan. Additionally, our wealth strategy professionals are available to consult with clients on a wide variety of issues associated with the accumulation, preservation and transfer of family wealth.

Distribution Relationships

We distribute the Calamos open-end funds, closed-end funds and managed accounts primarily through financial intermediaries. We have developed an extensive network of third-party financial intermediaries, and our products are structured to meet their needs and those of their clients. Our sales professionals are located across the United States, and they act in a consultative role to provide our clients with value-added services. In recent years, they have focused on 401(k) platforms, broker consultants, broker-dealers, financial planners and other channels for mutual funds and managed account products. We intend to grow our intermediary business through selective intermediary relationships, and we opportunistically seek to introduce new products that best deliver our investment strategies to investors through these distribution channels. In 2009, we added sales professionals based in the United Kingdom to support our growing efforts in the non-U.S. intermediary and institutional markets and established a U.K.-based office.

Client accounts held at our top ten financial intermediaries represented approximately 59.3% of our assets under management as of December 31, 2009.

Other Considerations

Technology and Intellectual Property

We consider technology to be a competitive advantage in our investment process. Our investment approach demands tailored outputs for all aspects of the investment process, including risk management, security analysis and trade processing. As a result, our use of in-house developed and third-party technology and software enables customization of systems across our company. Our quantitative investment tools, including our proprietary Calamos Corporate System, or CCS, continue to be enhanced by our separate research development team, which reports to our chief operating officer — investments and information technology. Our internal investment-related systems are geared to the principles that guide our investment process, allowing for a more seamless integration of security analysis, trade processing, accounting and portfolio administration of our more than 15,000 accounts at December 31, 2009. In other areas of our business, where competitive advantages do not exist, such as trade order processing and portfolio accounting, we look to leverage third-party applications or service providers for cost efficiency.

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

Regulatory Environment

Our domestic and global lines of business are subject to extensive regulation. In the United States regulations exist at both the federal and state level, as well as by self-regulatory organizations. These laws and regulations are primarily intended to protect investment advisory clients and shareholders of registered investment companies. Agencies that regulate investment advisors have broad administrative powers, including the power to limit, restrict or prohibit an investment advisor from carrying on its business in the event that it fails to comply with such laws and regulations. Possible sanctions that may be imposed include the suspension of individual employees, limitations on engaging in certain lines of business for specified periods of time, revocation of registrations, censures and fines. Calamos Global Funds PLC, a UCITS, advised by Calamos Advisors is subject to the Irish Financial Services Regulatory Authority.

Calamos Advisors, Calamos Partners LLC and Calamos Wealth Management LLC are registered as investment advisors with the Securities and Exchange Commission, or SEC. As registered advisors, they are subject to the requirements of the Investment Advisers Act, SEC regulations, and examination by the SEC’s staff. The Investment Advisers Act imposes substantive regulation on virtually all aspects of their business and its relationship with its clients. Requirements include fiduciary duties to clients, engaging in transactions with clients, maintaining an effective compliance program, performance fees, solicitation arrangements, conflicts of interest, advertising, and recordkeeping, reporting and disclosure requirements. Calamos Asset Management, Inc. is not an investment company; however, the mutual funds Calamos Advisors manages are registered with the SEC under the Investment Company Act. The Investment Company Act imposes additional obligations, including detailed operational requirements for both the funds and their advisor. Moreover, an investment advisor’s contract with a registered fund may be terminated by the fund on not more than 60 days’ notice, and is subject to annual renewal by the fund’s board after an initial two-year term. The SEC is authorized to institute proceedings and impose sanctions for violations of the Investment Advisers Act and the Investment Company Act, ranging from fines and censures to termination of an investment advisor’s registration. The failure of Calamos Advisors, Calamos Partners LLC, Calamos Wealth Management LLC or the registered funds advised by Calamos Advisors to comply with the requirements of the SEC could have a material adverse effect on us.

We are also subject to the federal and state laws affecting corporate governance, including the Sarbanes-Oxley Act of 2002 and rules promulgated by the SEC. In addition, Calamos Asset Management, Inc. is subject to the rules of NASDAQ, including the corporate governance listing standards approved by the SEC.

In addition to being subject to the oversight and regulations of the SEC, Calamos Financial Services as a broker-dealer is subject to periodic examination by the Financial Industry Regulatory Authority or FINRA. FINRA regulations cover all aspects of its business, including sales practices, the minimum net capital, recordkeeping and the conduct of directors, officers and employees. Violation of applicable regulations can result in the revocation of broker-dealer licenses, the imposition of censure or fines and the suspension or expulsion of a firm, its officers or employers.

Calamos Advisors and Calamos Wealth Management LLC are subject to the Employee Retirement Income Security Act of 1974, as amended, or ERISA, with respect to benefit plan clients. ERISA and applicable provisions of the Internal Revenue Code of 1986, as amended, impose certain duties on persons who are fiduciaries under ERISA, prohibit certain transactions involving ERISA plan clients and provide monetary penalties for violations of these prohibitions. Failure to comply with these requirements could have a material adverse effect on our business.

Employees

At December 31, 2009 and 2008, we had 316 and 368 full-time employees, respectively.

SEC Filings

Our SEC filings are available through the Investor Relations section of our website at http://investors.calamos.com. We encourage our readers to view our SEC filings as well as other important information, including corporate governance documents, press releases, investor presentations, assets under management reports and other documents, on our website.

Item 1A.	Risk Factors

Business Risks

The following business risks as well as those risks described elsewhere in this report and our other SEC filings, could cause our actual results to differ materially from expectations stated in our forward-looking statements.

Risks Related to Our Industry and Business

A general or prolonged decline in the prices of securities may lead to a decline in our assets under management, revenues and earnings.

Substantially all of our revenues are determined by the amount of our assets under management. Under our investment advisory contracts with our clients, the investment management fee we receive is typically based on the market value of assets under management. In addition, we receive asset-based distribution and/or service fees with respect to the open-end funds managed by Calamos Advisors pursuant to distribution plans adopted under provisions of Rule 12b-1 under the Investment Company Act. Rule 12b-1 fees typically are based on the market value of our assets under management. Accordingly, a general or prolonged decline in the prices of securities usually has caused (i) our revenues and net income to decline by either causing the value of our assets under management to decrease, which would result in lower investment advisory and Rule 12b-1 fees, or (ii) clients to withdraw funds in favor of investments they perceive to offer greater opportunity or lower risk, which would also result in lower fees. In 2008 and early 2009, we have also experienced a decline in our assets under management from leverage reductions in our closed-end funds. The securities markets are highly volatile and securities prices may increase or decrease for many reasons beyond our control, including economic and political events and acts of terrorism. In the second half of 2008 through the first quarter of 2009 the securities markets materially and adversely affected our revenues, and such volatile markets could recur in the future.

Changes in laws or regulations or in governmental policies due to the state of the economy could limit the sources and amounts of our revenues, increase our costs of doing business, decrease our profitability and materially and adversely affect our business.

Our business is subject to extensive regulation which directly affects our cost of doing business. Industry regulations are designed to protect our clients and investors in our funds and other third parties who deal with us and to ensure the integrity of the financial markets. Most of the regulations to which we are subject are not designed to protect our stockholders. Due in part to the credit and investment banking crises of 2008 as well as high profile investment and trading scandals, the U.S. government and federal agencies have increased interest and oversight of the financial and investment industry. Additional laws and regulations to strengthen controls are expected and such changes could limit the sources and amounts of our revenues, increase our costs of doing business, decrease our profitability and materially and adversely affect our business. Further, our failure to comply with applicable laws or regulations could result in fines, censure, suspensions of personnel or other sanctions, including revocation of our registration as an investment advisor or broker-dealer.

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

Many of our competitors have substantially greater resources than us and may offer a broader range of financial products and services across more markets. Some financial institutions operate in a more favorable regulatory environment and have proprietary products and distribution channels which may provide certain competitive advantages to them and their investment products. We compete primarily based on the investment performance of the investment portfolios offered, the scope and quality of investment advice and client service. We believe that competition within the investment management industry has and will continue to increase as a result of the state of the economy, the failure of financial institutions and consolidation and acquisition activity. Most of our investment portfolios have sales or redemption fees, which means that investors may be more willing to invest assets in competing funds without such fees.

If current or potential customers decide to use one of our competitors, we could face a significant decline in market share, assets under management, revenues, and net income. Further, if we are required to lower our fees to remain competitive, our revenues and net income could be significantly reduced. Although we are moving to a more variable cost structure, some of our expenses remain fixed, especially over shorter periods of time, and other expenses may not decrease in proportion to any decrease in revenues.

To the extent we are forced to compete on the basis of price, we may not be able to maintain our current fee structure.

The investment management industry has relatively low barriers to entry and to the extent we are forced to compete on the basis of price, we may not be able to maintain our current fee structure. In recent years, there has been a trend toward lower fees in the investment management industry. In order to maintain our fee structure in a competitive environment, we must be able to continue to provide clients with investment returns and service that make investors willing to pay our fees. In addition, the board of trustees of each mutual fund managed by Calamos Advisors must make certain findings as to the reasonableness of its fees. We cannot be assured that we will succeed in providing investment returns and services that will allow us to maintain our current fee structure. Fee reductions on existing or future new business could have an adverse affect on our revenues and results of operations.

We derive a substantial portion of our revenues from contracts that may be terminated on short notice.

We derive a substantial portion of our revenues from investment management agreements with mutual funds that are generally terminable by the funds’ board of trustees or a vote of the majority of the funds’ outstanding voting securities on not more than 60 days’ written notice. After an initial term, each fund’s investment management agreement must be approved and renewed annually by the independent members of such fund’s board of trustees and, in certain cases, by its stockholders. These investment management agreements may be terminated or not renewed for any number of reasons, including investment performance, advisory fee rates and financial market performance. Further, we may not be able to replace terminated or non-renewed agreements on favorable terms. The decrease in revenues that could result from any such termination could have a material adverse affect on our business.

Investors in the open-end funds can redeem their investments in these funds at any time without prior notice, which could adversely affect our earnings.

Open-end fund investors may redeem their investments in those funds at any time without prior notice. In a declining stock market, the pace of mutual fund redemptions could accelerate. Poor performance relative to other asset management firms tends to result in decreased purchases and increased redemptions of mutual fund shares. The redemption of investments in mutual funds managed by Calamos Advisors may adversely affect our revenues, which are substantially dependent upon the assets under management in our funds.

Catastrophic and unpredictable events could have a material adverse affect on our business.

A terrorist attack, war, power failure, cyber-attack, natural disaster, significant adverse climate change or other catastrophic or unpredictable event could adversely affect our future revenues, expenses and earnings by: interrupting our normal business operations; sustaining employee casualties, including loss of our key executives; requiring substantial expenditures and expenses to repair, replace and restore normal business operations; and reducing investor confidence.

We have a disaster recovery plan to address catastrophic and unpredictable events but we cannot be assured that this plan will be sufficient in responding or ameliorating the affects of all disaster scenarios. If our employees or vendors that we rely upon for support in a catastrophic event are unable to respond adequately or in a timely manner, we may lose clients resulting in a decrease in assets under management with a material adverse affect on revenues and net income.

Control by Calamos family members of a majority of the combined voting power of our common stock may give rise to conflicts of interests.

As of December 31, 2009, the Calamos Interests owned approximately 78.5% of Calamos Holdings LLC and all of our Class B common stock, representing more than 97.5% of the combined voting power of all classes of our voting stock. Pursuant to the terms of our second amended and restated certificate of incorporation, Calamos Family

Partners, Inc. retains a majority of the combined voting power of our common stock until its ownership interest in Calamos Holdings LLC falls below 15%, at which time all outstanding shares of our Class B common stock automatically will convert into shares of our Class A common stock. Accordingly, as long as Calamos Family Partners, Inc. maintains the requisite ownership interests in our common stock and in Calamos Holdings LLC, they will continue to have the ability to elect all of the members of our board of directors and thereby control our management and affairs, including determinations with respect to acquisitions, dispositions, borrowings, issuances of common stock or other securities, and the declaration and payment of dividends on our common stock. In addition, they will continue to be able to determine the outcome of all matters requiring stockholder approval and will continue to be able to cause or prevent a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. The concentration of ownership could deprive our Class A stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately negatively affect the market price of our Class A common stock. As a result of this control, none of our agreements with Calamos Family Partners, Inc. or its affiliates are deemed to be negotiated on “arm’s length” terms. However, any such agreements since our initial public offering have been approved in accordance with the Conflict of Interests Policy contained in our second amended and restated certificate of incorporation.

The loss of key executives could have a material adverse affect on our business.

We are dependent on the efforts of our key executives; in particular: John P. Calamos, Sr., our chairman, chief executive officer and co-chief investment officer, and Nick P. Calamos, our president of investments and co-chief investment officer. These executives have been responsible for determining the strategic direction of our business, are integral to our brand and the positive business reputation we earned and, having overseen the management of all of our investment portfolios and the research teams responsible for each of our portfolio strategies, have been responsible for the historically strong long-term investment performance that allows us to compete successfully. Although we have employment agreements with John P. Calamos, Sr. and Nick P. Calamos, we cannot assure you that they will continue to act in their positions with us. The loss of the services of either of these key executives may have a material adverse affect on our business.

We depend on third-party distribution channels to market our investment products and access our client base.

The potential investor base for mutual funds and separate accounts is limited, and our ability to distribute mutual funds and access clients for separate accounts is highly dependent on access to the retail distribution systems and client bases of national and regional securities firms, banks, insurance companies, defined contribution plan administrators and other intermediaries, which generally offer competing internally and externally managed investment products. For open-end funds, such intermediaries are paid for their services to fund shareholders, in part, through Rule 12b-1 fees and/or upfront commission payments by us, for which we receive Rule 12b-1 payments in the future. Those future payments allow us to pay or help us recover payments to selling firms. Access to such distribution systems and client bases is substantially dependent upon our ability to charge Rule 12b-1 fees to our funds. Our institutional separate account business depends on referrals from consultants, financial planners and other professional advisors, as well as from our existing clients. We cannot assure you that these channels and client bases will continue to be accessible to us. The inability to have such access could have a material adverse affect on our assets under management and ultimately our earnings.

As of December 31, 2009, a majority of our assets under management were attributable to accounts that we accessed through third-party intermediaries. These intermediaries generally may terminate their relationships with us on short notice. While we continue to diversify and add new distribution channels for mutual funds and managed accounts and a significant portion of the growth in our assets under management in recent years has been accessed through intermediaries, the unprecedented market conditions have resulted in a consolidation of and elimination of some financial service companies. The loss of any of the distribution channels afforded by these intermediaries, and the inability to access clients through new distribution channels could decrease our assets under management and adversely affect our results of operations and growth potential. In addition, in the case of managed accounts offered through intermediaries to their customers, such intermediaries may reduce the fees that they remit to us as part of the arrangements they have with us. A substantial reduction in fees received from third-party intermediaries could have a material adverse affect on our business.

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

We cannot guarantee that our compensation methods will allow us to recruit and retain the required personnel we need. In particular, the use of equity compensation may be ineffective if the market price of our Class A common stock declines. Further, we may be required to increase compensation, which would decrease our net income. The inability to recruit and retain qualified personnel could affect our ability to provide an acceptable level of service to our existing or future clients, which could have a material adverse affect on our business.

We derive a substantial portion of our revenues from a limited number of our products.

As of December 31, 2009, 27% of our assets under management were concentrated in the Calamos Growth Fund and 34% of our investment management fees were attributable to that fund. As a result, our operating results are particularly exposed to the performance of that fund and our ability to minimize redemptions from and maintain assets under management in that fund. Further, given the size and prominence of the Growth Fund within our company, the performance of the Growth Fund may also indirectly affect the net purchases and redemptions in our other products, which in turn may negatively affect our operating results.

We are dependent on Calamos Holdings LLC to distribute cash to us in amounts sufficient to pay our tax liabilities and other expenses.

Our ownership in Calamos Holdings LLC is our primary asset and we have limited independent means of generating revenues. Calamos Holdings LLC is treated as a partnership for U.S. federal income tax purposes and, as such, is not itself subject to U.S. federal income tax. Instead, its taxable income is allocated on a pro rata basis to Calamos Asset Management, Inc., and the Calamos Interests. Accordingly, we incur income taxes on our proportionate share of any net taxable income of Calamos Holdings LLC, and also incur expenses related to our operations. As the sole manager, we caused and in the future intend to cause Calamos Holdings LLC to distribute cash to its members to the extent necessary to cover their tax liabilities, if any. To the extent we need funds to pay such taxes, or for any other purpose, and Calamos Holdings LLC is unable to provide such funds, it could have a material adverse affect on our business, financial condition or results of operations.

We intend to pay regular dividends to our stockholders, but our ability to do so is subject to the discretion of our board of directors and may be limited by our holding company structure and applicable provisions of Delaware law.

To date, we have paid a cash dividend each quarter and intend to continue to pay dividends on a quarterly basis. However, in the past we have reduced our dividend due to the affect of market conditions on our business. Our board of directors has and in the future may, in its discretion, decrease the level of dividends. Further, our board of directors has discretion to discontinue the payment of dividends entirely. The ability of Calamos Holdings LLC to make distributions is subject to its operating results, cash requirements and financial condition, the applicable laws of the State of Delaware (which may limit the amount of funds available for distribution to its members), its compliance with covenants and financial ratios related to distribution restrictions and, among other items, to existing or future indebtedness, including its existing senior unsecured notes, and its other agreements with third parties. If, as a consequence of these various limitations and restrictions, we are unable to generate sufficient distributions from our business, we may not be able to make or may have to reduce or eliminate the payment of dividends on our shares.

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

We require specialized technology to operate our business and would be adversely affected if this technology became inoperative or obsolete.

Our business is dependent on highly specialized technology to support our business functions, including: securities analysis, securities trading, portfolio management, customer service, accounting and internal financial processes and controls and regulatory compliance and reporting.

All of our technology systems are vulnerable to disability or failures due to hacking, viruses, natural disasters, power failures, acts of war or terrorism, and other causes. Some of our software is licensed from and supported by outside vendors upon whom we rely to prevent operating system failure. A suspension or termination of these licenses or the related support, upgrades and maintenance could cause system delays or interruption. Also, our back office and middle office operations have been or are in the process of being outsourced to third-party service providers who rely on technology systems as well. If our technology systems or our service providers systems were to fail and we were unable to recover in a timely way, we would be unable to fulfill critical business functions, which could lead to a loss of customers and could harm our reputation. Technological breakdown could also interfere with our ability to comply with financial reporting and other regulatory requirements, exposing us to disciplinary action and to liability to our customers.

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

We have developed our reputation through excellent client services, strong long-term risk-adjusted investment performance, comprehensive product offerings, superior distribution and a stalwart brand image. The Calamos name and brand are valuable assets and any damage to either could hamper our ability to attract and retain clients and employees, thereby having a material adverse affect on our revenues and net income. Risks to our reputation may range from regulatory issues to unsubstantiated accusations and managing such matters may be expensive, time-consuming and difficult.

Improper disclosure of personal data could result in liability and harm our reputation.

We and our service providers store and process personal client information. It is possible that the security controls, training and other processes over personal data may not prevent the improper disclosure of client information. Such disclosure could harm our reputation as well and subject us to liability, resulting in increased costs or loss of revenue.

The disparity in the voting rights among the classes of shares may have a potential adverse affect on the price of our Class A common stock.

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

We may sell additional shares of Class A common stock in subsequent public offerings. We also may issue additional shares of Class A common stock or convertible debt securities. As of December 31, 2009, we had 19,668,583 outstanding shares of Class A common stock.

The Calamos Interests own approximately 78.5% of Calamos Holdings LLC and our second amended and restated certificate of incorporation provides for the exchange of ownership interests in Calamos Holdings LLC (other than those held by us) for shares of our Class A common stock. Subject to certain selling restrictions, the Calamos Interests could from time to time and for any reason exchange their ownership interests in Calamos Holdings LLC for shares of our Class A common stock and sell any or all of those shares.

The Calamos Interests are party to a registration rights agreement with us. Under that agreement, the Calamos Interests have the right to require us to effect the registration of shares of our Class A common stock that the Calamos Interests could acquire upon conversion of their Class B common shares or exchange of their ownership interests in Calamos Holdings LLC.

We cannot predict the size of future issuances of our Class A common stock or the affect, if any, that future issuances and sales of shares of our Class A common stock, including by Calamos family members and their trusts, may have on the market price of our Class A common stock. Sales or distributions of substantial amounts of our Class A common stock (including shares issued in connection with an acquisition), or the perception that such sales could occur, may cause the market price of our Class A common stock to decline.

The Calamos Family Partners’ beneficial ownership of our Class B common stock, as well as anti-takeover provisions in our second amended and restated certificate of incorporation and bylaws, could discourage a change of control that our stockholders may favor, which could negatively affect our stock price.

Calamos Family Partners owns all the outstanding shares of our Class B common stock. As a result, the Calamos Interests are able to exercise control over all matters requiring the approval of our stockholders and would be able to prevent a change in control of our company. In addition, provisions in our second amended and restated certificate of incorporation and bylaws may make it more difficult and expensive for a third party to acquire control of us even if a change of control would be beneficial to the interests of our stockholders. For example, our second amended and restated certificate of incorporation authorizes the issuance of preferred stock that could be issued by our board of directors to thwart a takeover attempt. The market price of our Class A common stock could be adversely affected to the extent that the Calamos Interests’ control over us, as well as provisions of our second amended and restated certificate of incorporation and bylaws, discourage potential takeover attempts that our stockholders may favor.

If the Internal Revenue Service disallows all or any portion of the tax amortization deduction allocated to the company in association with the section 754 election made by Calamos Holdings LLC, such action could have a material adverse affect on our business.

Calamos Holdings LLC made an election under section 754 of the Internal Revenue Code of 1986, as amended (a “section 754 election”). As a result of the section 754 election, Calamos Holdings LLC increased the company’s proportionate share of the tax basis of the assets of Calamos Holdings LLC to reflect the purchase price paid by the company for its interest in Calamos Holdings LLC. For federal income tax purposes, Calamos Holdings LLC is treated as a partnership and, based upon a third-party valuation, its primary intangible assets include investment management contracts and distribution agreements. Based on an opinion of counsel, these types of customer-based intangibles should be amortizable intangibles for federal income tax purposes. Therefore, Calamos Holdings LLC allocated increased tax amortization deductions to the company, which reduced the company’s share of taxable income. However, if the Internal Revenue Service were to disallow all or any portion of the tax amortization deductions allocated to the company, based on the valuation or allocation or purchase price related to the section 754 election, such action could have a material adverse affect on our business. The Internal Revenue Service completed its audit of Calamos Holdings LLC for its 2004 through 2006 tax years and has proposed certain unrelated adjustments. Such adjustments do not relate to the section 754 election and we anticipate that the audit and the 2004 through 2006 tax years will ultimately be closed without an adjustment to the election.

The inability for Calamos Holdings LLC to maintain compliance with its financial covenants could have a material adverse affect on our company.

Calamos Holdings LLC currently has $125 million of aggregate principal amount of senior unsecured notes outstanding. Note purchase agreements between Calamos Holdings LLC and its note holders govern the terms of the unsecured notes. Under these agreements, Calamos Holdings LLC must maintain certain consolidated net worth, leverage and interest coverage ratios. The note purchase agreements also contain other covenants that, among other provisions, restrict the ability of Calamos Holdings LLC’s subsidiaries to incur debt and restrict the ability of Calamos Holdings LLC or its subsidiaries to make distributions, create liens and to merge or to consolidate, or sell or convey all or substantially all of Calamos Holdings LLC’s assets. The inability of Calamos Holdings LLC to maintain compliance with any of its financial covenants could lead to an event of default and result in various remedies to the note holders including the acceleration of all the notes outstanding and the payment of a make whole amount. In such an event, our liquidity and results from operations would be negatively impacted.

Significant changes in market conditions and the economy may require a modification to our business plan.

Our revenues are primarily driven by assets under management and declines in the financial markets will directly and negatively affect our investment advisory fee revenues as well as our non-operating income and net income. As such, significant changes in market conditions and the economy may require a modification to our business plan. Modification to our business plan may include: the reopening or elimination of product offerings, programs or efforts, realignment of sales and marketing resources to adapt to changing market demand and the changing competitive landscape, and the implementation of expense control measures, inclusive of staff reductions, to streamline our infrastructure and reduce capital expenditures. Independent of market conditions, we also may modify our business plan, affecting our revenues and net income.

Our investment income may be negatively affected by fluctuation in our corporate investment portfolio resulting in a material adverse affect on our company.

A substantial portion of our assets are invested in Calamos products which are subject to market risk. Prior to the use of derivatives, our non-operating investment income was more susceptible to a decline by the: realization of losses upon disposition of corporate investments (as occurred in 2008), performance of corporate investments, market conditions and interest rates. Fluctuations in investment income are expected to occur in the future but to a lesser magnitude with the use of derivatives. Tangentially, our capital loss carry forwards resulting from losses generated from the sale of investment securities provide deferred tax assets, which are intangible assets with realization dependent on positive performance of our corporate investment portfolio. If market conditions deteriorate and securities valuations are depressed for prolonged periods of time, the recoverability of these deferred tax assets may be adversely affected and become impaired. The occurrence of an impairment may require a material non-cash charge to our earnings.

As our business expands globally, foreign currency fluctuations may result in an adverse affect on the income of our company.

We transact business in several foreign countries and have a global operation in the United Kingdom. Our revenues from our global business may be realized in U.S. dollars or foreign currency. Currently we do not believe that foreign currency fluctuations materially affect our income however this may change in the future as we expand globally.

Insurance coverage may be inadequate or not cover legal and regulatory proceedings.

In addition to civil litigation and arbitration, we are subject to regulatory inquiries and examinations which could result in substantial penalties and awards against us if the outcome is adverse. These types of proceedings have increased in the financial services industry and there does not appear to be any immediate reversal. We maintain insurance coverage in amounts and terms we believe appropriate for such matters although we cannot be certain that there will be adequate coverage, if at all; nor can we be certain that coverage will always be available. Finally, insurance premiums may rise for substantially the same coverage amounts and terms which will result in higher expenses and reduce our net income.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal executive offices are located at 2020 Calamos Court, Naperville, Illinois 60563, where we occupy approximately 153,000 square feet of space under lease agreements with subsidiaries of Calamos Property Holdings LLC, which is owned by the stockholders of Calamos Family Partners, Inc. We have approximately 56,000 square feet of additional office space at different locations in Naperville, Illinois under separate lease agreements with subsidiaries of Calamos Property Holdings LLC.

Item 3.	Legal Proceedings

In the normal course of business, we may be subject to various legal proceedings from time to time. Currently, there are no material legal proceedings pending against us.

Item 4.

[Reserved]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A common stock ($0.01 par value) trades on the NASDAQ Global Select Market under the symbol “CLMS.” There is no public market for our Class B common stock ($0.01 par value).

The high and low trade price information for Class A common stock and dividends per share for each class of common stock for 2009 and 2008 were:

	Market Price Range				Cash Dividends
	2009		2008		per Share
	High	Low	High	Low	2009	2008

First Quarter	$8.26	$2.74	$29.67	$14.46	$0.055	$0.11
Second Quarter	$15.47	$4.53	$23.28	$14.69	$0.055	$0.11
Third Quarter	$15.01	$10.75	$24.00	$13.13	$0.055	$0.11
Fourth Quarter	$14.32	$9.90	$19.43	$2.55	$0.055	$0.055

On March 1, 2010, there were approximately 59 holders of record of our outstanding Class A common stock and one holder of record of our outstanding Class B common stock. Shares of our Class A common stock are primarily held in “street name” through various brokers.

Calamos Asset Management, Inc. expects to declare and pay quarterly cash dividends during 2010.

Equity Compensation Plan Information
As of December 31, 2009

Number of Securities
Remaining Available
for Future Issuance
	Number of Securities	Weighted-Average	Under Equity
	to be Issued Upon	Exercise Price of	Compensation Plans
	Exercise of	Outstanding	(Excluding
	Outstanding Options,	Options, Warrants	Securities Reflected
	Warrants and Rights	and Rights	in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders:
Stock options	2,470,281	$23.08	N/A	(1)
Restricted stock units	1,519,661	—	N/A	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	3,989,942	$14.29	5,095,313	(1)

(1)	A combined total of 10,000,000 shares of Calamos Asset Management, Inc.’s Class A common stock may be issued under its incentive compensation plan. During the twelve months ended December 31, 2009, 2008 and 2007, 203,693 shares, 246,204 shares and 231,249 shares, respectively, were exercised.

The following graph compares the percentage change in cumulative shareholder return on the company’s common stock with the Standard & Poor’s 500 Index and SNL Asset Manager Index since December 31, 2004 (assuming a $100 investment on December 31, 2004, and the reinvestment of any dividends).

Performance Graph

Total Return Performance

	Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Calamos Asset Management, Inc.	100.00	117.73	101.63	114.67	29.19	46.49

SNL Asset Manager	100.00	127.18	147.49	167.89	79.79	129.44

S&P 500	100.00	104.91	121.48	128.16	80.74	102.11

Other Information

Calamos Asset Management, Inc. (CAM) is comprised of two groups of assets: a) CAM’s 21.5% ownership interest in Calamos Holdings LLC and b) a group of assets wholly-owned by CAM, principally comprised of cash and deferred tax assets with a combined book value of $107.8 million. Because CAM controls the operations of Calamos Holdings LLC, CAM presents their entire operations with its own in the consolidated financial statements. The Calamos Interests’ 78.5% interest in Calamos Holdings LLC is presented as non-controlling interest in the consolidated financial statements. Prior to March 1, 2009, in addition to the approximately 20 million basic Class A common shares, we added 77 million shares to reflect the Calamos Interests’ 78.5% ownership in Calamos Holdings LLC to the weighted average diluted shares outstanding and this diluted share count provided a reasonable proxy for determining the market capitalization of the fully consolidated company.

Effective March 1, 2009, CAM de-unitized its ownership structure and as a result, the Calamos Interests’ ownership in Calamos Holdings LLC is no longer reflected in the diluted share count. Therefore, the determination of the market capitalization of the fully consolidated business cannot be easily determined by the product of share price and weighted average shares. There is a divergence within the financial community on how to calculate CAM’s market capitalization with some basing it solely on the outstanding float of CAM’s stock while others gross-up this amount by CAM’s 21.5% ownership in Calamos Holdings LLC to estimate the market capitalization of the fully consolidated business. The following illustration and accompanying table highlight the uniqueness of CAM’s ownership structure in determining the fully consolidated market capitalization. This illustration is based on the closing price of CAM’s Class A common stock of $11.52 on December 31, 2009.

As previously stated, in addition to the approximate 21.5% ownership in Calamos Holdings LLC, CAM owns certain assets that are wholly-owned by its Class A common shareholders. These assets include cash equivalents and current income tax receivables with a book value of $21.5 million, which approximates fair value, as well as net deferred tax assets with a book value of $86.3 million. The most significant deferred tax asset relates to an election made under section 754 of the Internal Revenue Code following CAM’s initial public offering that expires in 2019, which allows CAM to reduce future income tax payments by approximately $8.3 million annually. The net present value of the net deferred tax assets would be approximately $52.3 million if a hypothetical 12% cost of capital were applied over the remaining life of the assets. Using this assumption, these independently owned assets would collectively have a discounted value of approximately $73.8 million, or $3.75 per share. Assuming CAM’s stock price fully reflects the discounted value of the wholly-owned assets of $3.75 per share, the remaining stock price of $7.77 would be attributed to the 21.5% ownership interest in Calamos Holdings LLC.

With these assumptions, the market capitalization associated with CAM’s ownership in Calamos Holdings LLC can be determined by multiplying the share price attributable to Calamos Holdings LLC ($7.77) by the shares outstanding (19.7 million) to yield a market capitalization of $152.8 million. This result, however, must be divided by CAM’s 21.5% ownership of Calamos Holdings LLC to determine the total implied market capitalization of Calamos Holdings LLC of $710.8 million. By adding the discounted value of CAM’s wholly-owned assets ($73.8 million) to the fully consolidated market capitalization of Holdings, the fully consolidated market capitalization would be approximately $784.6 million.

The above example assumes that CAM’s stock price reflects the entire discounted value of the wholly-owned assets. If, however, no value were assigned to the wholly-owned assets, the fully consolidated market capitalization would be estimated at $1.1 billion as presented in the table below.

The following calculations summarize two ends of the spectrum in determining the fully consolidated market capitalization as described above: no recognition of value attributable to Calamos Asset Management, Inc.’s wholly-owned assets and full recognition of the discounted value of these assets.

	No Recognition of CAM’s		100% Recognition of CAM’s
	Wholly-Owned Assets		Wholly-Owned Assets
	Ownership in	Wholly-Owned	Ownership in	Wholly-Owned
(in thousands, except share data)	Holdings	Assets	Holdings	Assets

Divide:
Discounted value of CAM’s wholly-owned assets		—		$73,757
Class A shares outstanding at December 31, 2009		19,668,583		19,668,583

Discounted value per share of CAM’s wholly-owned assets		—		$3.75
Multiply:
Share price attributed to assets	$11.52	—	$7.77	$3.75
Class A shares outstanding at December 31, 2009	19,668,583	19,668,583	19,668,583	19,668,583

Market capitalization of outstanding shares	$226,582	—	$152,825	$73,757
Divide by:
Calamos Asset Management, Inc.’s percentage ownership	21.5%	100%	21.5%	100%
Market capitalization associated with CAM’s assets	$1,053,870	—	$710,813	$73,757

Fully consolidated market capitalization	$1,053,870		$784,571

Item 6.	Selected Financial Data

The following tables set forth our selected historical consolidated financial and other data for each of the five years in the period ended December 31, 2009. These tables should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the historical consolidated financial statements and related notes, all included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
(in thousands, except share data)	2009	2008	2007	2006	2005

Income Statement Data:
Revenues
Investment management fees	$200,790	$274,174	$325,395	$329,383	$284,951
Distribution and underwriting fees	78,430	114,023	143,994	151,760	129,250
Other	2,518	3,392	4,088	4,029	3,366

Total revenues	281,738	391,589	473,477	485,172	417,567

Operating expenses
Employee compensation and benefits	67,413	74,483	91,039	73,382	61,029
Distribution and underwriting expenses	59,491	84,884	104,227	100,935	79,446
Amortization of deferred sales commissions	12,201	23,417	27,249	32,924	31,431
Marketing and sales promotion	10,762	11,908	40,833	15,631	14,738
General and administrative	33,813	37,800	37,036	31,272	24,829

Total operating expenses	183,680	232,492	300,384	254,144	211,473

Operating income	98,058	159,097	173,093	231,028	206,094
Non-operating income (loss)	(4,910)	(364,055)	31,499	12,407	10,922

Income (loss) before income tax provision (benefit)	93,148	(204,958)	204,592	243,435	217,016
Income tax provision (benefit)	7,879	(3,787)	18,666	22,770	19,624

Net income (loss)	85,269	(201,171)	185,926	220,665	197,392

Net (income) loss attributable to non-controlling interest in partnership investments	(336)	72,156	(1,598)	(26)	(5,161)
Net (income) loss attributable to non-controlling interest in Calamos Holdings LLC	(72,509)	104,494	(156,583)	(186,631)	(163,009)

Net income (loss) attributable to Calamos Asset Management, Inc.	$12,424	$(24,521)	$27,745	$34,008	$29,222

Earnings (loss) per share:
Basic	$0.63	$(1.24)	$1.24	$1.47	$1.27
Diluted(1)	$0.62	$(1.24)	$1.22	$1.45	$1.26
Weighted average shares outstanding
Basic	19,626,233	19,752,972	22,297,170	23,161,998	23,000,100
Diluted(1)	19,954,124	97,449,228	99,760,872	100,805,030	100,625,824

	As of December 31,
	2009	2008	2007	2006	2005

Balance Sheet Data (in thousands):
Cash and cash equivalents	$145,431	$59,425	$108,441	$328,841	$210,469
Investment securities	207,886	173,155	535,476	142,675	128,265
Partnership investments and offshore funds	37,549	28,471	353,004	86,846	79,662
Total assets	557,078	475,873	1,217,672	791,788	665,309
Long-term debt	125,000	125,000	525,000	150,000	150,000
Total liabilities	177,252	164,826	602,553	208,848	205,292
Calamos Asset Management, Inc. stockholders’ equity	165,314	150,773	213,737	214,577	186,134
Non-controlling interests	214,512	160,274	401,382	368,363	273,883
Total stockholders’ equity	379,826	311,047	615,119	582,940	460,017
Assets Under Management (in millions):
Mutual funds	24,480	17,498	34,835	33,704	32,244
Separate accounts	8,234	6,542	11,373	11,021	11,561

Total assets under management	$32,714	$24,040	$46,208	$44,725	$43,805

(1)	Diluted shares outstanding for the periods 2005 through 2008 are calculated (a) assuming the Calamos Interests exchanged all of their membership units in Calamos Holdings LLC for shares of Calamos Asset Management, Inc.’s Class A common stock on a one-for-one basis and (b) including the effect of outstanding restricted stock unit and options awards. Because the company generated a loss in 2008, diluted per share results equal basic per share results as the economic impact of the Calamos Interest’s exchange and effect for the stock based compensation results in anti-dilution. In 2009, the ownership structure was de-unitized and the exchange, described above, is now based on a fair value approach which results in the same or fewer shares of Class A common stock being issued at the time of exchange. The effects of the exchange are anti-dilutive and are therefore excluded from the calculation of diluted weighted average shares outstanding for 2009.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

We provide investment advisory services to institutions and individuals, managing $32.7 billion in client assets at December 31, 2009 through a variety of investment products designed to suit their investment needs.

Assets Under Management

Our operating results fluctuate primarily due to changes in the total value and composition of our assets under management and with our ability to manage variable expenses. The following table details our assets under management, based on the four types of investment product types we offer in the mutual fund and separate account categories, at December 31, 2009, 2008 and 2007.

(in millions)	2009	2008	2007

Mutual Funds
Open-end funds	$19,531	$13,594	$27,434
Closed-end funds	4,949	3,904	7,401

Total mutual funds	24,480	17,498	34,835

Separate Accounts
Institutional accounts	4,619	3,483	5,193
Managed accounts	3,615	3,059	6,180
Total separate accounts	8,234	6,542	11,373

Total assets under management	$32,714	$24,040	$46,208

In order to increase our assets under management and expand our business, we must develop and market investment products and strategies that suit the investment needs of our target clients — investors seeking superior risk-adjusted returns over the long term. The value and composition of our assets under management and our ability to continue to attract and retain clients will depend on a variety of factors, including, among others:

•	purchases and redemptions of shares of the open-end funds and other investment products;

•	the amount of non-reinvested capital gain and income distributions;

•	fluctuations in the global financial markets that result in appreciation or depreciation of assets under management;

•	the use of leverage within the closed-end funds;

•	our ability to educate our target clients about our investment philosophy and provide them with best-in-class service;

•	the relative investment performance and volatility of our investment products as compared to competing offerings and market indices;

•	competitive conditions in the mutual fund, asset management and broader financial services sectors;

•	investor sentiment and confidence; and

•	our introduction of new investment strategies and products, and our decision to close strategies when deemed in the best interests of our clients.

Investment Products

Mutual Funds

Mutual funds include registered open-end funds and registered closed-end funds.

Open-End Funds.  Open-end funds are continually offered and are not listed on an exchange. Open-end funds issue new shares for purchase and redeem shares from those shareholders who sell. The share price for purchases and redemptions of open-end funds is determined by each fund’s net asset value, which is calculated at the end of each business day. Assets under management in open-end funds vary as a result of both market appreciation and depreciation and the level of new purchases or redemptions of shares of a fund. Investment management fees, including performance-based fees, are our principal source of revenue from open-end mutual funds and are primarily derived from assets under management. We offer several share classes in each open-end fund to provide investors with alternatives to pay for commissions, distribution and service fees. Since 2007 our open-end funds have included our Dublin, Ireland- based Calamos Global Funds PLC, also referred to as Offshore Funds.

Closed-End Funds.  Closed-end funds typically sell a finite number of shares to investors through underwritten public offerings. After the public offerings, investors buy closed-end fund shares from, and sell those shares to, other investors through an exchange or broker-dealer market. All of the closed-end funds that we manage currently use leverage which increases their total assets. Assets under management in closed-end funds vary due to the amount of assets raised in underwritten public offerings, the amount of leverage utilized and market appreciation or depreciation. Our revenues from closed-end funds are derived from the investment management fees on the assets that we manage. In addition, in a typical underwritten public offering, investors are charged a 4.5% commission by the selling firms. We do not receive or pay commissions in connection with sales of closed-end fund shares, although we may pay asset-based distribution and service fees, as well as one-time distribution and service fees to underwriters for underwriting public offerings of closed-end funds.

Separate Accounts

Separate accounts include institutional accounts and managed accounts for high net worth investors. Fund flows into and out of such accounts, which we refer to as purchases and redemptions, affect our level of assets under management. Assets under management from these accounts also vary as a result of market appreciation and depreciation. Our revenues from separate accounts are derived from investment management fees that we charge, including performance-based fees where applicable. Provided below is a brief differentiation of these accounts:

•	Institutional accounts are separately managed accounts for institutional investors, such as public and private pension funds, public funds, endowment funds and private investment funds. Institutional accounts also include sub-advised portfolios, such as registered investment companies, where we act as investment advisor but for which we have no distribution responsibilities. Institutional accounts are typically offered directly by us through institutional consultants and through national and regional broker-dealers.

•	Managed accounts are separately managed accounts for high net worth investors offered primarily through national and regional broker-dealers.

Revenues

Our revenues are substantially comprised of investment management fees earned under contracts with the mutual funds and separate accounts managed by us. The distribution of assets under management among our investment products also will have an impact on our investment management fees, as some products carry different fees than others. Investment management fees may fluctuate based on a number of factors, including the following:

•	total value and composition of our assets under management;

•	the amount of non-reinvested capital gain and income distributions;

•	market appreciation or depreciation;

•	the use of leverage within our products;

•	relative investment performance and volatility of our investment products and strategies compared to benchmarks and competitors;

•	level of net purchases and redemptions, which represent the sum of new client assets, additional funding from existing clients, withdrawals of assets from and termination of client accounts, and purchases and redemptions of mutual fund shares;

•	a determination by the independent trustees of the mutual funds to terminate or significantly alter the funds’ investment management agreements with us; and

•	increased competition.

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

Investment Management Fees

Investment management fees that we receive from mutual funds for which we act as investment advisor are computed monthly on an average daily net asset value basis. Investment management fees that we earn on separate accounts for which we act as investment advisor are generally computed quarterly, either in advance or in arrears, based on the assets under management at the beginning or end of the quarterly period. We recognize the revenues derived from these fees over the period during which we render investment advisory services.

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

Operating Expenses

Our operating expenses consist of employee compensation and benefits, distribution and underwriting expenses, amortization of deferred sales commissions, marketing and sales promotion expenses, and general and administrative expenses. These expenses fluctuate due to a number of factors, including but not limited to, the following:

•	variations in the level of total compensation expense due to, among other things, incentive compensation, changes in our employee count and mix, and competitive factors;

•	changes in distribution and underwriting expense and amortization of the deferred sales commissions as a result of fluctuations in mutual fund sales and level of redemptions;

•	market appreciation or depreciation of assets under management which will directly impact distribution and underwriting expenses;

•	the amount of Rule 12b-1 distribution and/or service fees that we receive, as well as our continued ability to receive those fees in the future, which would affect the amortization expenses associated with the receipt of these fees;

•	changes in the level of our marketing and promotion expenses in response to market conditions, including our efforts to further penetrate our existing distribution channels; and

•	expenses and capital costs, such as technology assets, professional services, depreciation, and research and development, incurred to maintain and enhance our administrative and operating services infrastructure.

We have and will continue to adjust the level of expenses relative to business income and seek opportunities to implement a more variable cost structure.

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

Amortization of Deferred Sales Commissions

As discussed above, we pay commissions to selling firms upon the sale of Class B and C shares of open-end funds. As we pay these commissions, we create a deferred sales commission asset on our balance sheet. We amortize these assets over either the average remaining lives of the assets or the period in which we receive related asset-based distribution and/or service fees pursuant to Rule 12b-1 plans. Amortization expenses generally offset the Rule 12b-1 fees we receive from the funds’ shareholders over this same period. In addition, because Rule 12b-1 fees cease upon the redemption of open-end fund shares, amortization expenses are accelerated when shares are redeemed, resulting in a reduction of the deferred sales commission asset.

Because we discontinued the sale of Class B shares during 2009, the deferred sales commission assets related to these shares are no longer being replenished by new sales. In conjunction with this decision, we evaluated the estimated remaining lives on the portion of the deferred sales commission assets related to Class B mutual fund shares and, as a result, extended the expected lives of these assets. The impact of this change reduced amortization expense for the year ended December 31, 2009.

Other Operating Expenses

Other operating expenses include marketing and sales promotion expenses and general and administrative expenses. Marketing and sales promotion expenses generally vary based on the type and level of marketing, educational, sales or other programs in operation and include closed-end fund marketing costs and ongoing and one-time payments to broker-dealers. In addition, as the open-end mutual funds that we manage have grown in size and recognition over time and in normal circumstances, we have become subject to supplemental compensation payments to third-party selling agents, which are a component of marketing and sales promotion expense. We expect supplemental compensation payments to fluctuate with changes in assets under management. In connection with closed-end funds, we make fee payments to certain underwriters for distribution, consulting and/or support services rendered during or after the offering period of each closed-end fund. These fees are based on contractual agreements with underwriting firms and may be paid over time based on the average daily net assets of such funds or at the close of the offering period based on the amount of assets raised during the offering.

General and administrative expenses primarily include occupancy-related costs, depreciation and professional and business services. These expenses generally increase and decrease in relative proportion to the number of employees retained by us and the overall size and scale of our business operations. We continue to explore ways to make these costs more variable, such as outsourcing our middle and back-office functions.

Impact of Distribution and Underwriting Activities

In order to gather assets under management, we engage in distribution and underwriting activities, principally with respect to our family of open-end mutual funds. Generally accepted accounting principles require that we present distribution fees earned by us as revenues and distribution fees paid to selling firms and the amortization of deferred sales commissions as expenses in the consolidated statements of operations. However, when analyzing our business, we consider the result of these distribution activities as a net amount of revenue as they are typically a result of a single open-end mutual fund share purchase. Hence, the result of presenting this information in accordance with generally accepted accounting principles is a reduction to our overall operating margin, as the margin on distribution activities is generally lower than the margins on our core investment management business. The following table summarizes the net distribution fee margin for the years ended December 31, 2009 and 2008:

(in thousands)	2009	2008

Distribution and underwriting fees	$78,430	$114,023
Distribution and underwriting expense	(59,491)	(84,884)
Amortization of deferred sales commissions	(12,201)	(23,417)

Net distribution fees	$6,738	$5,722

Net distribution fee margin	9%	5%

Net distribution fee margin varies by share class because each share class has different distribution and underwriting activities, which are described below.

Class A shares represented $16.3 billion of our assets under management as of December 31, 2009. These shares provide for a front-end sales charge at the time of investment. The sales charge is equal to a maximum of 4.75% of the amount invested. We retain an underwriting fee representing a portion of this sales charge and pay any remaining amounts to the selling firm. We retained underwriting fees of $1.6 million for the year ended December 31, 2009. We receive Rule 12b-1 distribution and service fees on Class A shares at a rate of 0.25%

of Class A share assets under management and record these fees as distribution and underwriting fee revenue. These fees are generally offset by a 0.25% fee paid to third-party selling agents that is recorded as a distribution expense. For the year ended December 31, 2009, we received Class A share Rule 12b-1 fees of $23.2 million. For the same period, we made Class A share Rule 12b-1 payments to selling firms of $22.1 million.

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

Class B shares represented $1.2 billion of our assets under management as of December 31, 2009. During the second quarter of 2009 we discontinued the sale of Class B open-end mutual funds. Prior to us closing this share class to new sales, investors in Class B shares did not pay a sales charge at the time of investment; instead, we paid an upfront commission equal to 4.0% of the amount invested directly to the selling firm when the investment is made. This advanced payment was capitalized as a deferred sales commission asset when paid and is amortized on a straight-line basis over eight years unless a redemption occurs at which time we write-off the remaining asset by increasing amortization expense. For the year ended December 31, 2009, we made Class B share commission payments to selling firms of $1.0 million. If the investor redeems shares within the first six years of investment, we receive a contingent deferred sales charge of between 5.0% (during the first year) declining to 1.0% (during the sixth year) of the lesser of the redemption price or purchase price. For the year ended December 31, 2009, we received Class B share contingent deferred sales charge payments of $2.6 million.

We receive Rule 12b-1 fees on Class B shares at the rate of 1.0% of Class B share assets under management (consisting of a 0.75% distribution fee and a 0.25% service fee) and record these fees as distribution and underwriting fee revenue. We make Rule 12b-1 service fee payments to the selling firm at a rate of 0.25% of Class B share assets under management and record these payments as a distribution expense. We retain a 0.75% distribution fee to help us recover the upfront commissions that we paid to the selling firm. Rule 12b-1 payments continue for eight years, at which point Class B shares automatically convert into Class A shares. For the year ended December 31, 2009, we received Class B share Rule 12b-1 fees of $11.6 million. For the same period, we made Class B share Rule 12b-1 payments to selling firms of $2.9 million.

The net distribution fee margin that we earn on Class B shares is primarily the result of the difference between the annual 0.75% distribution fee revenue that we receive on the average Class B share assets under management and the amortization of the 4.0% upfront commission over the life of the asset. This differential creates a component of net distribution fee margin unique to Class B shares that will remain constant before giving consideration to redemption activity or market appreciation or depreciation. Further, the net distribution fee margin on Class B shares fluctuates due to the appreciation or depreciation of the underlying assets.

Class C shares represented $4.5 billion of our assets under management as of December 31, 2009. Investors in Class C shares do not pay a sales charge at the time of investment; instead, we pay an upfront commission equal to 1.0% of the amount invested directly to the selling firm when the investment is made. This advanced payment is capitalized as a deferred sales commission asset when paid and is amortized on a straight-line basis over 12 months. For the year ended December 31, 2009, we made commission payments to selling firms of $5.5 million. If the investor redeems Class C shares within one year of investment, we receive from the proceeds of the sale a contingent deferred sales charge payment equal to 1.0% of the lesser of the redemption price or purchase price. For the year ended December 31, 2009, we received Class C share contingent deferred sales charge payments of $0.5 million.

We receive Rule 12b-1 fees on Class C shares at the rate of 1.0% of Class C share assets under management (consisting of a 0.75% distribution fee and a 0.25% service fee) and record these fees as distribution and underwriting fee revenue. We make Class C share Rule 12b-1 distribution and service fee payments to the selling firm beginning in the second year following the sale at the rate of 1.0% of Class C share assets under management and record these payments as a distribution expense. For the year ended December 31, 2009 we received Class C share 12b-1 fees of $38.8 million. For the same period, we made Class C share Rule 12b-1 payments to selling firms of $34.1 million.

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

Class I shares represented $2.4 billion of our assets under management as of December 31, 2009. These shares do not provide for a front-end sales charge or Rule 12b-1 fees and are generally offered to individual and institutional investors making initial investments of $1 million or more; therefore, no distribution fee margin exists for this share class.

Class R shares were introduced in the first quarter of 2007 for purchase through certain tax-exempt retirement plans held in plan level or omnibus accounts and represented $14.6 million of our assets under management as of December 31, 2009. Investors in Class R shares do not pay a front-end sales charge at the time of investment. We receive Rule 12b-1 fees on Class R shares at a rate of 0.50% of Class R share assets under management and record these fees as distribution and underwriting fee revenue. These fees are generally offset by a 0.50% fee paid to third party selling agents that is recorded as a distribution expense. For the year ended December 31, 2009, the Class R share 12b-1 fees that we received and the Class R share Rule 12b-1 payments that we made to selling firms were insignificant.

Class X shares represented $52.2 million of our assets under management as of December 31, 2009. These shares do not provide for a front-end sales charge or Rule 12b-1 fees and are generally offered to individual and institutional investors making initial investments of $10 million or more; therefore, no distribution fee margin exists for this share class. Currently, these shares are available only through our Offshore Funds to foreign investors.

The net distribution fee margin varies by share class so the mix of Class A, Class B, Class C and Class R share sales and assets affects the overall net distribution fee margin. For 2009, the Class B share margin is significantly greater than the Class A, Class C and Class R shares due to the reduction in amortization expense associated with the change in the estimated remaining lives of the Class B deferred sales commissions. The reduction in amortization contributed to the increased net distribution margin year over year. We expect this increase to be temporary as the age of the assets under management increases and as the Class C shares, with lower margins, continue to represent a larger percentage of our asset base.

Non-operating Income (Loss)

Non-operating income (loss) primarily represents net investment gains or losses from a portion of our investment portfolio and from the limited partnerships that we consolidate, net of non-controlling interest in those partnerships. Capital gain distributions, dividends and net interest income or expense are also reported as components of non-operating income (loss). We expect to continue to invest a portion of our operating cash flow into investment securities, thus the impact of non-operating income (loss) will continue to be meaningful in future periods. For more information, see “Liquidity and Capital Resources.”

Non-controlling Interest

Non-controlling Interest in Calamos Holdings LLC

As sole manager of Calamos Holdings LLC, we consolidate the financial results of Calamos Holdings LLC with our own results. In light of Calamos Family Partners, Inc. and John P. Calamos, Sr.’s collective ownership of 78.5% and 78.7% in Calamos Holdings LLC as of December 31, 2009 and 2008, respectively, we reflect their ownership as a non-controlling interest in our consolidated statements of financial condition, operations and changes in stockholders’ equity. As a result, outstanding shares of our Class A common stock represent 21.5% and 21.3% of the ownership of Calamos Holdings LLC for the years ended December 31, 2009 and 2008, respectively.

Non-controlling interest in Calamos Holdings LLC is derived by multiplying the historical equity of Calamos Holdings LLC by Calamos Family Partners, Inc. and John P. Calamos, Sr.’s collective ownership percentage for the periods presented. Issuances and repurchases of our Class A common stock may result in changes to Calamos Asset Management, Inc.’s ownership percentage and to the non-controlling interests’ ownership percentage of Calamos Holdings LLC. The corresponding changes in ownership are reflected in the consolidated statements of changes in stockholders’ equity.

Income is allocated to non-controlling interests based on the average ownership interest during the period in which the income is earned. As a result, our income (loss) before income tax provision (benefit), excluding Calamos Family Partners, Inc. and John P. Calamos, Sr.’s non-controlling interest, represent 21.5% and 21.3% of Calamos Holdings LLC’s net income for the years ended December 31, 2009 and 2008, respectively. Income (loss) before income tax provision (benefit) includes investment and dividend income earned on cash and cash equivalents and investments held solely by Calamos Asset Management, Inc. during the same period. This investment income is not reduced by any non-controlling interest; therefore, the resulting non-controlling interest is less than 78.5% and 78.7% for the years ended December 31, 2009 and 2008, respectively.

Non-controlling Interest in Partnership Investments and Offshore Funds

Calamos Partners LLC is the general partner of Calamos Market Neutral Opportunities Fund LP, a private investment partnership comprised of highly liquid marketable securities. At December 31, 2009, we and our affiliates had 91.5% and 2.8% interests in Calamos Market Neutral Opportunities Fund LP (94.3% combined). At December 31, 2008, we and our affiliates had 91.2% and 2.8% interests in Calamos Market Neutral Opportunities Fund LP (94.2% combined). Calamos Partners LLC was also the general partner of Calamos Equity Opportunities Fund LP, a private investment partnership, until the partnership was liquidated during the second quarter of 2008. We consolidated the financial results of these partnerships into our results. The combined interests of the investments in these partnerships not owned by us are presented as non-controlling interest in partnership investments in our consolidated financial statements.

In the fourth quarter of 2007, we established Calamos Global Funds PLC, which is comprised of four Ireland-based offshore mutual funds. Until December 2008, we owned a majority of the Offshore Funds and consolidated its results into ours. However, we no longer own a majority of the Offshore Funds, and therefore, we no longer consolidate the financial results of the Offshore Funds into our results. At December 31, 2009 and 2008, we had 26.2% and 30.1% interests in the Offshore Funds, respectively.

As we launch new products, we and our affiliates may invest in these entities, which may require the consolidation of these entities into our results as well. We expect the consolidation of these new entities to be temporary until new customers invest in the products and our resulting ownership percentage decreases.

Income Taxes

For the years ended December 31, 2009, 2008 and 2007, our effective tax rate was 37.8%, 37.3% and 40.2%, respectively. The 2008 tax rate does not give effect to the one-time charge to income resulting from the revaluation of our net deferred tax asset to reflect the decrease in our Illinois statutory tax rate.

Operating Results

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Assets Under Management

Assets under management increased by $8.7 billion, or 36%, to $32.7 billion at December 31, 2009 from $24.0 billion at December 31, 2008. Average assets under management decreased by $9.7 billion, or 26%, to $27.4 billion for the year ended December 31, 2009 from $37.1 billion for the year ended December 31, 2008. At

December 31, 2009 and 2008, our assets under management consisted of 75% and 73% mutual funds and 25% and 27% institutional and managed accounts, respectively.

	Year Ended
	December 31,		Change
(in millions)	2009	2008	Amount	Percent

Mutual Funds
Beginning assets under management	$17,498	$34,835	$(17,337)	(50)%
Net purchases (redemptions)	527	(3,859)	4,386	*
Market appreciation (depreciation)	6,455	(13,478)	19,933	*

Ending assets under management	24,480	17,498	6,982	40

Average assets under management	20,248	27,569	(7,321)	(27)

Institutional and Managed Accounts
Beginning assets under management	6,542	11,373	(4,831)	(42)
Net redemptions	(638)	(661)	23	3
Market appreciation (depreciation)	2,330	(4,170)	6,500	*

Ending assets under management	8,234	6,542	1,692	26

Average assets under management	7,111	9,497	(2,386)	(25)

Total Assets Under Management
Beginning assets under management	24,040	46,208	(22,168)	(48)
Net redemptions	(111)	(4,520)	4,409	98
Market appreciation (depreciation)	8,785	(17,648)	26,433	*

Ending assets under management	32,714	24,040	8,674	36

Average assets under management	$27,359	$37,066	$(9,707)	(26)%

*	Not meaningful.

Mutual fund net purchases were $0.5 billion in 2009, a favorable change of $4.4 billion from $3.9 billion of net redemptions in 2008. Market appreciation was $6.5 billion in 2009 compared to $13.5 billion in depreciation for 2008 reflecting the positive changes in market conditions in 2009 versus 2008.

Our open-end funds had $0.5 billion of net purchases during 2009. In the fourth quarter of 2008, we re-opened our Convertible Fund for the first time since 2003. Immediately following the re-opening, the Convertible Fund started generating significant net purchases and continued to generate net purchases throughout 2009. Additionally, we generated net purchases in 10 of our 17 mutual funds during 2009. The largest contributors to the increase were the Convertible, Total Return Bond, Market Neutral and High Yield Funds, as investors continued to gravitate towards lower-risk and fixed income investment strategies. Market appreciation of $6.5 billion was the main driver of asset growth in 2009, while market depreciation of $13.5 billion drove assets down in 2008.

Institutional and managed accounts had net redemptions of $638 million in 2009, a slight improvement when compared to $661 million in net redemptions during 2008. We believe that the net redemptions during 2009 were primarily due to a reduction in investor’s appetite to assume risk, leading to a shift away from equity strategies. In addition, convertible strategies remained closed to new investors through our managed accounts. Market appreciation of $2.3 billion in 2009 contributed to the growth in assets under management for the period while market depreciation of $4.2 billion in 2008 added to the net redemptions.

One-Time Items

Results of operations for 2008 were impacted by a significant one-time expense. Developments in the Illinois tax statutes resulted in modifications to the Company’s state tax apportionment methodology that lowered the Company’s statutory income tax rate from 40 percent to 37 percent. While we view this to be beneficial for the long term by reducing income taxes, we recorded a one-time, non-cash income tax expense of $6.8 million, or $0.34 per diluted share, in the second quarter of 2008 to revalue our net deferred tax assets to reflect the new statutory income tax rate.

We consider results adjusted for this one-time expense, as presented below, to provide a better indication of our operations. This adjusted item is considered a “non-GAAP financial measure” as defined by the rules of the Securities and Exchange Commission. In evaluating operating performance, we consider operating expenses, operating income, operating margin, net income and diluted earnings per share, each calculated in accordance with accounting principles generally accepted in the United States (GAAP), and each item on an as-adjusted basis, which constitute non-GAAP financial measures. Items presented on an as-adjusted basis exclude the impact of the revaluation of the net deferred tax assets in the second quarter of 2008. As this one-time item is not expected to recur, we believe that excluding this item better enables us to evaluate our operating performance relative to the prior periods. We consider these non-GAAP financial measures when evaluating our performance and believe the presentation of these amounts provides the reader with information necessary to analyze our operations for the periods compared. Reconciliations of these measurements from the most directly comparable GAAP financial measures for the twelve months ended December 31, 2008 is provided in the table below and should be carefully evaluated by the reader:

($ in thousands)	2008

Net loss	$(24,521)
Net deferred tax assets revaluation	6,771

Net loss, as adjusted	$(17,750)

Diluted loss per share	$(1.24)
Net deferred tax assets revaluation	0.34

Diluted loss per share, as adjusted	$(0.90)

Financial Review

Revenues

Total revenues decreased by $109.9 million, or 28%, to $281.7 million for the year ended December 31, 2009 from $391.6 million for the prior year. The decrease was primarily due to lower investment management fees and distribution and underwriting fees.

			Change
(in thousands)	2009	2008	Amount	Percent

Investment management fees	$200,790	$274,174	$(73,384)	(27)%
Distribution and underwriting fees	78,430	114,023	(35,593)	(31)
Other	2,518	3,392	(874)	(26)

Total revenues	$281,738	$391,589	$(109,851)	(28)%

Compared to the prior year, investment management fees decreased 27% in 2009 primarily due to a $9.7 billion, or 26%, decrease in average assets under management across all products. Investment management fees from open-end funds decreased to $123.0 million for the year ended December 31, 2009 from $165.6 million for the prior year, primarily due to decreases in open-end fund average assets under management of $5.5 billion, or 26%, for 2009 compared to the prior year. Investment management fees from our institutional and managed accounts decreased to $39.3 million from $54.0 million primarily due to an approximate $2.4 billion decrease in average assets under management. Investment management fees from our closed-end funds decreased to $38.5 million for 2009 from $54.5 million for 2008 as a result of a $1.8 billion decrease in closed-end fund average assets under management. Investment management fees, in total, as a percentage of average assets under management were 0.73% and 0.74% for the years ended December 31, 2009 and 2008, respectively.

Distribution and underwriting fees decreased to $78.4 million for the year ended December 31, 2009 from $114.0 million for the year ended December 31, 2008. The decrease was primarily due to a $33.3 million decrease in distribution fees resulting from a 26% decrease in open-end fund average assets under management and a $2.2 million decrease in contingent deferred sales charge fees, which change with the levels of Class B and Class C share redemptions.

Operating Expenses

Operating expenses decreased to $183.7 million, or 21%, for the year ended December 31, 2009 from $232.5 million for the prior year. This change was primarily due to reduced employee compensation and benefits, distribution and underwriting expense, and reduced amortization of deferred sales commission.

			Change
(in thousands)	2009	2008	Amount	Percent

Employee compensation and benefits	$67,413	$74,483	$(7,070)	(9)%
Distribution and underwriting expense	59,491	84,884	(25,393)	(30)
Amortization of deferred sales commissions	12,201	23,417	(11,216)	(48)
Marketing and sales promotion	10,762	11,908	(1,146)	(10)
General and administrative	33,813	37,800	(3,987)	(11)

Total operating expenses	$183,680	$232,492	$(48,812)	(21)%

As part of the Company-wide cost containment efforts that began in 2008, employee compensation and benefits expense decreased by $7.0 million for the year ended December 31, 2009 when compared to the prior year primarily reflecting the full-year impact of the reduction in staffing levels that occurred throughout 2008 and early 2009. Salary, severance pay and related benefit expenses decreased by $12.5 million from 2008 to 2009, which was partially offset by a $5.5 million increase in performance-related incentive compensation, which remain significantly below potential payout levels.

Distribution and underwriting expense decreased by $25.4 million for 2009 when compared to the prior year, primarily due to a decrease of $25.5 million in Rule 12b-1 expenses resulting from lower average open-end funds under management of $5.5 billion, or 26%. Also contributing to the lower expenses was a reduction in average Class C share assets older than one year. Class C share assets do not generate distribution expense in the first year following their sale because we retain the Rule 12b-1 fees during that first year to offset the upfront commissions that we pay. However, Class C share assets do generate a distribution expense in subsequent years, as we pass along the Rule 12b-1 fees to the selling firms. Although the Rule 12b-1 fee rates we paid to broker-dealers and other intermediaries in 2009 did not change from the rates paid in the prior year, we expect distribution expense to vary with the change in open-end fund assets under management and with the age of the Class C share assets.

Amortization of deferred sales commissions decreased $11.2 million for the twelve months ended December 31, 2009 when compared to the prior-year period resulting from the Company’s decision in the second quarter of 2009 to discontinue the sale of Class B mutual funds. As a result of our decision to discontinue Class B share sales, the deferred sales commission assets will cease to be replenished by new sales and, therefore, we evaluated the estimated useful lives of the remaining assets. Based on this analysis, we extended the lives, or period over which we will amortize the remaining expense, effectively reducing the expense recorded in each period. The impact of this change reduced the amortization of deferred sales commissions by approximately $1.7 million on a quarterly basis.

Marketing and sales promotion expense decreased by $1.1 million for the year ended December 31, 2009, when compared to the year ended December 31, 2008 primarily due to a decrease of $1.3 million in supplemental distribution payments to intermediaries. These fees are mostly calculated based on assets under management and the decrease correlates with the lower average assets under management for 2009 when compared to 2008.

General and administrative expense decreased by $4.0 million for the year ended December 31, 2009, when compared to the prior-year period. The overall decline in these expenses reflects our continued focus on expense control initiated in 2008 and mostly represents reduced expenses for occupancy, professional services, and travel and entertainment. The impact of our move towards a variable cost structure, specifically the outsourcing of the middle and back-office functions, will be more fully realized in future periods. We expect that these increases in general and administrative expenses will be generally reflected as reductions in employee compensation and benefits expenses.

Non-Operating Income (Loss)

Non-operating income (loss) reduced income by $5.2 million for the year ended December 31, 2009, compared to a reduction of $291.9 million for the prior year.

(in thousands)	2009	2008	Change

Interest income	$737	$2,334	$(1,597)
Interest expense	(7,801)	(32,010)	24,209

Net interest income (expense)	(7,064)	(29,676)	22,612
Investment income (loss)	1,921	(295,793)	297,714
Debt extinguishment costs	—	(37,498)	37,498
Miscellaneous other income	233	(1,088)	1,321

Investment and other income (loss)	2,154	(334,379)	336,533

Non-operating loss	(4,910)	(364,055)	359,145
Net (income) loss attributable to non-controlling interest in partnership investments	(336)	72,156	(72,492)

Non-operating (loss)	$(5,246)	$(291,899)	$286,653

Interest income decreased $1.6 million for the twelve months ended December 31, 2009, when compared to the prior-year period, principally a result of lower interest rates throughout 2009 as compared to 2008. Interest expense decreased $24.2 million for the year ended December 31, 2009 due to the prepayment at the end of 2008 of $400 million of debt to the current level of $125 million. To fund this prepayment, we sold securities in our investment portfolio during 2008 recognizing approximately $179 million in realized losses and incurred a $34.9 million make-whole payment, which is included in debt extinguishment costs.

Investment results improved for the year ended December 31, 2009, as compared to the prior year, primarily due to the broad market rebound in 2009. Investment income (loss) primarily includes capital gain distributions, realized gains and losses, dividend income and unrealized gains and losses. Investment income of $1.9 million for 2009 was $297.7 million greater than the $295.8 million investment loss suffered in 2008.

Net (income) loss attributable to non-controlling interest in partnership investments represents the corresponding non-controlling interests’ portion of the changes in market value from our consolidated partnership investments.

The following table provides a summary of our investment portfolio returns, combining the investment income (loss) portion of our non-operating results with the change in fair value of certain of our investment securities recorded in accumulated other comprehensive income (loss), a component of stockholders’ equity, for the twelve months ended December 31, 2009:

	Twelve Months Ended December 31, 2009
		Change in
		Accumulated
		Other
	Non-Operating	Comprehensive
(in thousands)	Income (Loss)	Income	Total

Mutual funds and common stock	$14,484	$34,778	$49,262
Partnership investments	9,110	—	9,110
Equity option contracts	(21,673)	—	(21,673)

Investment income (loss)	1,921	34,778	36,699
Non-controlling interest in partnership investments	(336)		(336)

Investment portfolio results	$1,585		$36,363

Less: Non-controlling interest in
Calamos Holdings LLC		(27,703)
Deferred income taxes		(2,613)

Change in accumulated other comprehensive income		$4,462

Our investment portfolio returned $36.4 million, or 16.4% for the full year 2009. These results primarily reflect net unrealized gains in investment securities, partially offset by net realized and unrealized gains and losses on equity option contracts used to hedge market value fluctuations in the corporate investment portfolio.

Income Tax Provision (Benefit)

Our effective tax rate was 37.8% for the year ended December 31, 2009 and is consistent with the 2008 rate, as adjusted.

Net Income (loss)

Net income was $12.4 million for 2009 compared to net loss of $24.5 million and net loss, as adjusted of $17.8 for 2008.

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

Institutional and Managed Accounts
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

Mutual fund net redemptions were $3.9 billion in 2008, an unfavorable change of $1.4 billion from $2.5 billion of net redemptions in 2007. Market depreciation was $13.5 billion in 2008, was $3.6 billion in appreciation in 2007 and was the primary contributor to the deterioration in assets under management for 2008.

Our open-end funds had $2.9 billion of net redemptions during 2008. We believe that the net redemptions were largely due to the global financial market meltdown which led to large, industry-wide flight to safety by investors. Net redemptions were affected by $247 million of redemptions by the Company used to pre-pay debt. In the fourth quarter of 2008, we re-opened our Convertible Fund for the first time since 2003 to take advantage of the broad sell-off in the convertible markets that had created unprecedented opportunities for long-term investors. Immediately following the opening, the Convertible Fund started generating significant net purchases. In addition to the Convertible Fund, we experienced net purchases in a number of our mutual funds, including our Total Return Bond Fund and the newly launched 130/30 Equity Fund and Evolving World Growth Fund. Market depreciation of $13.5 billion was the main driver of asset depletion in 2008, while market appreciation of $3.6 billion helped offset net redemptions in 2007.

The liquidity crisis in the auction rate securities market during the first quarter of 2008 led to the refinancing of the equity securities issued by the closed-end funds with more traditional debt financing. While the proceeds of those debt financings remain a component of assets under management, certain regulatory and contractual constraints require total assets in closed-end funds to be at least three times the amount of debt leverage, which is higher than the asset coverage required when using equity leverage. The global meltdown that affected security values required us to reduce $1.0 billion of leverage used by our closed-end funds during 2008 that we reported as net redemptions.

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

One-Time Items

Results of operations for 2008 and 2007 were significantly impacted by certain one-time expenses. In 2008, developments in the Illinois tax statutes resulted in modifications to the Company’s state tax apportionment methodology that lowered the Company’s statutory income tax rate from 40 percent to 37 percent. While we view this to be beneficial for the long term by reducing income taxes, we recorded a one-time, non-cash income tax expense of $6.8 million, or $0.34 per diluted share, in the second quarter of 2008 to revalue our net deferred tax assets to reflect the new statutory income tax rate. The 2007 period was impacted by two one-time marketing and sales promotion expenses. During the second quarter of 2007, we incurred a one-time expense of $19.5 million, or 11 cents per diluted share, by terminating our remaining two supplemental compensation agreements that required us to make recurring payments of approximately $2.6 million annually based on the assets of Calamos Convertible Opportunities and Income Fund and Calamos Strategic Total Return Fund. Additionally, we incurred a $6.9 million, or 4 cents per diluted share, one-time structuring fee related to the launch of the Calamos Global Dynamic Income Fund (CHW) during the second quarter of 2007.

We consider results adjusted for these one-time expenses, as presented below, to provide a better indication of our operations. These adjusted items are considered “non-GAAP financial measures” as defined by the rules of the Securities and Exchange Commission. In evaluating operating performance, we consider operating expenses, operating income, operating margin, net income and diluted earnings per share, each calculated in accordance with accounting principles generally accepted in the United States (GAAP), and each item on an as-adjusted basis, which constitute non-GAAP financial measures. Items presented on an as-adjusted basis exclude the impact of the revaluation of the net deferred tax assets in the second quarter of 2008 and the impact of terminating the two closed-end fund additional compensation agreements and the CHW closed-end fund structuring fees in the second quarter of 2007. As these one-time items are not expected to recur, we believe that excluding these items better enables us to evaluate our operating performance relative to the prior periods. We consider these non-GAAP financial measures when evaluating our performance and believe the presentation of these amounts provides the reader with information necessary to analyze our operations for the periods compared. Reconciliations of these measurements from the most directly comparable GAAP financial measures for the twelve months ended December 31, 2008 and 2007 are provided in the table below and should be carefully evaluated by the reader:

($ in thousands)	2008	2007

Operating expenses	$232,492	$300,384
Termination of closed-end fund compensation agreements	—	19,500
Closed-end fund structuring fees	—	6,904

Operating expenses, as adjusted	$232,492	$273,980

Operating income	$159,097	$173,093
Termination of closed-end fund compensation agreements	—	19,500
Closed-end fund structuring fees	—	6,904

Operating income, as adjusted	$159,097	$199,497

Operating margin	40.6%	36.6%
Termination of closed-end fund compensation agreements	—	4.1
Closed-end fund structuring fees	—	1.4

Operating margin, as adjusted	40.6%	42.1%

Net income (loss)	$(24,521)	$27,745
Termination of closed-end fund compensation agreements	—	2,634
Closed-end fund structuring fees	—	933
Net deferred tax assets revaluation	6,771	—

Net income (loss), as adjusted	$(17,750)	$31,312

Diluted earnings (loss) per share	$(1.24)	$1.22
Termination of closed-end fund compensation agreements	—	0.11
Closed-end fund structuring fees	—	0.04
Net deferred tax assets revaluation	0.34	—

Diluted earnings (loss) per share, as adjusted	$(0.90)	$1.37

Financial Review

Operating Income

Operating income, as adjusted, was $159.1 million for 2008 compared to $199.5 million for the year-earlier period.

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

Distribution and underwriting fees decreased to $114.0 million for the year ended December 31, 2008 from $144.0 million for the year ended December 31, 2007. The decrease was primarily due to a $27.0 million decrease in distribution fees as a result of a 21% decrease in open-end fund average assets under management and a $2.2 million decrease within contingent deferred sales charge fees, when compared to the prior year.

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

Distribution and underwriting expense decreased by $19.3 million for 2008 when compared to the prior year, primarily due to a decrease of $9.2 million resulting from the reduction in the Class C share assets older than one year. This decrease was compounded by a decrease of $10.1 million in 12b-1 expenses due to a decrease in average open-end fund assets under management. Class C share assets do not generate distribution expense in the first year following their sale because we retain the Rule 12b-1 fees during that first year to offset the upfront commissions that we pay. However, Class C share assets do generate a distribution expense in subsequent years, as we pass along the Rule 12b-1 fees to the selling firms. Although the Rule 12b-1 fee rates we paid to broker-dealers and other intermediaries in 2007 did not change from the rates paid in the prior year, we expect distribution expense to vary with the change in open-end fund assets under management and with the age of the Class C share assets.

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

(in thousands)	2008	2007	Change

Interest income	$2,334	$16,706	$(14,372)
Interest expense	(32,010)	(19,555)	(12,455)

Net interest income (expense)	(29,676)	(2,849)	(26,827)
Investment income (loss)	(295,793)	33,413	(329,206)
Debt extinguishment costs	(37,498)	—	(37,498)
Miscellaneous other income	(1,088)	935	(2,023)

Investment and other income (loss)	(334,379)	34,348	(368,727)

Non-operating loss	(364,055)	31,499	(395,554)
Net (income) loss attributable to non-controlling interest in partnership investments	72,156	(1,598)	73,754

Non-operating income (loss)	$(291,899)	$29,901	$(321,800)

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

Investment and other income (loss) includes capital gain distributions, realized gains and losses on our investments, dividend income earned on our investment portfolio and unrealized gains and losses on securities that are owned by Calamos Financial Services LLC (CFS Securities) and by our consolidated partnerships. Capital gain and dividend income decreased $184.4 million for the year ended December 31, 2008, as compared to the prior year, mainly due to the capital losses incurred in the fourth quarter of 2008 resulting from the sale of securities from our investment portfolio to generate the cash needed for our debt pre-payment. Additionally, a realized loss of $14.6 million was recorded in the fourth quarter 2008 for other-than-temporary impairment on available-for-sale securities that are not expected to recover in the near term. Unrealized appreciation decreased $144.8 million for 2008, when compared to 2007, due to net unrealized depreciation in the market value of the CFS Securities and the consolidated partnership investments that we own.

Minority interest in partnership investments represents the corresponding minority interests’ portion of the changes in market value from our consolidated partnership investments.

Income Tax Provision (Benefit)

Our effective tax rate was 37.3% for the year ended December 31, 2008 net of the one-time charge described immediately following and 40.2% for the year ended December 31, 2007. In 2008, developments in the Illinois tax statutes resulted in modifications to the Company’s state tax apportionment methodology that lowered the Company’s statutory income tax rate from 40 percent to 37 percent. In the second quarter of 2008, we recorded a one-time, non-cash income tax expense of $6.8 million, or $0.34 per diluted share, to revalue our net deferred tax assets to reflect the new statutory income tax rate. Deferred tax assets represent the estimated future benefits attributed to temporary differences and, are based on the current enacted tax laws. A decrease in tax rates decreases the value of the deferred tax assets which is reflected as an increase in current period income tax provision (benefit). Conversely, an increase in tax rates increases the value of the deferred tax assets which is reflected as a decrease the current period income tax expense.

Net Income (loss)

Net loss was $24.5 million for 2008 compared to net income of $27.7 million for 2007.

Net loss, as adjusted, was $17.8 million for 2008 compared to net income of $31.3 million for the year-earlier period.

Liquidity and Capital Resources

We manage our liquidity position to ensure adequate resources are available to fund ongoing operations of the business, provide seed money for new funds, or invest in other corporate strategic initiatives. Our principal sources of liquidity are cash flows from operating activities and our corporate investment portfolio, which is comprised of cash and cash equivalents, investment securities, derivatives and partnership investments. Investment securities are principally comprised of company-sponsored mutual funds. In addition, the individual securities held within our partnership investments are typically comprised of highly liquid exchange-traded securities. Our working capital requirements historically have been met through cash generated by operations. We believe cash generated from operations will be sufficient over the foreseeable future to meet our working capital requirements with respect to the foregoing activities and to support future growth.

During the latter half of 2008, the Company took several decisive steps to manage our liquidity and capital resources through the severe economic crisis As such, Calamos Asset Management, Inc. and Calamos Family Partners, Inc. each made capital contributions of more than $30 million to Calamos Holdings LLC during the third quarter of 2008. Further, during the fourth quarter of 2008, we initiated a series of hedges to help protect the value of our corporate portfolio. Additionally, we reduced our dividend in October 2008 as a result of a decline in assets under management and income, as well as to conserve capital. Finally, during the fourth quarter of 2008, we reduced our outstanding long-term debt by $400 million leaving a balance of $125 million outstanding at December 31, 2008. We generated the cash to pre-pay the long-term debt through the sale of $379 million of investments from our corporate investment portfolio. In negotiating this prepayment, our goals were to alleviate concerns with respect to meeting certain financial covenants going forward and to align our capital structure with the size of our business.

Another important goal for us was to maintain sufficient liquidity to provide us the ongoing flexibility to seed new products and to execute our long-term growth initiatives. We believe that we were successful in our efforts.

We were in compliance with our financial covenants at December 31, 2009 and 2008. In January 2010 Standard & Poor’s affirmed its investment-grade BBB+ rating and revised the outlook of Calamos Holdings LLC from negative to stable.

The following table summarizes our principal sources of liquidity as of December 31, 2009 and December 31, 2008:

	December 31,	December 31,	Increase
(in thousands)	2009	2008	(Decrease)

Cash and cash equivalents	$145,431	$59,425	$86,006
Investment securities	207,886	173,155	34,731
Derivatives, net	(1,730)	14,288	(16,018)
Partnership investments, net of non-controlling interests	35,924	27,182	8,742

Total corporate investment portfolio	$387,511	$274,050	$113,461

The total corporate investment portfolio increased $113.5 million during 2009. The following table summarizes the primary components of the change in our liquidity position during the year ending December 31, 2009:

Increase
(in thousands)	(Decrease)

Net realized and unrealized gains (losses) on investment securities:
Mutual funds	$44,830
Partnership investments	8,324
Equity option contracts	(21,673)
Other net cash generated by business activities	81,980

$113,461

To mitigate the impact of further declines in the value of our investment portfolio, we continue to execute hedge strategies, specifically an equity option collar that is comprised primarily of selling index-based call options and purchasing index-based put options. This hedge continued to provide the stability to our portfolio value as intended. We expect to continue to use hedge strategies to protect our portfolio value as we believe appropriate.

Calamos Holdings LLC is the borrower of our $125 million in long-term debt. The following is a summary of covenant compliance as of December 31, 2009 with the defined terms and covenants having the same meanings set forth under our amended note purchase agreements:

		Results as of
Covenant	Requirement	December 31, 2009

EBITDA/interest expense	Not less than 3.0	15.39
Debt/EBITDA	Not more than 3.0	1.04
Investment coverage ratio	Not less than 1.175	2.14
Net worth	Not less than $160 million	$271 million

The following tables summarize key statements of financial condition data relating to our liquidity and capital resources:

	December 31,	December 31,
(in thousands)	2009	2008

Statements of financial condition data:
Cash and cash equivalents	$145,431	$59,425
Receivables	26,489	20,049
Investment securities and derivative options	209,606	187,443
Partnership investments	37,549	28,471
Deferred tax assets, net	85,256	95,606
Deferred sales commissions	12,705	18,414
Long-term debt	125,000	125,000

The deferred tax assets above include an annual reduction of approximately $8.3 million in future taxes owed by us through 2019. This reduction results from our election under Section 754 of the Internal Revenue Code, whereby we stepped up the tax basis in certain intangible assets to their fair market value. The step-up in basis is amortized over fifteen years on Calamos Asset Management, Inc.’s tax return. As a result, this cash savings can be utilized solely for the benefit of the shareholders of our common stock.

Cash flows for the years ended December 31, 2009, 2008 and 2007 are shown below.

(in thousands)	2009	2008	2007

Cash flow data:
Net cash provided by operating activities	$140,329	$125,228	$226,475
Net cash provided by (used in) investing activities	2,517	323,296	(654,152)
Net cash provided by (used in) financing activities	(56,840)	(497,540)	207,277

Net cash provided by operating activities totaled $140.3 million, $125.2 million and $226.5 million for the years ended December 31, 2009, 2008 and 2007, respectively. These net cash flows are primarily attributable to investment management, distribution and underwriting fees generated by core business activities, partially offset by staff, distribution, underwriting and other operating expenses.

Investing activities for the year ended December 31, 2009 provided cash totaling $2.5 million. Sales of investment securities partially offset by net negative cash flow from related investment hedging activities and purchases of investment securities comprised the majority of this net inflow. For the year ended December 31, 2008, net cash provided by investing activities was $323.3 million, principally comprised of investments sold during the fourth quarter 2008 of $379 million to fund the repayment of our debt. Net changes in partnership investments during the year primarily represent the liquidation of the Calamos Equity Opportunities Fund LP, the reduction in our investment in Calamos Market Neutral Opportunities Fund LP and unrealized depreciation of the underlying securities held by the partnerships. For the year ended December 31, 2007, net cash used in investing activities was $654.2 million, principally comprised of products managed by us. During 2007, we made investments of $382 million into investment securities, including $30 million into our new Calamos Global Equity Fund and $55.2 million into our new Calamos Total Return Bond Fund. We made an additional aggregate investment of $200 million into our newly launched Offshore Funds. Net changes in partnership investments during the year ended December 31, 2007 of $48.8 million was primarily the result of our investment in Calamos Market Neutral Opportunities Fund LP of $50 million.

Net cash used in financing activities totaled $56.8 million for the year ended December 31, 2009, largely due to equity and tax distributions to non-controlling interest owners, as well as dividends paid to common shareholders. The distributions in 2009 were to non-controlling interests of $52.7 million, which includes distributions for their tax liabilities of $21.2 million, as well as dividends paid to common shareholders of $4.3 million. Net cash used in financing activities was $497.5 million for the twelve months ended December 31, 2008. During the fourth quarter of 2008, we prepaid $400 million in aggregate principal of our outstanding debt. Further, we made distributions to non-controlling interests of $86.8 million, including distributions for their tax liabilities of $57.1 million, as well as dividends paid to common shareholders of $7.6 million. Net cash provided by financing activities was $207.3 million for the twelve months ended December 31, 2007. During the third quarter of 2007, we received net proceeds of $373.0 million after debt offering costs from our issuance of $375 million aggregate principal senior unsecured notes, which were issued to develop and invest in our products, including new and existing mutual funds and alternative products, and for general corporate purposes. This was partially offset by distributions to non-controlling interests of $95.5 million, including distributions for their tax liabilities of $61.6 million, as well as dividends paid to common shareholders of $9.8 million. Additionally, the Company repurchased 2,452,100 shares of its Class A common stock at an aggregated cost of $60.6 million during 2007.

We expect our cash and liquidity requirements will be met with cash on hand and through cash generated by operations.

Contractual Obligations

The following table contains supplemental information regarding our total contractual cash obligations as of December 31, 2009.

	Payments Due by Period
		Less than			More than
(in thousands)	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt obligations, including interest(1)	$169,632	$7,677	$45,654	$58,068	$58,233
Operating lease obligations(2)	70,448	4,665	8,568	8,947	48,268
Other long-term obligations(3)	776	395	274	102	5

Total	$240,856	$12,737	$54,496	$67,117	$106,506

(1)	The Company’s senior unsecured notes, which aggregate to $125 million, have series maturing in 2011, 2014, 2017 and 2019.

(2)	In accordance with generally accepted accounting principles in the United States, these obligations are not reflected in the accompanying consolidated statements of financial condition.

(3)	Other long-term obligations principally represent commitments under the incentive compensation plan. These obligations are included in other long-term liabilities in the accompanying consolidated statements of financial condition.

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

Deferred Sales Commissions

Deferred sales commissions represent amounts advanced by us to the selling firm upon sale of Class B and Class C shares of open-end funds. Deferred sales commissions are amortized on a straight-line basis over the period in which 12b-1 fees are received. Because 12b-1 fees cease upon redemption of shares, amortization expense is accelerated when shares are redeemed, resulting in the reduction of the deferred sales commission asset. These redemptions result in an amortization period not to exceed 12 months for Class C shares and 96 months (eight years) for Class B shares.

We evaluate the carrying value of our deferred sales commissions for impairment on an annual basis. Significant assumptions utilized by us to estimate future average assets under management include expected future market performance and redemption rates. Estimates of undiscounted future cash flows and the remaining life of the deferred sales commission asset are made from these assumptions. Market performance assumptions are selected using expected average market returns based on long-term market index benchmarks for each asset class held within the fund. As of our most recent analysis, we used average market return assumptions ranging from 7% to 9% based on asset class. Higher actual average market returns would increase undiscounted cash flows, while lower actual average market returns would decrease undiscounted future cash flows. Future redemption assumptions were determined by using the average annual redemption rates that each fund experienced over the prior 24-month period. For Class B shares and Class C shares, we used average historical redemption rates of 24% and 26%, respectively. An increase in the actual rate of redemptions would decrease the undiscounted future cash flows, while a decrease in the actual rate of redemptions would increase undiscounted cash flows. These assumptions are reviewed and updated annually, or when events or changes in circumstances occur that could significantly increase the risk of impairment of the asset.

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

Compensation Plans

We have an incentive compensation plan that provides for grants of restricted stock unit awards, or RSUs, and stock option awards for certain employees. RSUs are convertible on a one-for-one basis into shares of our common stock. We estimate the fair value of the stock options as of the grant date using the Black-Scholes option-pricing model, and recognize the cost of stock based compensation based on the grant-date fair value of the award. Further, we estimate the number of forfeited awards at the grant date. Actual forfeitures may vary from our assumptions, which will result in modifications to future expenses.

Income Tax Provision (Benefit)

Management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against deferred tax assets. As of December 31, 2009, we have not recorded a valuation allowance on deferred tax assets, which principally related to our step-up in tax basis to fair market value for our intangible assets under our election to be made under Section 754 of the Internal Revenue Code and to our net capital loss carryforward. In the event that sufficient taxable income of the same character does not result in future years, among other things, a valuation allowance for certain of our deferred tax assets may be required.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued a new statement which modifies the analysis required to determine whether a company’s variable interest(s) give it a controlling financial interest in a variable interest entity (VIE). This analysis identifies the primary beneficiary of a VIE as the enterprise that has both the power to direct the activities of a VIE and the obligation to absorb losses or the right to receive benefits of the VIE. The standard is effective for fiscal years beginning after November 15, 2009. In November 2009, the FASB issued a proposed standard update which defers the requirements of this new standard for asset managers’ interests in entities that apply the specialized accounting guidance for investment companies or that have the attributes of investment companies. The proposed standard update, once finalized, is expected to be effective for fiscal years beginning after November 15, 2009. The Company is evaluating the impact that this standard will have on its consolidated financial statements, if any.

Forward-Looking Information

From time to time, information or statements provided by us or on our behalf, including those within this Annual Report on Form 10-K, may contain certain forward-looking statements relating to future events and financial performance, strategies, expectations and competitive environment, and regulations. These forward-looking statements may include, without limitation: statements regarding proposed new products; results of operations or liquidity; projections, predictions, expectations, estimates or forecasts of our business; financial and operating results and future economic performance; market capitalization; management’s goals and objectives; and other similar expressions concerning matters that are not historical facts.

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

Important factors that could cause such differences include, but are not limited to: changes in applicable laws or regulations; downward fee pressures and increased industry competition; risks inherent to the investment management business; the loss of revenues due to contract terminations and redemptions; unsatisfactory service levels by third party vendors; the inability to maintain compliance with financial covenants; the performance of our investment portfolio; our ownership and organizational structure; general and prolonged declines in the prices of securities; significant changes in market conditions and the economy that require a modification to our business plan; catastrophic or unpredictable events; the loss of key executives; the unavailability, consolidation and elimination of third-party retail distribution channels; increased costs of and timing of payments related to distribution; failure to recruit and retain qualified personnel; a loss of assets, and thus revenues; fluctuation in the level of our expenses; fluctuation in foreign currency exchange rates with respect to our global operations and business; changes in accounting estimates; poor performance of our largest funds; damage to our reputation; and the extent and timing of any share repurchases.

Further, the value and composition of our assets under management are, and will continue to be, influenced by a variety of factors including, among other things: purchases and redemptions of shares of the open-end funds and other investment products; fluctuation in both the underlying value and liquidity of the financial markets around the world that result in appreciation or depreciation of assets under management; mutual fund capital gain distributions; our ability to access capital markets; our introduction of new investment strategies, products and programs; our ability to educate our clients about our investment philosophy and provide them with best-in-class service; the relative investment performance of our products as compared to competing offerings and market indices; competitive conditions in the mutual fund, asset management and broader financial services sectors; investor sentiment and confidence; our decision to open or close products and strategies; and our ability to execute on our strategic plan to expand the business. Item 1A of this report discusses some of these and other important factors in detail under the caption “Risk Factors.”

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

Our exposure to market risk is directly related to our role as investment advisors for the mutual funds and separate accounts we manage. A significant majority of our operating revenue, approximately 98.3% for the year ended December 31, 2009, is derived from investment advisory, distribution and portfolio accounting agreements with the mutual funds and separate accounts. Under these agreements, the fees we receive are typically based on the market value of the assets under management. Accordingly, a decline in the prices of securities generally may cause our revenue and income to decline by causing the value of the assets we manage to decrease or by causing our clients to withdraw funds in favor of investments that they perceive as offering greater opportunity or lower risk.

In addition, a decline in the prices of securities may present market conditions that could preclude us from increasing assets under management and prevent us from realizing higher fee revenue associated with such growth.

We are also subject to market risk due to a decline in the prices of investment securities and partnership investments. We own investment securities primarily comprised of products we manage.

The following table provides a sensitivity analysis of changes in fair value of our investment securities and partnership investments assuming a 10% increase or decrease in the price of these instruments:

	2009		2008
	Investment	Partnership	Investment	Partnership
(in thousands)	Securities	Investments	Securities	Investments

Fair value	$207,886	$37,549	$173,155	$28,471
Fair value assuming price changes of:
10% increase	228,675	41,304	190,471	31,318
10% decrease	187,097	33,794	155,840	25,624

At December 31, 2009, we had an aggregate of $125 million of long-term debt outstanding, which consisted of senior unsecured notes of $32.9 million of 5.24% notes due April 29, 2011, $46.1 million of 6.33% notes due July 15, 2014, $22.1 million of 6.52% notes due July 15, 2017 and $23.9 million of 6.67% notes due July 15, 2019. As these notes have fixed interest rates, we do not believe that they have any interest rate risk.

Due to the nature of our business, we believe that we do not face any material credit risk, inflation, interest rate or foreign currency rate risk.

Item 8.	Financial Statements and Supplementary Data

Reports of Independent Registered Public Accounting Firms	F-1
Report of Independent Registered Public Accounting Firm	F-3
Management’s Report on Internal Control Over Financial Reporting	F-4
Consolidated Statements of Financial Condition at December 31, 2009 and 2008	F-5
Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007	F-6
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2009, 2008 and 2007	F-7
Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007	F-8
Notes to Consolidated Financial Statements	F-9
EX-10.11
EX-21.1
EX-23.1
EX-23.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Calamos Asset Management, Inc.

We have audited the accompanying consolidated statement of financial condition of Calamos Asset Management, Inc. and subsidiaries (the Company) as of December 31, 2009, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Calamos Asset Management, Inc. and subsidiaries as of December 31, 2009, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Calamos Asset Management, Inc.’s and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 5, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  McGladrey & Pullen, LLP

Chicago, IL
March 5, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Calamos Asset Management, Inc.:

We have audited the accompanying consolidated statement of financial condition of Calamos Asset Management, Inc. (the Company) as of December 31, 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2008. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audit of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial condition of Calamos Asset Management, Inc. as of December 31, 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/  KPMG LLP

Chicago, Illinois
March 13, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Calamos Asset Management, Inc.

We have audited Calamos Asset Management, Inc.’s and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (a)  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Calamos Asset Management Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of Calamos Asset Management, Inc. and subsidiaries as of December 31, 2009, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended and our report dated March 5, 2010 expressed an unqualified opinion.

/s/  McGladrey & Pullen, LLP

Chicago, IL
March 5, 2010

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

Under the supervision and with the participation of the chief executive officer and the chief financial officer, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of internal control over financial reporting as of December 31, 2009, has been audited by McGladrey & Pullen, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ John P. Calamos, Sr. John P. Calamos, Sr. Chairman, Chief Executive Officer and Co-Chief Investment Officer	/s/ Cristina Wasiak Cristina Wasiak Senior Vice President, Chief Financial Officer

March 5, 2010

CALAMOS ASSET MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
(in thousands, except share data)	2009	2008

ASSETS
Current assets
Cash and cash equivalents	$145,431	$59,425
Receivables:
Affiliates and affiliated funds	17,174	13,187
Customers	9,315	6,862
Investment securities	207,886	173,155
Derivative assets	1,720	14,288
Partnership investments	37,549	28,471
Prepaid expenses	2,741	2,607
Deferred tax assets, net	9,610	11,837
Other current assets	2,133	21,766

Total current assets	433,559	331,598

Non-current assets
Deferred tax assets, net	76,646	83,769
Deferred sales commissions	12,705	18,414
Property and equipment, net	32,912	41,058
Other non-current assets	1,256	1,034

Total non-current assets	123,519	144,275

Total assets	557,078	475,873

LIABILITIES
Current liabilities
Payables to brokers	16,102	12,428
Accrued compensation and benefits	15,768	10,419
Derivative liabilities	3,450	—
Interest payable	3,026	3,025
Accrued expenses and other current liabilities	3,711	3,983

Total current liabilities	42,057	29,855

Long-term liabilities
Long-term debt	125,000	125,000
Deferred rent	9,419	9,217
Other long-term liabilities	776	754

Total long-term liabilities	135,195	134,971

Total liabilities	177,252	164,826

STOCKHOLDERS’ EQUITY
Class A Common Stock, $0.01 par value; authorized 600,000,000 shares; 23,668,583 shares issued and 19,668,583 shares outstanding at December 31, 2009; 23,497,687 shares issued and 19,497,687 shares outstanding at December 31, 2008	237	235
Class B Common Stock, $0.01 par value; authorized 1,000 shares; 100 shares issued and outstanding at December 31, 2009 and December 31, 2008	0	0
Additional paid-in capital	209,895	207,844
Retained earnings	46,035	38,010
Accumulated other comprehensive income (loss)	4,362	(101)
Treasury stock at cost; 4,000,000 shares at December 31, 2009 and December 31, 2008	(95,215)	(95,215)

Calamos Asset Management, Inc. stockholders’ equity	165,314	150,773

Non-controlling interest in partnership investments	1,625	1,289
Non-controlling interest in Calamos Holdings LLC	212,887	158,985

Total non-controlling interest.	214,512	160,274

Total stockholders’ equity	379,826	311,047

Total liabilities and stockholders’ equity	$557,078	$475,873

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except share data)	2009	2008	2007

Revenues
Investment management fees	$200,790	$274,174	$325,395
Distribution and underwriting fees	78,430	114,023	143,994
Other	2,518	3,392	4,088

Total revenues	281,738	391,589	473,477

Expenses
Employee compensation and benefits	67,413	74,483	91,039
Distribution and underwriting expense	59,491	84,884	104,227
Amortization of deferred sales commissions	12,201	23,417	27,249
Marketing and sales promotion	10,762	11,908	40,833
General and administrative	33,813	37,800	37,036

Total operating expenses	183,680	232,492	300,384

Operating income	98,058	159,097	173,093

Non-operating income (loss)
Net interest expense	(7,064)	(29,676)	(2,849)
Investment and other income (loss)	2,154	(296,881)	34,348
Debt extinguishment costs	—	(37,498)	—

Total non-operating income (loss)	(4,910)	(364,055)	31,499

Income (loss) before income tax provision (benefit)	93,148	(204,958)	204,592
Income tax provision (benefit)	7,879	(3,787)	18,666

Net income (loss)	85,269	(201,171)	185,926

Net (income) loss attributable to non-controlling interest in partnership investments	(336)	72,156	(1,598)
Net (income) loss attributable to non-controlling interest in Calamos Holdings LLC	(72,509)	104,494	(156,583)

Net income (loss) attributable to Calamos Asset Management, Inc.	$12,424	$(24,521)	$27,745

Earnings (loss) per share:
Basic	$0.63	$(1.24)	$1.24

Diluted	$0.62	$(1.24)	$1.22

Weighted average shares outstanding:
Basic	19,626,233	19,752,972	22,297,170

Diluted	19,954,124	97,449,228	99,760,872

Cash dividends per share	$0.22	$0.385	$0.44

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

							Non-
	Calamos Asset Management, Inc. Stockholders					Non-	Controlling
				Accumulated		Controlling	Interest in
		Additional		Other		Interest in	Calamos
	Common	Paid-in	Retained	Comprehensive	Treasury	Partnership	Holdings
(in thousands)	Stock	Capital	Earnings	Income (Loss)	Stock	Investments	LLC	Total

Balance at Dec. 31, 2006	$232	$157,724	$52,261	$4,360	$—	$48,850	$319,513	$582,940

Net income	—	—	27,745	—	—	1,598	156,583	185,926
Changes in unrealized losses on available-for-sale securities, net of income taxes	—	—	—	1,561	—	—	7,242	8,803

Total comprehensive income								194,729
Issuance of common stock (162,184 Class A common shares)	1	(1)	—	—	—	—	—	—
Repurchase of common stock (2,452,100 Class A common shares)	—	—	—	—	(60,603)	—	—	(60,603)
Sale of Calamos Holdings LLC membership units (2,452,100 units)	—	47,493	—	—	—	—	(47,493)	—
Net purchase of non-controlling interest in partnership investments	—	—	—	—	—	(1,271)	—	(1,271)
Cumulative impact of changes in ownership of Calamos Holdings LLC	—	(7,814)	23	(840)	—	—	6,986	(1,645)
Compensation expense recognized under stock incentive plans	—	1,522	—	—	—	—	5,263	6,785
Dividend equivalent accrued under stock incentive plans	—	—	(120)	—	—	—	(404)	(524)
Dividends declared	—	—	(9,807)	—	—	—	(95,485)	(105,292)

Balance at Dec. 31, 2007	$233	$198,924	$70,102	$5,081	$(60,603)	$49,177	$352,205	$615,119

Net loss	—	—	(24,521)	—	—	(72,156)	(104,494)	(201,171)
Changes in unrealized losses on available-for-sale securities, net of income taxes	—	—	—	(24,502)	—	—	(30,029)	(54,531)
Reclassification adjustment for realized losses on available-for-sale securities included in income, net of income taxes	—	—	—	20,014	—	—	—	20,014

Total comprehensive income								(235,688)
Issuance of common stock (173,605 Class A common shares)	2	(2)	—	—	—	—	—	—
Repurchase of common stock (1,547,900 Class A common shares)	—	—	—	—	(34,612)	—	—	(34,612)
Sale of Calamos Holdings LLC membership units (1,547,900 units)	—	27,469	—	—	—	—	(27,469)	—
Capital contribution	—	13,762	—	—	—	—	50,853	64,615
Net purchase of non-controlling interest in partnership investments and Offshore Funds	—	—	—	—	—	145,304	—	145,304
De-consolidation of non-controlling interests in partnership investments and Offshore Funds	—	—	—	—	—	(121,036)	—	(121,306)
Cumulative impact of changes in ownership of Calamos Holdings LLC	—	(33,781)	—	(694)	—	—	(989)	(35,464)
Compensation expense recognized under stock incentive plans	—	1,472	—	—	—	—	5,627	7,099
Dividend equivalent accrued under stock incentive plans	—	—	20	—	—	—	79	99
Dividends declared	—	—	(7,591)	—	—	—	(86,798)	(94,389)

Balance at Dec. 31, 2008	$235	$207,844	$38,010	$(101)	$(95,215)	$1,289	$158,985	$311,047

Net income	—	—	12,424	—	—	336	72,509	85,269
Changes in unrealized losses on available-for-sale securities, net of income taxes	—	—	—	4,951	—	—	27,717	32,668
Reclassification of unrealized loss on securities contributed to Holdings	—	501	—	(501)	—	—	—	—

Total comprehensive income								117,937
Issuance of common stock (170,896 Class A common shares)	2	(2)	—	—	—	—	—	—
Cumulative impact of changes in ownership of Calamos Holdings LLC	—	(303)	(2)	13	—	—	(153)	(445)
Compensation expense recognized under stock incentive plans	—	1,855	—	—	—	—	6,795	8,650
Dividend equivalent accrued under stock incentive plans	—	—	(79)	—	—	—	(293)	(372)
Dividends declared	—	—	(4,318)	—	—	—	(52,673)	(56,991)

Balance at Dec. 31, 2009	$237	$209,895	$46,035	$4,362	$(95,215)	$1,625	$212,887	$379,826

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2009	2008	2007

Cash and cash equivalents at beginning of period	$59,425	$108,441	$328,841
Cash flows from operating activities:
Net income (loss)	85,269	(201,171)	185,926
Adjustments to reconcile income to net cash provided by operating activities:
Amortization of deferred sales commissions	12,201	23,417	27,249
Other depreciation and amortization	10,281	12,222	9,015
Loss on write-off of property and equipment	—	2,031	—
Change in unrealized depreciation (appreciation) on trading securities, derivative assets, derivative liabilities and partnership investments, net	(22,848)	158,636	(9,733)
Net realized loss on sale of investment securities, derivative assets and derivative liabilities	25,810	172,413	—
Deferred taxes	6,586	(2,610)	7,843
Stock based compensation	8,650	7,099	6,785
Employee taxes paid on vesting under stock incentive plans	(293)	(1,796)	(1,853)
(Increase) decrease in assets:
Receivables:
Affiliates and affiliated funds, net	(3,987)	14,454	(1,129)
Customers	(2,453)	4,837	(1,481)
Deferred sales commissions	(6,493)	(7,755)	(11,434)
Other assets	18,838	(19,401)	(3,492)
Increase (decrease) in liabilities:
Payables to brokers	3,674	(10,374)	(1,538)
Accrued compensation and benefits	5,349	(16,043)	3,740
Accrued expenses and other liabilities	(255)	(10,731)	16,577

Net cash provided by operating activities	140,329	125,228	226,475

Cash flows provided by (used in) investing activities:
Net additions to property and equipment	(2,011)	(4,616)	(13,414)
Purchases of investment securities	(4,472)	(176,977)	(382,297)
Proceeds from sale of investment securities	15,073	370,344	—
Net (purchases) sales of derivatives	(5,655)	9,897	—
Net changes in partnership investments	(418)	124,648	(258,441)

Net cash provided by (used in) investing activities	2,517	323,296	(654,152)

Cash flows provided by (used in) financing activities:
Net proceeds from issuance of debt	—	—	372,963
Repayment of debt	—	(400,000)	—
Capital contribution received	—	31,317	—
Deferred tax benefit on vesting under stock incentive plans	151	144	209
Repurchase of common stock	—	(34,612)	(60,603)
Equity distributions paid to non-controlling interests	(31,523)	(29,741)	(33,880)
Tax distributions paid to non-controlling interests	(21,150)	(57,057)	(61,605)
Cash dividends paid to common stockholders	(4,318)	(7,591)	(9,807)

Net cash provided by (used in) financing activities	(56,840)	(497,540)	207,277

Net increase (decrease) in cash and cash equivalents	86,006	(49,016)	(220,400)

Cash and cash equivalents at end of period	$145,431	$59,425	$108,441

Supplemental disclosure of cash flow information:
Cash paid for:
Income taxes	$469	$11,807	$8,401
Interest	$7,677	$41,077	$7,860

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Organization and Description of Business

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

Calamos Advisors LLC (CAL), a Delaware limited liability company and registered investment advisor, Calamos Financial Services LLC (CFS), a Delaware limited liability company and registered broker-dealer, Calamos Partners LLC (CPL), a Delaware limited liability company and registered investment advisor, and Calamos Wealth Management LLC, a Delaware limited liability company, are wholly-owned subsidiaries of Holdings. During 2009, Calamos International LLP, ultimately a wholly-owned subsidiary of Holdings, was established to facilitate the distribution of Company products globally.

“The Calamos Interests” refers to Calamos Family Partners, Inc. (CFP), a Delaware corporation, and John P. Calamos, Sr., the chairman, chief executive officer and co-chief investment officer of CAM.

Management has performed an assessment and has determined that it operates as one business segment.

(2)	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Management believes the accounting estimates are appropriate and reasonably stated; however, due to the inherent uncertainties in making estimates, actual amounts could differ from these estimates.

Certain comparative amounts for prior periods have been reclassified to conform to the current year’s presentation.

Principles of Consolidation

The Company consolidates investments in which the Company’s ownership exceeds 50% or the Company operates and controls all of the business and affairs of the entity. As such, the consolidated financial statements include the financial statements of CAM, Holdings, and Calamos Market Neutral Opportunities Fund LP, a 92% owned affiliate. Additionally, the Company consolidated the financial results of Calamos Global Funds PLC and Calamos Equity Opportunities Fund LP for a portion of the periods presented, as discussed below. The equity method of accounting is used for investments in which the Company’s ownership percentage is less than 50%. All significant intercompany balances and transactions have been eliminated.

The Calamos Interests’ combined 78.5% and 78.7% interest in Holdings at December 31, 2009 and 2008, respectively, is represented as a non-controlling interest in Calamos Holdings LLC in the Company’s consolidated financial statements. Non-controlling interest in Holdings is derived by multiplying the historical equity of Holdings by the Calamos Interests’ aggregate ownership percentage for the periods presented. Issuances and repurchases of CAM’s common stock may result in changes in CAM’s ownership percentage and to the non-controlling interests’ ownership percentage of Holdings with resulting changes reflected in the consolidated statements of changes in stockholders’ equity. Income is allocated based on the average ownership interest during the period in which the income is earned.

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CAM owns certain assets for which the non-controlling interests have no rights. CAM’s wholly-owned net assets include cash and cash equivalents of $19.9 million, deferred tax assets of $86.3 million and net current income taxes receivable of $0.9 million that are reported together with Holdings’ consolidated assets in the consolidated statements of financial condition. Additionally, net income (loss) before income taxes, which was $93.1 million and $(205.0) million loss for the years ended December 31, 2009 and 2008, respectively, included approximately $0.1 million of interest income and $0.3 million of interest and investment income on cash, cash equivalents and investments held solely by CAM. This portion of CAM’s income is not reduced by any non-controlling interests.

CPL is the general partner of Calamos Market Neutral Opportunities Fund LP, a private investment partnership comprised of highly liquid marketable securities. Substantially all the activities of the partnership are conducted on behalf of the Company and its related parties; therefore, the Company consolidates the financial results of the partnership into its results. CPL was also the general partner of Calamos Equity Opportunities Fund LP, a private investment partnership, until the partnership was liquidated during the second quarter of 2008. Up to that point, the Company consolidated the financial results of the partnership into its results. Both partnerships are collectively referred to as the Partnership Investments.

In the fourth quarter of 2007, the Company established Calamos Global Funds PLC (Offshore Funds), which is comprised of four Ireland-based offshore mutual funds. Until December 2008, the Offshore Funds were majority-owned by the Company and, as a result, the Company consolidated the results of the Offshore Funds with its own results. During December 2008, the Offshore Funds were no longer majority-owned by the Company; therefore, the Company no longer consolidated the financial results of the Offshore Funds with its own results. Beginning in December 2008, the Company’s investment in the Offshore Funds is classified as an available-for-sale security and is reported as investment securities in the consolidated statements of financial condition. Unrealized gains and losses attributable to the Offshore Funds are excluded from earnings and are reported, net of income tax, as a separate component of stockholders’ equity until realized.

The assets and liabilities of the Partnership Investments and of the Offshore Funds, when consolidated, are presented on a net basis as partnership investments in the consolidated statements of financial condition, the net income or loss is included in investment and other income (loss) in the consolidated statements of operations, and the change in Partnership Investments is included in the net changes in partnership investments and offshore funds in the consolidated statements of cash flows. Partnership Investments and Offshore Funds are presented on a net basis in order to provide more clarity to the financial position and results of the core operations of the Company. The underlying assets and liabilities that are being consolidated are described in note 6. The non-controlling interests of the Partnership Investments and of the Offshore Funds, when consolidated, are presented as non-controlling interest in partnership investments in the respective consolidated financial statements.

Financial Instruments

All highly liquid financial instruments with maturities of three months or less from date of purchase, consisting primarily of investments in money market funds, commercial paper and U.S. government securities, are considered cash equivalents.

The fair value of long-term debt, which has a carrying value of $125.0 million, was approximately $137.4 million at December 31, 2009. Fair value estimates are calculated using discounted cash flows based on the Company’s incremental borrowing rates for the debt and market prices for similar instruments at the measurement date. This method of assessing fair value may differ from the actual amount realized.

The carrying value of all other financial instruments approximates fair value due to the short maturities of these financial instruments.

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Receivables from Customers

Receivables from customers represent balances arising from contractual investment advisory services provided to separate account customers. During each of the periods presented, bad debt expense and allowance for doubtful accounts were not material.

Investment Securities

The Company carries its investment securities at fair value. For a substantial majority of the Company’s investments, fair values are determined based upon quoted prices in active markets. If quoted market prices are not available, the Company uses matrix, model or other similar pricing methods to determine fair value. Investment securities transactions are recorded on a trade date basis.

With the exception of the securities held by CFS, investment securities are classified as available-for-sale as the Company does not intend to sell these securities in the near term. Unrealized gains and losses on available-for-sale securities are excluded from earnings and are reported, net of income tax and non-controlling interest, as a separate component of stockholders’ equity until realized.

Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis and are included in investment and other income (loss) in the consolidated statements of operations.

As a registered broker-dealer, CFS is required to carry all investment securities it owns (CFS Securities) at fair value and record all changes in the value of its securities in current earnings. As such, both realized and unrealized gains and losses on these securities are included in investment and other income (loss) in the consolidated statements of operations.

On a quarterly basis, the Company conducts reviews to assess whether other-than-temporary impairment exists on its available-for-sale investment securities. Other-than-temporary declines in value may exist when the fair value of an investment security has been below the carrying value for an extended period of time. If an other-than-temporary decline in value is determined to exist, the unrealized investment loss, net of tax is recognized in the consolidated statements of operations in the period in which the other-than-temporary decline in value occurs, as well as an accompanying permanent adjustment to accumulated other comprehensive income.

Derivative Assets and Liabilities

From time to time the Company enters into derivative contracts to mitigate the negative impact changes in security prices may have on the investment portfolio. The Company does not measure effectiveness or meet the criteria for hedge accounting and, therefore, changes in the fair value of these instruments are recorded in investment and other income (loss) in the consolidated statements of operations. The Company classifies derivative securities owned as derivative assets and derivative liabilities in the consolidated statements of financial condition.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, ranging from three to twenty years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining term of the lease.

Internally Developed Software

Certain internal and external development costs incurred in connection with developing or obtaining software for internal use are capitalized. These capitalized costs are included in property and equipment, net on the consolidated statements of financial condition and are amortized using the straight-line method over their estimated useful lives. On a quarterly basis, the Company conducts reviews to assess whether an impairment of these assets

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exists. Impairments of these assets, if any, are recognized in the consolidated statements of operations in the period in which the impairment occurs.

Compensation Plans

The Company has an incentive stock plan that provides for grants of restricted stock unit (RSU) awards and stock option awards for certain employees of the Company. RSUs are convertible on a one-for-one basis into shares of the Company’s common stock. Stock option awards are based on shares of the Company’s common stock. The Company estimates the fair value of the options as of the grant date using the Black-Scholes option-pricing model and recognizes the cost of stock based compensation based on the grant-date fair value of the award. The Company records compensation expense on a straight-line basis over the service period.

Revenue Recognition

The Company earns investment management fees by providing services pursuant to the terms of the underlying advisory contract. Fees are based on a contractual investment advisory fee applied to the assets in each portfolio. Any fees collected in advance are deferred and recognized over the period earned. Performance-based advisory fees from certain separate accounts are recognized annually upon completion of the contract year and based upon either (1) the positive difference between the investment returns on a client’s portfolio compared to a benchmark index or (2) the absolute percentage of gain in the client’s account. Performance-based advisory fees from the Funds are recognized monthly when earned and are based upon the positive difference between the investment returns on a client’s portfolio compared to a benchmark index.

Distribution and underwriting fees consist primarily of Rule 12b-1 distribution and/or service fees from the Funds, contingent deferred sales charges (CDSC) on the redemption of Fund shares and sales charges earned on mutual fund shares. 12b-1 fees are accrued monthly as services are performed and are based on the average daily assets of the Funds. CDSC fees are recorded on a trade date basis when earned, and sales charges are recorded on the settlement date. The use of settlement date rather than trade date does not have a material effect on the Company’s consolidated financial statements.

Net Interest Expense

Net interest expense represents interest expense incurred on debt net of interest income generated from cash and cash equivalents. Interest income is recognized when earned, and interest expense is recorded when incurred.

Investment and Other Income (Loss)

Investment and other income (loss) is primarily comprised of realized gains (losses) and unrealized gains (losses) on trading securities, CFS Securities, Partnership Investments and Offshore Funds when consolidated, as well as dividend income. Dividend income is recognized on the record date.

Deferred Sales Commissions

Deferred sales commissions are amounts advanced by the Company on the sale of Class B and Class C shares of the Funds. Deferred sales commissions are amortized on a straight-line basis over the period in which 12b-1 fees are received, not to exceed 12 months for Class C shares and 96 months (8 years) for Class B shares. Because 12b-1 fees cease upon redemption of shares, amortization expense is accelerated when shares are redeemed, resulting in the reduction of the deferred sales commission asset. During 2009, the Company discontinued the sale of Class B shares; however, the consolidated statements of financial condition reflect the unamortized deferred sales commissions related to this share class.

The Company performs an impairment analysis annually, whereby it compares the carrying value of the deferred sales commission asset to the undiscounted cash flow expected to be generated by the asset over its

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

remaining useful life to determine whether impairment has occurred. If the carrying value of the asset exceeds the undiscounted cash flow, the asset is written down to fair value based on discounted cash flows. Impairment adjustments are recognized in the consolidated statements of operations as a component of amortization of deferred sales commissions. As of each reporting period presented, the Company determined that no impairment of the deferred sales commission asset existed.

Separately, the Company periodically reviews and adjusts the average remaining lives of these assets. Adjustments to shorten or lengthen the lives results in an increase or decrease to the amortization of deferred sales commissions in the consolidated statements of operations.

During the second quarter of 2009 the Company changed the estimated remaining lives on the portion of its deferred sales commission assets related to Class B mutual fund shares. This change in estimate extended the expected lives of these assets thus reducing the quarterly amortization of deferred sales commissions by approximately $1.7 million.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Although valuation allowances may be established to reduce the amounts expected to be realized, there were no deferred tax asset valuation allowances at December 31, 2009 or 2008.

Future interest or penalties related to uncertain tax positions are recognized in income tax provision (benefit) when determined. The Company did not record any accrued interest or penalties related to uncertain tax positions at December 31, 2009.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to Calamos Asset Management, Inc. by the weighted average number of shares of Class A and Class B common stock outstanding during each year. Shares issued or repurchased during the year are weighted for the portion of the year that they were outstanding. Diluted earnings (loss) per share reflects the potential dilution that would occur if RSUs and stock options granted to participants of our incentive compensation plan were exercised and if the Calamos Interests exchanged all of their ownership interest in Holdings and their Class B common stock for shares of Class A common stock. Diluted shares which result in anti-dilution are excluded from the diluted earnings (loss) per share calculation and are detailed in note 15.

(3)	Related-Party Transactions

CAL provides investment management and portfolio accounting services to the Funds and the Closed-End Funds. CFS acts as the sole distributor of the Funds. The Company earns management, distribution and portfolio accounting fees for these services that are accrued and settled monthly. The Company receives fees for its management services to private investment pools, which are paid on a monthly basis in the form of additional

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investment units in the pools. The table below summarizes the total fees earned from affiliates identified above during the years ended December 31, 2009, 2008 and 2007:

(in thousands)	2009	2008	2007

Investment management fees from:
The Funds	$122,956	$165,638	$205,171
The Closed-End Funds	38,540	54,492	60,186
Private investment pools	—	—	57

Totals	$161,496	$220,130	$265,414

Distribution fees from the Funds	$73,686	$106,316	$134,017

Portfolio accounting fees from:
The Funds	$1,846	$2,516	$3,074
The Closed-End Funds	497	701	784

Totals	$2,343	$3,217	$3,858

Dragon Leasing Corporation (Dragon) is an affiliated company controlled by a principal of the Company. Prior to February 2009, CAL was party to a non-exclusive aircraft lease agreement with Dragon whereby CAL had use of an airplane for business travel. Under this agreement CAL agreed to pay for maintenance and transportation services which are reflected in general and administrative expenses in the consolidated statements of operations. The table below summarizes total service fees incurred during the years ended December 31, 2009, 2008 and 2007 and the net payable balance as of December 31, 2008 and 2007.

(in thousands)	2009	2008	2007

General and administrative	$135	$1,042	$876

Net payable to Dragon	—	$(125)	$(39)

Holdings is party to a six-year lease with 1111 Warrenville Road LLC, a subsidiary of Calamos Property Holdings LLC (CPH). Rent under the lease commenced in August 2005 and will end December 31, 2010. Annual base rent and operating expense payments were approximately $822,000 for the year ended December 31, 2009 with base rent increasing 3% annually.

Holdings is party to a 20-year lease with 2020 Calamos Court LLC, a subsidiary of CPH, with respect to the corporate headquarters constructed for the Company’s occupancy. Rent under the lease commenced in April 2005 and will end on May 31, 2025. Annual base rent payments were approximately $3.2 million for the year ended December 31, 2009 and will increase 3% annually for the remaining term of the lease. Holdings may not terminate the lease unless a casualty, condemnation or material temporary taking affects all or a substantial portion of the leased premises. 2020 Calamos Court LLC may only terminate the lease upon specified events of default, which are subject to applicable grace periods.

Holdings is party to an agreement with Primacy Business Center LLC (Primacy), a subsidiary of CFP, where office space is subleased to Primacy. During 2009, Holdings recognized sublease rental income of approximately $366,000 which is classified as other income and included in investment and other income (loss) in the consolidated statements of operations.

Holdings is party to a 20-year lease with 2020 Calamos Court Annex LLC, a subsidiary of CPH, with respect to the cafeteria in the corporate headquarters. Rent under the lease commenced in December 2005 and will end on May 31, 2025. Annual base rent and operating expenses were approximately $283,000 for the year ended December 31, 2009 with base rent increasing 3% annually.

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Holdings is party to an agreement with CF Restaurant Enterprises LLC (CFR), a subsidiary of CFP, where CFR provides lunch and food services to Holdings. Holdings guarantees minimum daily revenues and CFR agrees that certain quantities and combinations of food and beverage will be available at a predetermined price. During 2009, Holdings incurred expense of $815,000 related to this agreement which is included in general and administrative expense in the consolidated statements of operations.

Holdings is party to a 7.5 year lease with CityGate Centre I LLC, a subsidiary of CPH, with respect to office space. Rent payments under the lease commenced in May 2008 and will end on April 30, 2015. Annual base rent and operating expenses were $858,000 for the year ended December 31, 2009. Base rents increase 2.5% annually. Holdings has been granted two options to extend the term of the lease for five years each, and has a right of first offer to lease additional contiguous space in the building.

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

The following table summarizes management service fees that have been recorded as expense allocations during the twelve months ended December 31, 2009, 2008 and 2007 and the net receivable balance as of December 31, 2009, 2008 and 2007.

(in thousands)	2009	2008	2007

Expense allocated from the Company to Dragon	$55	$54	$61
Expense allocated from the Company to CFP	579	2,011	2,106
Expense allocated from the Company to CPH	962	431	237

Total expenses allocated from the Company to affiliates	1,596	2,496	2,404
Expense allocated from CPH to the Company	975	1,653	1,859

Net expense allocated from the Company to affiliates	$621	$843	$545

Net receivable for management services from Dragon	$4	$6	$4

Net receivable for management services from CFP	$17	$48	$27

Net receivable for management services from CPH	$50	$26	$19

As a result of the control exercised by CFP, none of our agreements with CFP and other companies controlled by them are deemed to be negotiated on “arm’s length” terms. However, any such agreements since our initial public offering have been approved in accordance with the Conflict of Interests Policy contained in our Second Amended and Restated Certificate of Incorporation.

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)	Investment Securities

The following table provides a summary of investment securities owned as of December 31, 2009 and 2008.

	2009
	Available-	CFS	Total
(in thousands)	for-Sale	Securities	Securities

Mutual Funds
Equity	$67,981	$27,938	$95,919
Fixed income	81,908	—	81,908
Defensive equity	28,736	—	28,736
Other	1,218	—	1,218

Total mutual funds	179,843	27,938	207,781
Common stock	—	105	105

	$179,843	$28,043	$207,886

	2008
	Available-	CFS	Total
(in thousands)	for-Sale	Securities	Securities

Mutual Funds
Equity	$45,992	$32,671	$78,663
Fixed income	72,418	—	72,418
Defensive equity	21,129	—	21,129
Other	814	—	814

Total mutual funds	140,353	32,671	173,024
Common stock	—	131	131

	$140,353	$32,802	$173,155

Of the $207.8 million and $173.0 million investments in mutual funds at December 31, 2009 and 2008, respectively, $169.5 million and $140.9 million was invested in affiliated mutual funds. The defensive equity mutual funds include the asset class pursuing equity market upside with less potential downside than an all equity portfolio accomplished through a blend of convertible, equity and high yield instruments.

During 2008, the Company sold $368.2 million of investment securities and, based on the specific identification of the cost basis, realized a net loss of $134.2 million. The following table provides a summary of changes in and results from certain investment activities for the years ended December 31, 2009, 2008 and 2007.

(in thousands)	2009	2008	2007

Available-for-sale securities:
Proceeds from sale	$—	$368,233	$7

Gross realized gains on sales	—	21,022	3

Gross realized losses on sales	—	(155,174)	—

Unrealized gains (losses)	34,778	(724)	9,683

Net gains (losses) reclassified out of accumulated other comprehensive income to earnings	—	(148,729)	3

CFS securities:
Unrealized gains (losses)	9,808	(17,680)	385

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The cumulative net unrealized gains (losses) on available-for-sale securities consisted of the following as of December 31, 2009 and 2008:

(in thousands)	2009	2008

Total cumulative unrealized gains on available-for-sale securities with net gains:
Equity	$21,965	$90
Defensive equity	7,668	70
Fixed income	6,565	678
Other	2	—

Total gains	36,200	838
Total cumulative unrealized losses on available-for-sale securities with net losses:
Equity	(26)	(75)
Defensive equity	(23)	(81)
Other	(270)	(583)

Total losses	(319)	(739)

Total cumulative net unrealized gains (losses) on available-for-sale securities	$35,881	$99

The aggregate fair value of available-for-sale investment securities that were in an unrealized loss position at December 31, 2009 and 2008 was $1.5 million and $1.1 million, respectively. The cumulative losses on securities that had been in a continuous loss position for 12 months or longer were immaterial as of the end of each reporting period.

At December 31, 2009, the Company believes all unrealized losses to be only temporary and has the intent and ability to hold these securities for a period of time sufficient to allow for recovery of the market value. The Company determined that an other-than temporary impairment on certain of its investment securities existed at December 31, 2008 and, as a result, recorded a realized loss on its investment portfolio of $14.6 million, or $1.9 million, net of non-controlling interests’ and income taxes, in the fourth quarter of 2008.

(5)	Derivative Assets and Liabilities

In order to reduce the volatility in fair value of the Calamos corporate investment portfolio, the Company uses exchange traded equity option contracts as an economic hedge against price changes in its investment securities portfolio. The Company’s investment securities, totaling $207.9 million at December 31, 2009, consists primarily of positions in several Calamos equity, convertible and fixed income mutual funds. The equity price risk in the investment portfolio is hedged using exchange-traded put and call option contracts on several major equity market indices that correlate most closely with the change in value of the portfolio being hedged. The use of both purchased put and sold call options is part of a single strategy to minimize downside risk in the hedged portfolio, while participating in a portion of the upside of a market rally. The Company may adjust its hedge position in response to movement and volatility in prices and changes in the composition of the hedged portfolio, but generally is not actively buying and selling derivative contracts.

The fair value of purchased puts and sold call contracts are reported in derivative assets and derivative liabilities, respectively, in the consolidated statements of financial condition. Net losses on these contracts of $21.7 million and gains of $47.8 million for the years ended December 31, 2009 and 2008, respectively, are reported in investment and other income (loss) in the consolidated statements of operations. The Company is using these derivatives for risk management purposes but has not designated the contracts as hedges for accounting purposes.

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6)	Partnership Investments

Presented below are the underlying assets and liabilities of Calamos Market Neutral Opportunities Fund LP that the Company reports on a net basis and the investments in other partnerships, which are accounted for under the equity method. Collectively, these investments are presented as partnership investments in the consolidated statements of financial condition as of December 31, 2009 and 2008.

(in thousands)	2009	2008

Calamos Market Neutral Opportunities Fund LP:
Securities owned	$21,976	$27,038
Securities sold but not yet purchased	(10,934)	(5,697)
Accrued expenses and other current liabilities	(112)	(7,525)
Other current assets	8,222	886

Calamos Market Neutral Opportunities Fund LP securities, net	19,152	14,702
Investment in other partnerships	18,397	13,769

Partnership investments	$37,549	$28,471

Prior to second quarter of 2008, the Company held a partnership investment in the Calamos Equity Opportunities Fund LP. During the second quarter of 2008, the Company liquidated Calamos Equity Opportunities Fund LP with total proceeds of $29.3 million. The Company recorded losses of $18.9 million for the twelve months ended December 31, 2008, which were offset by the non-controlling interests’ portion of $10.8 million, and are included in investment and other income (loss) in the consolidated statements of operations.

As of December 31, 2009 and 2008, the Company had a net interest of $17.5 million (91.5%) and $13.4 million (91.2%), respectively in Calamos Market Neutral Opportunities Fund LP. The non-controlling interests owned 8.5% and 8.8% of Calamos Market Neutral Opportunities Fund LP at December 31, 2009 and 2008, respectively and are presented in the consolidated statements of financial condition as non-controlling interest in partnership investments. During 2008, the Company sold $30.0 million of its investment in the partnership and realized a loss of $6.1 million, which is included in investments and other income (loss) in the consolidated statements of operations.

In December 2008, the Company sold $81.9 million of its investment in the Offshore Funds and, based on a specific identification of the cost basis, realized a loss of $56.1 million, which is included in investments and other income (loss) in the consolidated statements of operation. Following this sale, the Company is no longer the majority owner of the Offshore Funds. As a result, as of December 31, 2008 the Company’s investment in Offshore Funds is recorded using the equity method of accounting based on the net asset value of its investment and is classified as an available-for-sale security in investment securities in the consolidated statement of financial condition.

As of December 31, 2009 and 2008, the Company held non-controlling interests in certain other partnerships, and therefore, accounted for these investments using the equity method. These investments are presented collectively as investment in other partnerships in the table above.

(7)	Fair Value Measurements

The fair value of certain assets and liabilities are segregated into a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows: Level 1 — observable inputs such as quoted prices in active markets; Level 2 — inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and Level 3 — unobservable inputs in which there is little or no market data, and require the reporting entity to develop its own assumptions. For each period presented, the Company did not have any positions in Level 3 securities.

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments are presented in the financial statements at fair value in accordance with accounting principles generally accepted in the United States of America. Investments in mutual funds are stated at fair value based on published net asset values of shares owned by the Company. Investments in securities traded on a national securities exchange are stated at the last reported sales price on the day of valuation. Other securities traded in the over-the-counter market and listed securities for which no sale was reported on that date are stated at the last quoted bid price, except for short sales positions and call options written, for which the last quoted asked price is used. Convertible bonds and other securities for which quotations are not readily available are valued at fair value as determined by the General Partner.

The following provides the hierarchy of inputs used to derive the fair value of the Company’s investment securities, derivative assets and liabilities, and securities and derivatives owned and securities sold but not yet purchased by the Partnership Investments as of December 31, 2009 and 2008, respectively. Foreign currency contracts are presented on a net basis where the right of offset exists, and no impact of these positions exists at December 31, 2009 and 2008.

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other
		Markets for	Observable
(in thousands)	December 31,	Identical Assets	Inputs
Description	2009	(Level 1)	(Level 2)

Investment securities (Note 4)
Mutual funds	$207,781	$207,781	$—
Common stocks	105	105	—

	207,886	207,886	—
Derivative assets (Note 5)
Exchange-traded put option contracts	1,720	1,720	—
Derivative liabilities (Note 5)
Exchange-traded call option contracts	(3,450)	(3,450)	—
Securities and derivatives owned by the Partnership Investments (Note 6)
Common stocks	532	532	—
Convertible preferred stocks	1,767	660	1,107
Purchased options	179	179	—
Convertible bonds	18,798	—	18,798
Corporate bonds	700	—	700

	21,976	1,371	20,605
Securities sold but not yet purchased Common stocks (Note 6)	(10,893)	(10,893)	—
Exchange-traded call option contracts	(41)	(41)	—

	(10,934)	(10,934)	—

Total	$217,198	$196,593	$20,605

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other
		Markets for	Observable
(in thousands)	December 31,	Identical Assets	Inputs
Description	2008	(Level 1)	(Level 2)

Investment securities (Note 4)
Mutual funds	$173,024	$173,024	$—
Common stocks	131	131	—

	173,155	173,155	—
Derivative assets (Note 5)
Exchange-traded put option contracts	14,288	14,288	—
Derivative liabilities (Note 5)
Exchange-traded call option contracts	—	—	—
Securities and derivatives owned by the Partnership Investments (Note 6)
Common stocks	6,947	6,645	302
Convertible preferred stocks	3,052	2,306	746
Purchased options	327	327	—
Convertible bonds	14,268	—	14,268
Corporate bonds	2,444	—	2,444

	27,038	9,278	17,760
Securities sold but not yet purchased Common stocks (Note 6)	(5,491)	(5,240)	(251)
Exchange-traded call option contracts	(206)	(206)	—

	(5,697)	(5,446)	(251)

Total	$208,784	$191,275	$17,509

(8)	Property and Equipment

At December 31, 2009 and 2008, property and equipment and related accumulated depreciation were as follows:

(in thousands)	2009	2008

Furniture, fixtures, and equipment
Cost	$73,086	$72,777
Accumulated depreciation	40,174	31,719

Furniture, fixtures, and equipment, net	$32,912	$41,058

(9)	Debt

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

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2008, the Company prepaid $400 million of its outstanding long-term debt and negotiated modifications to its debt covenants. The Company recorded $37.5 million of debt extinguishment costs in the consolidated statements of operations that was comprised of make-whole payments of $34.9 million, unamortized debt offering costs of $1.8 million and other expenses of $0.8 million.

Under the amended note purchase agreements governing the terms of these notes, Holdings must maintain certain consolidated net worth in addition to leverage, investment and interest coverage ratios. The amended note purchase agreements also contain other covenants that, among other things, restrict the ability of Holdings’ subsidiaries to incur debt and restrict the ability of Holdings or its subsidiaries to create liens and to merge or consolidate, or sell or convey all or substantially all of Holdings’ assets and places certain limitations on distributions and redemptions of equity interests. As of December 31, 2009, the Company was in compliance with all covenants.

The table below summarizes the outstanding debt balance at December 31, 2009 and 2008.

(in thousands)	2009	2008

Senior unsecured notes
5.24% notes due April 29, 2011	$32,886	$32,886
6.33% notes due July 15, 2014	46,160	46,160
6.52% notes due July 15, 2017	22,100	22,100
6.67% notes due July 15, 2019	23,854	23,854

Total senior unsecured notes	125,000	125,000
Less current portion	—	—

Total long-term debt	$125,000	$125,000

The aggregate average interest rate on the notes is 6.14% over the remaining life of the notes.

(10)	Common Stock

All shares of Class A Common Stock and Class B Common Stock are identical and entitle the holders to the same rights and privileges, except that the holders of Class B Voting Common Stock possess super-voting rights in the Company, unless otherwise required by law.

(11)	Profit Sharing Plan

The Company contributes to a defined contribution profit sharing plan (the PSP Plan) covering substantially all employees. Contributions to the PSP Plan are at the discretion of the Company and include both a discretionary profit sharing component and a matching component. For the years ended December 31, 2009, 2008 and 2007, the Company recorded expense for the contributions to the PSP Plan in the amounts of $3.6 million, $3.1 million and $4.5 million, respectively. This expense is included in employee compensation and benefits on the consolidated statements of operations.

(12)	Stock Based Compensation

Under the Company’s incentive compensation plan, which is designed to retain key employees, certain employees of the Company receive stock based compensation comprised of RSUs and stock options. A total of 10,000,000 shares of CAM’s common stock may be granted under the plan. Historically, RSUs have been settled with newly issued shares so that no cash was used by the Company to settle awards; however, the Company may also use treasury shares or issue new shares upon the exercise of stock options and upon conversion of RSUs.

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

RSUs entitle each recipient to receive a share of Class A common stock and a dividend equivalent to the actual dividends declared on CAM’s Class A common stock. RSUs are granted with no strike price and, therefore, the Company receives no proceeds when the RSUs vest. These awards, including accrued dividends, vest at the end of the restriction period, generally not to exceed six years after the grant date, and are expensed on a straight line basis over this period. During 2009 and 2008, 705,224 and 358,722 restricted stock units with an estimated fair value of $5.8 million and $7.1 million, respectively, were awarded to employees of the Company in accordance with the provisions of the plan. A summary of the RSU activity follows:

		Weighted
	Number	Average Fair
	of	Value of RSUs
	Shares	Granted

Outstanding at December 31, 2006	1,288,440	$20.51

Granted	256,469	27.58
Forfeited	(267,390)	20.44
Exercised upon vesting	(231,249)	18.00

Outstanding at December 31, 2007	1,046,270	22.82

Granted	358,722	19.92
Forfeited	(115,707)	22.81
Exercised upon vesting	(246,204)	18.00

Outstanding at December 31, 2008	1,043,081	22.96

Granted	705,224	8.21
Forfeited	(24,951)	17.58
Exercised upon vesting	(203,693)	19.51

Outstanding at December 31, 2009	1,519,661	16.67

Converted during the year ended December 31:
2007	162,184	18.00
2008	173,605	18.00
2009	170,896	19.51

At December 31, 2009, the Company had 1,519,661 RSUs outstanding with a weighted average remaining contractual life of 3.5 years and an aggregate intrinsic value of $17.5 million. The weighted average fair value of RSUs at the date of grant for the years ended December 31, 2009 and 2008 was $8.21 and $19.92 per share, respectively. The aggregate intrinsic value and the fair value of RSUs vested and exercised during 2009 and 2008 were $1.6 million and $5.8 million, respectively.

During 2009, 203,693 RSUs were exercised and, after 32,797 units were withheld for taxes, 170,896 RSUs were converted, on a one-for-one basis, for shares of CAM’s Class A common stock. The total intrinsic value and the fair value of the converted shares was $1.5 million. The total tax benefit realized in connection with the exercise of the RSUs during 2009 was $164,000, as the Company receives tax benefits equal to the fair value of CAM’s common stock on the exercise date, less the amount attributable to the non-controlling interest. During 2008, 246,204 RSUs were exercised and, after 72,599 units were withheld for taxes, 173,605 RSUs were converted, on a one-for-one basis, into shares of CAM’s Class A common stock. The total intrinsic value and the fair value of the converted shares was $4.0 million. The total tax benefit realized in connection with the exercise of the RSUs during 2008 was $527,000.

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock options entitle each recipient to purchase a share of Class A common stock in exchange for the stated exercise price upon vesting of each award. Under the plan, the exercise price of each option, which has a 10-year life, equals the market price of the Company’s stock on the date of grant. No new awards were granted during the year ended December 31, 2009; however, during 2008, 1,076,166 stock options with an estimated fair value of $7.2 million were awarded to employees of the Company in accordance with the provisions of the plan. The weighted average fair value of options at the date of grant for the year ended December 31, 2008 was $6.66 per option. These awards vest at the end of the restriction period, generally between four and six years after the grant date. The fair value of the award is expensed on a straight line basis over the vesting period. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2008	2007

Dividend yield	2.10%-2.27%	1.67%
Expected volatility	35%	35%
Risk-free interest rate	3.3%-4.7%	4.7%
Expected life	7.5 years	7.5 years

In May 2009, the stockholders of the Company approved an amendment to the Corporation’s Incentive Compensation Plan to allow for a stock option exchange program (the Program) designed to provide eligible employees an opportunity to exchange certain outstanding underwater stock options for a lesser amount of new options to be granted for a lower exercise price. The number of new stock options was determined using an exchange ratio designed to result in a fair value of the new stock options being approximately equal to the fair value of the stock options that were surrendered for exchange. The Company did not incur any incremental expense from the exchange program since the fair value of the new awards did not exceed the fair value of the awards surrendered. The Program expired on July 23, 2009 whereby 264,547 eligible stock options were tendered in exchange for 197,712 new options (net exchange of 66,835 options). The exercise price of the new stock options was $17.80, which is 120% of the closing price of the Company’s Class A common stock as of the exchange date.

Summarized information on the Company’s outstanding stock options at December 31, 2009 is as follows:

	Options Outstanding			Options Exercisable
		Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise	of	Contractual	Option	of	Option
Prices	Shares	Life	Price	Shares	Price

$17.80	197,712	6.9 years	$17.80	—	$—
$18.00-$29.11	2,010,475	6.8 years	21.99	425,426	20.09
$35.43	262,094	6.1 years	35.43	—	—

	2,470,281	6.7 years	23.08	425,426	$20.09

The outstanding options do not have an intrinsic value as the exercise price exceeded the market value in all cases.

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the stock option activity follows:

		Weighted
	Number	Average
	Of	Exercise
	Shares	Price

Outstanding at December 31, 2006	1,335,098	$25.30

Granted	769,407	27.58
Forfeited	(290,920)	24.73
Exercised	—	—

Outstanding at December 31, 2007	1,813,585	26.35

Granted	1,076,166	19.92
Forfeited	(301,425)	23.54
Exercised	—	—

Outstanding at December 31, 2008	2,588,326	24.01

Granted	—	—
Stock options exchanged, net	(66,835)	28.60
Forfeited	(51,210)	21.18
Exercised	—	—

Outstanding at December 31, 2009	2,470,281	23.08

Exercisable at December 31:
2007	—	—
2008	173,655	18.00
2009	425,426	20.09

During the year ended December 31, 2009, compensation expense recorded in connection with the RSUs and stock options was $8.6 million of which $1.9 million was credited as additional paid-in capital. For the twelve months ended December 31, 2008, compensation expense recorded in connection with the RSUs and stock options was $7.1 million of which $1.5 million was credited as additional paid-in capital. The amount of deferred tax asset created was $686,000, $545,000 and $608,000 during the years ended December 31, 2009, 2008 and 2007, respectively. At December 31, 2009, approximately $21.9 million of total unrecognized compensation expense related to unvested stock option and RSU awards is expected to be recognized over a weighted-average service period of 3.4 years.

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(13)	Non-Operating Income (Loss), Net of Non-controlling Interest in Partnership Investments

Non-operating income (loss), net of non-controlling interest in partnership investments was comprised of the following components for the years ended December 31, 2009, 2008 and 2007:

(in thousands)	2009	2008	2007

Interest income	$737	$2,334	$16,706
Interest expense	(7,801)	(32,010)	(19,555)

Net interest expense	(7,064)	(29,676)	(2,849)
Investment income (loss)	1,921	(295,793)	33,413
Debt extinguishment costs	—	(37,498)	—
Miscellaneous other income (loss)	233	(1,088)	935

Investment and other income (loss)	2,154	(334,379)	34,348

Non-operating income (loss)	(4,910)	(364,055)	31,499
Net (income) loss attributable to non-controlling interest in partnership investments	(336)	72,156	(1,598)

Non-operating income (loss), net of non-controlling interest in partnership investments	$(5,246)	$(291,899)	$29,901

(14)	Income Taxes

The provision for income taxes for the years ended December 31, 2009, 2008 and 2007 consist of the following:

(in thousands)	2009	2008	2007

Current:
Federal	$773	$(1,090)	$8,404
State:
CAM portion	189	(355)	2,001
Calamos Interests portion	331	—	—

Total current income taxes	1,293	(1,445)	10,405

Deferred:
Federal	6,059	(8,444)	6,672
State	527	6,102	1,589

Total deferred income taxes	6,586	(2,342)	8,261

Total income provision (benefit)	$7,879	$(3,787)	$18,666

Holdings is subject to certain income-based state taxes; therefore, income tax provision (benefit) reflect not only the portion attributed to CAM stockholders but also a portion of income tax provision (benefit) attributable to non-controlling interests.

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

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2004. The Internal Revenue Service (IRS) completed its examination of the Company’s U.S. income tax returns for years 2004, 2005 and 2006 in the third quarter of 2008. The IRS has proposed adjustments that increase Holdings’ taxable income by $1.3 million (plus additional amounts that may be asserted by the IRS as interest and penalties), approximately 23% of which will be attributed to CAM. Holdings’ proposed penalties are currently under appeal. The proposed IRS adjustments attributable to CAM are agreed upon and have been recorded as a current tax expense in 2009.

The following table reconciles the statutory federal income tax rate to the effective income tax rate for the years ended December 31, 2009, 2008 and 2007, respectively.

	2009	2008	2007

Statutory U.S. federal income tax rate	34.0%	35.0%	35.0%
Effect of higher tax rates in carryback period	—	0.6%	—
State income taxes, net of federal tax benefits	2.0%	2.0%	5.0%
Other non-deductible items	0.4%	(0.3)%	0.2%
Holdings’ state income taxes	1.5%	—	—
Impact on net deferred tax assets from change in statutory income tax rate	0.9%	(23.9)%	—

Effective income tax rate	38.8%	13.4%	40.2%
Calamos Interests state income taxes	(1.0)%	—	—

CAM effective income tax rate	37.8%	13.4%	40.2%

Deferred income taxes reflect the expected future tax consequences of temporary differences between carrying amounts and tax bases of the Company’s assets and liabilities. The significant components of deferred income taxes at December 31, 2009 and 2008 are as follows:

(in thousands)	2009	2008

Deferred tax assets:
Intangible assets	$74,030	$82,006
Capital loss carryforward	12,202	10,850
Other	3,992	4,918

Total deferred tax assets	90,224	97,774

Deferred tax liabilities:
Unrealized net holding gains on investments of available-for-sale securities	2,709	96
Deferred sales commission	916	1,360
Other	344	712

Total deferred tax liabilities	3,969	2,168

Net deferred tax assets	$86,255	$95,606

Deferred tax assets and liabilities are reflected on the Company’s consolidated statements of financial condition as net deferred tax assets. The current and non-current portions of the net deferred tax asset were $9.6 million and $76.7 million, respectively, at December 31, 2009 and $11.8 million and $83.8 million at December 31, 2008.

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In November 2004, the Company recorded a net deferred income tax asset of $119.9 million as a result of the purchase of 20,000,000 membership units from CFP, whereby the Company made an election under Section 754 of the Internal Revenue Code to mark to current market value all assets that it purchased. However, the assets acquired in connection with the purchase of the 3,000,000 membership units directly from Holdings do not qualify for mark-to-market treatment under Section 754. Most of the assets receiving the stepped-up basis for tax purposes are in the form of intangible assets, such as management contracts, distribution contracts and intellectual property. These intangible assets will generally be amortized over 15 years, and this amortization will create a future tax benefit of approximately $8.3 million per year, expiring in fiscal year 2019.

In 2009, CAM recorded a net deferred tax asset of $2.1 million as a result of a net recognized capital loss of $5.8 million. This $5.8 million capital loss carryforward will expire in 2014 if not used prior to that time. The Company believes that all deferred income tax assets will be realized; therefore, no valuation allowances have been established.

In 2008, CAM recorded an estimated net deferred tax asset of $10.8 million as a result of a net recognized capital loss of $34.7 million. The Company filed amended returns for tax years 2005 through 2007 to carry back $5.4 million of the capital losses. The remaining $29.3 million is a capital loss carryforward that will expire in 2013 if not used prior to that time. The Company believes that all deferred income tax assets will be realized; therefore, no valuation allowances have been established.

At December 31, 2009, the Company had no material unrecognized tax benefits and it does not anticipate any unrecognized tax benefits arising in the next 12 months that would result in a material change to its financial position. A reconciliation is not provided, as the beginning and ending amounts of unrecognized benefits are zero with no interim additions, reductions or settlements.

(15)	Earnings (Loss) Per Share

The following table reflects the calculation of basic and diluted earnings (loss) per share:

(in thousands, except per share amounts)	2009	2008	2007

Earnings (loss) per share — basic:
Earnings (loss) available to common shareholders	12,424	$(24,521)	$27,745
Weighted average shares outstanding	19,626	19,753	22,297

Earnings (loss) per share — basic	$0.63	$(1.24)	$1.24

Earnings (loss) per share — diluted:
Income (loss) before income taxes		$(204,958)	$204,592
Non-controlling interest in partnership investments		72,156	(1,598)
Less: Impact of revaluation of net deferred tax assets		32,888	—
Less: Impact of income taxes		(49,535)	81,644

Earnings (loss) available to common shareholders	$12,424	$(116,155)	$121,350

Weighted average shares outstanding	19,626	19,753	22,297
Exchange of Calamos Interests ownership for common stock	—	77,444	77,000
Dilutive impact of restricted stock units	328	252	386
Dilutive impact of stock options	—	—	78

Weighted average shares outstanding	19,954	97,449	99,761

Earnings (loss) per share — diluted	$0.62	$(1.24)	$1.22

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Diluted shares outstanding for 2009, 2008 and 2007 are calculated (a) assuming that Calamos Interests exchanged all of their ownership interest in Holdings and their CAM Class B common stock for shares of CAM’s Class A common stock (the Exchange) and (b) including the effect of outstanding dilutive equity incentive compensation awards. The number of diluted shares outstanding for 2008 presented above reflects the economic impact that (a) and (b) would have on the Company’s diluted shares outstanding. Because the Company generated a loss in 2008, the number of diluted shares outstanding used in calculating diluted results per share was 19.8 million, representing weighted average basic shares outstanding as the economic impact of the Calamos Interests’ Exchange and the effect of stock based compensation would have been anti-dilutive. For 2009, the impact of the Exchange was anti-dilutive and, therefore, is excluded from the calculation of diluted earnings (loss) per share.

Effective March 1, 2009, stockholders holding a majority of the combined voting power of the outstanding shares of CAM’s Class A and Class B common stock consented to an amendment to its Amended and Restated Certificate of Incorporation where the (1) formula pursuant to which the Class B voting rights are determined was revised and (2) exchange ratio governing the amount of Class A shares issued upon exchange of the Calamos Interests’ ownership of Holdings was amended. After giving effect to the amendments, (i) the Class B stockholders are entitled to the same or fewer votes per share given the relative ownership interests in Holdings, and (ii) the exchange of Calamos Interests’ ownership in Holdings for shares of Class A common stock is based on a fair market value approach and results in the Calamos Interests being entitled to the same or fewer shares of Class A common stock.

The Company uses the treasury stock method to reflect the dilutive effect of unvested RSUs and unexercised stock options on diluted earnings per share. Under the treasury stock method, if the average market price of common stock increases above the option’s exercise price, the proceeds that would be assumed to be realized from the exercise of the option would be used to acquire outstanding shares of common stock. However, the awards may be anti-dilutive even when the market price of the underlying stock exceeds the related exercise price. This result is possible because compensation cost attributed to future services and not yet recognized is included as a component of the assumed proceeds upon exercise. The dilutive effect of such options and RSUs would increase the weighted average number of shares used in the calculation of diluted earnings per share.

The following table shows the number of shares which were excluded from the computation of diluted earnings per share as they were anti-dilutive:

	2009	2008	2007

Exchange of Calamos Interests’ membership units in Holdings for shares of Class A common stock on a one-for-one basis	47,923,822	77,444,069	—
Restricted stock units	897,064	755,876	—
Stock options	2,472,381	2,588,326	1,282,721

Total	51,293,267	80,788,271	1,282,721

Assuming an Exchange at December 31, 2009, 47.9 million shares would be issued to the Calamos Interests. The formula for exchanging ownership interest in Holdings for shares of CAM’s Class A common stock is set forth in the Company’s Second Amended and Restated Certificate of Incorporation (filed as Exhibit 3(i) to the 2008 Annual Report on Form 10-K). For illustrative purposes the Exchange is based in part on the NASDAQ Global Select Market closing price of CAM’s Class A common stock on December 31, 2009 and on management’s estimation of the fair market value of CAM’s net assets other than its ownership interest in Holdings. In the event of an actual Exchange, the majority of the Company’s independent directors may determine the fair market value of a share of CAM’s Class A common stock to be other than the closing price and will determine the fair market value of CAM’s net assets other than its ownership in Holdings.

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In the normal course of business, the Company may be subject to various legal proceedings from time to time. As of December 31, 2009, there are no material legal proceedings pending against the Company or the Company’s subsidiaries.

The Company leases office space and computer equipment under long-term operating leases expiring at various dates throughout fiscal year 2025. Lease expenses for years ended December 31, 2009, 2008 and 2007 were $4.9 million, $4.9 million and $4.6 million respectively. At December 31, 2009, the Company’s aggregate future minimum payments for operating leases having initial or non-cancelable terms greater than one year were payable as follows:

Minimum
(in thousands)	Payments

Year ended December 31:
2010	$4,665
2011	4,252
2012	4,316
2013	4,409
2014	4,538
Thereafter	48,268

Total minimum lease payments	$70,448

(17)	Regulatory and Net Capital Requirements

As a broker-dealer, CFS is subject to the Securities and Exchange Commission’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, and requires that the ratio of aggregate indebtedness to net capital (net capital ratio), as defined, shall not exceed 15 to 1. As of December 31, 2009 and 2008, the net capital, the excess of the required net capital and the net capital ratio were as follows:

(Dollars in thousands)	2009	2008

Net capital	$37,926	$26,240
Excess of required net capital	$36,823	$25,342
Net capital ratio	0.44 : 1.0	0.51 : 1.0

CFS is not required to compute the Reserve Requirements under Exhibit A of Rule 15c3-3(k)(2)(i) or to include Information Relating to the Possession or Control Requirements under Rule 15c3-3, because the Registrant operates primarily with the purpose of distributing mutual fund shares and does not hold customer funds or safekeep customer securities.

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(18)	Concentration Risk

For the years ended December 31, 2009, 2008 and 2007, total revenues derived from services provided to two Company-sponsored mutual funds, the Calamos Growth Fund and the Calamos Growth and Income Fund, were as follows:

	2009	2008	2007

Calamos Growth Fund	34%	40%	43%
Calamos Growth and Income Fund	15%	16%	17%

(19)	Common Stock Repurchase and Capital Contribution

The Board of Directors authorized the Company to repurchase up to 4 million shares of Class A common stock, all of which have been repurchased. During 2007, the Company repurchased 2,452,100 shares at an aggregated cost of $60.6 million. During 2008, the Company repurchased the remaining 1,547,900 shares at an aggregated cost of $34.6 million. In order to provide CAM with cash to repurchase shares, CAM sold membership units to Holdings equal to the number of shares of Class A common stock that it repurchased, thus reducing CAM’s ownership in Holdings. These transactions are included in the consolidated statements of changes in stockholders’ equity.

During the third quarter of 2008, CAM contributed $33.3 million of investment securities to Holdings in exchange for 1,858,113 membership units and the Calamos Interests contributed $31.3 million of investment securities to Holdings in exchange for 1,747,628 membership units. The consolidated impact of the $64.6 million capital contribution was an increase of $13.8 million in additional paid-in capital and an increase of $50.9 million in non-controlling interest in Holdings. The net effect of these contributions increased CAM’s ownership in Holdings by 1.1%. CAM did not issue shares of its Class A common stock in connection with these contributions. As a result at December 31, 2008, the membership units then owned by CAM exceeds the shares of Class A common stock outstanding.

(20)	Quarterly Financial Information (Unaudited)

	At or for the Quarter Ended
(In thousands, except	2008				2009
share data)	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31

Assets under management (in millions)	$40,906	$41,210	$33,329	$24,040	$23,469	$27,032	$30,543	$32.714
Total revenue	110,693	112,238	101,807	66,851	59,569	67,079	73,798	81,292
Total operating expenses	66,264	63,127	57,696	45,405	46,379	45,695	46,424	45,182

Operating income	44,429	49,111	44,111	21,446	13,190	21,384	27,374	36,110

Net income (loss)	$449	$1,896	$(799)	$(26,067)	$3,352	$1,787	$2,590	$4,695

Diluted earnings (loss) per share	$0.02	$0.09	$(0.05)	$(1.34)	$0.17	$0.09	$0.13	$0.23

Diluted shares outstanding	97,621,495	97,051,708	96,829,687	98,551,808	19,751,288	19,990,070	20,090,555	20,080,566

In calculating the 2009 per share results for the quarters ended March 31, 2009, June 30, 2009 and September 30, 2009, the effective tax rates applied to income before non-controlling interest in Calamos Holdings LLC and income tax provision (benefits) were 38.5%, 37.4% and 37.8%. In calculating the 2008 per share results for the quarters ended March 31, 2008, June 30, 2008 and September 30, 2008, the effective tax rates applied to income before non-controlling interest in Calamos Holdings LLC and income tax provision (benefits) were 40.3%, 36.9% and 33.0%, respectively.

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(21)	Recently Issued Accounting Pronouncements

Accounting Standards Adopted During Fiscal Year 2009

In the fourth quarter, the Company adopted a new accounting standard issued by the Financial Accounting Standards Board (FASB) that permits, as a practical expedient, a reporting entity to measure the fair value of an investment in certain entities on the basis of the net asset value per share of the investment. The Company adopted the standard, which had no impact on the Company’s consolidated financial statements.

During the fourth quarter, the Company adopted a new FASB standard which clarifies the scope of the decrease in ownership provision under Topic 810 and expands the disclosure requirements about deconsolidation of a subsidiary or derecognition of a group of assets. The Company’s consolidated financial statements reflect the required disclosures.

In the third quarter, the Company adopted a new FASB standard that provides clarification surrounding circumstances in which a quoted price in an active market for an identical liability is not available, a reporting entity is required to measure fair value using the quoted price of the identical liability when traded as an asset, quoted price for similar liabilities or similar liabilities when traded as an asset, or utilize a valuation technique. The Company adopted the standard, which had no impact on the Company’s consolidated financial statements.

In the third quarter, the Company adopted the FASB Accounting Standards Codification (the Codification), which is now the sole source of authoritative U.S. GAAP and supersedes all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. As the Codification does not change U.S. GAAP, the adoption of the Codification had no impact on the Company’s consolidated financial statements.

In the second quarter, the Company adopted a new FASB standard which requires disclosures about fair value of financial instruments for interim reporting periods and requires entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments and describe changes in methods and significant assumptions, in both interim and annual financial statements. The Company’s consolidated financial statements reflect the required disclosures.

In the second quarter, the Company adopted a new FASB standard which amends the guidance for determining whether an other-than-temporary impairment exists on debt securities. The standard had no impact on the Company’s consolidated financial statements as it is not currently a direct holder of debt securities.

In the second quarter, the Company adopted a new FASB standard which provides guidance for estimating the fair value of assets and liabilities when the volume and level of trade activity for the asset or liability have significantly decreased and emphasizes that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The standard had no impact on the Company’s consolidated financial statements.

In the second quarter, the Company adopted a new FASB standard which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The rules concerning recognition and disclosure of subsequent events will remain substantially unchanged from current generally accepted auditing standards. Additionally, disclosure of the date through which an entity has evaluated subsequent events and the basis for that date is required. The Company adopted this standard and included the appropriate disclosures in its consolidated financial statements.

In the first quarter, the Company adopted a new FASB standard which establishes requirements for how the acquirer in a business combination recognizes, measures and discloses identified assets and goodwill acquired, liabilities assumed, and any non-controlling interests. The standard had no impact on the Company’s consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the first quarter, the Company adopted a new FASB standard which establishes accounting and reporting requirements for non-controlling interest, previously referred by the Company as minority interest. The standard requires non-controlling interest to be reported as a component of equity on the consolidated statements of financial position and the amount of net income attributable to non-controlling interest to be identified on the consolidated statements of income. The Company applied the presentation to its consolidated financial statements for all periods presented.

In the first quarter, the Company adopted a new FASB standard which requires additional disclosures for derivative instruments and hedging activities. The Company included the appropriate disclosures in its consolidated financial statements.

New Accounting Standards Not Yet Adopted

In June 2009, the FASB issued a new statement which modifies the analysis required to determine whether a company’s variable interest(s) give it a controlling financial interest in a variable interest entity (VIE). This analysis identifies the primary beneficiary of a VIE as the enterprise that has both the power to direct the activities of a VIE and the obligation to absorb losses or the right to receive benefits of the VIE. The standard is effective for fiscal years beginning after November 15, 2009. In November 2009, the FASB issued a proposed standard update which defers the requirements of this new standard for asset managers’ interests in entities that apply the specialized accounting guidance for investment companies or that have the attributes of investment companies. The proposed standard update, once finalized, is expected to be effective for fiscal years beginning after November 15, 2009. The Company is evaluating the impact that this standard will have on its consolidated financial statements, if any.

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

Management’s Report on Internal Control Over Financial Reporting and McGladrey & Pullen, LLP’s Report of Independent Registered Public Accounting Firm are included in Item 8 of Part II, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Item 9B.	Other Information

None

PART III

Item 10.	Directors and Executive Officers of the Registrant

Management		Directors

John P. Calamos, Sr. Chairman, Chief Executive Officer and Co-Chief Investment Officer	James J. Boyne President of Distribution and Operations, Secretary	John P. Calamos, Sr. Chairman, Chief Executive Officer and Co-Chief Investment Officer

Nick P. Calamos President of Investments and Co-Chief Investment Officer	Gary J. Felsten Senior Vice President and Director of Human Resources	Nick P. Calamos President of Investments and Co-Chief Investment Officer

James F. Baka Executive Vice President — Wealth Management	Cristina Wasiak Senior Vice President and Chief Financial Officer	G. Bradford Bulkley Founder Bulkley Capital, L.P.

Nimish S. Bhatt Senior Vice President and Director of Operations	Randall T. Zipfel Senior Vice President and Chief Operating Officer — Investments and IT	Mitchell S. Feiger President and Chief Executive Officer MB Financial, Inc.

Richard W. Gilbert President Gilbert Communications, Inc.

Arthur L. Knight Private Investor and Business Consultant Former President and Chief Executive Officer Morgan Products, Ltd.

Additional information regarding the Directors and Executive Officers of the Company and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference from our definitive proxy statement for our 2010 Annual Meeting of Stockholders (the “Proxy Statement”).

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

Information required for this Item is incorporated herein by reference to the registrant’s proxy statement for its annual meeting of shareholders on June 4, 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required for this Item is incorporated herein by reference to the registrant’s proxy statement for its annual meeting of shareholders on June 4, 2010.

Item 13.	Certain Relationships and Related Transactions

Information required for this Item is incorporated herein by reference to the registrant’s proxy statement for its annual meeting of shareholders on June 4, 2010.

Item 14.	Principal Accountant Fees and Services

Information required for this Item is incorporated herein by reference to the registrant’s proxy statement for its annual meeting of shareholders on June 4, 2010.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report.

1. Financial Statements: See Item 8 of Part II.

2. Financial Statement Schedules: None.

3. List of Exhibits:

Exhibit
Number	Description of Exhibit

3(i)	Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3(i) to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2009).
3(ii)	Second Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3(ii) to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2009).
4.1	Stockholders’ Agreement among John P. Calamos, Sr., Nick P. Calamos and John P. Calamos, Jr., certain trusts controlled by them, Calamos Family Partners, Inc. and the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 3, 2004).
4.2	Registration Rights Agreement between Calamos Family Partners, Inc., John P. Calamos, Sr. and the Registrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 3, 2004).
4.3	Note Purchase Agreement, dated as of July 13, 2007, by and among Calamos Holdings LLC and various institutional investors (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2007).
4.4	Waiver and First Amendment to 2007 Note Purchase Agreement, dated as of December 22, 2008, between Calamos Holdings LLC and various institutional investors (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2008).
4.5	Note Purchase Agreement, dated as of April 29, 2004, between Calamos Holdings LLC and various institutional investors (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2008).
4.6	Amendment No. 1 to Note Purchase Agreement dated as of October 15, 2004 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2008).
4.7	Waiver and Second Amendment to 2004 Note Purchase Agreement, dated as of December 22, 2008, between Calamos Holdings LLC and various institutional investors (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2008).
10.1	Employment Agreement between the Registrant and John P. Calamos, Sr. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 3, 2004).
10.2	Employment Agreement between the Registrant and Nick P. Calamos (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 3, 2004).
10.3	Amendment Number 1 to Employment Agreement between the Registrant and Nick P. Calamos (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2007).
10.4	Employment Agreement between the Registrant and James F. Baka (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2008).

Exhibit
Number	Description of Exhibit

10.5	Omnibus Amendment Relating to Code Section 409A (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2009).
10.6	Calamos Asset Management, Inc. Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 3, 2004).
10.7	Form of Equity Award Statement (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2009).
10.8	Form of Non-Employee Equity Award Statement (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2009).
10.9	Contribution Agreement between the Registrant and Calamos Holdings LLC (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 3, 2004).
10.10	Tax Indemnity Agreement among the Registrant, Calamos Family Partners, Inc. and Calamos Holdings LLC (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 3, 2004).
10.11	Fourth Amended and Restated Limited Liability Company Agreement of Calamos Holdings LLC by and among Calamos Family Partners, Inc., John P. Calamos, Sr. and the Registrant.
10.12	Management Services and Resources Agreement by and among the Registrant, Calamos Family Partners, Inc. and Calamos Property Holdings LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2007).
10.13	Lease Agreement between 2020 Calamos Court LLC and Calamos Holdings LLC (formerly with Calamos Holdings, Inc. (incorporated by reference to Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 2005).
10.14	Lease Agreement between CityGate Centre I LLC and Calamos Holdings LLC (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2007).
21.1	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm, McGladrey & Pullen, LLP.
23.2	Consent of Independent Registered Public Accounting Firm, KPMG LLP.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

Upon written request by a stockholder to our Secretary at 2020 Calamos Court, Naperville, Illinois 60563, any exhibit shall be available at a reasonable charge (which will be limited to our reasonable expenses in furnishing such exhibits).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 5, 2010.

CALAMOS ASSET MANAGEMENT, INC.

By:	/s/ Cristina Wasiak
Name:     Cristina Wasiak

Title:	Senior Vice President,
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John P. Calamos, Sr. John P. Calamos, Sr.	Chairman of the Board, Chief Executive Officer and Co-Chief Investment Officer (Principal Executive Officer)	March 5, 2010

/s/ Cristina Wasiak Cristina Wasiak	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	March 5, 2010

/s/ Nick P. Calamos Nick P. Calamos	President of Investments and Co-Chief Investment Officer, Director	March 5, 2010

/s/ G. Bradford Bulkley G. Bradford Bulkley	Director	March 5, 2010

/s/ Mitchell S. Feiger Mitchell S. Feiger	Director	March 5, 2010

/s/ Richard W. Gilbert Richard W. Gilbert	Director	March 5, 2010

/s/ Arthur L. Knight Arthur L. Knight	Director	March 5, 2010