Form 10-Q
period 2010-03-31
Calamos Asset Management, Inc. /DE/
filed 2010-05-06
CIK 1299033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED:
March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
At April 28, 2010, the company had 19,893,630 shares of Class A common stock and 100 shares of Class B common stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share data)

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$115,002	$145,431
Receivables:
Affiliates and affiliated funds	18,419	17,174
Customers	9,898	9,315
Investment securities	241,168	207,886
Derivative assets	1,276	1,720
Partnership investments	38,313	37,549
Prepaid expenses	3,641	2,741
Deferred tax assets, net	9,816	9,610
Other current assets	1,589	2,133

Total current assets	439,122	433,559

Non-current assets:
Deferred tax assets, net	74,695	76,646
Deferred sales commissions	11,941	12,705
Property and equipment, net of accumulated depreciation ($42,524 at March 31, 2010 and $40,174 at December 31, 2009)	30,747	32,912
Other non-current assets	1,174	1,256

Total non-current assets	118,557	123,519

Total assets	$557,679	$557,078

LIABILITIES
Current liabilities:
Payables to brokers	$16,960	$16,102
Accrued compensation and benefits	6,628	15,768
Interest payable	1,968	3,026
Derivative liabilities	2,682	3,450
Accrued expenses and other current liabilities	3,337	3,711

Total current liabilities	31,575	42,057

Long-term liabilities:
Long-term debt	125,000	125,000
Deferred rent	9,452	9,419
Other long-term liabilities	576	776

Total long-term liabilities	135,028	135,195

Total liabilities	166,603	177,252

STOCKHOLDERS’ EQUITY
Class A Common Stock, $0.01 par value; authorized 600,000,000 shares; 23,893,630 shares issued and 19,893,630 shares outstanding at March 31, 2010; 23,668,583 shares issued and 19,668,583 shares outstanding at December 31, 2009	239	237
Class B Common Stock, $0.01 par value; authorized 1,000 shares; 100 shares issued and outstanding at March 31, 2010 and December 31, 2009	0	0
Additional paid-in capital	210,687	209,895
Retained earnings	49,334	46,035
Accumulated other comprehensive income	4,411	4,362
Treasury stock at cost; 4,000,000 shares at March 31, 2010 and December 31, 2009	(95,215)	(95,215)

Calamos Asset Management, Inc. stockholders’ equity	169,456	165,314

Non-controlling interest in Calamos Holdings LLC	219,988	212,887
Non-controlling interest in partnership investments	1,632	1,625

Total non-controlling interest	221,620	214,512

Total stockholders’ equity	391,076	379,826

Total liabilities and stockholders’ equity	$557,679	$557,078

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2010 and 2009
(in thousands, except share data)
(unaudited)

	2010	2009
REVENUES
Investment management fees	$58,570	$42,001
Distribution and underwriting fees	21,835	17,028
Other	725	540

Total revenues	81,130	59,569

EXPENSES
Employee compensation and benefits	20,132	18,091
Distribution expenses	16,790	12,478
Amortization of deferred sales commissions	2,566	4,654
Marketing and sales promotion	2,732	2,522
General and administrative	8,392	8,634

Total operating expenses	50,612	46,379

Operating income	30,518	13,190

NON-OPERATING INCOME
Net interest expense	(1,844)	(1,786)
Investment and other income	8,753	14,071

Total non-operating income	6,909	12,285

Income before income tax provision	37,427	25,475
Income tax provision	3,222	2,417

Net income	34,205	23,058
Net income attributable to non-controlling interest in Calamos Holdings LLC	(29,387)	(19,675)
Net income attributable to non-controlling interest in partnership investments	(7)	(31)

Net income attributable to Calamos Asset Management, Inc.	$4,811	$3,352

Earnings per share:
Basic	$0.24	$0.17

Diluted	$0.24	$0.17

Weighted average shares outstanding:
Basic	19,820,744	19,606,936

Diluted	20,122,940	19,751,288

Cash dividends per share	$0.075	$0.055

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2010
(in thousands)
(unaudited)

	CALAMOS ASSET MANAGEMENT, INC. STOCKHOLDERS					Non-controlling
		Additional		Accumulated Other		interest in	Non-controlling
	Common	Paid-in	Retained	Comprehensive	Treasury	partnership	interest in Calamos
	Stock	Capital	Earnings	Income	Stock	investments	Holdings LLC	Total
Balance at Dec. 31, 2009	$237	$209,895	$46,035	$4,362	$(95,215)	$1,625	$212,887	$379,826

Net income	—	—	4,811	—	—	7	29,387	34,205

Changes in unrealized gains on available-for- sale securities, net of income taxes	—	—	—	717	—	—	4,156	4,873
Reclassification adjustment for realized gains on available-for-sale securities included in income, net of income tax	—	—	—	(732)	—	—	(7,164)	(7,896)

Total comprehensive income								31,182
Issuance of common stock (225,047 Class A common shares)	2	(2)	—	—	—	—	—	—
Cumulative impact of changes in ownership of Calamos Holdings LLC	—	279	(3)	64	—	—	(1,413)	(1,073)
Compensation expense recognized under stock incentive plans	—	515	—	—	—	—	1,866	2,381
Dividend equivalent accrued under stock incentive plans.	—	—	(28)	—	—	—	(98)	(126)
Distribution to non-controlling interests	—	—	—	—	—	—	(19,633)	(19,633)
Dividends declared	—	—	(1,481)	—	—	—	—	(1,481)

Balance at March 31, 2010	$239	$210,687	$49,334	$4,411	$(95,215)	$1,632	$219,988	$391,076

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2010 and 2009
(in thousands)
(unaudited)

	2010	2009
Cash and cash equivalents at beginning of period	$145,431	$59,425

Cash flows from operating activities:
Net income	34,205	23,058
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	2,566	4,654
Other depreciation and amortization	2,457	2,468
Change in unrealized depreciation (appreciation) on trading securities, derivative assets, derivative liabilities and partnership investments, net	(601)	7,789
Net realized gain on sale of investment securities, derivative assets and derivative liabilities	(7,104)	(20,788)
Deferred taxes	1,995	2,426
Stock based compensation	2,381	1,959
Employee taxes paid on vesting under stock incentive plans	(1,017)	(175)
(Increase) decrease in assets:
Receivables:
Affiliates and affiliated funds, net	(1,245)	255
Customers	(583)	24
Deferred sales commissions	(1,802)	(1,333)
Other assets	(687)	7,999
Increase (decrease) in liabilities:
Payables to brokers	858	(609)
Accrued compensation and benefits	(9,140)	(4,972)
Accrued expenses and other liabilities	(1,400)	(1,058)

Net cash provided by operating activities	20,883	21,697

Cash flows provided by (used in) investing activities:
Net additions to property and equipment	(261)	(136)
Purchase of investment securities	(119,657)	(768)
Proceeds from sale of investment securities	93,855	—
Net (purchases) sales of derivatives	(4,097)	22,741
Net changes in partnership investments	(95)	(118)

Net cash provided by (used in) investing activities	(30,255)	21,719

Cash flows used in financing activities:
Deferred tax benefit on vesting under stock incentive plans	57	136
Distributions paid to non-controlling interests	(19,633)	(4,081)
Dividends paid to common stockholders	(1,481)	(1,078)

Net cash used in financing activities	(21,057)	(5,023)

Net increase (decrease) in cash	(30,429)	38,393

Cash and cash equivalents at end of period	$115,002	$97,818

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
(2) Basis of Presentation
The consolidated financial statements as of March 31, 2010 and for the three months ended March 31, 2010 and 2009 have not been audited by the Company’s independent registered public accounting firm. In the opinion of management, these statements contain all adjustments, including those of a normal recurring nature, necessary for fair presentation of the financial condition and results of operations. The results for the interim periods ended March 31 are not necessarily indicative of the results to be obtained for a full fiscal year. Certain amounts for the prior year have been reclassified to conform to the current year’s presentation. This Form 10-Q filing should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
Calamos Family Partners, Inc.’s (CFP) and John P. Calamos, Sr.’s (collectively, the Calamos Interests) combined 78.3% and 78.6% interest in Holdings at March 31, 2010 and 2009, respectively, is represented as non-controlling interest in Calamos Holdings LLC in the Company’s financial statements. Non-controlling interest in Calamos Holdings LLC is derived by multiplying the historical equity of Holdings by the Calamos Interests’ aggregate ownership percentage for the periods presented. Issuances and repurchases of CAM’s common stock may result in changes to CAM’s ownership percentage and to the non-controlling interests’ ownership percentage of Holdings. The Company’s corresponding changes to stockholders’ equity are reflected in the consolidated statement of changes in stockholders’ equity. Income is allocated to non-controlling interests based on the average ownership interest during the period in which the income is earned.
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
The assets and liabilities of the Partnership are presented on a net basis as partnership investments in the consolidated statements of financial condition, the net income is included in investment and other income in the consolidated statements of operations, and the change in partnership investments is included in the net changes in partnership investments in the consolidated statements of cash flows.
The Partnership is presented on a net basis in order to provide more clarity to the financial position and results of the core operations of the Company. The underlying assets and liabilities that are being consolidated are described in Note 5. The non-controlling interests of the Partnership are presented as non-controlling interests in partnership investments in the respective financial statements.
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

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(3) Investment Securities
The following table provides a summary of investment securities owned as of March 31, 2010 and December 31, 2009. As a registered broker-dealer, Calamos Financial Services LLC is required to carry all investment securities it owns (CFS Securities) at fair value and record all changes in fair value in current earnings. As such, unrealized gains and losses on CFS Securities are included in investment and other income together with realized gains and losses on all investment securities in the consolidated statements of operations.

	March 31, 2010
	Available-for-	CFS	Total Investment
(in thousands)	Sale	Securities	Securities
Mutual Funds
Equity	$96,831	$28,513	$125,344
Fixed income	85,001	—	85,001
Defensive equity	29,426	—	29,426
Other	1,285	—	1,285

Total mutual funds	212,543	28,513	241,056

Common stock	—	112	112

	$212,543	$28,625	$241,168

	December 31, 2009
	Available-for-	CFS	Total Investment
(in thousands)	Sale	Securities	Securities
Mutual Funds
Equity	$67,981	$27,938	$95,919
Fixed income	81,908	—	81,908
Defensive equity	28,736	—	28,736
Other	1,218	—	1,218

Total mutual funds	179,843	27,938	207,781

Common stock	—	105	105

	$179,843	$28,043	$207,886

Of the $241.1 million and $207.8 million investments in mutual funds at March 31, 2010 and December 31, 2009, respectively, $200.3 million and $169.5 million was invested in affiliated mutual funds.
The table below summarizes information on available-for-sale securities as well as unrealized gains (losses) on CFS Securities for the three months ended March 31, 2010 and 2009. No losses were realized on available-for-sale securities for the three months ended March 31, 2010.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended March 31,
(in thousands)	2010	2009
Available-for-sale securities:
Proceeds from sale	$93,855	$—

Gross realized gains on sales	10,229	—

Unrealized gains (losses)	5,308	(2,109)

Net gains reclassified out of accumulated other comprehensive income to earnings	8,638	—

CFS securities:
Unrealized gains (losses)	581	(1,640)

The cumulative net unrealized gains (losses) on available-for-sale securities consisted of the following as of March 31, 2010 and December 31, 2009:

	March 31,	December 31,
(in thousands)	2010	2009
Total cumulative unrealized gains on available-for-sale securities with net gains:
Equity	$21,942	$21,965
Defensive equity	8,353	7,669
Fixed income	2,561	6,581
Other	43	32

Total gains	32,899	36,247

Total cumulative unrealized losses on available-for-sale securities with net losses:
Equity	(39)	(26)
Defensive equity	(19)	(24)
Fixed income	(26)	(16)
Other	(265)	(300)

Total losses	(349)	(366)

Total cumulative net unrealized gains on available-for-sale securities	$32,550	$35,881

The aggregate fair value of available-for-sale investment securities that were in an unrealized loss position at March 31, 2010 and December 31, 2009 was $16.6 million and $1.5 million, respectively. The cumulative losses on securities that had been in a continuous loss position for 12 months or longer were immaterial as of the end of each reporting period.
The Company periodically evaluates its available-for-sale investments for other-than-temporary declines in value. Other-than-temporary declines in value may exist when the fair value of an investment security has been below the carrying value for an extended period of time. If an other-than-temporary decline in value is determined to exist, the unrealized investment loss, net of tax is recognized as a charge to net income in the period in which the other-than-temporary decline in value occurs, as well as an accompanying permanent adjustment to accumulated other comprehensive income. At March 31, 2010, the Company believes all unrealized losses to be only temporary and has the intent and ability to hold these securities for a period of time sufficient to allow for recovery in market value.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(4) Derivative Assets and Liabilities
In order to reduce the volatility in fair value of the Calamos corporate investment portfolio, the Company uses exchange traded equity option contracts as an economic hedge against price changes in its investment securities portfolio. The Company’s investment securities, totaling $241.2 million at March 31, 2010, consists primarily of positions in several Calamos equity, fixed income and defensive equity mutual funds. The equity price risk in the investment portfolio is hedged using exchange-traded put and call option contracts on several major equity market indices that correlate most closely with the change in value of the portfolio being hedged. The use of both purchased put and sold call options is part of a single strategy to minimize downside risk in the hedged portfolio, while participating in a portion of the upside of a market rally. The Company may adjust its hedge position in response to movement and volatility in prices and changes in the composition of the hedged portfolio, but generally is not actively buying and selling contracts.
The fair value of purchased puts and sold call contracts are reported in derivative assets and derivative liabilities, respectively, in the consolidated statements of financial condition. Net gains and losses on these contracts are reported in investment and other income in the consolidated statements of operations with net losses of $3.8 million and net gains of $14.5 million for the three months ended March 31, 2010 and 2009, respectively. The Company is using these derivatives for risk management purposes but has not designated the contracts as hedges for accounting purposes.
(5) Partnership Investments
Presented below are the underlying assets and liabilities of the partnerships that the Company reports on a net basis and the investments accounted for under the equity method. These investments are presented as partnership investments in its consolidated statements of financial condition as of March 31, 2010 and December 31, 2009.

	March 31,	December 31,
(in thousands)	2010	2009
Calamos Market Neutral Opportunities Fund LP:
Securities owned	$21,139	$21,976
Securities sold but not yet purchased	(10,675)	(10,934)
Accrued expenses and other current liabilities	(76)	(112)
Other current assets	8,897	8,222

Calamos Market Neutral Opportunities Fund LP, net	19,285	19,152

Investment in other partnerships	19,028	18,397

Partnership investments	$38,313	$37,549

As of March 31, 2010 and December 31, 2009, the Company held a controlling net interest of $17.7 million (91.5%) and $17.5 million (91.5%), respectively, in Calamos Market Neutral Opportunities Fund LP. The non-controlling interests totaled 8.5% of Calamos Market Neutral Opportunities Fund LP at March 31, 2010 and December 31, 2009, and are presented in the consolidated statements of financial condition as non-controlling interest in partnership investments.
As of March 31, 2010 and December 31, 2009, the Company held a non-controlling interest in certain other partnership investments and accounted for these investments using the equity method. These investments are presented collectively as investments in other partnerships in the table above.
(6) Fair Value Measurements
     The Company utilizes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows: Level 1 — observable inputs such as quoted prices in active markets; Level 2 — inputs, other than the quoted prices in active markets, that are observable either directly or indirectly (including quoted prices of similar securities, interest rates, credit

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
risk, etc.); and Level 3 — unobservable inputs in which there is little or no market data, and require the reporting entity to develop its own assumptions. For each period presented, the Company did not have any positions in Level 3 securities.
The following tables provide the hierarchy of inputs used to derive the fair value of the Company’s investment securities, derivative assets and liabilities, securities and derivatives owned and securities sold but not yet purchased by the Partnership and derivative liabilities of the Partnership as of March 31, 2010 and December 31, 2009, respectively. Foreign currency contracts are presented on a net basis where the right of offset exists, and no impact of these positions exists for either period presented.

		Fair Value Measurements Using
		Quoted Prices in
		Active Markets for	Significant Other
(in thousands)		Identical Assets	Observable Inputs
Description	March 31, 2010	(Level 1)	(Level 2)
Investment securities (Note 3)
Mutual funds	$241,056	$241,056	$—

Common stocks	112	112	—

	241,168	241,168	—

Derivative assets (Note 4)
Exchange-traded put option contracts	1,276	1,276	—

Derivative liabilities (Note 4)
Exchange-traded call option contracts	(2,682)	(2,682)	—

Securities and derivatives owned by the Partnership (Note 5)
Common stocks	530	530	—
Convertible preferred stocks	1,111	635	476
Purchased options	138	138	—
Convertible bonds	18,664	—	18,664
Corporate bonds	696	—	696

	21,139	1,303	19,836
Securities sold but not yet purchased by the Partnership and derivative liabilities (Note 5)
Common stocks	(10,668)	(10,668)	—
Exchange-traded call option contracts	(7)	(7)	—

	(10,675)	(10,675)	—

Total	$250,226	$230,390	$19,836

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Fair Value Measurements Using
		Quoted Prices in
		Active Markets for	Significant Other
(in thousands)		Identical Assets	Observable Inputs
Description	December 31, 2009	(Level 1)	(Level 2)
Investment securities (Note 3)
Mutual funds	$207,781	$207,781	$—

Common stocks	105	105	—

	207,886	207,886	—

Derivative assets (Note 4)
Exchange-traded put option contracts	1,720	1,720	—

Derivative liabilities (Note 4)
Exchange-traded call option contracts	(3,450)	(3,450)	—

Securities and derivatives owned by the Partnership (Note 5)
Common stocks	532	532	—
Convertible preferred stocks	1,767	660	1,107
Purchased options	179	179	—
Convertible bonds	18,798	—	18,798
Corporate bonds	700	—	700

	21,976	1,371	20,605
Securities sold but not yet purchased by the Partnership and derivative liabilities (Note 5)
Common stocks	(10,893)	(10,893)	—
Exchange-traded call option contracts	(41)	(41)	—

	(10,934)	(10,934)	—

Total	$217,198	$196,593	$20,605

(7) Fair Value of Financial Instruments
The fair value of long-term debt, which has a carrying value of $125 million, was approximately $137.2 million at March 31, 2010. Fair value estimates are calculated using discounted cash flows based on the Company’s incremental borrowing rates for the debt and market prices for similar bonds at the measurement date. This method of assessing fair value may differ from the actual amount realized.
The carrying value of all other financial instruments approximates fair value due to the short maturities of these financial instruments.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(8) Earnings Per Share
The following table reflects the calculation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
(in thousands, except per share data)	2010	2009
Earnings per share — basic
Earnings available to common shareholders	$4,811	$3,352
Weighted average shares outstanding	19,821	19,607

Earnings per share — basic	$0.24	$0.17

Earnings per share — diluted
Earnings available to common shareholders	$4,811	$3,352
Weighted average shares outstanding	19,821	19,607
Dilutive impact of restricted stock units	302	144

Weighted average diluted shares outstanding	20,123	19,751

Earnings per share — diluted	$0.24	$0.17

Diluted earnings per share is calculated (a) assuming the Calamos Interests exchanged all of their ownership interest in Holdings and their CAM Class B common stock for shares of CAM’s Class A common stock (collectively, the Exchange) and (b) including the effect of outstanding dilutive equity incentive compensation awards.
Effective March 1, 2009, the Company amended its certificate of incorporation requiring that the Exchange be based on a fair value approach (details of the amendment are set forth in the Company’s Schedule 14C filed with the Securities and Exchange Commission on January 12, 2009). The amendment results in the same or fewer shares of Class A common stock being issued at the time of the Exchange. The effects of the Exchange are anti-dilutive and are therefore excluded from the calculation of diluted earnings per share for the three months ended March 31, 2010 and 2009.
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
The following table shows the number of shares which were excluded from the computation of diluted earnings per share as they were anti-dilutive:

	Three Months Ended
	March 31,
	2010	2009
Exchange of Calamos Interests’ ownership interest in Holdings for shares of Class A common stock	52,506,228	20,005,231
Restricted stock units	44,083	1,051,049
Stock options	2,452,653	2,580,625

Total	55,002,964	23,636,905

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Assuming an Exchange at March 31, 2010, 52.5 million shares would be issued to the Calamos Interests. The formula for exchanging ownership interest in Holdings for shares of CAM’s Class A common stock is set forth in the Company’s Second Amended and Restated Certificate of Incorporation (filed as Exhibit 3(i) to the 2008 Annual Report on Form 10-K). For illustrative purposes the Exchange is based in part on the NASDAQ Global Select Market closing price of CAM’s Class A common stock on March 31, 2010 and on management’s estimation of the fair market value of CAM’s net assets other than its ownership interest in Holdings. In the event of an actual Exchange, the majority of the Company’s independent directors may determine the fair market value of a share of CAM’s Class A common stock to be other than the closing price and will determine the fair market value of CAM’s net assets other than its ownership in Holdings.
(9) Stock Based Compensation
Under the Company’s incentive compensation plan, certain employees of the Company receive stock based compensation comprised of stock options and RSUs. Historically, RSUs have been settled with newly issued shares so that no cash was used by the Company to settle awards; however, the Company may also use treasury shares or issue new shares upon the exercise of stock options and upon conversion of RSUs. The Company’s Annual Report on Form 10-K for the year ended December 31, 2009 provides details of this plan and its provisions.
During the three months ended March 31, 2010, the Company granted 523,826 RSUs. There were forfeitures of 17,628 stock options and 11,760 RSUs during the quarter.
During the three months ended March 31, 2010, 309,263 RSUs vested with 84,216 units withheld for taxes and 225,047 RSUs converted into an equal number of shares of CAM’s Class A common stock. The total intrinsic value and the fair value of the converted shares was $2.7 million. The total tax benefit realized in connection with the vesting of the RSUs during the three months ended March 31, 2010 was $325,000, as the Company receives tax benefits based upon the portion of Holdings’ income that it recognizes.
During the three months ended March 31, 2010, compensation expense recorded in connection with the RSUs and stock options was $2.4 million of which $515,000, after giving effect to the non-controlling interests, was credited as additional paid-in capital. During the three months ended March 31, 2009, expense recorded in connection with the RSUs and stock options was $2.0 million of which $419,000, after giving effect to the non-controlling interests, was credited as additional paid-in capital. The amount of deferred tax asset created was $191,000 and $155,000 during the three months ended March 31, 2010 and 2009, respectively. At March 31, 2010, approximately $22.6 million of total unrecognized compensation expense related to nonvested stock option and RSU awards is expected to be recognized over a weighted-average period of 3.7 years.
(10) Income Taxes
Holdings is subject to certain income-based state taxes; therefore, income taxes reflect not only the portion attributed to CAM stockholders but also a portion of income taxes attributable to non-controlling interests. CAM’s effective income tax rate for the three months ended March 31, 2010 and March 31, 2009 was approximately 37.6% and 38.5%, respectively.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(11) Non-operating Income, Net of Non-controlling Interest in Partnership Investments
Non-operating income, net of non-controlling interest in partnership investments, was comprised of the following components for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
(in thousands)	2010	2009
Interest income	$106	$164
Interest expense	(1,950)	(1,950)

Net interest expense	(1,844)	(1,786)

Investment income	8,602	13,880
Miscellaneous other income	151	191

Investment and other income	8,753	14,071

Non-operating income	6,909	12,285
Net income attributable to non-controlling interest in partnership investments	(7)	(31)

Non-operating income, net of non- controlling interest in partnership investments	$6,902	$12,254

(12) Capital Stock Activities
During the first quarter 2010, Holdings made tax and equity distributions to CAM and the Calamos Interests in the following amounts:

(in thousands)
Calamos Interests	$19,633
Calamos Asset Management, Inc.	5,521

Total	$25,154

The distribution to the Calamos Interests is reflected in the consolidated statement of changes in stockholders’ equity as a distribution to non-controlling interests. Distributions to CAM are eliminated in consolidation and are not reflected in the consolidated statement of changes in stockholders’ equity.
Subsequent to the quarter ended March 31, 2010, Holdings made a special equity distribution to the owners in proportion to its respective ownership percentages in the following amounts:

(in thousands)
Calamos Interests	$15,692
Calamos Asset Management, Inc.	4,340

Total	$20,032

(13) Recently Issued Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (FASB) issued a new statement which modifies the analysis required to determine whether a company’s variable interest(s) give it a controlling financial interest in a variable interest entity (VIE). This analysis identifies the primary beneficiary of a VIE as the enterprise that has both the power to direct the

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
activities of a VIE and the obligation to absorb significant losses or the right to receive significant benefits of the VIE. This statement was subsequently codified in December 2009 under Accounting Standards Update (ASU) No. 2009-17 and is effective for fiscal years beginning after November 15, 2009. In February 2010, the FASB issued ASU No. 2010-10, Consolidation, Amendments for Certain Investment Funds, that defers the implementation of ASU 2009-17 for a reporting entity’s interest in an entity (1) that has all the attributes of an investment company or (2) for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies. The Company analyzed the entities in which it holds an investment interest and determined that the entities meet the criteria for deferral under ASU No. 2010-10. As such, the Company opted to defer ASU No. 2009-17 and adopted ASU No. 2010-10 during the first quarter 2010, which had no impact on the Company’s financial statements.
In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events, Amendments to Certain Recognition and Disclosure Requirements, which allows Securities and Exchange Commission (SEC) filers to evaluate events that occur after the balance sheet date through the date the financial statements are issued, however, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated. The update was effective upon issuance and, accordingly, the Company adopted the update during the first quarter 2010.
In February 2010, the FASB issued ASU No. 2010-08, Technical Corrections to Various Topics, which eliminate the various inconsistencies and outdated provisions within Generally Accepted Accounting Principles. The update is primarily effective for the first reporting period (including interim periods) beginning after the issuance of the update. The Company adopted the update, which had no impact on the Company’s financial statements.
In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures, which requires additional disclosures related to (1) transfers in and out of Levels 1 and 2 and the reasons for the transfers, and (2) the Level 3 reconciliation, specifically separately presenting purchases, sales, issuances and settlements. The update is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. Early adoption is permitted. The Company adopted the update, which had no impact on the Company’s disclosures within the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
We are a firm of 326 full-time associates that provides investment advisory services to institutions and individuals, managing $33.0 billion in assets at March 31, 2010. Our operating results fluctuate primarily due to changes in the total value and composition of our assets under management. The value and composition of our assets under management are, and will continue to be, influenced by a variety of factors, including purchases and redemptions of shares of mutual funds and additional funding and withdrawals from separate accounts that we manage, fluctuations in the financial markets around the world that result in appreciation or depreciation of assets under management and the number and types of our investment strategies and products.
We market our investment strategies to our clients through a variety of products designed to suit their investment needs. We currently manage four types of mutual fund and separate account investment products. The following table details our assets under management at March 31, 2010 and 2009.

	March 31,
(in millions)	2010	2009
Mutual Funds
Open-end funds	$19,959	$13,330
Closed-end funds	5,081	3,759

Total mutual funds	25,040	17,089

Separate Accounts
Institutional accounts	5,047	3,573
Managed accounts	2,876	2,807

Total separate accounts	7,923	6,380

Total Assets Under Management	$32,963	$23,469

Our revenues are substantially comprised of investment management fees earned under contracts with the mutual funds and separate accounts that we manage. Our revenues are also comprised of distribution and underwriting fees, including asset-based distributions and/or service fees received pursuant to Rule 12b-1 plans. Investment management fees and distribution and underwriting fees may fluctuate based on a number of factors, including the total value and composition of our assets under management, market appreciation or depreciation and the level of net purchases and redemptions, which represent the sum of new client investments, additional funding from existing clients, withdrawals of assets from and termination of client accounts, and purchases and redemptions of mutual fund shares. The mix of assets under management among our investment products also has an impact on our revenues as our fee schedules vary by product.
Our largest operating expenses are typically related to the distribution of mutual funds, including Rule 12b-1 payments, employee compensation and benefits expense, which includes salaries, incentive compensation and related benefits costs, marketing and sales promotion expenses and the amortization of deferred sales commissions for open-end mutual funds. Operating expenses may fluctuate due to a number of factors, including changes in distribution expense as a result of fluctuations in mutual fund net sales and market appreciation or depreciation, variations in staffing and compensation, and marketing-related expenses that include supplemental distribution payments.

Operating Results
Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
Assets Under Management
Assets under management increased by $9.5 billion, or 40%, to $33.0 billion at March 31, 2010 from $23.5 billion at March 31, 2009. Our assets under management consisted of 73% mutual funds and 27% separate accounts at March 31, 2010 and 2009.

	Three Months Ended March 31,		Change
( in millions)	2010	2009	Amount	Percent
Total Mutual Funds
Beginning assets under management	$24,480	$17,498	$6,982	40%
Net redemptions	(32)	(190)	158	83
Market appreciation (depreciation)	592	(219)	811	*

Ending assets under management	25,040	17,089	7,951	47

Average assets under management	24,347	16,810	7,537	45

Institutional
Beginning assets under management	4,619	3,498	1,121	32%
Net purchases	259	38	221	582
Market appreciation	169	37	132	357

Ending assets under management	5,047	3,573	1,474	41

Average assets under management	4,722	3,434	1,288	38
Managed Accounts
Beginning assets under management	3,615	3,044	571	19%
Net redemptions	(774)	(279)	(495)	(177)
Market appreciation	35	42	(7)	(17)

Ending assets under management	2,876	2,807	69	2

Average assets under management	3,279	2,861	418	15

Total Assets Under Management
Beginning assets under management	32,714	24,040	8,674	36%
Net redemptions	(547)	(431)	(116)	27
Market appreciation (depreciation)	796	(140)	936	*

Ending assets under management	32,963	23,469	9,494	40

Average assets under management	$32,348	$23,105	$9,243	40

*	Not meaningful.
During the first quarter of 2010, net redemptions in our mutual funds were $32 million and represent a favorable change of $158 million from net redemptions of $190 million in the first quarter of 2009. The improvement in net flows was primarily due to increased net purchases within our defensive equity, alternative and global mutual funds. Also during the most recent quarter, we generated positive net flows in ten of our mutual funds, including our International Growth Fund, which recently reached its five-year anniversary. These improved net flows were tempered by net outflows in our large-cap equity funds that remain largely out of favor. Mutual funds were positively impacted by market appreciation of $592 million during the three months ended March 31, 2010 compared to market depreciation of $219 million during the three months ended March 31, 2009.
Separate accounts, which represent institutional and managed accounts, had net redemptions of $515 million during the first quarter of 2010 compared to net redemptions of $241 million for the comparable prior-year period mainly due to outflows in our managed accounts of $774 million for the first quarter 2010 versus $279 million of outflows in the comparable prior-year period. The net outflows for the quarter were the result of our decision to increase the account minimums for our convertible-based strategies on separately-managed account platforms. In our view, new trading and market dynamics in the convertible securities markets have changed in a way that limits our ability to effectively manage lower-dollar convertible managed accounts in a manner consistent with our investment philosophy and process. As a result, we made the decision to raise the account minimums for these accounts. This decision to increase the investment minimums resulted in the closure or transfer of approximately $785 million convertible-based managed accounts during the first quarter of 2010 with the remaining affected accounts closing or transferring early in the second quarter 2010. The managed account outflows were partially offset by net inflows of $259 million within our institutional accounts for the three months ended March 31, 2010 compared to $38 million in the comparable prior-year period. Separate accounts were positively impacted by market appreciation of $204 million during the three months ended March 31, 2010 compared to market appreciation of $79 million during the three months ended March 31, 2009.
Financial Overview

	Three Months Ended March 31,		Change
(in thousands, except margin)	2010	2009	Amount	Percent
Operating income	$30,518	$13,190	$17,328	131%
Operating margin	37.6%	22.1%	15.5%	70%

Net income attributable to Calamos Asset Management, Inc.	$4,811	$3,352	$1,459	44%
Our first quarter operating results were strong and reflect the continued improvement in security valuations from the end of the first quarter 2009. The growth in our average assets under management was 40% from first quarter 2009 to 2010 contributing to higher operating income, operating margin and net income. The significant improvement in our operating margin also reflects our continued efforts to contain costs and make our cost structure more variable.
In order to gather assets under management, we engage in distribution and underwriting activities, principally with respect to our family of open-end mutual funds. Generally accepted accounting principles require that we present distribution fees earned by us as revenues and distribution fees paid to selling firms and the amortization of our deferred sales commissions as expenses in the consolidated statements of operations. However, when analyzing our business, we consider the result of these distribution activities as a net amount of revenue as they are typically a result of a single open-end mutual fund share purchase. Hence, the result of presenting this information in accordance with generally accepted accounting principles is a reduction to our overall operating margin, as the margin on distribution activities is generally lower than the margins on the remainder of our business. The following table summarizes the net distribution fee margin for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
(in thousands)	2010	2009
Distribution and underwriting fees	$21,835	$17,028
Distribution expenses	(16,790)	(12,478)
Amortization of deferred sales commissions	(2,566)	(4,654)

Net distribution fees	$2,479	$(104)

Net distribution fee margin	11%	(1)%
Net distribution fee margin varies by share class because each share class has different distribution and underwriting activities, which are described in our 2009 Annual Report on Form 10-K. Distribution fee revenues and expenses vary with our average assets under management while deferred sales commissions are typically amortized on a straight-line basis with adjustments made upon redemption of existing assets. As a result, in periods of declining assets under management, our distribution margin will be more severely impacted by amortization expense.

Non-operating income, net of non-controlling interests in partnership investments increased income by $6.9 million for the first quarter 2010 and by $12.3 million for the first quarter of 2009. The change in non-operating income is mostly attributable to a decrease in investment income generated by our corporate investment portfolio.
Revenues
Total revenues increased by $21.6 million, or 36%, to $81.1 million for the three months ended March 31, 2010 from $59.6 million for the comparable prior-year period. The increase was primarily due to higher investment management fees and distribution and underwriting fees.

	Three Months Ended March 31,		Change
(in thousands)	2010	2009	Amount	Percent
Investment management fees	$58,570	$42,001	$16,569	39%
Distribution and underwriting fees	21,835	17,028	4,807	28
Other	725	540	185	34

Total revenues	$81,130	$59,569	$21,561	36%

Investment management fees increased 39% in the first quarter of 2010 primarily due to a $9.2 billion, or 40%, increase in average assets under management across all products for the first quarter 2010 versus 2009. Investment management fees from open-end funds increased to $36.5 million for the three months ended March 31, 2010 from $25.0 million for the prior-year period, a result of a $6.4 billion increase in open-end fund average assets under management. Investment management fees from our closed-end funds increased to $11.0 million for the first quarter of 2010 from $8.3 million for the prior-year quarter, due to a $1.2 billion increase in closed-end fund average assets under management. Investment management fees from our separately managed accounts increased to $10.8 million for the three months ended March 31, 2010 from $8.6 million in the prior year again due to a $1.7 billion increase in average assets under management. Investment management fees as a percentage of average assets under management was 0.73% and 0.74% for the three months ended March 31, 2010 and 2009, respectively.
Distribution and underwriting fees increased by $4.8 million, or 28%, to $21.8 million for the three months ended March 31, 2010 from $17.0 million for the first quarter 2009. The increase was primarily due to a $5.1 million increase in distribution fees as a result of a 49% increase in open-end fund average assets under management.
Operating Expenses
Operating expenses increased by $4.2 million, to $50.6 million, for the three months ended March 31, 2010 from $46.4 million in the prior-year period reflecting increased employee compensation and distribution expenses and reduced amortization of deferred sales commissions.

	Three Months Ended March 31,		Change
(in thousands)	2010	2009	Amount	Percent
Employee compensation and benefits	$20,132	$18,091	$2,041	11%
Distribution expenses	16,790	12,478	4,312	35
Amortization of deferred sales commissions	2,566	4,654	(2,088)	(45)
Marketing and sales promotion	2,732	2,522	210	8
General and administrative	8,392	8,634	(242)	(3)

Total operating expenses	$50,612	$46,379	$4,233	9%

Employee compensation and benefits expense increased by $2.0 million, or 11%, to $20.1 million for first quarter 2010 when compared to the same period a year ago. Performance-related incentive compensation accruals were the primary cause to the increase in expenses which were partially offset by a reduction in severance related expenses.
Distribution expenses increased by $4.3 million, or 35%, for the first quarter of 2010 when compared to the prior-year period due to an increase in Rule 12b-1 expenses, which are directly related to changes in average open-end fund assets under management and to the proportion of Class C share assets less than one year old. Although the Rule 12b-1 fee rates we paid to broker-dealers and other intermediaries in the three months ended March 31, 2010 did not change from the rates paid in the prior year, we expect distribution expense to vary with the change in open-end mutual funds assets under management and to increase with the age of the Class C share assets.
Amortization of deferred sales commissions decreased $2.1 million for the three months ended March 31, 2010, when compared to the first quarter of 2009 mainly due to our decision to discontinue Class B share mutual fund sales. As a result of our decision to discontinue the sales of Class B mutual fund shares during the second quarter of 2009, the deferred sales commission assets will no longer be replenished by new sales, and as a result, we re-evaluated the estimated remaining useful life of the Class B deferred sales commission assets. Based on this analysis, we increased the lives of these assets thus extending the period over which the remaining amortization expense will be recorded and reducing the periodic amortization expense recognized prospectively.
Marketing and sales promotion increased $0.2 million for the three months ended March 31, 2010 when compared to the prior-year period primarily due to increased supplemental distribution payments to intermediaries of $0.9 million mostly offset by decreases in discretionary spending. Intermediary fees are directly influenced by changes in assets under management and average assets under management are significantly greater for the current quarter when compared to 2009.
Non-operating Activities, Net of Non-controlling Interest in Partnership Investments
The following table summarizes our non-operating activities, net of non-controlling interest in partnership investments for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
(in thousands)	2010	2009	Change
Interest income	$106	$164	$(58)
Interest expense	(1,950)	(1,950)	—

Net interest expense	(1,844)	(1,786)	(58)

Investment income	8,602	13,880	(5,278)
Miscellaneous other income	151	191	(40)

Investment and other income	8,753	14,071	(5,318)

Non-operating income	6,909	12,285	(5,376)
Net income attributable to non-controlling interest in partnership investments	(7)	(31)	24

Non-operating income, net of non- controlling interest in partnerships	$6,902	$12,254	$(5,352)

Non-operating activities increased income by $6.9 million for the three months ended March 31, 2010 and by $12.3 million for the prior-year quarter. Interest expense remained flat year over year as our debt level remained constant. Investment and other income for the period ending March 31, 2010 was $8.8 million compared to $14.1 for the prior-year quarter. Investment income for the three months ended March 31, 2010 was mostly comprised of $10.2 million in realized gains from the sale of securities from our corporate investment portfolio while investment income for the prior year’s quarter was mostly comprised of net gains of $14.5 million from equity option contracts.
The following table provides a summary of the total returns generated on our investment portfolio by combining investment income, a portion of our non-operating income, with the changes in fair value of certain investment securities that are recorded in accumulated other comprehensive income, a component of stockholders’ equity, for the three months ended March 31, 2010:

	Three Months Ended March 31, 2010
		Change in
		Accumulated
		Other
	Non-Operating	Comprehensive
(in thousands)	Income	Income	Total
Mutual funds and common stock	$11,612	$(3,330)	$8,282
Partnership investments	764	—	764
Equity option contracts	(3,774)	—	(3,774)

Investment income	8,602	(3,330)	5,272
Non-controlling interest in partnership investments	(7)		(7)

Investment portfolio results.	$8,595		$5,265

Less: Non-controlling interest in
Calamos Holdings LLC		3,008
Deferred income taxes		307

Change in accumulated other comprehensive income		$(15)

Our investment portfolio returned $5.3 million, or 2.0%, in the first quarter of 2010. These results primarily reflect realized gains in the investment portfolio, partially offset by net realized and unrealized gains and losses on equity option contracts used to hedge market value fluctuations in the corporate investment portfolio. During the most recent quarter, we implemented a long-term trading effort to harvest capital gains to ensure realization of certain deferred tax assets.
Income Taxes
Holdings is subject to certain income-based state taxes; therefore, income taxes reflect not only the portion attributed to us but also income taxes attributable to non-controlling interests. Our effective income tax rate for the three month period ended March 31, 2010 was approximately 37.6% compared to 38.5% a year ago.
Net Income
Net income attributable to Calamos Asset Management, Inc. was $4.8 million for the three months ended March 31, 2010, compared to $3.4 million for the same period in the prior year.
Liquidity and Capital Resource
We manage our liquidity position to ensure adequate resources are available to fund ongoing operations of the business, provide seed money for new funds and invest in other corporate strategic initiatives. Our principal sources of liquidity are cash flows from operating activities and our corporate investment portfolio, which is comprised of cash and cash equivalents, investment securities, derivatives and partnership investments. Investment securities are principally comprised of Company-sponsored mutual funds. In addition, the individual securities held within our partnership investments are typically highly liquid.

Our working capital requirements historically have been met through cash generated by operations. We believe cash generated from operations will be sufficient over the foreseeable future to meet our working capital requirements with respect to the foregoing activities and to support future growth. The following table summarizes our principal sources of liquidity as of March 31, 2010 and December 31, 2009:

			Increase
(in thousands)	March 31, 2010	December 31, 2009	(Decrease)
Cash and cash equivalents	$115,002	$145,431	$(30,429)
Investment securities	241,168	207,886	33,282
Derivatives, net	(1,406)	(1,730)	324
Partnership investments, net of non-controlling interests	36,681	35,924	757

Total corporate investment portfolio	$391,445	$387,511	$3,934

The total corporate investment portfolio increased $3.9 million during the three month period of 2010. The following table summarizes the primary components of the change in our liquidity position during the three months ending March 31, 2010:

Increase
(in thousands)	(Decrease)
Net realized and unrealized gains (losses) on investment securities:
Mutual funds	$7,481
Partnership investments	661
Equity option contracts	(3,774)
Other net cash generated by business activities	(434)

$3,934

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
Calamos Holdings LLC is the borrower of our $125 million in long-term debt. The following is a summary of our covenant compliance as of March 31, 2010 with the defined terms and covenants having the same meanings set forth under our amended note purchase agreements:

Results as of
Covenant	March 31, 2010
EBITDA/interest expense – not less than 3.0	17.22
Debt/EBITDA – not more than 3.0	0.93
Investment coverage ratio – not less than 1.175	2.4
Net worth – not less than $160 million	$281 million
The following tables summarize key statements of financial condition data relating to our liquidity and capital resources:

	March 31,	December 31,
(in thousands)	2010	2009
Statements of financial condition data:
Cash and cash equivalents	$115,002	$145,431
Receivables	28,317	26,489
Investment securities and derivatives, net	239,762	206,156
Partnership investments, net	36,681	35,924
Deferred tax assets, net	84,511	85,256
Deferred sales commissions	11,941	12,705
Long-term debt	125,000	125,000

Cash flows for the three months ended March 31, 2010 and 2009 are shown below:

	March 31,
(in thousands)	2010	2009
Cash flow data:
Net cash provided by operating activities	$20,883	$21,697
Net cash provided by (used in) investing activities	(30,255)	21,719
Net cash used in financing activities	(21,057)	(5,023)
Net cash provided by operating activities totaled $20.9 million for the three months ended March 31, 2010. These net cash flows are primarily attributable to investment management and distribution and underwriting fees generated by core business activities, partially offset by staff, distribution and other operating expenses.
Investing activities for the three months ended March 31, 2010 used cash totaling $30.3 million. The net outflow was comprised of additional investments in Company-sponsored mutual funds of $25 million coupled with purchases of derivatives of $4.1 million. Net cash used in financing activities totaled $21.1 million for the first three months of 2010, largely due to distributions paid to non-controlling interests and to dividends paid to common shareholders. We expect our cash and liquidity requirements will be met with cash on hand and through cash generated by operations.
Recently Issued Accounting Pronouncements
In June 2009, the FASB issued a new statement which modifies the analysis required to determine whether a company’s variable interest(s) give it a controlling financial interest in a variable interest entity (VIE). This analysis identifies the primary beneficiary of a VIE as the enterprise that has both the power to direct the activities of a VIE and the obligation to absorb losses or the right to receive benefits of the VIE. This statement was subsequently codified in December 2009 under Accounting Standards Update (ASU) No. 2009-17 and is effective for fiscal years beginning after November 15, 2009. In February 2010, the FASB issued ASU No. 2010-10, Consolidation, Amendments for Certain Investment Funds, that defers the implementation of ASU 2009-17 for a reporting entity’s interest in an entity (1) that has all the attributes of an investment company or (2) for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies. The Company analyzed the entities in which it holds an investment interest and determined that the entities meet the criteria for deferral under ASU No. 2010-10. As such, the Company opted to defer ASU No. 2009-17 and adopted ASU No. 2010-10 during the first quarter 2010, which had no impact on the Company’s financial statements.
Critical Accounting Policies
Our significant accounting policies are summarized in note 2 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2009. A discussion of critical accounting policies is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2009. There were no significant changes in our significant accounting policies or critical accounting policies during the three months ended March 31, 2010.
Other Information
Our fully consolidated market capitalization is estimated to be $1.3 billion as of March 31, 2010. This estimate assumes that the closing price of our stock of $14.34 did not recognize any value associated with CAM’s wholly-owned assets. Refer to Item 5 of our 2009 Annual Report on Form 10-K for a comprehensive discussion of the details and assumptions used in estimating our market capitalization.
Forward-Looking Information
From time to time, information or statements provided by us or on our behalf, including those within this Quarterly Report, may contain certain forward-looking statements relating to future events and financial performance, strategies, expectations and competitive environment, and regulations. These forward-looking statements may include, without limitation: statements regarding proposed new products; results of operations or liquidity; projections, predictions, expectations, estimates or forecasts of our business; financial and operating results and future economic performance;

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
An analysis of our market risk was included in our Annual Report on Form 10-K for the year ended December 31, 2009. There were no material changes to the Company’s market risk during the three months ended March 31, 2010.
Item 4. Controls and Procedures
Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2010, and has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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

CALAMOS ASSET MANAGEMENT, INC. (Registrant)
Date: May 6, 2010	By:	/s/ Cristina Wasiak
Cristina Wasiak
Chief Financial Officer