Form 10-Q
period 2010-06-30
Calamos Asset Management, Inc. /DE/
filed 2010-08-05
CIK 1299033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED:
June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
At July 27, 2010, the company had 19,894,773 shares of Class A common stock and 100 shares of Class B common stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share data)

	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$76,705	$145,431
Receivables:
Affiliates and affiliated funds	16,691	17,174
Customers	9,999	9,315
Investment securities	268,816	207,886
Derivative assets	3,077	1,720
Partnership investments	36,953	37,549
Prepaid expenses	3,150	2,741
Deferred tax assets, net	9,526	9,610
Other current assets	1,990	2,133

Total current assets	426,907	433,559

Non-current assets:
Deferred tax assets, net	74,222	76,646
Deferred sales commissions	10,717	12,705
Property and equipment, net of accumulated depreciation ($44,905 at June 30, 2010 and $40,174 at December 31, 2009)	28,956	32,912
Other non-current assets	1,109	1,256

Total non-current assets	115,004	123,519

Total assets	$541,911	$557,078

LIABILITIES
Current liabilities:
Payables to brokers	$15,870	$16,102
Accrued compensation and benefits	11,765	15,768
Current portion of long-term debt	32,885	—
Interest payable	3,026	3,026
Derivative liabilities	—	3,450
Accrued expenses and other current liabilities	4,253	3,711

Total current liabilities	67,799	42,057

Long-term liabilities:
Long-term debt	92,115	125,000
Deferred rent	9,476	9,419
Other long-term liabilities	699	776

Total long-term liabilities	102,290	135,195

Total liabilities	170,089	177,252

STOCKHOLDERS’ EQUITY
Class A Common Stock, $0.01 par value; authorized 600,000,000 shares; 23,893,630 shares issued and 19,893,630 shares outstanding at June 30, 2010; 23,668,583 shares issued and 19,668,583 shares outstanding at December 31, 2009	239	237
Class B Common Stock, $0.01 par value; authorized 1,000 shares; 100 shares issued and outstanding at June 30, 2010 and December 31, 2009	0	0
Additional paid-in capital	211,202	209,895
Retained earnings	52,486	46,035
Accumulated other comprehensive income	1,723	4,362
Treasury stock at cost; 4,000,000 shares at June 30, 2010 and December 31, 2009	(95,215)	(95,215)

Calamos Asset Management, Inc. stockholders’ equity	170,435	165,314

Non-controlling interest in Calamos Holdings LLC	199,751	212,887
Non-controlling interest in partnership investments	1,636	1,625

Total non-controlling interest	201,387	214,512

Total stockholders’ equity	371,822	379,826

Total liabilities and stockholders’ equity	$541,911	$557,078

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Six Months Ended June 30, 2010 and 2009
(in thousands, except share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
REVENUES
Investment management fees	$58,467	$47,493	$117,037	$89,494
Distribution and underwriting fees	21,264	18,988	43,099	36,016
Other	735	598	1,460	1,138

Total revenues	80,466	67,079	161,596	126,648

EXPENSES
Employee compensation and benefits	18,875	17,378	39,007	35,469
Distribution expenses	16,454	14,282	33,244	26,760
Amortization of deferred sales commissions	2,476	2,562	5,042	7,216
Marketing and sales promotion	3,487	2,940	6,219	5,462
General and administrative	9,519	8,533	17,911	17,167

Total operating expenses	50,811	45,695	101,423	92,074

Operating income	29,655	21,384	60,173	34,574

NON-OPERATING INCOME (LOSS)
Net interest expense	(1,848)	(1,734)	(3,692)	(3,520)
Investment and other income (loss)	6,512	(6,193)	15,265	7,877

Total non-operating income (loss)	4,664	(7,927)	11,573	4,357

Income before income tax provision	34,319	13,457	71,746	38,931
Income tax provision	3,020	1,010	6,242	3,426

Net income	31,299	12,447	65,504	35,505
Net income attributable to non-controlling interest in Calamos Holdings LLC	(26,625)	(10,502)	(56,012)	(30,177)
Net income attributable to non-controlling interest in partnership investments	(4)	(158)	(11)	(189)

Net income attributable to Calamos Asset Management, Inc.	$4,670	$1,787	$9,481	$5,139

Earnings per share:
Basic	$0.23	$0.09	$0.48	$0.26

Diluted	$0.23	$0.09	$0.47	$0.26

Weighted average shares outstanding:
Basic	19,893,730	19,621,137	19,857,438	19,614,075

Diluted	20,201,608	19,990,070	20,178,590	19,873,806

Cash dividends per share	$0.075	$0.055	$0.15	$0.11

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2010
(in thousands)
(unaudited)

						Non-
	CALAMOS ASSET MANAGEMENT, INC. STOCKHOLDERS					controlling	Non-
				Accumulated		Interest in	controlling
		Additional		Other		Calamos	Interest in
	Common	Paid-in	Retained	Comprehensive	Treasury	Holdings	Partnership
	Stock	Capital	Earnings	Income	Stock	LLC	Investments	Total
Balance at Dec. 31, 2009	$237	$209,895	$46,035	$4,362	$(95,215)	$212,887	$1,625	$379,826

Net income	—	—	9,481	—	—	56,012	11	65,504

Changes in unrealized gains on available-for-sale securities, net of income taxes	—	—	—	(1,178)	—	(5,604)	—	(6,782)
Reclassification adjustment for realized gains on available-for-sale securities included in income, net of income tax	—	—	—	(1,525)	—	(11,643)	—	(13,168)
Total comprehensive income								45,554
Issuance of common stock (225,047 Class A common shares)	2	(2)	—	—	—	—	—	—
Cumulative impact of changes in ownership of Calamos Holdings LLC	—	279	(3)	64	—	(1,396)	—	(1,056)
Compensation expense recognized under stock incentive plans	—	1,030	—	—	—	3,727	—	4,757
Dividend equivalent accrued under stock incentive plans	—	—	(54)	—	—	(194)	—	(248)
Distribution to non-controlling interests	—	—	—	—	—	(54,038)	—	(54,038)
Dividends declared	—	—	(2,973)	—	—	—	—	(2,973)

Balance at June 30, 2010	$239	$211,202	$52,486	$1,723	$(95,215)	$199,751	$1,636	$371,822

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2010 and 2009
(in thousands)
(unaudited)

	2010	2009
Cash and cash equivalents at beginning of period	$145,431	$59,425

Cash flows from operating activities:
Net income	65,504	35,505
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	5,042	7,216
Other depreciation and amortization	4,876	5,376
Change in unrealized gains on trading securities, derivative assets, derivative liabilities and partnership investments, net	(17)	(683)
Net realized gain on sale of investment securities, derivative assets and derivative liabilities	(13,127)	(5,105)
Deferred taxes	4,008	3,151
Stock-based compensation	4,757	4,060
Employee taxes paid on vesting under stock incentive plans	(1,017)	(175)
(Increase) decrease in assets:
Receivables:
Affiliates and affiliated funds, net	483	(1,988)
Customers	(684)	(981)
Deferred sales commissions	(3,054)	(3,368)
Other assets	(546)	16,350
Increase (decrease) in liabilities:
Payables to brokers	(232)	466
Accrued compensation and benefits	(4,003)	(361)
Accrued expenses and other liabilities	599	(547)

Net cash provided by operating activities	62,589	58,916

Cash flows provided by (used in) investing activities:
Net additions to property and equipment	(858)	(132)
Purchase of investment securities	(212,749)	(1,551)
Proceeds from sale of investment securities	147,741	—
Net (purchases) sales of derivatives	(8,323)	15,281
Net changes in partnership investments	(172)	(176)

Net cash provided by (used in) investing activities	(74,361)	13,422

Cash flows used in financing activities:
Deferred tax benefit on vesting under stock incentive plans	57	136
Distributions paid to non-controlling interests	(54,038)	(9,623)
Dividends paid to common stockholders	(2,973)	(2,157)

Net cash used in financing activities	(56,954)	(11,644)

Net increase (decrease) in cash	(68,726)	60,694

Cash and cash equivalents at end of period	$76,705	$120,119

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
(2) Basis of Presentation
The consolidated financial statements as of June 30, 2010 and for the six months ended June 30, 2010 and 2009 have not been audited by the Company’s independent registered public accounting firm. In the opinion of management, these statements contain all adjustments, including those of a normal recurring nature, necessary for fair presentation of the financial condition and results of operations. The results for the interim periods ended June 30 are not necessarily indicative of the results to be obtained for a full fiscal year. Certain amounts for the prior year have been reclassified to conform to the current year’s presentation. This Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009
Calamos Family Partners, Inc.’s (CFP) and John P. Calamos, Sr.’s (collectively, the Calamos Interests) combined 78.3% and 78.6% interest in Holdings at June 30, 2010 and 2009, respectively, is represented as non-controlling interest in Calamos Holdings LLC. Non-controlling interest in Calamos Holdings LLC is derived by multiplying the historical equity of Holdings by the Calamos Interests’ aggregate ownership percentage for the periods presented. Issuances and repurchases of CAM’s common stock may result in changes to CAM’s ownership percentage and to the non-controlling interests’ ownership percentage of Holdings. The Company’s corresponding changes to stockholders’ equity are reflected in the consolidated statement of changes in stockholders’ equity. Income is allocated to non-controlling interests based on the average ownership interest during the period in which the income is earned.
Calamos Partners LLC, a subsidiary of Holdings, is the general partner of Calamos Market Neutral Opportunities Fund LP (the Partnership), a private investment partnership that is primarily comprised of highly liquid marketable securities. Substantially all the activities of the Partnership are conducted on behalf of the Company and its related parties; therefore, the Company consolidates the financial results of the Partnership into its results. The assets and liabilities of the Partnership are presented on a net basis as partnership investments in the consolidated statements of financial condition, the net income is included in investment and other income (loss) in the consolidated statements of operations, and the change in partnership investments is included in the net changes in partnership investments in the consolidated statements of cash flows.
The Partnership is presented on a net basis in order to provide more clarity to the financial position and results of the core operations of the Company. The underlying assets and liabilities that are being consolidated are described in Note 5. The non-controlling interests of the Partnership are presented as non-controlling interests in partnership investments in the respective consolidated financial statements.
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

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(3) Investment Securities
The following table provides a summary of investment securities owned as of June 30, 2010 and December 31, 2009. As a registered broker-dealer, Calamos Financial Services LLC is required to carry all investment securities it owns (CFS Securities) at fair value and record all changes in fair value in current earnings. As such, unrealized gains and losses on CFS Securities are included in investment and other income (loss) together with realized gains and losses on all investment securities in the consolidated statements of operations.

	June 30, 2010
			Total
	Available-for-	CFS	Investment
(in thousands)	Sale	Securities	Securities
Mutual Funds
Equity	$129,973	$2,940	$132,913
Fixed income	84,378	—	84,378
Defensive equity	50,219	—	50,219
Other	1,212	—	1,212

Total mutual funds	265,782	2,940	268,722

Common stock	—	94	94

Total	$265,782	$3,034	$268,816

	December 31, 2009
			Total
	Available-for-	CFS	Investment
(in thousands)	Sale	Securities	Securities
Mutual Funds
Equity	$67,981	$27,938	$95,919
Fixed income	81,908	—	81,908
Defensive equity	28,736	—	28,736
Other	1,218	—	1,218

Total mutual funds	179,843	27,938	207,781

Common stock	—	105	105

Total	$179,843	$28,043	$207,886

Of the $268.7 million and $207.8 million investments in mutual funds at June 30, 2010 and December 31, 2009, respectively, $229.0 million and $169.5 million was invested in affiliated mutual funds.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The table below summarizes information on available-for-sale securities as well as the remaining unrealized gains (losses) on CFS Securities for the three and six months ended June 30, 2010 and 2009. No losses were realized on available-for-sale securities for the three and six months ended June 30, 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2010	2009	2010	2009
Available-for-sale securities:
Proceeds from sale	$53,886	$—	$147,741	$—

Gross realized gains on sales	$5,985	$—	$16,214	$—

Unrealized gains (losses)	$(12,454)	$16,099	$(7,146)	$13,990

Net gains reclassified out of accumulated other comprehensive income to earnings	$5,722	$—	$14,360	$—

CFS securities:
Unrealized gains (losses)	$(78)	$4,714	$(71)	$3,074

The cumulative net unrealized gains (losses) on available-for-sale securities consisted of the following as of June 30, 2010 and December 31, 2009:

	June 30,	December 31,
(in thousands)	2010	2009
Total cumulative unrealized gains on available-for-sale securities with net gains:
Equity	$12,397	$21,965
Fixed income	524	6,581
Defensive equity	7,150	7,669
Other	26	32

Total gains	20,097	36,247

Total cumulative unrealized losses on available-for-sale securities with net losses:
Equity	(3,792)	(26)
Fixed income	(410)	(16)
Defensive equity	(1,176)	(24)
Other	(344)	(300)

Total losses	(5,722)	(366)

Total cumulative net unrealized gains on available-for-sale securities	$14,375	$35,881

The aggregate fair value of available-for-sale investment securities that were in an unrealized loss position at June 30, 2010 and December 31, 2009 was $153.6 million and $1.5 million, respectively. The cumulative losses on securities that had been in a continuous loss position for 12 months or longer were immaterial as of the end of each reporting period.
The Company periodically evaluates its available-for-sale investments for other-than-temporary declines in value. Other-than-temporary declines in value may exist when the fair value of an investment security has been below the carrying value for an extended period of time. If an other-than-temporary decline in value is determined to exist, the unrealized investment loss, net of tax is recognized as a charge to net income in the period in which the other-than-temporary decline in value occurs, as well as an accompanying permanent adjustment to accumulated other comprehensive income. At June 30, 2010, the Company believes all unrealized losses to be only temporary, and it has the intent and ability to hold these securities for a period of time sufficient to allow for recovery in fair value.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(4) Derivative Assets and Liabilities
In order to reduce the volatility in fair value of the Company’s corporate investment portfolio, the Company uses exchange traded equity option contracts as an economic hedge of price changes in its investment securities portfolio. The Company’s investment securities, totaling $268.8 million at June 30, 2010, consist primarily of positions in several Calamos equity, fixed income and defensive equity mutual funds. The equity price risk in the investment portfolio is hedged using exchange-traded put and call option contracts on several major equity market indices that correlate most closely with the change in value of the portfolio being hedged. The use of both purchased put and sold call options is part of a single strategy to minimize downside risk in the hedged portfolio, while participating in a portion of the upside of a market rally. The Company may adjust its hedge position in response to movement and volatility in prices and changes in the composition of the hedged portfolio, but generally is not actively buying and selling contracts.
The fair value of purchased puts and sold call contracts is reported in derivative assets and derivative liabilities, respectively, in the consolidated statements of financial condition. Net gains and losses on these contracts are reported in investment and other income (loss) in the consolidated statements of operations with net gains of $0.3 million and net losses of $15.7 million for the three months ended June 30, 2010 and 2009, respectively. Net losses of $3.5 million and $1.1 million were recorded for the six months ended June 30, 2010 and 2009, respectively. The Company is using these derivatives for risk management purposes but has not designated the contracts as hedges for accounting purposes.
(5) Partnership Investments
Presented below are the underlying assets and liabilities of the partnerships that the Company reports on a net basis, as well as its investments accounted for under the equity method. These investments are presented as partnership investments in its consolidated statements of financial condition as of June 30, 2010 and December 31, 2009.

	June 30,	December 31,
(in thousands)	2010	2009
Calamos Market Neutral Opportunities Fund LP:
Securities owned	$17,701	$21,976
Securities sold but not yet purchased	(7,622)	(10,934)
Accrued expenses and other current liabilities	(199)	(112)
Other current assets	9,495	8,222

Calamos Market Neutral Opportunities Fund LP, net	19,375	19,152

Investment in other partnerships	17,578	18,397

Partnership investments	$36,953	$37,549

As of June 30, 2010 and December 31, 2009, the Company held a controlling interest of $17.7 million (91.6%) and $17.5 million (91.5%), respectively, in Calamos Market Neutral Opportunities Fund LP. The non-controlling interests totaled 8.4% and 8.5% of Calamos Market Neutral Opportunities Fund LP at June 30, 2010 and December 31, 2009, respectively, and are presented in the consolidated statements of financial condition as non-controlling interest in partnership investments.
As of June 30, 2010 and December 31, 2009, the Company held a non-controlling interest in certain other partnership investments and accounted for these investments using the equity method. These investments are presented collectively as investments in other partnerships in the table above.
(6) Fair Value Measurements
The Company utilizes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows: Level 1 — observable inputs such as quoted prices in active markets; Level 2 — inputs, other than the quoted prices in active markets, that are observable either directly or indirectly (including quoted prices of similar securities, interest rates, credit risk, etc.); and Level 3 — unobservable inputs in which there is little or no market data, and require the reporting entity to develop its own assumptions. For each period presented, the Company did not have any positions in Level 3 securities.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following tables provide the hierarchy of inputs used to derive the fair value of the Company’s investment securities, derivative assets and liabilities, securities and derivatives owned, and securities sold but not yet purchased by the Partnership and derivative liabilities of the Partnership as of June 30, 2010 and December 31, 2009, respectively. Foreign currency contracts are presented on a net basis where the right of offset exists, and no impact of these positions exists for either period presented.

		Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other
		Identical	Observable
(in thousands)		Assets	Inputs
Description	June 30, 2010	(Level 1)	(Level 2)
Investment securities (Note 3)
Mutual Funds
Equity	$132,913	$132,913	—
Fixed income	84,378	84,378	—
Defensive equity	50,219	50,219	—
Other	1,212	1,212	—

Total mutual funds	268,722	268,722	—

Common stock	94	94	—

	268,816	268,816	—

Derivative assets (Note 4)
Exchange-traded put option contracts	3,077	3,077

Securities and derivatives owned by the Partnership (Note 5)
Convertible preferred stocks	506	—	$506
Purchased options	142	142	—
Convertible bonds	16,563	—	16,563
Corporate bonds	490	—	490

	17,701	142	17,559

Securities sold but not yet purchased by the Partnership (Note 5)
Common stocks	(7,622)	(7,622)	—

Total	$281,972	$264,413	$17,559

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other
		Markets for	Observable
(in thousands)	December 31,	Identical Assets	Inputs
Description	2009	(Level 1)	(Level 2)
Investment securities (Note 3)
Mutual Funds
Equity	$95,919	$95,919	—
Fixed income	81,908	81,908	—
Defensive equity	28,736	28,736	—
Other	1,218	1,218	—

Total mutual funds	207,781	207,781	—

Common stock	105	105	—

	207,886	207,886	—

Derivative assets (Note 4)
Exchange-traded put option contracts	1,720	1,720	—

Derivative liabilities (Note 4)
Exchange-traded call option contracts	(3,450)	(3,450)	—

Securities and derivatives owned by the Partnership (Note 5)
Common stocks	532	532
Convertible preferred stocks	1,767	660	$1,107
Purchased options	179	179	—
Convertible bonds	18,798	—	18,798
Corporate bonds	700	—	700

	21,976	1,371	20,605

Securities sold but not yet purchased and derivative liabilities of the Partnership (Note 5)
Common stocks	(10,893)	(10,893)	—
Exchange-traded call option contracts	(41)	(41)	—

	(10,934)	(10,934)	—

Total	$217,198	$196,593	$20,605

(7) Fair Value of Financial Instruments
The fair value of long-term debt and the current portion of long-term debt, which has a total carrying value of $125 million, was approximately $141.3 million at June 30, 2010. Fair value estimates are calculated using discounted cash flows based on the Company’s incremental borrowing rates for the debt and market prices for similar bonds at the measurement date. This method of assessing fair value may differ from the actual amount realized.
The carrying value of all other financial instruments approximates fair value due to the short maturities of these financial instruments.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(8) Earnings Per Share
The following table reflects the calculation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2010	2009	2010	2009
Earnings per share — basic
Earnings available to common shareholders	$4,670	$1,787	$9,481	$5,139
Weighted average shares outstanding	19,894	19,621	19,857	19,614

Earnings per share — basic	$0.23	$0.09	$0.48	$0.26

Earnings per share — diluted
Earnings available to common shareholders	$4,670	$1,787	$9,481	$5,139
Weighted average shares outstanding	19,894	19,621	19,857	19,614
Dilutive impact of restricted stock units	308	369	321	260

Weighted average diluted shares outstanding	20,202	19,990	20,178	19,874

Earnings per share — diluted	$0.23	$0.09	$0.47	$0.26

Diluted earnings per share is calculated (a) giving consideration to the Calamos Interests exchange of all their ownership in Holdings and their CAM Class B common stock for shares of CAM’s Class A common stock (collectively, the Exchange) and (b) including the effect of outstanding dilutive equity incentive compensation awards.
Effective March 1, 2009, the Company amended its certificate of incorporation requiring that the Exchange be based on a fair value approach (details of the amendment are set forth in the Company’s Schedule 14C filed with the Securities and Exchange Commission on January 12, 2009). The amendment results in the same or fewer shares of Class A common stock being issued at the time of the Exchange. The effects of the Exchange are anti-dilutive and are therefore excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2010 and 2009.
The Company uses the treasury stock method to reflect the dilutive effect of unvested restricted stock units (RSUs) and unexercised stock options on diluted earnings per share. Under the treasury stock method, if the average market price of common stock increases above the option’s exercise price, the proceeds that would be assumed to be realized from the exercise of the option would be used to acquire outstanding shares of common stock. However, the awards may be anti-dilutive even when the market price of the underlying stock exceeds the option’s exercise price. This result is possible because compensation cost attributed to future services but not yet recognized is included as a component of the assumed proceeds upon exercise. The dilutive effect of such options and RSUs would increase the weighted average number of shares used in the calculation of diluted earnings per share.
The following table shows the number of shares which were excluded from the computation of diluted earnings per share as they were anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Exchange of Calamos Interests’ ownership in Holdings for shares of Class A common stock	39,415,965	54,546,666	39,415,965	54,546,666
Restricted stock units	558,360	811,669	49,418	811,669
Stock options	2,452,443	2,572,621	2,452,443	2,572,621

Total	42,426,768	57,930,956	41,917,826	57,930,956

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In the event of an actual Exchange, the majority of the Company’s independent directors may determine the fair market value of a share of CAM’s Class A common stock to be other than the closing price and will determine the fair market value of CAM’s net assets other than its ownership in Holdings. These actions may result in the issuance of a different number of shares than those presented in the preceding table.
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
During the six months ended June 30, 2010, the Company granted 529,161 RSUs. There were forfeitures of 17,838 stock options and 11,851 RSUs during the six months ended June 30, 2010.
During the six months ended June 30, 2010, 309,263 RSUs vested with 84,216 units withheld for taxes and 225,047 RSUs converted into an equal number of shares of CAM’s Class A common stock. The total intrinsic value and the fair value of the converted shares was $2.7 million. The total tax benefit realized in connection with the vesting of the RSUs during the six months ended June 30, 2010 was $325,000, as the Company receives tax benefits based upon the portion of Holdings’ income that it recognizes.
During the six months ended June 30, 2010, expense recorded in connection with the RSUs and stock options was $4.8 million of which $1,030,000, after giving effect to the non-controlling interests, was credited as additional paid-in capital. During the six months ended June 30, 2009, expense recorded in connection with the RSUs and stock options was $4.1 million of which $870,000, after giving effect to the non-controlling interests, was credited as additional paid-in capital. The amount of deferred tax asset created was $381,000 and $322,000 during the six months ended June 30, 2010 and 2009, respectively. At June 30, 2010, approximately $21.2 million of total unrecognized compensation expense related to nonvested stock option and RSU awards is expected to be recognized over a weighted-average period of 3.6 years.
(10) Income Taxes
Holdings is subject to certain income-based state taxes; therefore, income taxes reflect not only the portion attributed to CAM stockholders but also a portion of income taxes attributable to non-controlling interests. As presented in the table below, CAM’s effective income tax rate for the six months ended June 30, 2010 and June 30, 2009 was approximately 37.6% and 38.1%, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009
Income tax provision	$3,020	$1,010	$6,242	$3,426
Income tax (provision) benefit attributable to non-controlling interest in Calamos Holdings LLC	(219)	59	(540)	(258)

Income taxes attributable to CAM	2,801	1,069	5,702	3,168

Net income attributable to CAM	4,670	1,787	9,481	5,139

Income before taxes attributable to CAM	$7,471	$2,856	$15,183	$8,307

CAM’s effective income tax rate	37.5%	37.4%	37.6%	38.1%

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(11) Non-operating Income (Loss), Net of Non-controlling Interest in Partnership Investments
Non-operating income (loss), net of non-controlling interest in partnership investments was comprised of the following components for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009
Interest income	$102	$216	$208	$380
Interest expense	(1,950)	(1,950)	(3,900)	(3,900)

Net interest expense	(1,848)	(1,734)	(3,692)	(3,520)

Investment income (loss)	6,347	(6,367)	14,949	7,512
Miscellaneous other income	165	174	316	365

Investment and other income (loss)	6,512	(6,193)	15,265	7,877

Non-operating income (loss)	4,664	(7,927)	11,573	4,357
Net income attributable to non-controlling interest in partnership investments	(4)	(158)	(11)	(189)

Non-operating income (loss), net of non- controlling interest in partnership investments	$4,660	$(8,085)	$11,562	$4,168

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(12) Recently Issued Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (FASB) issued a new statement which modifies the analysis required to determine whether a company’s variable interest(s) give it a controlling financial interest in a variable interest entity (VIE).
This analysis identifies the primary beneficiary of a VIE as the enterprise that has both the power to direct the activities of a VIE and the obligation to absorb significant losses or the right to receive significant benefits of the VIE. This statement was subsequently codified in December 2009 under Accounting Standards Update (ASU) No. 2009-17 and is effective for fiscal years beginning after November 15, 2009. In February 2010, the FASB issued ASU No. 2010-10, Consolidation, Amendments for Certain Investment Funds, that defers the implementation of ASU 2009-17 for a reporting entity’s interest in an entity (1) that has all the attributes of an investment company or (2) for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies. The Company analyzed the entities in which it holds an investment interest and determined that the entities meet the criteria for deferral under ASU No. 2010-10. As such, the Company has applied ASU No. 2010-10 during 2010, which had no impact on the Company’s financial statements.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
We are a firm of 325 full-time employees that provides investment advisory services to institutions and individuals, managing $29.9 billion in assets at June 30, 2010. Our operating results fluctuate primarily due to changes in the total value and composition of our assets under management. The value and composition of our assets under management are, and will continue to be, influenced by a variety of factors, including purchases and redemptions of shares of mutual funds and additional funding and withdrawals from separate accounts that we manage, fluctuations in the financial markets around the world that result in appreciation or depreciation of assets under management and the number and types of our investment strategies and products.
We market our investment strategies through a variety of products designed to suit various investment needs. We currently manage four types of mutual fund and separate account investment products. The following table details our assets under management at June 30, 2010 and 2009.

	June 30,
(in millions)	2010	2009
Mutual Funds
Open-end funds	$18,463	$15,702
Closed-end funds	4,679	4,301

Total mutual funds	23,142	20,003

Separate Accounts
Institutional accounts	4,710	3,898
Managed accounts	2,061	3,131

Total separate accounts	6,771	7,029

Total assets under management	$29,913	$27,032

Our revenues are substantially comprised of investment management fees earned under contracts with the mutual funds and separate accounts. Our revenues are also comprised of distribution and underwriting fees, including asset-based distributions and/or service fees received pursuant to Rule 12b-1 plans. Investment management fees and distribution and underwriting fees may fluctuate based on a number of factors, including the total value and composition of our assets under management, market appreciation or depreciation and the level of net purchases and redemptions, which represent the sum of new client investments, additional funding from existing clients, withdrawals of assets from and termination of client accounts, and purchases and redemptions of mutual fund shares. The mix of assets under management among our investment products also has an impact on our revenues as our fee schedules vary by product.
Our largest operating expenses are typically related to employee compensation and benefits, which includes salaries, incentive compensation and related benefits costs, the distribution of mutual funds, including Rule 12b-1 payments, marketing and sales promotion expenses and the amortization of deferred sales commissions for open-end mutual funds. Operating expenses may fluctuate due to a number of factors, including changes in distribution expense as a result of fluctuations in mutual fund net sales and market appreciation or depreciation, variations in staffing and compensation, and marketing-related expenses that include supplemental distribution payments to financial intermediaries.

Operating Results
Second Quarter and Six Months Ended June 30, 2010 Compared to Second Quarter and Six Months Ended June 30, 2009
Assets Under Management
Assets under management increased by $2.9 billion, or 11%, to $29.9 billion at June 30, 2010 from $27.0 billion at June 30, 2009. Our assets under management consisted of 77% mutual funds, 16% institutional accounts and 7% managed accounts at June 30, 2010 compared to 74% mutual funds, 14% institutional accounts and 12% managed accounts at June 30, 2009.

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
(in millions)	2010	2009	Amount	Percent	2010	2009	Amount	Percent
Total Mutual Funds
Beginning assets under management	$25,040	$17,089	$7,951	47%	$24,480	$17,498	$6,982	40%
Net purchases (redemptions)	(128)	264	(392)	*	(160)	74	(234)	*
Market appreciation (depreciation)	(1,770)	2,650	(4,420)	*	(1,178)	2,431	(3,609)	*

Ending assets under management	23,142	20,003	3,139	16	23,142	20,003	3,139	16

Average assets under management	24,379	19,034	5,345	28	24,363	17,928	6,435	36

Institutional Accounts
Beginning assets under management	5,047	3,573	1,474	41	4,619	3,498	1,121	32
Net purchases (redemptions)	15	(86)	101	*	274	(57)	331	*
Market appreciation (depreciation)	(352)	411	(763)	*	(183)	457	(640)	*

Ending assets under management	4,710	3,898	812	21	4,710	3,898	812	21

Average assets under management	4,894	3,826	1,068	28	4,774	3,638	1,136	31

Managed Accounts
Beginning assets under management	2,876	2,807	69	2	3,615	3,044	571	19
Net redemptions	(598)	(81)	(517)	638	(1,372)	(351)	(1,021)	291
Market appreciation (depreciation)	(217)	405	(622)	*	(182)	438	(620)	*

Ending assets under management	2,061	3,131	(1,070)	(34)	2,061	3,131	(1,070)	(34)

Average assets under management	2,380	3,040	(660)	(22)	2,823	2,971	(148)	(5)

Total Assets Under Management
Beginning assets under management	32,963	23,469	9,494	40	32,714	24,040	8,674	36
Net purchases (redemptions)	(711)	97	(808)	*	(1,258)	(334)	(924)	277
Market appreciation (depreciation)	(2,339)	3,466	(5,805)	*	(1,543)	3,326	(4,869)	*

Ending assets under management	$29,913	$27,032	$2,881	11	$29,913	$27,032	$2,881	11

Average assets under management	$31,653	$25,900	$5,753	22%	$31,960	$24,537	$7,423	30%

*	Not meaningful.
During the second quarter of 2010, the reduction in security valuations drove a $1.8 billion decrease in our mutual fund assets under management that we present as market depreciation. Net redemptions in our mutual funds were $128 million and represent an unfavorable change of $392 million from net purchases of $264 million in the second quarter of 2009. The net redemptions were predominantly driven by the continued outflows from the Growth Fund. However, during the most recent quarter, we generated net inflows in eleven of our mutual funds equal to $366 million. Inflows remained strongest in our global and defensive equity strategies.
Similarly, the reduction in security valuations adversely impacted our mutual fund assets under management by $1.2 billion through the first six months of 2010 compared to an appreciating market of $2.4 billion during the six months ended June 30, 2009. Net redemptions in our mutual funds were $160 million for the first half of 2010 and represent an unfavorable change of $234 million from net purchases of $74 million in the first half of 2009. The elements that drove the quarter-over-quarter variance, coupled with the reversal of flows in our Convertible Fund, were also the cause of the variances in the comparable first half periods.
Separate accounts, which represent managed accounts for both institutions and individuals, had combined net redemptions of $583 million and $1.1 billion during the second quarter and year-to-date period ended June 30, 2010, respectively, compared to net redemptions of $167 million and $408 million during the prior-year periods. The net outflows from our managed accounts in the current year were generally in line with our expectations, given our decision in the first quarter of 2010 to increase the account minimums for our convertible-based strategies on separately-managed account platforms. We believe that all accounts affected by this decision have now been closed or transferred, and we expect no further redemptions as a result of this strategic initiative. The managed account outflows were partially offset by net inflows of $15 million within our institutional accounts for the three months ended June 30, 2010 compared to $86 million of outflows in the comparable prior-year period. Separate accounts were negatively impacted by market depreciation of $569 million and $365 million during the three and six months ended June 30, 2010, respectively, compared to market appreciation of $816 million and $895 million during the three and six months ended June 30, 2009, respectively.
Financial Overview

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
(in thousands)	2010	2009	Amount	Percent	2010	2009	Amount	Percent
Operating income	$29,655	$21,384	$8,271	39%	$60,173	$34,574	$25,599	74%
Operating margin	36.9%	31.9%	5.0%	16%	37.2%	27.3%	9.9%	36%
Net income attributable to Calamos Asset Management, Inc.	$4,670	$1,787	$2,883	161%	$9,481	$5,139	$4,342	84%
Operating income grew to $29.7 million for the second quarter of 2010, compared with $21.4 million for the same period a year ago. Operating margin improved to 36.9% for the second quarter of 2010 from 31.9% for the year-earlier period. Operating income for the first six months of 2010 grew by 74% to $60.2 million from $34.6 million for the same period a year ago. Operating margin was 37.2% for the first six months of 2010, a significant improvement over 27.3% for the year-earlier period.
In order to gather assets under management, we engage in distribution and underwriting activities, principally with respect to our family of open-end mutual funds. Generally accepted accounting principles require that we present distribution fees earned by us as revenues and distribution fees paid to selling firms and the amortization of our deferred sales commissions as expenses in the consolidated statements of operations. However, when analyzing our business, we consider the result of these distribution activities on a net basis as they are typically a result of a single open-end mutual fund share purchase. Hence, the result of presenting this information in accordance with generally accepted accounting principles is a reduction to our overall operating margin, as the margin on distribution activities is generally lower than the margins on the remainder of our business. The following table summarizes the net distribution fee margin for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009
Distribution and underwriting fees	$21,264	$18,988	$43,099	$36,016
Distribution expenses	(16,454)	(14,282)	(33,244)	(26,760)
Amortization of deferred sales commissions	(2,476)	(2,562)	(5,042)	(7,216)

Net distribution fees	$2,334	$2,144	$4,813	$2,040

Net distribution fee margin	11%	11%	11%	6%
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
Non-operating income (loss), net of non-controlling interest in partnership investments increased income by $4.7 million for the second quarter of 2010 and decreased income by $8.1 million for the second quarter of 2009. Non-operating income (loss), net of non-controlling interest in partnership investments increased income by $11.6 million for the first six months of 2010 and by $4.2 million for the first six months of 2009. For both periods compared, the increase in non-operating income results from net realized gains on the sales of investment securities and derivatives in connection with our tax harvesting strategy that we have been executing throughout 2010.

Revenues
Total revenues increased by $13.4 million, or 20%, to $80.5 million for the three months ended June 30, 2010 from $67.1 million for the comparable prior year. For the six months ended June 30, 2010, total revenues increased by $34.9 million, or 28%, to $161.6 million from $126.6 million for the comparable prior year. The increase was primarily due to higher investment management fees and distribution and underwriting fees.

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
(in thousands)	2010	2009	Amount	Percent	2010	2009	Amount	Percent
Investment management fees	$58,467	$47,493	$10,974	23%	$117,037	$89,494	$27,543	31%
Distribution and underwriting fees	21,264	18,988	2,276	12	43,099	36,016	7,083	20
Other	735	598	137	23	1,460	1,138	322	28

Total revenues	$80,466	$67,079	$13,387	20	$161,596	$126,648	$34,948	28

Investment management fees increased 23% in the second quarter of 2010 primarily due to a $5.8 billion, or 22%, increase in average assets under management across all products for the second quarter 2010 versus 2009. Investment management fees from open-end funds increased to $37.2 million for the three months ended June 30, 2010 from $29.0 million for the prior-year period, a result of a $4.5 billion increase in open-end fund average assets under management. Investment management fees from our closed-end funds increased to $11.1 million for the second quarter of 2010 from $9.0 million for the prior-year quarter, due to an $847 million increase in closed-end fund average assets under management. Investment management fees from our separately managed accounts increased to $10.2 million for the three months ended June 30, 2010 from $9.5 million in the prior year again due to an increase in average assets under management of $408 million. Investment management fees as a percentage of average assets under management were 0.74% for the three months ended June 30, 2010 and 2009.
Investment management fees for the first six months of 2010 increased 31% primarily due to a $7.4 billion, or 30%, increase in average assets under management across all products when compared to the first six months of 2009. Investment management fees from open-end funds increased to $73.6 million for the six months ended June 30, 2010 from $54.0 million for the prior-year period, a result of a $5.4 billion increase in open-end fund average assets under management. Investment management fees from our closed-end funds increased to $22.1 million for the first six months of 2010 from $17.3 million for the prior-year period, due to a $1.0 billion increase in closed-end fund average assets under management. Investment management fees from our separately managed accounts increased to $21.3 million for the six months ended June 30, 2010 from $18.2 million in the prior year again due to a $1.0 billion increase in average assets under management. Investment management fees as a percentage of average assets under management were a constant 0.74% for the first six months ended June 30, 2010 and 2009.
Distribution and underwriting fees increased by $2.3 million, or 12%, to $21.3 million for the three months ended June 30, 2010 from $19.0 million for the second quarter 2009. The increase of $2.3 million for the second quarter principally results from increasing average assets under management of our open-end funds. Distribution and underwriting fees increased by $7.1 million, or 20%, to $43.1 million for the six months ended June 30, 2010 from $36.0 million for the first six months of 2009. The improvement for the year-to-date period was mainly due to a $7.8 million increase in distribution fees driven by an increase in open-end fund average assets under management.

Operating Expenses
Operating expenses rose to $50.8 million and $101.4 million for the second quarter and first six months of 2010, respectively, from $45.7 million and $92.1 million in the comparable prior-year periods, reflecting increases in distribution expenses and employee compensation and benefits expenses.

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
(in thousands)	2010	2009	Amount	Percent	2010	2009	Amount	Percent
Employee compensation and benefits	$18,875	$17,378	$1,497	9%	$39,007	$35,469	$3,538	10%
Distribution expenses	16,454	14,282	2,172	15	33,244	26,760	6,484	24
Amortization of deferred sales commissions	2,476	2,562	(86)	(3)	5,042	7,216	(2,174)	(30)
Marketing and sales promotion	3,487	2,940	547	19	6,219	5,462	757	14
General and administrative	9,519	8,533	986	12	17,911	17,167	744	4

Total operating expenses	$50,811	$45,695	$5,116	11	101,423	$92,074	9,349	10

Employee compensation and benefits expense increased by $1.5 million and $3.5 million for the second quarter and first six months of 2010 compared to the prior-year periods. This increase is mostly attributable to an increase in accruals for performance-related and equity incentive compensation plans. While the number of associates we employ has remained relatively constant over the periods compared, we have reduced staffing levels of our middle- and back-office operations teams and have invested in distribution-focused personnel. These sales-oriented individuals are generally more highly compensated, leading to increases in salary expenses.
Distribution expenses increased by $2.2 million and $6.5 million for the second quarter and first six months of 2010 when compared to the prior-year periods due to an increase in Rule 12b-1 expenses, which are directly related to changes in average open-end fund assets under management and to the proportion of Class C share assets less than one year old. Although the Rule 12b-1 fee rates we paid to broker-dealers and other intermediaries in the three and six months ended June 30, 2010 did not change from the rates paid in the prior year, we expect distribution expense will continue to vary with the change in open-end mutual funds assets under management and with the age of the Class C share assets.
Amortization of deferred sales commissions decreased by $2.2 million for the six months ended June 30, 2010, when compared to the first six months of 2009 mainly due to our decision to discontinue Class B share mutual fund sales. As a result of our decision to discontinue the sales of Class B mutual fund shares during the second quarter of 2009, the deferred sales commission assets will no longer be replenished by new sales, and as a result, we re-evaluated the estimated remaining useful life of the Class B deferred sales commission assets. Based on this analysis, we adjusted the estimated lives of these assets thus extending the period over which the remaining amortization expense will be recorded and reducing the periodic amortization expense recognized prospectively.
The increase in marketing and sales promotion of $0.5 million and $0.8 million for the three and six months ended June 30, 2010, respectively, is largely the result of offsetting variables. Over the three and six months ending June 30, 2010, supplemental distribution payments to brokers generally increased with average assets under management of our open-end mutual funds. Conversely, when compared to the same periods of the prior year, expense waivers from certain open-end mutual funds significantly decreased as these funds gained scale by attracting assets.
For the three and six months ended June 30, 2010, general and administrative expense increased by $1.0 million and $0.7 million, respectively, when compared to the same periods of the prior year, largely due to a $0.7 million non-recurring, license-termination expense associated with outsourcing our middle- and back-office operations functions. Additionally, in support of expanding our international distribution efforts, travel related expenses have modestly increased for the current quarter and year-to-date periods from a year ago. Finally, professional service expenses related to outsourcing our middle- and back-office continue to increase with the level of responsibilities assumed by the vendors.

Non-operating Activities, Net of Non-controlling Interest in Partnership Investments
The following table summarizes our non-operating income activities, net of non-controlling interest in partnership investments for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2010	2009	Change	2010	2009	Change
Interest income	$102	$216	$(114)	$208	$380	$(172)
Interest expense	(1,950)	(1,950)	—	(3,900)	(3,900)	—

Net interest expense	(1,848)	(1,734)	(114)	(3,692)	(3,520)	(172)

Investment income (loss)	6,347	(6,367)	12,714	14,949	7,512	7,437
Miscellaneous other income	165	174	(9)	316	365	(49)

Investment and other income (loss)	6,512	(6,193)	12,705	15,265	7,877	7,388

Non-operating income (loss)	4,664	(7,927)	12,591	11,573	4,357	7,216
Net income attributable to non-controlling interest in partnership investments	(4)	(158)	154	(11)	(189)	178

Non-operating income (loss), net of non-controlling interest in partnership investments	$4,660	$(8,085)	$12,745	$11,562	$4,168	$7,394

Non-operating activities increased income by $4.7 and $11.6 million for the three and six months ended June 30, 2010. The prior year quarter decreased income by $8.1 million, while the first half of 2009 added $4.2 million to income. Interest expense remained flat year over year as our debt level remained constant. Investment income for the second quarter of 2010 was $6.3 million, raising investment income to $14.9 million for the first six months of 2010. The majority of investment income reflects realized gains on the sale of investment securities that were generated as a part of our continuing tax harvesting strategy to better utilize tax loss carry-forwards.
The following table provides a summary of the total returns generated on our investment portfolio by combining investment income (loss), a portion of our non-operating activities, with the changes in fair value of certain investment securities that are recorded in accumulated other comprehensive income, a component of stockholders’ equity, for the three and six months ended June 30, 2010:

	Three Months Ended June 30, 2010			Six Months Ended June 30, 2010
		Change in			Change in
	Non-	Accumulated		Non-	Accumulated
	Operating	Other		Operating	Other
	Income	Comprehensive		Income	Comprehensive
(in thousands)	(Loss)	Income	Total	(Loss)	Income	Total
Mutual funds and common stock	$10,686	$(18,176)	$(7,490)	$22,298	$(21,506)	$792
Partnership investments	(4,596)	—	(4,596)	(3,832)	—	(3,832)
Equity option contracts	257	—	257	(3,517)	—	(3,517)

Investment income (loss)	6,347	(18,176)	(11,829)	14,949	(21,506)	(6,557)
Non-controlling interest in partnership investments	(4)		(4)	(11)		(11)

Investment portfolio results	$6,343		$(11,833)	$14,938		$(6,568)

Less: Non-controlling interest in Calamos Holdings LLC		14,239			17,247
Deferred income taxes		1,249			1,556

Change in accumulated other comprehensive income		$(2,688)			$(2,703)

Our investment portfolio lost $11.8 million, or 4.1%, and $6.6 million, or 2.4%, in the second quarter and first six months of 2010, respectively. These results primarily reflect unrealized losses from our investments in mutual funds, partnerships and equity option contracts, partially offset by realized gains on the sale of investment securities as previously discussed.

Income Taxes
Holdings is subject to certain income-based state taxes; therefore, income taxes reflect not only the portion attributed to us but also income taxes attributable to non-controlling interests. Our effective income tax rate for the second quarter and first six months ended June 30, 2010 was approximately 37.5% and 37.6%, respectively, compared to 37.4% and 38.1% for the comparable prior year periods.
Net Income
Net income attributable to Calamos Asset Management, Inc. was $4.7 million and $9.5 million for the three and six months ended June 30, 2010, respectively, compared to $1.8 million and $5.1 million for the same periods in the prior year.
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
Our working capital requirements historically have been met through cash generated by operations. We believe cash generated from operations will be sufficient over the foreseeable future to meet our working capital requirements with respect to the foregoing activities and to support future growth. The following table summarizes our principal sources of liquidity as of June 30, 2010 and December 31, 2009:

			Increase
(in thousands)	June 30, 2010	December 31, 2009	(Decrease)
Cash and cash equivalents	$76,705	$145,431	$(68,726)
Investment securities	268,816	207,886	60,930
Derivatives, net	3,077	(1,730)	4,807
Partnership investments, net of non-controlling interests	35,317	35,924	(607)

Total corporate investment portfolio	$383,915	$387,511	$(3,596)

To mitigate the impact of further declines in the valuation of our investment portfolio, we continue to execute a hedge strategy, typically comprised of a combination of selling index-based call options and purchasing index-based put options. This hedge has provided the stability to our portfolio value as intended. We expect to use hedge strategies to protect our portfolio value when we believe appropriate.
Calamos Holdings LLC is the borrower of our $125 million in long-term debt, including the current portion. The following is a summary of our covenant compliance as of June 30, 2010 with the defined terms and covenants having the same meanings set forth under our amended note purchase agreements:

Results as of
Covenant	June 30, 2010
EBITDA/interest expense — not less than 3.0	18.23
Debt/EBITDA — not more than 3.0	0.88
Investment coverage ratio — not less than 1.175	2.72
Net worth (in millions) — not less than $160	$255

The following table summarizes key statements of financial condition data relating to our liquidity and capital resources:

	June 30,	December 31,
(in thousands)	2010	2009
Statements of financial condition data:
Cash and cash equivalents	$76,705	$145,431
Receivables	26,690	26,489
Investment securities and derivatives, net	271,893	206,156
Partnership investments, net	35,317	35,924
Deferred tax assets, net	83,748	86,256
Deferred sales commissions	10,717	12,705
Long-term debt, including current portion	125,000	125,000
Cash flows for the six months ended June 30, 2010 and 2009 are shown below:

	June 30,
(in thousands)	2010	2009
Cash flow data:
Net cash provided by operating activities	$62,589	$58,916
Net cash provided by (used in) investing activities	(74,361)	13,422
Net cash used in financing activities	(56,954)	(11,644)
Net cash provided by operating activities totaled $62.6 million for the six months ended June 30, 2010. These net cash flows are primarily attributable to investment management and distribution and underwriting fees generated by core business activities, partially offset by staff, distribution and other operating expenses.
Investing activities for the six months ended June 30, 2010 used cash totaling $74.4 million. The net outflow was primarily comprised of additional investments in Company-sponsored mutual funds of $63.4 million to help expand our product offering coupled with purchases of derivatives of $13.6 million.
Net cash used in financing activities totaled $57.0 million for the first six months of 2010 and largely represents pro rata income tax and equity distributions paid by Calamos Holdings LLC to Calamos Asset Management, Inc. and to Calamos Family Partners, Inc., our non-controlling interests, in the amount of $15.1 million and $54.0 million, respectively. Distributions from Calamos Holdings LLC to Calamos Asset Management, Inc. are eliminated upon consolidation and are not reflected in the net cash flows used in financing activities.
We expect our cash and liquidity requirements will be met with cash on hand and through cash generated by operations.

Recently Issued Accounting Pronouncements
We have reviewed all newly issued accounting pronouncements that are applicable to our business and to the preparation of our consolidated financial statements, including those not yet required to be adopted. We do not believe any such pronouncements will have a material effect on the Company’s financial position or results of operations. All relevant accounting standards updates have been adopted and are reflected in the financial statements contained herein.
Critical Accounting Policies
Our significant accounting policies are summarized in note 2 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2009. A discussion of critical accounting policies is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2009. There were no meaningful changes in our significant accounting policies or critical accounting policies during the six months ended June 30, 2010.
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
Important factors that could cause such differences include, but are not limited to: changes in applicable laws or regulations; downward fee pressures and increased industry competition; risks inherent to the investment management business; the loss of revenues due to contract terminations and redemptions; unsatisfactory service levels by third party vendors; the inability to maintain compliance with financial covenants; the performance of our corporate investment portfolio; our ownership and organizational structure; general and prolonged declines in the prices of securities; significant changes in market conditions and the economy that require a modification to our business plan; catastrophic or unpredictable events; the loss of key executives; the unavailability, consolidation and elimination of third-party retail distribution channels; increased costs of and timing of payments related to distribution; failure to recruit and retain qualified personnel; a loss of assets, and thus revenues; fluctuation in the level of our expenses; fluctuation in foreign currency exchange rates with respect to our global operations and business; changes in accounting estimates; poor performance of our largest funds; damage to our reputation; and the extent and timing of any share repurchases.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
An analysis of our market risk was included in our Annual Report on Form 10-K for the year ended December 31, 2009. There were no material changes to the Company’s market risk during the six months ended June 30, 2010.
Item 4. Controls and Procedures
Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2010, and has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
There were no changes in the company’s internal control over financial reporting that occurred during our second quarter that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The Company and Calamos Advisors LLC, an indirect subsidiary, were named as defendants in a class action complaint filed on July 15, 2010 (Christopher Brown et al. v John P. Calamos, Sr. et al., No. 10-CV-04422 (N.D. Ill.)) by a putative common shareholder of the Calamos Convertible Opportunities and Income Fund (CHI). Other defendants include CHI and current and former trustees of CHI; namely John P. Calamos, Sr., Weston W. Marsh, John E. Neal, William R. Rybak, Stephen B. Timbers, David D. Tripple, and Joe F. Hanauer. The plaintiff alleges that the Company and Calamos Advisors aided and abetted the individual defendants’ alleged breaches of fiduciary duty and were unjustly enriched in connection with the redemption of auction rate preferred securities of CHI. As to the Company and Calamos Advisors, the plaintiff is seeking: (i) declaratory judgments that the Company and Calamos Advisors aided and abetted the individual defendants’ alleged breaches of fiduciary duty and were unjustly enriched; (ii) an injunction against serving as advisor or otherwise earning fees for services to CHI; (iii) an unspecified amount of monetary relief plus interest; (iv) an award of attorney’s fees and expenses; and (v) such other and further relief, including punitive damages, as may be available to the plaintiff and the class that plaintiff seeks to represent. The Company and Calamos Advisors believe that the lawsuit is without merit and intend to defend themselves vigorously against these allegations.
In the normal course of business, we may be party to various legal proceedings from time to time. Currently, there are no other legal proceedings that management believes would have a material adverse effect on our consolidated financial position or results of operations.
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

CALAMOS ASSET MANAGEMENT, INC. (Registrant)
Date: August 5, 2010	By:	/s/ Cristina Wasiak
Cristina Wasiak
Chief Financial Officer