Form 10-Q
period 2010-09-30
Calamos Asset Management, Inc. /DE/
filed 2010-11-04
CIK 1299033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED:

September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
At October 26, 2010, the company had 19,894,773 shares of Class A common stock and 100 shares of Class B common stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share data)

	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$93,425	$145,431
Receivables:
Affiliates and affiliated funds	17,205	17,174
Customers	9,988	9,315
Investment securities	295,454	207,886
Derivative assets	706	1,720
Partnership investments, net	39,875	37,549
Prepaid expenses	2,730	2,741
Deferred tax assets, net	9,221	9,610
Other current assets	2,365	2,133

Total current assets	470,969	433,559

Non-current assets:
Deferred tax assets, net	70,052	76,646
Deferred sales commissions	9,388	12,705
Property and equipment, net of accumulated depreciation ($46,355 at September 30, 2010 and $40,174 at December 31, 2009)	27,918	32,912
Other non-current assets	1,061	1,256

Total non-current assets	108,419	123,519

Total assets	$579,388	$557,078

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current liabilities:
Payables to brokers	$15,257	$16,102
Accrued compensation and benefits	16,545	15,768
Current portion of long-term debt	32,885	—
Interest payable	1,968	3,026
Derivative liabilities	—	3,450
Accrued expenses and other current liabilities	3,424	3,711

Total current liabilities	70,079	42,057

Long-term liabilities:
Long-term debt	92,115	125,000
Deferred rent	9,447	9,419
Other long-term liabilities	808	776

Total long-term liabilities	102,370	135,195

Total liabilities	172,449	177,252

STOCKHOLDERS’ EQUITY
Class A Common Stock, $0.01 par value; authorized 600,000,000 shares; 23,894,773 shares issued and 19,894,773 shares outstanding at September 30, 2010; 23,668,583 shares issued and 19,668,583 shares outstanding at December 31, 2009	239	237
Class B Common Stock, $0.01 par value; authorized 1,000 shares; 100 shares issued and outstanding at September 30, 2010 and December 31, 2009	0	0
Additional paid-in capital	211,689	209,895
Retained earnings	55,663	46,035
Accumulated other comprehensive income	4,501	4,362
Treasury stock at cost; 4,000,000 shares at September 30, 2010 and December 31, 2009	(95,215)	(95,215)

Calamos Asset Management, Inc. stockholders’ equity	176,877	165,314

Non-controlling interest in Calamos Holdings LLC	228,374	212,887
Non-controlling interest in partnership investments	1,688	1,625

Total non-controlling interest	230,062	214,512

Total stockholders’ equity	406,939	379,826

Total liabilities and stockholders’ equity	$579,388	$557,078

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Nine Months Ended September 30, 2010 and 2009
(in thousands, except share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
REVENUES
Investment management fees	$57,572	$52,868	$174,609	$142,362
Distribution and underwriting fees	20,118	20,271	63,217	56,287
Other	729	659	2,189	1,797

Total revenues	78,419	73,798	240,015	200,446

EXPENSES
Employee compensation and benefits	18,287	17,686	57,294	53,155
Distribution expenses	15,931	15,713	49,175	42,473
Amortization of deferred sales commissions	2,198	2,494	7,240	9,710
Marketing and sales promotion	3,264	2,627	9,483	8,089
General and administrative	8,128	7,904	26,039	25,071

Total operating expenses	47,808	46,424	149,231	138,498

Operating income	30,611	27,374	90,784	61,948

NON-OPERATING INCOME (LOSS)
Net interest expense	(1,852)	(1,764)	(5,544)	(5,284)
Investment and other income (loss)	5,467	(6,208)	20,732	1,669

Total non-operating income (loss)	3,615	(7,972)	15,188	(3,615)

Income before income tax provision	34,226	19,402	105,972	58,333
Income tax provision	2,598	1,670	8,840	5,096

Net income	31,628	17,732	97,132	53,237
Net income attributable to non-controlling interest in Calamos Holdings LLC	(26,883)	(15,001)	(82,895)	(45,178)
Net income attributable to non-controlling interest in partnership investments	(52)	(141)	(63)	(330)

Net income attributable to Calamos Asset Management, Inc.	$4,693	$2,590	$14,174	$7,729

Earnings per share:
Basic	$0.24	$0.13	$0.71	$0.39

Diluted	$0.23	$0.13	$0.70	$0.39

Weighted average shares outstanding:
Basic	19,894,637	19,621,137	19,869,974	19,616,455

Diluted	20,143,747	20,090,555	20,153,369	19,948,616

Cash dividends per share	$0.075	$0.055	$0.225	$0.165

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2010
(in thousands, except share data)
(unaudited)

						Non-
	CALAMOS ASSET MANAGEMENT, INC. STOCKHOLDERS					controlling	Non-
				Accumulated		Interest in	controlling
		Additional		Other		Calamos	Interest in
	Common	Paid-in	Retained	Comprehensive	Treasury	Holdings	Partnership
	Stock	Capital	Earnings	Income	Stock	LLC	Investments	Total
Balance at Dec. 31, 2009	$237	$209,895	$46,035	$4,362	$(95,215)	$212,887	$1,625	$379,826

Net income	—	—	14,174	—	—	82,895	63	97,132

Changes in unrealized gains on available-for-sale securities, net of income taxes	—	—	—	1,854	—	11,783	—	13,637
Reclassification adjustment for realized gains on available-for-sale securities included in income, net of income tax	—	—	—	(1,779)	—	(13,088)	—	(14,867)
Total comprehensive income								95,902
Issuance of common stock (226,190 Class A common shares)	2	(2)	—	—	—	—	—	—
Cumulative impact of changes in ownership of Calamos Holdings LLC	—	278	(3)	64	—	(1,401)	—	(1,062)
Compensation expense recognized under stock incentive plans	—	1,518	—	—	—	5,493	—	7,011
Dividend equivalent accrued under stock incentive plans	—	—	(78)	—	—	(280)	—	(358)
Distribution to non-controlling interests	—	—	—	—	—	(69,915)	—	(69,915)
Dividends declared	—	—	(4,465)	—	—	—	—	(4,465)

Balance at Sept. 30, 2010	$239	$211,689	$55,663	$4,501	$(95,215)	$228,374	$1,688	$406,939

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2010 and 2009
(in thousands)
(unaudited)

	2010	2009
Cash and cash equivalents at beginning of period	$145,431	$59,425

Cash flows provided by operating activities:
Net income	97,132	53,237
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	7,240	9,710
Other depreciation and amortization	6,457	7,823
Loss on write-off of property and equipment	119	—
Deferred rent	28	163
Change in unrealized gains on trading securities, derivative assets, derivative liabilities and partnership investments, net	(1,550)	(17,396)
Net realized (gain) loss on sale of investment securities, derivative assets and derivative liabilities	(16,074)	18,565
Deferred taxes	6,849	4,518
Stock-based compensation	7,011	6,248
Employee taxes paid on vesting under stock incentive plans	(1,021)	(175)
(Increase) decrease in assets:
Receivables:
Affiliates and affiliated funds, net	(31)	(2,190)
Customers	(673)	(1,507)
Deferred sales commissions	(3,923)	(4,918)
Other assets	(102)	4,347
Increase (decrease) in liabilities:
Payables to brokers	(845)	1,407
Accrued compensation and benefits	777	3,930
Accrued expenses and other liabilities	(1,613)	(2,298)

Net cash provided by operating activities	99,781	81,464

Cash flows provided by (used in) investing activities:
Net additions to property and equipment	(1,489)	(2,069)
Purchase of investment securities	(361,360)	(2,358)
Proceeds from sale of investment securities	295,512	15,073
Net (purchases) sales of derivatives	(9,776)	1,405
Net changes in partnership investments	(235)	(241)

Net cash provided by (used in) investing activities	(77,348)	11,810

Cash flows used in financing activities:
Excess tax liability on vesting under stock incentive plans	(59)	(136)
Distributions paid to non-controlling interests	(69,915)	(19,858)
Dividends paid to common stockholders	(4,465)	(3,236)

Net cash used in financing activities	(74,439)	(23,230)

Net increase (decrease) in cash	(52,006)	70,044

Cash and cash equivalents at end of period	$93,425	$129,469

Supplemental disclosure of cash flow information:
Cash paid for:
Income taxes	$2,691	$206
Interest	$6,816	$6,816
See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(1) Organization and Description of Business
Calamos Asset Management, Inc. (CAM), together with its subsidiaries (the Company), primarily provides investment advisory services to individuals and institutional investors through open-end funds, closed-end funds, separate accounts, offshore funds and partnerships. CAM operates and controls all of the business and affairs of Calamos Holdings LLC (Holdings) and, as a result of this control, consolidates the financial results of Holdings and its subsidiaries with its own financial results.
(2) Basis of Presentation
The consolidated financial statements as of September 30, 2010 and for the nine months ended September 30, 2010 and 2009 have not been audited by the Company’s independent registered public accounting firm. In the opinion of management, these statements contain all adjustments, including those of a normal recurring nature, necessary for fair presentation of the financial condition and results of operations. The results for the interim periods ended September 30 are not necessarily indicative of the results to be obtained for a full fiscal year. Certain amounts for the prior year have been reclassified to conform to the current year’s presentation. This Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
Calamos Family Partners, Inc.’s (CFP) and John P. Calamos, Sr.’s (collectively, the Calamos Interests) combined 78.3% and 78.6% interest in Holdings at September 30, 2010 and 2009, respectively, is represented as non-controlling interest in Calamos Holdings LLC. Non-controlling interest in Calamos Holdings LLC is derived by multiplying the historical equity of Holdings by the Calamos Interests’ aggregate ownership percentage for the periods presented. Issuances and repurchases of CAM’s common stock may result in changes to CAM’s ownership percentage and to the non-controlling interests’ ownership percentage of Holdings. The Company’s corresponding changes to stockholders’ equity are reflected in the consolidated statement of changes in stockholders’ equity. Income is allocated to non-controlling interests based on the average ownership interest during the period in which the income is earned.
Calamos Partners LLC, a subsidiary of Holdings, is the general partner of Calamos Market Neutral Opportunities Fund LP (the Partnership), a private investment partnership that is primarily comprised of highly liquid marketable securities. Substantially all the activities of the Partnership are conducted on behalf of the Company and its related parties; therefore, the Company consolidates the financial results of the Partnership into its results. The assets and liabilities of the Partnership are presented on a net basis as partnership investments, net in the consolidated statements of financial condition, the net income is included in investment and other income (loss) in the consolidated statements of operations, and the change in partnership investments is included in the net changes in partnership investments in the consolidated statements of cash flows.
The Partnership is presented on a net basis in order to provide more clarity to the financial position and results of the core operations of the Company. The underlying assets and liabilities of the Partnership that are being consolidated are described in Note 5. The non-controlling interests of the Partnership are presented as non-controlling interest in partnership investments in the respective consolidated financial statements.
The Company holds non-controlling interests in certain other partnership investments that are included in partnership investments, net in the consolidated statements of financial condition and accounts for these investments using the equity method.
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

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(3) Investment Securities
The following table provides a summary of investment securities owned as of September 30, 2010 and December 31, 2009. As a registered broker-dealer, Calamos Financial Services LLC is required to carry all investment securities it owns (CFS Securities) at fair value and record all changes in fair value in current earnings. As such, unrealized gains and losses on CFS Securities, as well as realized gains and losses on all investment securities, are included in investment and other income (loss) in the consolidated statements of operations.

	September 30, 2010
			Total
	Available-for-	CFS	Investment
(in thousands)	Sale	Securities	Securities
Mutual Funds
Equity	$146,950	$3,300	$150,250
Fixed income	89,080	—	89,080
Defensive equity	54,679	—	54,679
Other	1,342	—	1,342

Total mutual funds	292,051	3,300	295,351

Common stock	—	103	103

Total	$292,051	$3,403	$295,454

	December 31, 2009
			Total
	Available-for-	CFS	Investment
(in thousands)	Sale	Securities	Securities
Mutual Funds
Equity	$67,981	$27,938	$95,919
Fixed income	81,908	—	81,908
Defensive equity	28,736	—	28,736
Other	1,218	—	1,218

Total mutual funds	179,843	27,938	207,781

Common stock	—	105	105

Total	$179,843	$28,043	$207,886

Of the $295.4 million and $207.8 million investments in mutual funds at September 30, 2010 and December 31, 2009, respectively, $252.7 million and $169.5 million were invested in affiliated mutual funds.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The table below summarizes information on available-for-sale securities as well as the unrealized gains on CFS Securities for the three and nine months ended September 30, 2010 and 2009. No losses were realized on available-for-sale securities for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009
Available-for-sale securities:
Proceeds from sale	$147,771	$—	$295,512	$—

Gross realized gains on sales	$5,078	$—	$21,292	$—

Unrealized gains	$22,197	$16,648	$15,051	$30,638

Net gains reclassified out of accumulated other comprehensive income to earnings	$1,845	$—	$16,205	$—

CFS securities:
Unrealized gains	$369	$4,151	$298	$8,361

The cumulative net unrealized gains on available-for-sale securities consisted of the following as of September 30, 2010 and December 31, 2009:

	September 30,	December 31,
(in thousands)	2010	2009
Total cumulative unrealized gains on available-for-sale securities with net gains:
Equity	$23,617	$21,965
Fixed income	1,001	6,581
Defensive equity	10,353	7,669
Other	45	32

Total gains	35,016	36,247

Total cumulative unrealized losses on available-for-sale securities with net losses:
Equity	(19)	(26)
Fixed income	—	(16)
Defensive equity	(16)	(24)
Other	(254)	(300)
Total losses	(289)	(366)

Total cumulative net unrealized gains on available-for-sale securities	$34,727	$35,881

The aggregate fair value of available-for-sale investment securities that were in an unrealized loss position at September 30, 2010 and December 31, 2009 was $1.3 million and $1.5 million, respectively. The cumulative losses on securities that had been in a continuous loss position for 12 months or longer were immaterial as of the end of each reporting period.
The Company periodically evaluates its available-for-sale investments for other-than-temporary declines in value. Other-than-temporary declines in value may exist when the fair value of an investment security has been below the carrying value for an extended period of time. If an other-than-temporary decline in value is determined to exist, the unrealized investment loss, net of tax is recognized as a charge to net income in the period in which the other-than-temporary decline in value occurs, as well as an accompanying permanent adjustment to accumulated other comprehensive income. At September 30, 2010, the Company believes all unrealized losses to be only temporary, and it has the intent and ability to hold these securities for a period of time sufficient to allow for recovery in fair value.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(4) Derivative Assets and Liabilities
In order to reduce the volatility in fair value of the Company’s corporate investment portfolio, the Company uses exchange traded equity option contracts as an economic hedge of price changes in its investment securities portfolio. The Company’s investment securities, totaling $295.5 million at September 30, 2010, consist primarily of positions in several Calamos equity, fixed income and defensive equity mutual funds. The equity price risk in the investment portfolio is hedged using exchange-traded put and call option contracts on several major equity market indices that correlate most closely with the change in value of the portfolio being hedged. The use of both purchased put and sold call options is part of a single strategy to minimize downside risk in the hedged portfolio, while participating in a portion of the upside of a market rally. The Company may adjust its hedge position in response to movement and volatility in prices and changes in the composition of the hedged portfolio, but generally is not actively buying and selling contracts.
The fair value of purchased puts and sold call contracts is reported in derivative assets and derivative liabilities, respectively, in the consolidated statements of financial condition. Net gains and losses on these contracts are reported in investment and other income (loss) in the consolidated statements of operations with net losses of $3.8 million and $16.4 million for the three months ended September 30, 2010 and 2009, respectively. Net losses of $7.3 million and $17.5 million were recorded for the nine months ended September 30, 2010 and 2009, respectively. The Company is using these derivatives for risk management purposes but has not designated the contracts as hedges for accounting purposes.
(5) Partnership Investments
Presented below are the underlying assets and liabilities of the Partnerships that the Company reports on a net basis, as well as the Company’s investments in other partnerships accounted for under the equity method. These investments are presented as partnership investments, net in its consolidated statements of financial condition as of September 30, 2010 and December 31, 2009.

	September 30,	December 31,
(in thousands)	2010	2009
Calamos Market Neutral Opportunities Fund LP:
Deposits with broker	$9,483	$8,008
Securities owned	17,011	21,976
Securities sold but not yet purchased	(6,309)	(10,934)
Accrued expenses and other current liabilities	(1,094)	(112)
Other current assets	951	214

Calamos Market Neutral Opportunities Fund LP, net	20,042	19,152

Investment in other partnerships	19,833	18,397

Partnership investments, net	$39,875	$37,549

As of September 30, 2010 and December 31, 2009, the Company held a controlling interest of $18.4 million (91.6%) and $17.5 million (91.5%), respectively, in Calamos Market Neutral Opportunities Fund LP. The non-controlling interest totaled 8.4% and 8.5% of Calamos Market Neutral Opportunities Fund LP at September 30, 2010 and December 31, 2009, respectively. The non-controlling interest is presented in the consolidated statements of financial condition as non-controlling interest in partnership investments.
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

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following tables provide the hierarchy of inputs used to derive the fair value of the Company’s investment securities, derivative assets, derivative liabilities, securities and derivatives owned by the Partnership, and securities sold but not yet purchased and derivative liabilities of the Partnership as of September 30, 2010 and December 31, 2009. Foreign currency contracts are presented on a net basis where the right of offset exists, and no impact of these positions exists for either period presented.

		Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other
		Identical	Observable
(in thousands)	September 30,	Assets	Inputs
Description	2010	(Level 1)	(Level 2)
Investment securities (Note 3)
Mutual Funds
Equity	$150,250	$150,250	—
Fixed income	89,080	89,080	—
Defensive equity	54,679	54,679	—
Other	1,342	1,342	—

Total mutual funds	295,351	295,351	—

Common stock	103	103	—

	295,454	295,454	—

Derivative assets (Note 4)
Exchange-traded put option contracts	706	706	—

Securities and derivatives owned by the Partnership (Note 5)
Purchased options	187	187	—
Convertible bonds	16,516	—	16,516
Corporate bonds	308	—	308

	17,011	187	16,824

Securities sold but not yet purchased and derivative liabilities of the Partnership (Note 5)
Common stocks	(6,297)	(6,297)	—
Exchange-traded call option contracts	(12)	(12)	—

	(6,309)	(6,309)	—

Total	$306,862	$290,038	$16,824

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other
		Markets for	Observable
(in thousands)	December 31,	Identical Assets	Inputs
Description	2009	(Level 1)	(Level 2)
Investment securities (Note 3)
Mutual Funds
Equity	$95,919	$95,919	—
Fixed income	81,908	81,908	—
Defensive equity	28,736	28,736	—
Other	1,218	1,218	—

Total mutual funds	207,781	207,781	—

Common stock	105	105	—

	207,886	207,886	—

Derivative assets (Note 4)
Exchange-traded put option contracts	1,720	1,720	—

Derivative liabilities (Note 4)
Exchange-traded call option contracts	(3,450)	(3,450)	—

Securities and derivatives owned by the Partnership (Note 5)
Common stocks	532	532	—
Convertible preferred stocks	1,767	660	$1,107
Purchased options	179	179	—
Convertible bonds	18,798	—	18,798
Corporate bonds	700	—	700

	21,976	1,371	20,605

Securities sold but not yet purchased and derivative liabilities of the Partnership (Note 5)
Common stocks	(10,893)	(10,893)	—
Exchange-traded call option contracts	(41)	(41)	—

	(10,934)	(10,934)	—

Total	$217,198	$196,593	$20,605

(7) Fair Value of Financial Instruments
The fair value of long-term debt and the current portion of long-term debt, which has a total carrying value of $125 million at September 30, 2010 and December 31, 2009, was approximately $143.3 million and $137.4 million at September 30, 2010 and December 31, 2009, respectively. Fair value estimates are calculated using discounted cash flows based on the Company’s incremental borrowing rates for the debt and market prices for similar bonds at the measurement date. This method of assessing fair value may differ from the actual amount realized.
The carrying value of all other financial instruments approximates fair value due to the short maturities of these financial instruments.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(8) Earnings Per Share
The following table reflects the calculation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2010	2009	2010	2009
Earnings per share — basic
Earnings available to common shareholders	$4,693	$2,590	$14,174	$7,729
Weighted average shares outstanding	19,895	19,621	19,870	19,616

Earnings per share — basic	$0.24	$0.13	$0.71	$0.39

Earnings per share — diluted
Earnings available to common shareholders	$4,693	$2,590	$14,174	$7,729
Weighted average shares outstanding	19,895	19,621	19,870	19,616
Dilutive impact of restricted stock units	249	470	283	333

Weighted average diluted shares outstanding	20,144	20,091	20,153	19,949

Earnings per share — diluted	$0.23	$0.13	$0.70	$0.39

Diluted earnings per share is calculated (a) assuming the Calamos Interests exchange all their ownership in Holdings and their CAM Class B common stock for shares of CAM’s Class A common stock (collectively, the Exchange) and (b) including the effect of outstanding dilutive equity incentive compensation awards.
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
Effective March 1, 2009, the Company amended its certificate of incorporation requiring that the Exchange be based on a fair value approach (details of the amendment are set forth in the Company’s Schedule 14C filed with the Securities and Exchange Commission on January 12, 2009). The amendment results in the same or fewer shares of Class A common stock being issued at the time of the Exchange. As a result, the effects of the Exchange are anti-dilutive and are therefore excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2010 and 2009. In the event of an actual Exchange, the majority of the Company’s independent directors may determine the fair market value of CAM’s net assets, including its ownership in Holdings. This valuation may result in the actual number of shares being materially different from the shares presented in the table below as the shares presented in the table are estimated based solely on the formula as described in the Schedule 14C and does not reflect any adjustments that may be made by the independent directors in determining the fair market value as noted above.
The following table shows the number of shares which were excluded from the computation of diluted earnings per share as they were anti-dilutive.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Exchange of Calamos Interests’ ownership in Holdings for shares of Class A common stock	45,948,392	53,894,411	45,948,392	53,894,411
Restricted stock units	814,695	290,699	561,598	797,813
Stock options	2,438,926	2,472,381	2,438,926	2,472,381

Total	49,202,013	56,657,491	48,948,916	57,164,605

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
During the nine months ended September 30, 2010, the Company granted 529,161 RSUs. There were forfeitures of 31,355 stock options and 20,372 RSUs during the nine months ended September 30, 2010.
During the nine months ended September 30, 2010, 310,882 RSUs vested with 84,692 units withheld for taxes and 226,190 RSUs converted into an equal number of shares of CAM’s Class A common stock. The total intrinsic value and the fair value of the converted shares was $2.8 million. The total tax benefit realized in connection with the vesting of the RSUs during the nine months ended September 30, 2010 was $327,000, as the Company receives tax benefits based upon the portion of Holdings’ income that it recognizes.
During the nine months ended September 30, 2010, expense recorded in connection with the RSUs and stock options was $7.0 million of which $1.5 million, after giving effect to the non-controlling interests, was credited as additional paid-in capital. During the nine months ended September 30, 2009, expense recorded in connection with the RSUs and stock options was $6.2 million of which $1.3 million, after giving effect to the non-controlling interests, was credited as additional paid-in capital. The amount of deferred tax asset created was $562,000 and $495,000 during the nine months ended September 30, 2010 and 2009, respectively. At September 30, 2010, approximately $19.2 million of total unrecognized compensation expense related to nonvested stock option and RSU awards is expected to be recognized over a weighted-average period of 3.4 years.
(10) Income Taxes
Holdings is subject to certain income-based state taxes; therefore, income taxes reflect not only the portion attributed to CAM stockholders but also a portion of income taxes attributable to non-controlling interests. As presented in the table below, CAM’s effective income tax rate for the nine months ended September 30, 2010 and 2009 was approximately 37.3% and 38.0%, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009
Income tax provision	$2,598	$1,670	$8,840	$5,096
Income tax (provision) benefit attributable to non-controlling interest in Calamos Holdings LLC	144	(99)	(396)	(357)

Income tax provision attributable to CAM	2,742	1,571	8,444	4,739
Net income attributable to CAM	4,693	2,590	14,174	7,729

Income before taxes attributable to CAM	$7,435	$4,161	$22,618	$12,468

CAM’s effective income tax rate	36.9%	37.8%	37.3%	38.0%

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(11) Non-operating Income (Loss)
Non-operating income (loss) was comprised of the following components for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009
Interest income	$98	$186	$306	$566
Interest expense	(1,950)	(1,950)	(5,850)	(5,850)

Net interest expense	(1,852)	(1,764)	(5,544)	(5,284)

Investment income (loss)	5,399	(6,060)	20,348	1,452
Miscellaneous other income (loss)	68	(148)	384	217

Investment and other income (loss)	5,467	(6,208)	20,732	1,669

Non-operating income (loss)	$3,615	$(7,972)	$15,188	$(3,615)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
We are a firm of 320 full-time employees that provides investment advisory services to institutions and individuals, managing $32.6 billion in assets at September 30, 2010. Our operating results fluctuate primarily due to changes in the total value and composition of our assets under management. The value and composition of our assets under management are, and will continue to be, influenced by a variety of factors, including purchases and redemptions of shares of mutual funds and additional funding and withdrawals from separate accounts that we manage, fluctuations in the financial markets around the world that result in appreciation or depreciation of assets under management and the number and types of our investment strategies and products.
We market our investment strategies through a variety of products designed to suit various investment needs. We currently manage four types of mutual fund and separate account investment products. The following table details our assets under management at September 30, 2010 and 2009.

	September 30,
(in millions)	2010	2009
Mutual Funds
Open-end funds	$20,088	$18,092
Closed-end funds	5,088	4,764

Total mutual funds	25,176	22,856

Separate Accounts
Institutional accounts	5,110	4,219
Managed accounts	2,278	3,468

Total separate accounts	7,388	7,687

Total assets under management	$32,564	$30,543

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

Operating Results
Third Quarter and Nine Months Ended September 30, 2010 Compared to Third Quarter and Nine Months Ended September 30, 2009
Assets Under Management
Assets under management increased by $2.0 billion, or 7%, to $32.6 billion at September 30, 2010 from $30.5 billion at September 30, 2009. Our assets under management consisted of 77% mutual funds, 16% institutional accounts and 7% managed accounts at September 30, 2010 compared to 75% mutual funds, 14% institutional accounts and 11% managed accounts at September 30, 2009.

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
(in millions)	2010	2009	Amount	Percent	2010	2009	Amount	Percent
Total Mutual Funds
Beginning assets under management	$23,142	$20,003	$3,139	16%	$24,480	$17,498	$6,982	40%
Net purchases (redemptions)	(141)	21	(162)	*	(301)	95	(396)	*
Market appreciation	2,175	2,832	(657)	(23)	997	5,263	(4,266)	(81)

Ending assets under management	25,176	22,856	2,320	10	25,176	22,856	2,320	10

Average assets under management	23,997	21,382	2,615	12	24,239	19,092	5,147	27

Institutional Accounts
Beginning assets under management	4,710	3,898	812	21	4,619	3,498	1,121	32
Net purchases (redemptions)	(155)	(217)	62	29	119	(274)	393	*
Market appreciation	555	538	17	3	372	995	(623)	(63)

Ending assets under management	5,110	4,219	891	21	5,110	4,219	891	21

Average assets under management	4,854	4,044	810	20	4,812	3,774	1,038	28

Managed Accounts
Beginning assets under management	2,061	3,131	(1,070)	(34)	3,615	3,044	571	19
Net redemptions	(103)	(85)	(18)	(21)	(1,475)	(436)	(1,039)	(238)
Market appreciation	320	422	(102)	(24)	138	860	(722)	(84)

Ending assets under management	2,278	3,468	(1,190)	(34)	2,278	3,468	(1,190)	(34)

Average assets under management	2,144	3,295	(1,151)	(35)	2,628	3,085	(457)	(15)

Total Assets Under Management
Beginning assets under management	29,913	27,032	2,881	11	32,714	24,040	8,674	36
Net redemptions	(399)	(281)	(118)	(42)	(1,657)	(615)	(1,042)	(169)
Market appreciation	3,050	3,792	(742)	(20)	1,507	7,118	(5,611)	(79)

Ending assets under management	$32,564	$30,543	$2,021	7	$32,564	$30,543	$2,021	7

Average assets under management	$30,995	$28,721	$2,274	8%	$31,679	$25,951	$5,728	22%

*	Not meaningful.
During the third quarter of 2010, the increase in security valuations drove a $2.2 billion increase in our mutual fund assets under management that we present as market appreciation. Net redemptions in our mutual funds were $141 million and represent an unfavorable change of $162 million from net purchases of $21 million in the third quarter of 2009. The net redemptions during the recent quarter were predominantly driven by outflows from the Growth Fund. However, during the most recent quarter, we generated net inflows in 13 of our mutual funds of $199 million. Inflows remained strongest in our global, high yield, convertible and fixed income strategies.
Similarly, the increase in security valuations positively impacted our mutual fund assets under management by $1.0 billion through the nine months ended September 30, 2010, compared to an appreciating market of $5.3 billion during same period of 2009. Net redemptions in our mutual funds were $301 million for the nine months ended September 30, 2010 and represent an unfavorable change of $396 million from net purchases of $95 million in the same period of 2009. Our global strategies recorded year-over-year increases in net sales of $574 million. This increase was more than offset by a decrease in our Convertible Fund net sales, which were $1.5 billion less for the nine months ended September 30, 2010 than the same period of 2009.
Separate accounts, which represent managed accounts for both institutions and individuals, had combined net redemptions of $258 million and $1.4 billion during the third quarter and year-to-date period ended September 30, 2010, respectively, compared to net redemptions of $302 million and $710 million during the respective prior-year periods. The net outflows from our managed accounts in the current year were impacted by $1.3 billion in net redemptions as a result of our decision in the first quarter of 2010 to increase the account minimums for our convertible-based strategies on separately-managed account platforms. This effort was completed in the second quarter of 2010. We expect no further redemptions as a result of this strategic initiative. The managed account outflows were partially offset by net inflows of $119 million within our institutional accounts for the nine months ended September 30, 2010, compared to $274 million of outflows in the comparable prior-year period. Institutional accounts generally have long and varying lead times before funding occurs which creates fluctuations in sales volumes. Separate accounts were favorably impacted by market appreciation of $875 million and $510 million during the three and nine months ended September 30, 2010, respectively, compared to market appreciation of $960 million and $1.9 billion during the three and nine months ended September 30, 2009, respectively.
Financial Overview

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
(in thousands)	2010	2009	Amount	Percent	2010	2009	Amount	Percent
Operating income	$30,611	$27,374	$3,237	12%	$90,784	$61,948	$28,836	47%

Operating margin	39.0%	37.1%	1.9%	5%	37.8%	30.9%	6.9%	22%

Net income attributable to Calamos Asset Management, Inc.	$4,693	$2,590	$2,103	81%	$14,174	$7,729	$6,445	83%
Operating income grew to $30.6 million for the third quarter of 2010, compared with $27.4 million for the same period a year ago. Operating margin improved to 39.0% for the third quarter of 2010 from 37.1% for the year-earlier period. Operating income for the nine months ended September 30, 2010 grew by 47% to $90.8 million from $61.9 million for the same period a year ago. Operating margin was 37.8% for the nine months ended September 30, 2010, a significant improvement over 30.9% for the year-earlier period.
In order to gather assets under management, we engage in distribution and underwriting activities, principally with respect to our family of open-end mutual funds. Generally accepted accounting principles require that we present distribution fees earned by us as revenues and distribution fees paid to selling firms and the amortization of our deferred sales commissions as expenses in the consolidated statements of operations. However, when analyzing our business, we consider the result of these distribution activities on a net basis as they are typically a result of a single open-end mutual fund share purchase. Hence, the result of presenting this information in accordance with generally accepted accounting principles is a reduction to our overall operating margin, as the margin on distribution activities is generally lower than the margins on the remainder of our business. The following table summarizes the net distribution fee margin for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009
Distribution and underwriting fees	$20,118	$20,271	$63,217	$56,287
Distribution expenses	15,931	15,713	49,175	42,473
Amortization of deferred sales commissions	2,198	2,494	7,240	9,710

Net distribution fees	1,989	$2,064	6,802	$4,104

Net distribution fee margin	10%	10%	11%	7%
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
Non-operating income (loss), net of non-controlling interest in partnership investments increased income by $3.6 million for the third quarter of 2010 and decreased income by $8.1 million for the third quarter of 2009. Non-operating income (loss), net of non-controlling interest in partnership investments increased income by $15.1 million for the nine months ended September 30, 2010 and decreased income by $3.9 million in the nine months ended September 30, 2009. For both periods compared, the increase in non-operating income resulted from net realized gains on the sales of investment securities and derivatives in connection with our tax harvesting strategy executed throughout 2010.
Revenues
Total revenues increased by $4.6 million, or 6%, to $78.4 million for the three months ended September 30, 2010 from $73.8 million in the comparable prior year. For the nine months ended September 30, 2010, total revenues increased by $39.6 million, or 20%, to $240.0 million from $200.4 million in the comparable prior year. The increase was primarily due to higher investment management fees.

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
(in thousands)	2010	2009	Amount	Percent	2010	2009	Amount	Percent
Investment management fees	$57,572	$52,868	$4,704	9%	$174,609	$142,362	$32,247	23%
Distribution and underwriting fees	20,118	20,271	(153)	(1)	63,217	56,287	6,930	12
Other	729	659	70	11	2,189	1,797	392	22

Total revenues	$78,419	$73,798	$4,621	6	$240,015	$200,446	$39,569	20

Investment management fees increased 9% in the third quarter of 2010 primarily due to a $2.3 billion, or 8%, increase in average assets under management across all products for the third quarter of 2010 versus 2009. Investment management fees from open-end funds increased to $36.8 million for the three months ended September 30, 2010 from $32.7 million for the prior-year period, a result of a $2.3 billion increase in open-end fund average assets under management. Investment management fees from our closed-end funds increased to $11.2 million for the third quarter of 2010 from $10.2 million for the prior-year quarter, due to a $361 million increase in closed-end fund average assets under management. Investment management fees from our separately managed accounts were $9.6 million for the three months ended September 30, 2010 representing only a 3% decrease from $9.9 million in the prior year despite a net decrease in average assets under management of $341 million, or 5%. The strategic initiative undertaken to increase the account minimums on convertible-based separately-managed accounts resulted in the closure of $1.3 billion from accounts with average fee rates below our overall average fee rate. Consequently, the effective fee rate that we earn from our managed accounts increased as a result of this initiative. Investment management fees as a percentage of average assets under management were 0.74% and 0.73% for the three months ended September 30, 2010 and 2009, respectively.
Investment management fees for the nine months ended September 30, 2010 increased 23% primarily due to a $5.7 billion, or 22%, increase in average assets under management across all products when compared to the same period of 2009. Investment management fees from open-end funds increased to $110.5 million for the nine months ended September 30, 2010 from $86.7 million for the prior-year period, a result of a $4.4 billion increase in open-end fund average assets under management. Investment management fees from our closed-end funds increased to $33.2 million for the nine months ended September 30, 2010 from $27.5 million for the prior-year period, due to a $785 million increase in closed-end fund average assets under management. Investment management fees from our separately managed accounts increased to $30.9 million for the nine months ended September 30, 2010 from $28.2 million in the prior year, in line with the changes in average assets for these accounts. Investment management fees as a percentage of average assets under management were a 0.74% and 0.73% for the nine months ended September 30, 2010 and 2009, respectively.
Distribution and underwriting fees decreased by $153,000, or 1%, to $20.1 million for the three months ended September 30, 2010 from $20.3 million for the third quarter of 2009. Distribution and underwriting fees are comprised of asset-based distribution fees received from our family of mutual funds, front-end sales charges on sales of Class A mutual fund shares and contingent deferred sales charges received on certain redemptions from Class B and Class C mutual fund shares. The decrease of $153,000 for the third quarter principally reflects a decrease in contingent deferred sales charges that we earned from Class B shares redemptions as the fee rate decreases with the average age of the Class B share asset, expiring after 6 years. Because we have closed Class B shares to new purchases, the average age of the Class B shares will continue to increase over time and will result in a decrease in the contingent deferred sales charge rate that we receive. Asset-based distribution fees increased slightly when comparing the quarterly result for the periods ended September 30, 2010 and 2009. While the distribution fee rates by share class remained constant, the composition of assets by share class materially changed with a greater percentage of assets invested in Class I shares, from which we do not earn distribution fees. Distribution and underwriting fees increased by $6.9 million, or 12%, to $63.2 million for the nine months ended September 30, 2010 from $56.3 million for the same prior-year period. The improvement for the year-to-date period was mainly due to an $8.0 million increase in asset-based distribution fees driven by an increase in open-end fund average assets under management though at a moderated pace when compared to the growth in average assets under management, given the shift to Class I shares.

Operating Expenses
Operating expenses rose to $47.8 million and $149.2 million for the three and nine months ended September 30, 2010, respectively, from $46.4 million and $138.5 million in the comparable prior-year periods, reflecting increases in distribution expenses, employee compensation and benefits expenses and marketing and sales promotion expenses, slightly offset by decreases in amortization of deferred sales commissions.

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
(in thousands)	2010	2009	Amount	Percent	2010	2009	Amount	Percent
Employee compensation and benefits	$18,287	$17,686	$601	3%	$57,294	$53,155	$4,139	8%
Distribution expenses	15,931	15,713	218	1	49,175	42,473	6,702	16
Amortization of deferred sales commissions	2,198	2,494	(296)	(12)	7,240	9,710	(2,470)	(25)
Marketing and sales promotion	3,264	2,627	637	24	9,483	8,089	1,394	17
General and administrative	8,128	7,904	224	3	26,039	25,071	968	4

Total operating expenses	$47,808	$46,424	$1,384	3%	$149,231	$138,498	$10,733	8%

Employee compensation and benefits expense increased by $601,000 and $4.1 million for the three and nine months ended September 30, 2010, respectively, when compared to the respective prior-year periods. These increases are mostly attributable to an increase in accruals for incentive awards and to equity incentive compensation plans. Though we have not meaningfully increased the number of associates that we employ, we have reduced staffing levels of our middle- and back-office operations teams and have increased staffing levels within our sales and marketing teams to focus on expanding our distribution capabilities. These sales-oriented individuals are generally more highly compensated, leading to increases in salary expenses and sales-based incentive compensation.
Distribution expenses generally represent a pass-through to financial intermediaries of Rule 12b-1 fees that we earn from the family of funds that we manage and distribute. These expenses are directly related to changes in average open-end fund assets under management of Class A, B, and C shares and to the proportion of Class C share assets less than one year old. For the three and nine months ended September 30, 2010, distribution expenses increased by $218,000 and $6.7 million, respectively, when compared to the prior-year periods. This change is due to an increase in the average assets under management of Class A and Class C shares and an increase in the average Class C shares assets older than one year. Although the Rule 12b-1 fee rates we paid to broker-dealers and other intermediaries in the three and nine months ended September 30, 2010 did not change from the rates paid in the prior year, we experienced a material shift of average assets to Class I shares, which do not include a distribution expense. As a result of this increase in Class I share mutual fund assets, distribution expenses did not grow at a rate commensurate with our average mutual fund assets under management.
Amortization of deferred sales commissions typically change with the level of new mutual fund sales of Class B and C share and with Class B share redemptions. Amortization of deferred sales commissions decreased by $296,000 for the three months ended September 30, 2010, when compared to the same period of 2009, mainly due to the reduction in Class B share mutual fund sales.
During the second quarter of 2009, we discontinued the sales of Class B mutual fund shares, and as a result, the deferred sales commission assets will no longer be replenished by new sales. In connection with this discontinuation of Class B shares sales, we adjusted the estimated lives of these assets, thus extending the period over which the remaining amortization expense will be recorded and reducing the periodic amortization expense recognized prospectively. We expect that amortization expense associated with Class B share deferred sales commissions will continue to decrease as the remaining Class B share assets convert to Class A shares over time.
The increase in marketing and sales promotion of $637,000 and $1.4 million for the three and nine months ended September 30, 2010, respectively, is largely the result of supplemental distribution payments to brokers, which increased with average assets under management of our open-end mutual funds. During the third quarter of 2010, we increased spending to support a series of targeted marketing and advertising campaigns to build awareness about our low-volatility equity strategies. Offsetting the annual increase in expenses were expense reimbursements from certain open-end mutual funds that decreased in both number and amount as these funds gained scale by attracting assets.
For the three and nine months ended September 30, 2010, general and administrative expense increased by $224,000 and $1.0 million, respectively, when compared to the same periods of the prior year. The $1.0 million increase over the prior year is largely due to a $0.7 million non-recurring, license-termination expense associated with outsourcing our middle- and back-office operations functions. Additionally, in support of expanding our international distribution efforts, travel related expenses have modestly increased for the current quarter and year-to-date periods from a year ago. Finally, professional service expenses related to outsourcing our middle- and back-office continue to increase with the level of responsibilities assumed by the vendors. The impact of these items has been tempered by a reduction in depreciation expenses as certain equipment placed in service to accommodate our move into our headquarters has been fully depreciated.
Non-operating Activities, Net of Non-controlling Interest in Partnership Investments
The following table summarizes our non-operating income (loss) activities, net of non-controlling interest in partnership investments for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2010	2009	Change	2010	2009	Change
Interest income	$98	$186	$(88)	$306	$566	$(260)
Interest expense	(1,950)	(1,950)	—	(5,850)	(5,850)	—

Net interest expense	(1,852)	(1,764)	(88)	(5,544)	(5,284)	(260)

Investment income (loss)	5,399	(6,060)	11,459	20,348	1,452	18,896
Miscellaneous other income (loss)	68	(148)	216	384	217	167

Investment and other income (loss)	5,467	(6,208)	11,675	20,732	1,669	19,063

Non-operating income (loss)	3,615	(7,972)	11,587	15,188	(3,615)	18,803
Net income attributable to non-controlling interest in partnership investments	(52)	(141)	89	(63)	(330)	267

Non-operating income (loss), net of non- controlling interest in partnership investments	$3,563	$(8,113)	$11,676	$15,125	$(3,945)	$19,070

Non-operating activities increased income by $3.6 million and $15.1 million for the three and nine months ended September 30, 2010, respectively. For the three and nine months ended September 30, 2009, non-operating activities decreased income by $8.1 million and $3.9 million, respectively. Interest expense remained flat year over year as our debt level remained constant. Investment income for the third quarter of 2010 was $5.5 million, raising investment income to $20.7 million for the year-to-date period. The majority of investment income reflects realized gains on the sale of investment securities generated as a part of our continuing tax harvesting strategy to better utilize tax loss carry-forwards.
The following table provides a summary of the total returns generated on our investment portfolio by combining investment income (loss), a portion of our non-operating activities, with the changes in fair value of certain investment securities that are recorded in accumulated other comprehensive income, a component of stockholders’ equity, for the three and nine months ended September 30, 2010:

	Three Months Ended September 30, 2010			Nine Months Ended September 30, 2010
		Change in			Change in
		Accumulated			Accumulated
	Non-	Other		Non-	Other
	Operating	Comprehensive		Operating	Comprehensive
(in thousands)	Income	Income	Total	Income	Income	Total
Mutual funds and common stock	$6,287	$20,352	$26,639	$25,348	$(1,155)	$24,193
Partnership investments	2,937	—	2,937	2,342	—	2,342
Equity option contracts	(3,825)	—	(3,825)	(7,342)	—	(7,342)

Investment income	5,399	20,352	25,751	20,348	(1,155)	19,193
Non-controlling interest in partnership investments	(52)		(52)	(63)		(63)

Investment portfolio results	$5,347		$25,699	$20,285		$19,130

Less: Non-controlling interest in Calamos Holdings LLC		(15,943)			1,369
Change in accumulated other comprehensive income due to stock issuances		—			(64)
Deferred income taxes		(1,631)			(75)

Change in accumulated other comprehensive income		$2,778			$75

Our investment portfolio gained $25.7 million, or 8.0%, and $19.1 million, or 6.6%, in the three and nine months ended September 30, 2010, respectively. These results primarily reflect unrealized and realized gains from our investments in mutual funds, partially offset by net unrealized and realized loss on our equity option contracts used to hedge market value fluctuations in the corporate investment portfolio.
Income Taxes
Calamos Holdings LLC is subject to certain income-based state taxes; therefore, income taxes reflect not only the portion attributed to us but also income taxes attributable to non-controlling interests. Our effective income tax rate for the three and nine months ended September 30, 2010 was approximately 36.9% and 37.3%, respectively, compared to 37.8% and 38.0% for the comparable prior year periods.
Net Income
Net income attributable to Calamos Asset Management, Inc. was $4.7 million and $14.2 million for the three and nine months ended September 30, 2010, respectively, compared to $2.6 million and $7.7 million for the same periods in the prior year.
Net income attributable to non-controlling interests of $26.9 million and $83.0 million for the three and nine months ended September 30, 2010, respectively, largely reflects the Calamos Interests’ 78.33% ownership in Calamos Holdings LLC.
The Calamos Interests has reserved the right to exchange their interest in Calamos Holdings LLC for newly issued Class A common shares. At the time of exchange, the Calamos Interests would be granted Class A common shares with a value equal to the fair value of their ownership in Calamos Holdings LLC received by us. The method for determining the number of shares the Calamos Interests receive upon exchange is described in Section 3 (c) (ii) of Article IV of the Second Amended and Restated Certificate of Incorporation of Calamos Asset Management, Inc. Based upon the number of outstanding shares of Class A common stock at September 30, 2010, and excluding the value of assets we own other than our 21.67% interest in Calamos Holdings LLC, such exchange would result in the Calamos Interests receiving 78.33% of our then outstanding Class A common stock.
Following a complete exchange of the Calamos Interests’ 78.33% ownership interest in Calamos Holdings LLC for newly issued Class A common stock, net income attributable to non-controlling interests in Calamos Holdings LLC would no longer be presented as a separate line item within our consolidated statement of operations as we would then wholly own Calamos Holdings LLC.
Liquidity and Capital Resources
We manage our liquidity position to ensure adequate resources are available to fund ongoing operations of the business, provide seed capital for new funds and invest in other corporate strategic initiatives. Our principal sources of liquidity are cash flows from operating activities and our corporate investment portfolio, which is comprised of cash and cash equivalents, investment securities, derivatives and partnership investments. Investment securities are principally comprised of company-managed mutual funds. In addition, the individual securities held within our partnership investments are typically highly liquid.
Our working capital requirements historically have been met through cash generated by operations. We believe cash generated from operations will be sufficient over the foreseeable future to meet our working capital requirements with respect to the foregoing activities, as well as to support future growth. The following table summarizes our principal sources of liquidity as of September 30, 2010 and December 31, 2009:

			Increase
(in thousands)	September 30, 2010	December 31, 2009	(Decrease)
Cash and cash equivalents	$93,425	$145,431	$(52,006)
Investment securities	295,454	207,886	87,568
Derivatives, net	706	(1,730)	2,436
Partnership investments, net of non-controlling interests	38,187	35,924	2,263

Total corporate investment portfolio	$427,772	$387,511	$40,261

Calamos Holdings LLC is the borrower of our $125 million in outstanding debt, including both current and long-term portions. The following is a summary of our covenant compliance as of September 30, 2010 with the defined terms and covenants having the same meanings set forth under our amended note purchase agreements:

Results as of
Covenant — Requirement	September 30, 2010
EBITDA/interest expense — not less than 3.0	18.63
Debt/EBITDA — not more than 3.0	0.86
Investment coverage ratio — not less than 1.175	2.92
Net worth (in millions) — not less than $160	$292
In connection with monitoring the aforementioned covenants, we continue to execute a hedge strategy, typically comprised of a combination of selling index-based call options and purchasing index-based put options while focusing on the valuation of our investment portfolio. This hedge has provided the stability to our portfolio value as intended. We expect to use hedge strategies to protect our portfolio value when we believe appropriate.
The following table summarizes key statements of financial condition data relating to our liquidity and capital resources:

	September 30,	December 31,
(in thousands)	2010	2009
Statements of financial condition data:
Cash and cash equivalents	$93,425	$145,431
Receivables	27,193	26,489
Investment securities and derivatives, net	296,160	206,156
Partnership investments, net	38,187	35,924
Deferred tax assets, net	79,273	86,256
Deferred sales commissions	9,388	12,705
Long-term debt, including current portion	125,000	125,000
Cash flows for the nine months ended September 30, 2010 and 2009 are shown below:

	September 30,
(in thousands)	2010	2009
Cash flow data:
Net cash provided by operating activities	$99,781	$81,464
Net cash provided by (used in) investing activities	(77,348)	11,810
Net cash used in financing activities	(74,439)	(23,230)
Net cash provided by operating activities totaled $99.8 million for the nine months ended September 30, 2010. These net cash flows are primarily attributable to investment management and distribution and underwriting fees generated by core business activities, partially offset by staff, distribution, and other operating expenses.
Investing activities for the nine months ended September 30, 2010 used cash totaling $77.3 million. The net cash used in investing activities was primarily comprised of additional investments in company-sponsored mutual funds of $63.4 million to help expand our product offering coupled with our net purchases of derivatives of $9.8 million. The year-over-year increase in purchases and sales of investment securities is directly related to the execution of our tax harvesting strategy, whereby we sell and repurchase investment securities to realize gains. These gains offset our capital loss carryforward, and utilize a portion of our related deferred tax assets, which together were created in the fourth quarter of 2008 when we realized capital losses upon the sale of investment securities.
Net cash used in financing activities totaled $74.4 million for the nine months ended September 30, 2010 and largely represents pro rata income tax and equity distributions paid by Calamos Holdings LLC to Calamos Asset Management, Inc. and to our non-controlling interests, in the amount of $19.4 million and $69.9 million, respectively. Distributions from Calamos Holdings LLC to Calamos Asset Management, Inc. are eliminated upon consolidation and are not reflected in the net cash flows used in financing activities. The increase in net cash used in financing activities principally reflects: 1) increases in tax distribution driven by growing net income attributable to our non-controlling interests, 2) a special, pro rata equity distribution of approximately $20.0 million, and 3) an increase in our regular quarterly dividend from 5.5 cents per share throughout 2009 to 7.5 cents per share during 2010.
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
Critical Accounting Policies
Our significant accounting policies are summarized in Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2009. A discussion of critical accounting policies is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2009. There were no meaningful changes in our significant accounting policies or critical accounting policies during the nine months ended September 30, 2010.
Other Information
Calamos Asset Management, Inc. (CAM) is comprised of two groups of assets: a) CAM’s 21.7% ownership interest in Calamos Holdings LLC and b) assets other than its interest in Calamos Holdings LLC (Other Assets), principally comprised of cash and deferred tax assets with a combined book value of $113.7 million. Because CAM controls the operations of Calamos Holdings LLC, CAM presents the entire operations of Calamos Holdings LLC with its own in the consolidated financial statements. The Calamos Interests’ 78.3% ownership in Calamos Holdings LLC is presented as non-controlling interest in the consolidated financial statements. Prior to March 1, 2009, in addition to the approximately 20 million outstanding Class A common shares, we added 77 million shares to reflect Calamos Interests’ 78.3% ownership in Calamos Holdings LLC. The resulting share count provided a reasonable proxy for the number of shares used in determining the market capitalization of the fully consolidated company.
Effective March 1, 2009, CAM de-unitized its ownership structure and as a result, Calamos Interests’ ownership in Calamos Holdings LLC is no longer reflected in the diluted share count presented in CAM’s financial statements. Therefore, the determination of the market capitalization of the fully consolidated business cannot be easily determined by the product of share price and weighted average number of shares. There is a divergence within the financial community on how to calculate CAM’s market capitalization with some basing it solely on the outstanding share count of CAM’s Class A common stock and others grossing-up CAM’s outstanding Class A shares by its 21.7% ownership in Calamos Holdings LLC. The following illustration and accompanying table highlight the uniqueness of CAM’s ownership structure in determining the fully consolidated market capitalization. This illustration is based on the closing price of CAM’s Class A common stock of $11.50 on September 30, 2010.
As previously stated, in addition to the approximate 21.7% ownership in Calamos Holdings LLC, CAM owns certain Other Assets. These assets include cash equivalents and current income tax receivables with a book value of $34.4 million, which approximates fair value, as well as net deferred tax assets with a book value of $79.3 million. The most significant deferred tax asset relates to an election made under section 754 of the Internal Revenue Code following CAM’s initial public offering that expires in 2019, which allows CAM to reduce future income tax payments by approximately $8.3 million annually. The net present value of the net deferred tax assets would be approximately $46.2 million if a hypothetical 12% discount rate were applied over the remaining life of the assets. Using this assumption, Other Assets would collectively have a discounted present value of approximately $80.6 million, or $4.05 per share. Assuming CAM’s stock price fully reflects the Other Assets’ discounted present value of $4.05 per share, it can be inferred that CAM’s remaining stock price of $7.45 ($11.50 — $4.05) would be attributable to CAM’s 21.7% ownership interest in Calamos Holdings LLC.
With these assumptions, the market capitalization associated with CAM’s ownership in Calamos Holdings LLC can be estimated by multiplying the CAM’s share price attributable to Calamos Holdings LLC ($7.45) by the number of CAM’s Class A common shares outstanding (19.9 million) to yield an estimated market capitalization of $148.2 million as of September 30, 2010. This result, however, must be divided by CAM’s 21.7% ownership of Calamos Holdings LLC to determine the total implied market capitalization of Calamos Holdings LLC of $683.9 million. Adding the discounted present value of CAM’s Other Assets ($80.6 million) to the market capitalization of Calamos Holdings LLC indicates that the fully consolidated market capitalization of CAM would be approximately $764.5 million as of September 30, 2010.
The above example assumes that CAM’s stock price reflects the entire discounted present value of the Other Assets. If, however, no value were ascribed to the Other Assets, the fully consolidated market capitalization of CAM would be estimated at $1.1 billion as presented in the following table.

The following calculations summarize two ends of the spectrum in determining the fully consolidated market capitalization of CAM as described above: no recognition of value attributable to CAM’s Other Assets and full recognition of the discounted present value of the Other Assets.

	No Recognition of CAM’s		Full Recognition of CAM’s
	Other Assets		Other Assets
	Ownership in		Ownership in
	Calamos	Other	Calamos	Other
(in thousands, except share data)	Holdings LLC	Assets	Holdings LLC	Assets
Divide:
Discounted value of CAM’s Other Assets		—		$80,620
Class A shares outstanding at September 30, 2010		19,894,773		19,894,773

Discounted value per share of CAM’s Other Assets		—		$4.05

Multiply:
Share price attributed to assets	$11.50	—	$7.45	$4.05
Class A shares outstanding at September 30, 2010	19,894,773	19,894,773	19,894,773	19,894,773

Market capitalization of outstanding shares	$228,790	—	$148,170	$80,620

Divide by:
CAM’s percentage ownership	21.7%	100%	21.7%	100%
Market capitalization associated with CAM’s assets	$1,056,010	—	$683,899	$80,620

Fully consolidated market capitalization	$1,056,010		$764,519

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
Important factors that could cause such differences include, but are not limited to: changes in applicable laws or regulations; downward fee pressures and increased industry competition; risks inherent to the investment management business; the loss of revenues due to contract terminations and redemptions; unsatisfactory service levels by third party vendors; the inability to maintain compliance with financial covenants; the performance of our corporate investment portfolio; our ownership and organizational structure as well as any changes to our ownership or structure; general and prolonged declines in the prices of securities; realization of deferred tax assets; significant changes in market conditions and the economy that require a modification to our business plan; catastrophic or unpredictable events; the loss of key executives; the unavailability, consolidation and elimination of third-party retail distribution channels; increased costs of and timing of payments related to distribution; failure to recruit and retain qualified personnel; a loss of assets, and thus revenues; fluctuation in the level of our expenses; fluctuation in foreign currency exchange rates with respect to our global operations and business; changes in accounting estimates; poor performance of our largest funds; damage to our reputation; and the extent and timing of any share repurchases or capital stock activities.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
An analysis of our market risk was included in our Annual Report on Form 10-K for the year ended December 31, 2009. There were no material changes to the Company’s market risk during the nine months ended September 30, 2010.
Item 4. Controls and Procedures
Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2010, and has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
There were no changes in the company’s internal control over financial reporting that occurred during our third quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
As previously reported, the Company and Calamos Advisors LLC, an indirect subsidiary, were named as defendants in a class action complaint filed on July 15, 2010 (Christopher Brown et al. v John P. Calamos, Sr. et al., No. 10-CV-04422 (N.D. Ill.)) by a putative common shareholder of the Calamos Convertible Opportunities and Income Fund (CHI). This action was voluntarily dismissed by plaintiff in the U.S. District Court and re-filed in the Circuit Court of Cook County, Illinois on September 13, 2010 (Christopher Brown et al. v John P. Calamos, Sr. et al., Civil Action No. 10CH39590). Other defendants include CHI and current and former trustees of CHI; namely John P. Calamos, Sr., Weston W. Marsh, John E. Neal, William R. Rybak, Stephen B. Timbers, David D. Tripple, Joe F. Hanauer and unspecified defendants John and Jane Does 1-100. The plaintiff alleges that the Company and Calamos Advisors aided and abetted the individual defendants’ alleged breaches of fiduciary duty and were unjustly enriched in connection with the redemption of auction rate preferred securities of CHI. As to the Company and Calamos Advisors, the plaintiff is seeking: (i) declaratory judgments that the Company and Calamos Advisors aided and abetted the individual defendants’ alleged breaches of fiduciary duty and were unjustly enriched; (ii) an injunction against the Company and Calamos Advisors serving as advisor or otherwise earning fees for services to CHI; (iii) an unspecified amount of monetary relief plus interest; (iv) an award of attorney’s fees and expenses; and (v) such other and further relief, including punitive damages, as may be available to the plaintiff and the class that plaintiff seeks to represent. On October 13, 2010, the Company, Calamos Advisers, and the other defendants removed this action from the Circuit Court of Cook County, Illinois to the U.S. District Court for the Northern District of Illinois (Christopher Brown et al. v John P. Calamos, Sr. et al., No. 10-CV-06558 (N.D. Ill.))
The Company and Calamos Advisors LLC were named as defendants in a class action complaint filed on September 14, 2010 (Russell Bourrienne et al. v John P. Calamos, Sr. et al., No. 10-CV-10-5833 (N.D. Ill.)) by a putative common shareholder of the Calamos Convertible Opportunities and Income Fund (CHI). This action was voluntarily dismissed by plaintiff in the U.S. District Court and re-filed in Circuit Court of Cook County, Illinois on October 18, 2010 (Russell Bourrienne et al. v John P. Calamos, Sr. et al., No. 10CH345119 ). Other defendants include current and former trustees of CHI; namely John P. Calamos, Sr., Weston W. Marsh, John E. Neal, William R. Rybak, Stephen B. Timbers, David D. Tripple, Joe F. Hanauer and unspecified defendants John and Jane Does 1-100. The plaintiff alleges that the Company and Calamos Advisors aided and abetted the individual defendants’ alleged breaches of fiduciary duty and were unjustly enriched in connection with the redemption of auction rate preferred securities of CHI. As to the Company and Calamos Advisors, the plaintiff is seeking: (i) declaratory judgments that the Company and Calamos Advisors aided and abetted the individual defendants’ alleged breaches of fiduciary duty and were unjustly enriched; (ii) an injunction against serving as advisor or otherwise earning fees for services to CHI; (iii) an unspecified amount of monetary relief plus interest; (iv) an award of attorney’s fees and expenses; and (v) such other and further relief, including punitive damages, as may be available to the plaintiff and the class that plaintiff seeks to represent.
The Company and Calamos Advisors believe that these lawsuits are without merit and intend to defend themselves vigorously against these allegations.
In the normal course of business, we may be party to various legal proceedings from time to time. Currently, there are no other legal proceedings that management believes would have a materially adverse effect on our consolidated financial position or results of operations.

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

CALAMOS ASSET MANAGEMENT, INC. (Registrant)
Date: November 4, 2010	By:	/s/ Cristina Wasiak
Cristina Wasiak
Chief Financial Officer (Principal Financial Officer)