Form 10-K
period 2010-12-31
Calamos Asset Management, Inc. /DE/
filed 2011-03-04
CIK 1299033

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2010
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes     No ☑

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of common stock held by non-affiliates (assuming that all directors and executive officers are affiliates) on June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was $182.5 million.

At March 1, 2011, there were 20,124,701 shares of Class A common stock and 100 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III — Portions of the definitive proxy statement for our Annual Meeting of Shareholders on or about June 3, 2011, as specifically described herein.

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

“Calamos Financial Services” refers to Calamos Financial Services LLC, a Delaware limited liability company and broker-dealer registered under the Securities Exchange Act of 1934, as amended, and a wholly-owned subsidiary of Calamos Holdings LLC. Calamos Financial Services acts as the sole distributor of our family of open-end mutual funds; and

“Calamos Interests” refers to Calamos Family Partners and John P. Calamos, Sr., our Chairman of the Board, chief executive officer and co-chief investment officer. Mr. Calamos also holds the controlling interest in Calamos Family Partners.

The other wholly-owned operating company subsidiaries of Calamos Holdings LLC are Calamos Partners LLC, a registered investment advisor that provides investment management services primarily related to alternative investment products, and Calamos Wealth Management LLC, a registered investment advisor that provides wealth management services, including asset allocation and investment advisory services, to high net worth individuals, family offices and private foundations. Calamos Property Management LLC is also a subsidiary of Calamos Holdings LLC and was established to provide real estate investment services. Calamos International LLP, ultimately a majority-owned subsidiary of Calamos Holdings LLC, is a registered investment advisor with the Financial Services Authority and distributor of the Offshore Funds and company products globally.

The assets under management and other financial data presented in this report with respect to the mutual funds that we manage include the Calamos Growth and Income Portfolio, which is a portfolio of the Calamos Advisors Trust, a registered open-end investment company. However, references to the terms “mutual funds” and “open-end funds” in this report do not otherwise include this portfolio.

Overview

Calamos Asset Management, Inc. is the sole manager of Calamos Holdings LLC, which owns and manages our operating companies. For more than 30 years, we have provided investment advisory services to institutions and individuals, managing $35.4 billion in client assets at December 31, 2010. Throughout our history, we have based our investment philosophy around a single belief; that the key to consistent, long-term success is achieving an optimal balance between enhancing return and managing risk. We have consistently applied our investment philosophy and a proprietary process centered on risk management across a range of U.S. and global investment strategies.

The graphic below illustrates our holding company structure and ownership as of December 31, 2010. Collectively we transact business under the group trade name Calamos Investments.

(1)	Represents combined economic interest of Calamos Family Partners, Inc. and John P. Calamos, Sr. who is also a member of Calamos Holdings LLC.

Our company began as a boutique investment manager, with an emphasis on strategies that sought to maximize the potential of convertible securities to manage risk and build wealth. Today, we offer strategies to fulfill a range of asset allocation goals. The breadth of our investment strategies represents a logical expansion of our core investment discipline and proprietary resources. Because our investment process begins with a comprehensive understanding of a company and the relative attractiveness of the securities within its capital structure, we have been able to selectively expand our capabilities across many strategies. Each portfolio benefits from the research and insights of our entire investment team and the accumulated knowledge we have amassed over the decades.

As more fully described in the Investment Strategies section below, our strategies include equity, low-volatility equity, convertible, alternative, enhanced fixed income, total return and fixed income. We believe a disciplined adherence to our investment philosophy and process has enabled us to deliver superior risk-adjusted returns over the long term.

We seek institutional and individual clients with long-term investment horizons. We make our range of investment strategies and services available to these clients, directly and through intermediaries, by offering an array of investment products designed to suit their investment needs, such as open-end funds, closed-end funds, institutional managed accounts and separate accounts. We plan to continue to introduce new investment strategies and supporting services that will provide the opportunity for attractive risk-adjusted returns.

We believe our investment performance, broad range of investment strategies, diverse product offerings, emphasis on sales and client service efforts have allowed us to help our clients create wealth over full market cycles, which, in turn, grew our assets under management and revenues throughout the years. Differentiated by a one-team, one-process approach, ours is a culture of innovation, global perspective, and clear alignment with our clients’ interests. Over the decades, we have consistently demonstrated strength in developing strategies that capitalize on the opportunities of the changing investment landscape.

In 2010, we experienced notable growth in assets under management, driven primarily by market appreciation and investment performance. The year began with continued volatility in the equity markets, but ended with notable appreciation for the major indexes. The U.S. convertible market saw limited issuance driven by the low-interest rate environment and the spreads in the fixed-income market were suppressed. The global economy showed signs of recovery as trade levels rebounded to levels prior to the 2008 crisis. Our company experienced positive net flows in the fourth quarter of the year, reflecting industry trends into equities overall. We believe that our discipline and investment approach were key components to our strategies’ solid performance in 2010.

We provide additional information about Calamos Asset Management, Inc. in the Investor Relations section of our website at http://investors.calamos.com. This information includes corporate governance documents, press releases, investor presentations, SEC filings and assets under management reports, among others. We encourage you to visit and review our website.

Business Strategy

Our business strategy is designed to ensure we maintain focus on our investment philosophy and continue to seek ways to enhance it, given current conditions in the economy and markets. We apply a team approach to investment research and portfolio management, which allows us to significantly leverage our investment talent. While each of our strategies reflects distinct risk-reward parameters, all are managed according to our time-tested investment process and leverage the expertise of our fully integrated investment team.

Our goal is to continue to grow our business and diversify the assets we manage by investment strategy, product, service and type of client within our core competencies. We have selectively created complementary investment products over the years in order to take advantage of market opportunities for attractive risk-adjusted returns. Key to executing this strategy is our emphasis on building our capabilities in order to support growth, improve client responsiveness and position our business for long-term expansion. In 2010, we continued to improve the caliber and scope of our capabilities in portfolio management, marketing and other functions.

We have been, and will continue to be, guided by the following principles:

Maintain Superior Investment Performance

Our strategy is to maintain our performance by consistently applying our investment philosophy and process, while actively managing our strategies to maintain a stable balance of risk and reward over the full course of a market cycle. We are equally mindful of protecting our clients’ assets during changing market conditions. Accordingly, we have chosen to close, and may continue to close, products to new investments or discontinue products during periods when we do not believe satisfactory risk-adjusted returns can be achieved for our clients.

In 2010, we made the decision to limit purchases into the Calamos Convertible Fund, in order to seek to protect investor performance based upon our view of current and prospective market conditions in the U.S. convertible market. In addition, we made the decision to liquidate the Multi-Fund Blend, which was a fund of funds, allowing shareholders the ability to transfer assets separately into the three component funds or to redeem their shares outright. This decision was driven by issues of efficiency and scale for shareholders in that fund.

Focus on Clients, With an Emphasis on Serving Long-Term Investors

We believe that managing our clients’ assets is an honor and a responsibility. Client service is crucial to our ongoing success. In all our activities, our goal is to have our clients’ best interests in mind and to work diligently and professionally to exceed client expectations in performance and service. We strongly believe that the success of our company is a by-product of our success in helping clients achieve their investment objectives. In particular, we seek to attract, develop and maintain long-term client relationships by providing excellent client service, including educating investors about our investment philosophy and process.

Selectively Expand Our Investment Strategies

Since the introduction of our first convertible strategy in 1977, we have continued to strategically expand our product offerings. In 1988, we introduced our first low-volatility equity strategy and in 1990, developed our first equity strategy. In subsequent years, we broadened our investment offerings within our core competencies to include high yield, global, international, total return and enhanced fixed income investment strategies. Each expansion has leveraged our core competency in investment research and portfolio management, which is based on our expertise. More recently, our product introductions have included an emerging markets growth fund and four Ireland-domiciled UCITS Funds. We will continue to expand our investment strategies selectively in areas where we determine we can produce attractive risk-adjusted returns over the long term. In 2010, we launched the Calamos Discovery Growth Fund, a small-/mid-cap growth fund which we believe is a natural extension of our core competencies. Through such strategic expansion efforts, we believe we can enhance our ability to increase assets under management and revenues.

Expand Our Client Base

Over recent years, as part of our strategic initiatives, we have increased our focus on the institutional business through additions to staff in direct institutional sales, consultant relations, client relationship management and non-U.S. sales. These efforts have enhanced both our global business development as well as client service and retention efforts.

We distribute the Calamos open-end funds and managed accounts primarily through financial intermediaries. We have developed an extensive network of third-party financial intermediaries, and our products are structured to meet their needs and those of their clients. Our sales professionals are located across the United States and in Europe, and they act in a consultative role to provide our clients with insight. We intend to grow our intermediary business through selective relationships. The company also manages five closed-end funds which are traded on the New York Stock Exchange, and operates a wealth management division which serves high net worth individuals and select organizations. The development of these business segments is strategic and includes the continued delivery of a high level of client service and solid relative investment performance.

Capitalize on Our Recognized and Respected Brand

We believe that brand awareness is essential in expanding our client base and adding value. In 2010, we restructured our marketing team and increased its resources. This allowed us to better utilize integrated online and offline marketing campaigns targeted to specific client segments. Our focus is to continue to highlight the uniqueness of our investment process, our investment strategies, and our global investment research, and ultimately expand our position in the market as a global growth manager.

In 2010, many of our funds and strategies were recognized for producing solid long-term performance and risk management by companies such as Morningstar and Kiplinger’s Personal Finance. Furthermore, in November 2010, Calamos Asset Management was named one of the most trustworthy companies in America by Forbes (“The Most Trustworthy Companies in America,” November 8, 2010).

Our co-chief investment officers, John P. Calamos, Sr. and Nick P. Calamos, have written books on investments in convertible securities and are recognized investment experts. They frequently discussed their investment insights on networks such as CNBC, Bloomberg and Canada’s BNN throughout 2010 and were also featured in publications such as Fortune, Forbes, Financial Advisor, Crain’s Chicago Business and Fund Action, among others. John P. Calamos, Sr. also presented at multiple industry and financial services conferences this past year, and he was named one of the most influential people of 2010 in the industry by Mutual Fund Wire (“100 Most Influential People in the 40 Act Industry,” December 10, 2010). In addition, both John P. Calamos, Sr. and Nick P. Calamos hosted online webinars in 2010 to discuss our investment strategies in this increasingly popular format. We believe we have been able to strengthen the Calamos brand and awareness of our investment philosophy through all of these activities.

We also raised brand awareness through strategic sponsorships. In 2010, we sponsored the Milken Institute Global Conference. Nick P. Calamos participated in a panel discussion hosted by CNBC’s Maria Bartiromo during the highly esteemed conference, as well. The company also took part in numerous trade shows and other industry activities in 2010.

Investment Philosophy

We believe that a successful investment philosophy must be consistent and long-term oriented. Our investment philosophy is based on our views about the longer-term trends and economic conditions that affect financial markets. We assume there will always be unforeseen events that will continually test conventional wisdom. We believe we can achieve favorable investment results over extended periods of time based on our experience in many market environments, our continued study of economics and financial markets, and our application of a sound investment process that can manage the volatility and risk associated with financial markets. Because of this philosophy, our investment process is focused on risk management. The creation of wealth for our clients over the long term is not solely about producing returns, but about managing risk, which we define as the potential for loss and the variability of investment returns.

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

We make decisions on individual securities in the context of our perspective on macroeconomic themes in the U.S. and across the globe. While the market may not always follow the same pattern every economic cycle, history provides a valuable context for evaluating the risks and opportunities of the current investment environment. Our investment decision-makers have decades of experience managing through many market cycles.

Investment Management

Our investment management team is guided, above all else, by the long-term interests of our clients. This dedication to client service extends across our organization and informs the day-to-day decision making of every individual within the firm.

We employ a team approach to portfolio management and draw on the experience and expertise of 66 investment professionals focused on portfolio management, research, trading, portfolio administration and developing analytical models. Our investment team is comprised of our co-heads of research and investments, senior strategy/sector analysts, senior sector analysts, intermediate analysts and junior analysts. The team is led by our Co-Chief Investment Officers John P. Calamos, Sr. and Nick P. Calamos. While day-to-day management of the portfolios is a team effort, the co-heads of research and investments and senior strategy analysts, along with our co-chief investment officers, have primary and supervisory responsibility for the portfolios and work with team members to develop and execute the portfolio’s investment program. This team approach allows for valuable contributions from numerous analysts within our company and creates a synergy of expertise that can be applied across many different investment strategies. We also believe that pooling the expertise of our analysts provides for more consistent investment performance over the long term and provides for significant leverage of our investment talent. Members of our investment team participate in a career track system that helps institutionalize our investment process by immersing many analysts and other team members in our investment philosophy and process from early in their careers. Additionally, key members of the investment team participate in the long-term component of our incentive compensation plan. Through this plan, investment team members can share in the overall success of our company.

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

Our investment process incorporates top-down analysis of the global macroeconomic environment, sectors and (as appropriate) regions and countries. We also identify long-term secular themes that we believe will influence opportunities for decades to come. Our experience has shown that these secular themes provide a powerful tailwind to select companies, particularly during periods of slower economic growth and less hospitable business environments. Our top-down analysis is paired with our comprehensive security research. We first determine the intrinsic value of a company, and then utilize quantitative and qualitative inputs to value the various securities within its capital structure. We believe the thorough understanding of a company from both a debt and equity security perspective allows us to gain a truer understanding of a company’s potential — and its risks. The key steps in this process are:

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

Client Relationships

Our first institutional account mandate was initiated in 1981 for a pension fund account. In the late 1980s, we became one of the first participants in the broker-sponsored managed account business. In 2002, we launched the first of our five closed-end funds. As we have done in the past, we continue to strive to expand our presence in distribution channels that best deliver our strategies to long-term investors in order to grow our client base, assets under management and revenues. In recent years, we have placed greater emphasis on institutional investors, including private pension funds, public funds, endowment funds, banks and insurance companies; 401(k) platforms, broker consultants, broker-dealers, registered investment advisers, financial planners and other channels for mutual funds and managed account products; and family offices, private foundations and high net worth investors.

In 2010, as part of our ongoing efforts to expand our distribution opportunities and client base, we have maintained our focus on the institutional market and retirement platform opportunities, and selectively increased the number of intermediaries that distribute Calamos products globally.

Intermediary

In 2010, we continued to focus on our significant strategic partnerships with national and large regional broker-dealers domestically. Our efforts include focusing key resources and personnel on a targeted set of opportunities, including fee-based mutual fund platforms and separately managed accounts in the four major wire houses.

While maintaining our support of national broker-dealers, we have also continued to increase our marketing efforts in both the independent broker-dealer and registered investment adviser channels in the U.S. There has also been an initiative to increase our internal resources to support the external sales team. We enhanced our portfolio specialist support for intermediary businesses and made improvements to this client service channel in order to provide our intermediary partners with an “institutional” level of service.

Defined contribution plans continue to be a significant segment of the U.S. intermediary market and mutual fund sales. We view the defined contribution industry as a strong target market, given our focus on risk management and outperformance over full and multiple market cycles. To this end, we enhanced our efforts with the addition and redeployment of several associates to this segment of the market in 2010.

We believe certain maturing products, including international growth, global equity, and evolving world growth, provide opportunities for this channel. We also believe that our low-volatility equity strategies, both U.S. and global, will continue to serve the needs of the intermediary channel as volatility in the financial markets can be difficult to predict. We continue to align the incentives of our sales teams to emphasize client service and client retention.

Client accounts held at our top ten financial intermediaries represented approximately 58% of our assets under management as of December 31, 2010.

Institutional

In 2010, the institutional channel continued to become a larger part of our overall business as we grew our institutional client base and assets under management with positive net sales. The greatest interest was in our low-volatility strategies, particularly Global Opportunities. These strategies have fit the needs of many institutional investors in reducing volatility through their equity allocations. Low-volatility strategies have gained prominence with institutional investors and our long and successful track records in this space have allowed us to continue to enhance our institutional brand. In addition, we have seen significant interest build in our growth equity strategies, particularly International Growth, which attained its 5-year track record during the year. This milestone has provided additional support to the strong performance numbers of the strategy since its inception.

In 2011, we believe search activity within equity allocations is likely to increase, and believe our growth equity strategies stand to benefit. We also believe our suite of international, global and emerging market strategies are well-positioned for growth as U.S.-based institutional investors continue to reduce their home country bias. In addition, we have been very encouraged by the level of interest shown by non-U.S. clients in our investment strategies and expect this part of our business to grow in 2011.

Wealth Management

At December 31, 2010, we had approximately 600 wealth management clients representing approximately $876 million of assets under management, which are reported in their respective underlying investment products. We provide wealth management services, including asset allocation, to high net worth individuals, family offices and private foundations. Our wealth management group offers customized asset allocation advice under the guidance of our investment management team. Our individualized services include offering managed portfolios of mutual funds and separate accounts in both taxable and tax-deferred accounts; developing and executing multi-generational investment policies, asset management and income distribution plans; managing retirement, profit sharing and deferred compensation plans; providing asset allocation and investment management for foundations and endowments; and integrating alternative investments into a comprehensive financial plan. Additionally, our wealth strategy professionals are available to consult with clients on a wide variety of issues associated with the accumulation, preservation and transfer of family wealth.

Global

In 2007, we established Calamos Global Funds PLC, an Ireland-based UCITS platform. In 2009, the company established an office in London, where we serve international intermediary and institutional channels worldwide. We have enhanced home office support and service of the European sales team, clients and prospects. We continue to build the brand globally in both intermediary and institutional business channels, including efforts to increase investment mandates through large distributors, investment consultants and institutional clients, such as sovereign wealth funds, in Canada, Asia and Australia, in addition to Europe.

Investment Strategies

The following table describes our investment strategies and corresponding assets under management at December 31, 2010:

STRATEGY (in millions)

Equity	$12,846	Strategies that seek capital appreciation by investing in a range of global companies of various market capitalization under both growth and value disciplines
Convertible	7,540	Strategies that pursue equity market upside with less potential downside than an all-equity portfolio, by investing primarily in convertible securities
Low-volatility Equity	6,949	Strategies that pursue equity market upside with less potential downside than an all-equity portfolio, by investing in dynamic blend of convertible securities, equities and high yield securities, globally
Enhanced Fixed Income	2,960	Closed-end portfolios that pursue high current income, from income and capital gains, investing primarily in high yield corporate bonds and convertible securities
Total Return	2,343	Closed-end portfolios that pursue current income, with increased emphasis on capital appreciation, by investing primarily in high yield corporate bonds, convertible securities and equities
Alternative	2,200	Strategies that invest in non-traditional strategies, including market neutral and convertible arbitrage, among others
Fixed Income	576	Strategies that invest in U.S. investment-grade bond market, international and high-yield securities, U.S. Government Agency obligations and repurchase agreements collateralized by U.S. Government Agency obligations.

Total	$35,414

Investment Products

We market our investment strategies to our clients through a variety of products designed to suit their individual investment needs. We currently offer four types of investment products that fall into the categories of investment companies and separate accounts.

Investment Companies

Investment companies are pools of funds collected from many investors and include open-end mutual funds and closed-end funds registered under the Investment Company Act of 1940, as amended, as well as our Offshore Funds. We include the Offshore Funds in open-end funds for reporting purposes.

Open-End Mutual Funds

At December 31, 2010, we had $22.0 billion of assets under management in open-end funds, representing approximately 62% of our total assets under management. Open-end funds are continually offered and are not listed on an exchange. Open-end funds issue new shares for purchase, unless they are closed to new investors, and redeem shares from those shareholders who sell. The share price for purchases and redemptions of open-end funds is determined by each fund’s net asset value, which is calculated at the end of each business day.

We introduced our first open-end fund, the Calamos Convertible Fund, in 1985. We have since expanded our open-end fund products and services to invest in securities worldwide and to include equity, low-volatility equity, high yield, alternative, and fixed income strategies that we believe offer attractive risk-adjusted return potential. In recent years, much of our expansion efforts have been focused on global opportunities. In 2007, we introduced a global equity fund; and in 2008, we introduced an emerging markets growth fund. Additionally, in 2007, we established Calamos Global Funds PLC, an Ireland-domiciled UCITS, which are also referred to as Offshore Funds.

We believe that in order to protect investor performance it is necessary to make the decision to limit purchases to certain strategies, or even to close certain strategies as circumstances merit. In October 2008, we reopened our convertible fund, which had been closed since 2003 based on our analysis of the supply and demand trends in the convertible market. In 2008, the broad sell-off in the convertible markets created what we believed to be unprecedented opportunities for long-term investors. The fund was very successful following its reopening, and experienced inflows which significantly increased the size of the fund. In 2010, we instituted a “soft close” of the Convertible Fund to limit inflows into this fund and to seek to protect our current investors and the investment performance of the fund given its increased size and the conditions in the U.S. convertible securities market. In addition, we made the decision to liquidate the Multi-Fund Blend Fund. This decision was driven by issues of efficiency and scale for shareholders in that fund.

In January 2011, the company instituted a “hard close” of the Convertible Fund with very limited exceptions on new purchases to further limit inflows and allow for the investment team’s continued execution of the fund’s investment strategy. At the same time, the company announced the “soft close” of the Market Neutral Income Fund, which limited some new purchases for the same reason.

As of year-end 2010, we acted as the investment advisor to 14 open-end funds and four Offshore Funds offered to customers primarily through financial intermediaries. We expanded the number of our Offshore Funds offered in 2011, adding an emerging markets product. We expect to continue to seek opportunities to expand and develop the investment strategies offered in our open-end fund products as we see opportunities and seek to meet investor demand.

Calamos Advisors manages the strategies of each of the open-end funds with the goal of achieving higher returns than their respective benchmarks over the long term. Some of the funds also aim to achieve a reduced risk profile, as well. To do so, our investment team focuses on maintaining each strategy’s distinct balance between risk and return throughout the full course of the market cycle.

Open-end Mutual Funds

	Assets Under
	Management at
	December 31, 2010	Year of
	(in millions)	Inception

U.S. Domiciled Mutual Funds
Equity
Growth Fund	$9,005	1990
Value Fund	59	2002
Blue Chip	65	2003
International Growth Fund	332	2005
Multi-Fund Blend*	—	2006
Global Equity Fund	57	2007
Evolving World Growth Fund	136	2008
Discovery Growth Fund	24	2010
Low-volatility Equity
Growth and Income	4,218	1988
Global Growth and Income	1,593	1996
Convertible
Convertible	3,526	1985
Alternative
Market Neutral Income Fund	2,180	1990
High Yield
High Yield Fund	287	1999
Fixed Income
Total Return Bond Fund	218	2007
Offshore Funds
Equity
Growth Fund	182	2007
Global Equity Fund	36	2007
Low-volatility Equity
U.S. Opportunities Fund	41	2007
Global Opportunities Fund	90	2007

Total	$22,049

*	A fund comprised of the following three Calamos funds invested I shares: Growth Fund, Global Growth and Income Fund, and Value Fund. Assets are reflected in the underlying funds.

Closed-End Funds

At December 31, 2010, we had $5.3 billion of assets under management in closed-end funds, representing approximately 15% of our total assets under management. Closed-end funds typically sell a finite number of shares to investors through underwritten public offerings, unlike open-end funds, which continually offer new shares to investors. After the public offerings, investors buy and sell those shares to other investors through an exchange or broker-dealer market.

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

Closed-end Funds

	Assets Under
	Management at
	December 31, 2010	Year of
	(in millions)	Inception

Enhanced Fixed Income
Convertible Opportunities and Income Fund	$1,004	2002
Convertible and High Income Fund	1,197	2003
Global Dynamic Income Fund	759	2007
Total Return
Strategic Total Return Fund	2,191	2004
Global Total Return Fund	152	2005

Total	$5,303

Separate Accounts

Separate accounts are individual portfolios of securities managed to meet clients’ unique needs and include institutional accounts and managed accounts.

Institutional Accounts

At December 31, 2010, we had $5.6 billion of assets under management in institutional accounts, representing approximately 16% of our total assets under management. Institutional accounts are separately managed accounts for certain investors, such as corporate pension funds, public funds, endowment funds and not-for-profit institutions, offered through consultants, broker-dealer intermediaries and directly by us. We have approximately 315 institutional accounts, including commingled funds and sub-advised relationships.

Our first institutional account mandate was initiated in 1981 for a pension fund account. Since initially offering convertible investment strategies to institutions, we have broadened our mandates to include a variety of investment strategies in other asset classes, such as equity and high yield. We reopened select convertible strategies to new investors in 2008, having identified significant opportunities that we believe are advantageous for both new and existing investors. We also see considerable opportunity for our global and U.S. low-volatility equity and equity strategies.

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

Institutional Accounts

Assets Under
Management at
December 31, 2010
(in millions)

Equity	$1,263
Low-volatility Equity	667
Convertible	3,538
Alternative	20
Fixed Income	71

Total*	$5,559

*	Total institutional assets under management do not include assets serviced through mutual funds.

Managed Accounts

At December 31, 2010, we had $2.5 billion of assets under management in managed accounts, representing approximately 7% of our total assets under management. Our nearly 7,500 managed accounts are individual portfolios of securities offered primarily through 12 national and regional broker-dealer platforms. We first introduced managed accounts through a broker-dealer sponsored platform in 1989. Since initially offering convertible investment strategies to our managed account customers, we have broadened our mandates to include equity, enhanced fixed income and low-volatility equity investment strategies.

Managed Accounts

Assets Under
Management at
December 31, 2010
(in millions)

Equity	$1,687
Low-volatility Equity	340
Convertible	476

Total	$2,503

During 2010, the company undertook an initiative to increase the account minimums for select convertible-based separately managed accounts. This program included smaller-sized accounts that had been closed since 2003. The minimum investment on these accounts was raised to $750,000 in order to seek to protect the investment performance for these accounts. This initiative resulted in some account liquidations, some transfers into Calamos mutual funds, while other account balances were increased to meet the new account minimums. The project was completed in 2010 and resulted in approximately $1.3 billion in net outflows in Managed Accounts.

Competitive Environment

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

The following factors, among others, serve to increase our competitive risks: the financial strength and more comprehensive line of products and services provided by our competitors; consolidation within the investment management industry, which is increasing the size and strength of certain competitors; relatively few barriers to entry, which may increase the number of competitors; and the recruiting of our investment professionals and other employees from us. These and other factors could reduce our earnings and revenues and may have a materially adverse effect on our business.

Technology and Intellectual Property

We consider technology to be a competitive advantage in our investment process. Our investment approach demands tailored outputs for all aspects of the investment process, including risk management, security analysis and trade processing. As a result, our use of in-house developed and third-party technology and software enables customization of systems across our company. Our quantitative investment tools, including our proprietary Calamos Corporate System, or CCS, continue to be enhanced by our research development team, which reports to our chief operating officer — investments and information technology. Our internal investment-related systems are geared to the principles that guide our investment process, allowing for a more seamless integration of security analysis, trade processing, accounting and portfolio administration of our nearly 8,000 accounts at December 31, 2010. In other areas of our business, where competitive advantages do not exist, such as trade order processing and portfolio accounting, we look to leverage third-party applications or service providers for cost efficiency.

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

Calamos International LLP is a registered investment advisor with the Financial Services Authority, or FSA. The FSA’s rules govern Calamos International’s capital resource requirements, senior management arrangements, business conduct, client interaction and internal controls. Similar to United States regulations, violations of these rules may result in a range of disciplinary actions against the firm. Calamos International LLP must also comply with the Capital Requirements Directive, which sets forth regulatory capital requirements, and the Markets in Financial Instruments Directive rules, which regulate the investment services throughout the European Economic Area.

We are also subject to the federal and state laws affecting corporate governance, including the Sarbanes-Oxley Act of 2002 and rules promulgated by the SEC. In addition, Calamos Asset Management, Inc. is subject to the rules of NASDAQ, including the corporate governance listing standards approved by the SEC.

In addition to being subject to the oversight and regulations of the SEC, Calamos Financial Services as a broker-dealer is subject to periodic examination by the Financial Industry Regulatory Authority or FINRA. FINRA regulations cover all aspects of its business, including sales practices, the minimum net capital, recordkeeping and the conduct of directors, officers and employees. Violation of applicable regulations can result in the revocation of broker-dealer licenses, the imposition of censure or fines and the suspension or expulsion of a firm, its officers or employees.

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

Employees

At December 31, 2010 and 2009, we had 318 and 316 full-time employees, respectively.

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

Substantially all of our revenues are determined by the amount of our assets under management. Under our investment advisory contracts with our clients, the investment management fee we receive is typically based on the market value of assets under management. In addition, we receive asset-based distribution and/or service fees with respect to the open-end funds managed by Calamos Advisors pursuant to distribution plans adopted under provisions of Rule 12b-1 under the Investment Company Act. Rule 12b-1 fees typically are based on the market value of our assets under management. Accordingly, a general or prolonged decline in the prices of securities usually has caused our revenues and net income to decline due to (i) the value of our assets under management decreasing, and\or (ii) clients withdrawing funds in favor of investments they perceive to offer greater opportunity or lower risk. The securities markets have recently been and may continue to be highly volatile and securities prices may increase or decrease for many reasons beyond our control, including economic and political events and acts of terrorism.

Changes in laws, regulations or governmental policies due to the state of the economy could limit the sources and amounts of our revenues, increase our costs of doing business, decrease our profitability and materially and adversely affect our business.

Our business is subject to extensive regulation which directly affects our cost of doing business. Industry regulations are designed to protect our clients and investors in our funds and other third parties who deal with us and to ensure the integrity of the financial markets. Most of the regulations to which we are subject are not designed to protect our stockholders. Due in part to the credit and investment banking crises of 2008 as well as high profile investment and trading scandals, the U.S. government and federal agencies have increased interest and oversight of the financial and investment industry. Additional laws and regulations to strengthen controls, such as the Dodd-Frank Act and proposed changes such as those to Rule 12b-1 could limit the sources and amounts of our revenues, increase our costs of doing business, decrease our profitability and materially and adversely affect our business. Further, our failure to comply with applicable laws or regulations could result in fines, censure, suspensions of personnel or other sanctions, including revocation of our registration as an investment advisor or broker-dealer.

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

The investment management industry has relatively low barriers to entry and to the extent we are forced to compete on the basis of price, we may not be able to maintain our current fee structure. In recent years, there has been a trend toward lower fees in the investment management industry. In order to maintain our fee structure in a competitive environment, we must be able to continue to provide clients with investment returns and service that make investors willing to pay our fees. In addition, the board of trustees of each mutual fund managed by Calamos Advisors must make certain findings as to the reasonableness of its fees. We cannot guarantee investment returns and services that will allow us to maintain our current fee structure. Fee reductions on existing or future business could have an adverse effect on our revenues and results of operations.

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

Risks Related to Our Business

The loss of key executives could have a material adverse effect on our business.

We are dependent on the efforts of our key executives; in particular: John P. Calamos, Sr., our chairman, chief executive officer and co-chief investment officer, and Nick P. Calamos, our president of investments and co-chief investment officer. These executives have been responsible for determining the strategic direction of our business, are integral to our brand and the positive business reputation we earned and, having overseen the management of all of our investment portfolios and the research teams responsible for each of our portfolio strategies, have been responsible for the historically strong long-term investment performance that allows us to compete successfully. Although we have employment agreements with John P. Calamos, Sr. and Nick P. Calamos, we cannot assure you that they will continue to act in their positions with us. We do not carry “key man” insurance on these key executives and the loss of the services of either executive may have a material adverse effect on our business.

Our ownership structure is not consistently understood and this may cause investor confusion and missed business opportunities.

Our ownership structure is not consistently understood within the financial community, including by current and potential investors and clients. Our market capitalization is often listed by reporting agents based only on common shares, which only reflects a percentage of the ownership of our business and does not give consideration to the Calamos Interests ownership in Calamos Holdings LLC. As of December 31, 2010, the Calamos Interests owned approximately 78.3% of Calamos Holdings LLC as well as all of our Class B common stock which represents more than 97.5% of the combined voting power of all classes of our voting stock. The total consolidated market capitalization of the business, therefore, is often significantly understated. Potential misperceptions by investors and potential clients as to the value of our business may result in missed business opportunities that could have a negative effect on our operating results and stock price. For this reason, Calamos Asset Management, Inc. is evaluating ways to create a greater degree of clarity regarding our total market capitalization.

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

As of December 31, 2010, a majority of our assets under management were attributable to accounts that we accessed through third-party intermediaries. These intermediaries generally may terminate their relationships with us on short notice. While we continue to diversify and add new distribution channels for mutual funds and managed accounts and a significant portion of the growth in our assets under management in recent years has been accessed through intermediaries, there has been a consolidation of and elimination of some financial service companies in recent years. The loss of any of the distribution channels afforded by these intermediaries, and the inability to access clients through new distribution channels could decrease our assets under management and adversely affect our results of operations and growth potential. In addition, in the case of managed accounts offered through intermediaries to their customers, such intermediaries may reduce the fees that they remit to us as part of the arrangements they have with us. A substantial reduction in fees received from third-party intermediaries could have a material adverse effect on our business.

We derive a substantial portion of our revenues from a limited number of our products.

As of December 31, 2010, 25% of our assets under management were concentrated in the Calamos Growth Fund and 28% of our investment management fees were attributable to that fund. As a result, our operating results are particularly exposed to the performance of that fund and our ability to minimize redemptions from and maintain assets under management in that fund. If a significant amount of investments are withdrawn from the fund for any reason, our revenues would decline and our operating results would be adversely affected. Further, given the size and prominence of the Growth Fund within our company, the performance of the Growth Fund may also indirectly affect the net purchases and redemptions in our other products, which in turn may negatively affect our operating results.

We are dependent on Calamos Holdings LLC to distribute cash to us in amounts sufficient to pay our tax liabilities and other expenses.

Our ownership in Calamos Holdings LLC is our primary asset and we have limited independent means of generating revenues. Calamos Holdings LLC is treated as a partnership for U.S. federal income tax purposes and, as such, is not itself subject to U.S. federal income tax. Instead, its taxable income is allocated on a pro rata basis to its members. Accordingly, we incur income taxes on our proportionate share of any net taxable income of Calamos Holdings LLC, and also incur expenses related to our operations. As the sole manager, we caused and in the future intend to cause Calamos Holdings LLC to distribute cash to its members to the extent necessary to cover their tax liabilities, if any. To the extent we need funds to pay such taxes, or for any other purpose, and Calamos Holdings LLC is unable to provide such funds, it could have a material adverse effect on our business, financial condition or results of operations.

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

We intend to pay regular dividends to our stockholders, but our ability to do so is subject to the discretion of our board of directors and may be limited by our holding company structure and any applicable laws.

To date, we have paid a cash dividend each quarter and intend to continue to pay dividends on a quarterly basis. However, in the past we have reduced our dividend due to the effect of market conditions on our business. Our board of directors has and in the future may, in its discretion, increase or decrease the level of dividends. Further, our board of directors has discretion to discontinue the payment of dividends entirely. The ability of Calamos Holdings LLC to make distributions is subject to its: operating results, cash requirements, financial condition, and compliance with covenants and financial ratios related to existing or future indebtedness, as well as any applicable laws. If, as a consequence of these various limitations and restrictions, we are unable to generate sufficient distributions from our business, we may need to reduce or eliminate the payment of dividends on our shares.

A change of control of our company would automatically terminate our investment management agreements with our clients, unless our separate account clients consent and, in the case of fund clients, the funds’ boards of trustees and shareholders voted to continue the agreements. A change of control could also prevent us for a two-year period from increasing the investment advisory fees we are able to charge our mutual fund clients.

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

All of our technology systems may be vulnerable to disability or failures due to hacking, viruses, natural disasters, power failures, acts of war or terrorism, and other causes. Some of our software is licensed from and supported by outside vendors upon whom we rely to prevent operating system failure. A suspension or termination of these licenses or the related support, upgrades and maintenance could cause system delays or interruption. Also, our back office operations have been and our middle office operations are in the process of being outsourced to third-party service providers who rely on technology systems as well. If any of these systems fail and cannot be recovered in a timely way, we would be unable to fulfill critical business functions, which could lead to a loss of customers and harm to our reputation. Technological breakdowns could also interfere with our ability to comply with financial reporting and other regulatory requirements, exposing us to disciplinary action and to liability to our customers.

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

We have developed our reputation through excellent client services, strong long-term risk-adjusted investment performance, comprehensive product offerings, superior distribution and a stalwart brand image. The Calamos name and brand are valuable assets and any damage to either could hamper our ability to attract and retain clients and employees, thereby having a material adverse effect on our revenues and net income. Risks to our reputation may range from regulatory issues to unsubstantiated accusations. Managing such matters may be expensive, time-consuming and difficult.

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

We may sell additional shares of Class A common stock in subsequent public offerings or issue convertible debt securities. The Calamos Interests own approximately 78.3% of Calamos Holdings LLC and can exchange all or portions of their ownership interests in Calamos Holdings LLC for shares of our Class A common stock. Subject to certain selling restrictions, the Calamos Interests could sell any or all of those shares. We cannot predict the size of future issuances of our Class A common stock or the effect, if any, on the market price of our Class A common stock. Sales or distributions of substantial amounts of our Class A common stock (including shares issued in connection with an acquisition), or the perception that such sales could occur, may cause the market price of our Class A common stock to decline.

Control by Calamos family members of a majority of the combined voting power of our common stock.

As of December 31, 2010, the Calamos Interests owned approximately 78.3% of Calamos Holdings LLC and all of our Class B common stock, representing more than 97.5% of the combined voting power of all classes of our voting stock. Pursuant to the terms of our second amended and restated certificate of incorporation, Calamos Family Partners, Inc. retains a majority of the combined voting power of our common stock until its ownership interest in Calamos Holdings LLC falls below 15%, at which time all outstanding shares of our Class B common stock automatically will convert into shares of our Class A common stock. Accordingly, as long as Calamos Family Partners, Inc. maintains the requisite ownership interests in our common stock and in Calamos Holdings LLC, it will continue to have the ability to elect all of the members of our board of directors and thereby control our management and affairs, including determinations with respect to acquisitions, dispositions, borrowings, issuances of common stock or other securities, and the declaration and payment of dividends on our common stock. In addition, it will continue to be able to determine the outcome of all matters requiring stockholder approval on a combined class vote basis, and will continue to be able to cause or prevent a change of control of our company or a change in the composition of our board of directors. The concentration of ownership could deprive Class A stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately negatively affect the market price of our Class A common stock. Despite this control, each of our agreements entered into with Calamos Family Partners, Inc. and its affiliates since our initial public offering have been approved in accordance with the Conflict of Interests Policy contained in our second amended and restated certificate of incorporation.

Our investment income may be negatively affected by fluctuation in our corporate investment portfolio resulting in a material adverse effect on our company.

A substantial portion of our assets are invested in Calamos products which are subject to market risk. Prior to the use of derivatives, our non-operating investment income was more susceptible to a decline by the: realization of losses upon disposition of corporate investments (as occurred in 2008), market appreciation and\or depreciation of corporate investments and market conditions. Fluctuations in investment income are expected to occur in the future but to a lesser magnitude with the use of derivatives. Tangentially, our capital loss carryforwards resulting from losses generated from the sale of investment securities provide deferred tax assets, which are intangible assets with realization dependent on our ability to generate capital gains from securities owned within our corporate investment portfolio. If market conditions deteriorate and securities valuations are depressed for prolonged periods of time, the recoverability of these deferred tax assets may be adversely affected and become impaired. The occurrence of an impairment may require a material non-cash charge to our earnings.

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

Expansion into international markets may increase operational, regulatory and other risks.

As we increase our international presence and expand our product offerings and international business activities, we face increased operational, regulatory, compliance, reputation and foreign exchange rate risks. The failure of the Company’s systems of internal control to properly mitigate such additional risks, or of our operating infrastructure to support such international expansion could result in operational failures and regulatory fines or sanctions.

Our ability to operate our company effectively could be impaired if we are unable to attract and retain qualified personnel.

Our investment management business depends on the expertise of our personnel and their ability to work together as an effective team. Our future success depends, to a substantial degree, on our ability to attract and retain qualified personnel. Competition for employees with the necessary qualifications is intense and we may not be successful in our efforts to recruit and retain the required personnel. We cannot guarantee that our compensation methods will allow us to recruit and retain the required personnel we need. We may be required to increase compensation, which would decrease our net income. The inability to recruit and retain qualified personnel could affect our ability to provide an acceptable level of service to our existing or future clients, which could have a material adverse effect on our business.

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

We have a disaster recovery plan to address catastrophic and unpredictable events but we cannot be assured that this plan will be sufficient in responding to or ameliorating the effects of all disaster scenarios. If our employees or vendors that we rely upon for support in a catastrophic event are unable to respond adequately or in a timely manner, we may lose clients resulting in a decrease in assets under management with a material adverse effect on revenues and net income.

Changes in tax laws and regulations as well as exposure to additional income tax liabilities could have a material adverse effect on our business.

We are subject to income taxes as well as non-income based taxes in both the United States and the United Kingdom. As such we are subject to ongoing tax audits and the tax authorities may disagree with certain positions taken and assess additional taxes. We regularly evaluate the likely outcomes of these audits in order to determine the appropriateness of our tax provision and the related valuations of our deferred income tax assets. However, there can be no guarantee that we will accurately predict the outcomes of these audits which could have a material adverse impact on our net income, financial condition or liquidity. Changes in tax laws or tax rulings could materially impact our effective tax rate and the related valuations of our deferred income tax assets. Calamos Holdings LLC made an election under section 754 of the Internal Revenue Code of 1986, as amended (a “section 754 election”). As a result of the section 754 election, Calamos Holdings LLC increased the company’s proportionate share of the tax basis of the assets of Calamos Holdings LLC to reflect the purchase price paid by the company for its interest in Calamos Holdings LLC. The Internal Revenue Service completed its audit of Calamos Holdings LLC for its 2004 through 2006 tax years and has proposed certain adjustments not related to the section 754 election. We anticipate that this audit and the 2004 through 2006 tax years will ultimately be closed without an adjustment to the 754 election.

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

As previously reported, the Company and Calamos Advisors LLC, an indirect subsidiary, were named as defendants in a class action complaint filed on July 15, 2010 (Christopher Brown et al. v John P. Calamos, Sr. et al., No. 10-CV-04422 (N.D. Ill.)) by a putative common shareholder of the Calamos Convertible Opportunities and Income Fund (CHI). This action was voluntarily dismissed by plaintiff in the U.S. District Court and re-filed in the Circuit Court of Cook County, Illinois on September 13, 2010 (Christopher Brown et al. v John P. Calamos, Sr. et al., Civil Action No. 10CH39590). Other defendants include CHI, current and former trustees of CHI, John P. Calamos, Sr., Weston W. Marsh, John E. Neal, William R. Rybak, Stephen B. Timbers, David D. Tripple, Joe F. Hanauer, and unspecified defendants John and Jane Does 1-100. The plaintiff alleges that the Company and Calamos Advisors aided and abetted the individual defendants’ alleged breaches of fiduciary duty and were unjustly enriched in connection with the redemption of auction rate preferred securities of CHI. As to the Company and Calamos Advisors, the plaintiff is seeking: (i) declaratory judgments that the Company and Calamos Advisors aided and abetted the individual defendants’ alleged breaches of fiduciary duty and were unjustly enriched; (ii) an injunction against the Company and Calamos Advisors serving as advisor or otherwise earning fees for services to CHI; (iii) an unspecified amount of monetary relief plus interest; (iv) an award of attorney’s fees and expenses; and (v) such other and further relief, including punitive damages, as may be available to the plaintiff and the class that plaintiff seeks to represent. On October 13, 2010, the defendants removed this action from the Circuit Court of Cook County, Illinois to the U.S. District Court for the Northern District of Illinois (Christopher Brown et al. v John P. Calamos, Sr. et al., No. 10-CV-06558 (N.D. Ill.)) and also moved to dismiss the complaint. The case is currently awaiting decision on plaintiff’s motion to remand it to the Circuit Court of Cook County.

The Company and Calamos Advisors LLC were named as defendants in a class action complaint filed on September 14, 2010 (Russell Bourrienne et al. v John P. Calamos, Sr. et al., No. 10-CV-5833 (N.D. Ill.)) by a putative common shareholder of the Calamos Convertible Opportunities and Income Fund (CHI). This action was voluntarily dismissed by plaintiff in the U.S. District Court and re-filed in Circuit Court of Cook County, Illinois on October 18, 2010 (Russell Bourrienne et al. v John P. Calamos, Sr. et al., No. 10CH45119 ). Other defendants include current and former trustees of CHI, John P. Calamos, Sr., Weston W. Marsh, John E. Neal, William R. Rybak, Stephen B. Timbers, David D. Tripple, Joe F. Hanauer and unspecified defendants John and Jane Does 1-100. The plaintiff alleges that the Company and Calamos Advisors aided and abetted the individual defendants’ alleged breaches of fiduciary duty and were unjustly enriched in connection with the redemption of auction rate preferred securities of CHI. As to the Company and Calamos Advisors, the plaintiff is seeking: (i) declaratory judgments that the Company and Calamos Advisors aided and abetted the individual defendants’ alleged breaches of fiduciary duty and were unjustly enriched; (ii) an injunction against serving as advisor or otherwise earning fees for services to CHI; (iii) an unspecified amount of monetary relief plus interest; (iv) an award of attorney’s fees and expenses; and (v) such other and further relief, including punitive damages, as may be available to the plaintiff and the class that plaintiff seeks to represent. On November 12, 2010, the defendants removed this action from the Circuit Court of Cook County, Illinois to the U.S. District Court for the Northern District of Illinois (Russell Bourrienne et al. v John P. Calamos, Sr. et al., No. 10-CV-07295 (N.D. Ill.)). Defendants have also moved to dismiss the complaint.

The Company and Calamos Advisors LLC were named as defendants in a class action complaint filed on August 13, 2010 (Rutgers Casualty Insurance Company et al. v John P. Calamos, Sr. et al., No. 10-CV-5106 (N.D. Ill.)) by a putative common shareholder of the Calamos Convertible and High Income Fund (CHY). This action was voluntarily dismissed by plaintiff in the U.S. District Court and re-filed in Circuit Court of Cook County, Illinois on December 22, 2010 (Rutgers Casualty Insurance Company et al. v John P. Calamos, Sr. et al., No. 10CH53998 ). Other defendants include CHY, current and former trustees of CHY, John P. Calamos, Sr., Nick P. Calamos, Weston W. Marsh, John E. Neal, William R. Rybak, Stephen B. Timbers, David D. Tripple, Joe F. Hanauer and unspecified defendants John and Jane Does 1-100. The plaintiff alleges that the Company and Calamos Advisors aided and abetted the individual defendants’ alleged breaches of fiduciary duty and were unjustly enriched in connection with the redemption of auction rate preferred securities of CHY. As to the Company and Calamos Advisors, the plaintiff is seeking: (i) declaratory judgments that the Company and Calamos Advisors aided and abetted the individual defendants’ alleged breaches of fiduciary duty and were unjustly enriched; (ii) an injunction against serving as advisor or otherwise earning fees for services to CHY; (iii) an unspecified amount of monetary relief plus interest; (iv) an award of attorney’s fees and expenses; and (v) such other and further relief, including punitive damages, as may be available to the plaintiff and the class that plaintiff seeks to represent. On January 21, 2011, the defendants removed this action from the Circuit Court of Cook County, Illinois to the U.S. District Court for the Northern District of Illinois (Rutgers Casualty Insurance Company et al. v John P. Calamos, Sr. et al., No. 11-CV-00462 (N.D. Ill.)). Defendants have also moved to dismiss the complaint.

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

The high and low trade price information for Class A common stock and dividends per share for each class of common stock for 2010 and 2009 were:

	Market Price Range				Cash Dividends
	2010		2009		per Share
	High	Low	High	Low	2010	2009

First Quarter	$15.33	$11.55	$8.26	$2.74	$0.075	$0.055
Second Quarter	$14.82	$8.64	$15.47	$4.53	$0.075	$0.055
Third Quarter	$11.91	$8.45	$15.01	$10.75	$0.075	$0.055
Fourth Quarter	$14.26	$11.01	$14.32	$9.90	$0.075	$0.055

On March 1, 2011, there were approximately 61 holders of record of our outstanding Class A common stock and one holder of record of our outstanding Class B common stock. Shares of our Class A common stock are primarily held in “street name” through various brokers.

Calamos Asset Management, Inc. expects to declare and pay quarterly cash dividends during 2011.

Equity Compensation Plan Information
As of December 31, 2010

Number of securities
remaining available
for future issuance
	Number of securities	Weighted-average	under equity
	to be issued upon	exercise price of	compensation plans
	exercise of	outstanding	(excluding
	outstanding options,	options, warrants	securities reflected
	warrants and rights	and rights	in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders:
Stock options	2,411,866	$23.17	N/A(1)
Restricted stock units	1,628,920	—	N/A(1)
Equity compensation plans not approved by security holders	—	—	—

Total	4,040,786	$13.83	5,016,897 (1)

(1)	A combined total of 10,000,000 shares of Calamos Asset Management, Inc.’s Class A common stock may be issued under its incentive compensation plan. During the years ended December 31, 2010, 2009 and 2008, 273,734 shares, 170,896 shares and 173,605 shares, respectively, were converted.

The following graph compares the percentage change in cumulative shareholder return on our company’s common stock with the Standard & Poor’s 500 Index and SNL Asset Manager Index since December 31, 2005 (assuming a $100 investment on December 31, 2005, and the reinvestment of any dividends).

Performance Graph

Total Return Performance

	Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Calamos Asset Management, Inc.	100.00	86.33	97.40	24.79	39.49	49.19

SNL Asset Manager	100.00	115.97	132.01	62.74	101.78	117.15

S&P 500	100.00	115.79	122.16	76.96	97.33	111.99

Other Information

Calamos Asset Management, Inc. (CAM) owns two groups of assets: a) CAM’s 21.7% ownership interest in Calamos Holdings LLC and b) assets other than its interest in Calamos Holdings LLC (Other Assets), comprised of cash equivalents, current income tax receivables and net deferred income tax assets with a combined book value of $122.4 million. Because CAM controls the operations of Calamos Holdings LLC, CAM presents the entire operations of Calamos Holdings LLC with its own in the consolidated financial statements. The Calamos Interests’ 78.3% ownership in Calamos Holdings LLC is presented as non-controlling interest in the consolidated financial statements. Prior to March 1, 2009, in addition to the approximately 20 million outstanding Class A common shares, we added 77 million shares to CAM’s diluted shares outstanding to reflect Calamos Interests’ 78.3% ownership in Calamos Holdings LLC. The diluted share count provided a reasonable proxy for the number of shares used in determining the market capitalization of the fully consolidated company.

Effective March 1, 2009, CAM de-unitized its ownership structure and as a result, Calamos Interests’ ownership in Calamos Holdings LLC is no longer reflected in the diluted share count presented in CAM’s financial statements. Therefore, the determination of the market capitalization of the fully consolidated business cannot be easily determined as the product of share price and weighted average number of shares. There is a divergence within the financial community on how to calculate CAM’s market capitalization with some basing it solely on the outstanding share count of CAM’s Class A common stock and others grossing-up CAM’s outstanding Class A shares by its 21.7% ownership in Calamos Holdings LLC. The following illustration and accompanying table highlight the uniqueness of CAM’s ownership structure in determining the fully consolidated market capitalization. This illustration is based on the closing price of CAM’s Class A common stock of $14.00 on December 31, 2010.

As previously stated, in addition to the approximate 21.7% ownership in Calamos Holdings LLC, CAM owns certain Other Assets. These assets include cash equivalents and current income tax receivables with a combined book value of $46.7 million, which approximates fair value, as well as net deferred tax assets with a book value of $75.7 million. The most significant deferred tax asset relates to an election made under section 754 of the Internal Revenue Code following CAM’s initial public offering that expires in 2019 and allows CAM to reduce future income tax payments by approximately $8.0 million annually. The net present value of the net deferred tax assets would be approximately $48.0 million if a hypothetical 12% discount rate were applied over the remaining life of the assets. Using this assumption, Other Assets would collectively have a discounted present value of approximately $94.7 million, or $4.75 per share. Assuming CAM’s stock price fully reflects the Other Assets’ discounted present value of $4.75 per share, it can be inferred that CAM’s remaining stock price of $9.25 ($14.00 — $4.75) would be attributable to CAM’s 21.7% ownership interest in Calamos Holdings LLC.

With these assumptions, the market capitalization associated with CAM’s ownership in Calamos Holdings LLC can be estimated by multiplying the CAM’s share price attributable to Calamos Holdings LLC ($9.25) by the number of CAM’s Class A common shares outstanding (19.9 million) to yield an estimated market capitalization of $184.5 million as of December 31, 2010. This result, however, must be divided by CAM’s 21.7% ownership of Calamos Holdings LLC to determine the total implied market capitalization of Calamos Holdings LLC of $850.1 million. Adding the discounted present value of CAM’s Other Assets ($94.7 million) to the market capitalization of Calamos Holdings LLC indicates that the fully consolidated market capitalization of CAM would be approximately $944.8 million as of December 31, 2010.

The above example assumes that CAM’s stock price reflects the entire discounted present value of the Other Assets. If, however, no value were ascribed to the Other Assets, the fully consolidated market capitalization of CAM would be estimated at $1.3 billion as presented in the following table.

The following calculations summarize two ends of the spectrum in determining the fully consolidated market capitalization of CAM as described above: no recognition of value attributable to CAM’s Other Assets and full recognition of the discounted present value of the Other Assets.

	No Recognition of CAM’s		Full Recognition of CAM’s
	Other Assets		Other Assets
	Ownership in	Other	Ownership in	Other
(in thousands, except share data)	Holdings	Assets	Holdings	Assets

Divide:
Discounted value of CAM’s Other Assets		—		$94,722
Class A shares outstanding at December 31, 2010		19,942,317		19,942,317

Discounted value per share of CAM’s Other Assets		—		$4.75
Multiply:
Share price attributed to assets	$14.00	—	$9.25	$4.75
Class A shares outstanding at December 31, 2010	19,942,317	19,942,317	19,942,317	19,942,317

Market capitalization of outstanding shares	$279,192	—	$184,466	$94,722
Divide by:
CAM’s percentage ownership	21.7%	100%	21.7%	100%
Market capitalization associated with CAM’s assets	$1,286,599	—	$850,073	$94,722

Fully consolidated market capitalization	$1,286,599		$944,795

Similarly, our Board of Directors may be required to determine the fair values of CAM’s assets. This requirement would be necessitated should the Calamos Interests choose to exchange their ownership interest in Calamos Holdings LLC for shares of CAM’s Class A common stock (the Exchange). Effective March 1, 2009, the Exchange provisions as set forth in CAM’s Schedule 14C filed with the Securities and Exchange Commission on January 12, 2009 require that the Exchange be based on a fair value approach. Assuming that our Board of Directors used the market price of CAM’s Class A share common stock as the basis for determining fair value, the following table presents a likely range of the number of CAM shares of Class A common stock that the Calamos Interests would have received upon Exchange at December 31, 2010:

	No Recognition of CAM’s	Full Recognition of CAM’s
	Other Assets	Other Assets
(in thousands, except share data)

Market capitalization associated with CAM’s investment in Calamos Holdings (see table above)	$1,286,599	$850,073
Multiply by:
Calamos Interests ownership in Calamos Holdings LLC(1)	78.3%	78.3%

Calamos Interests’ value exchanged for Class A common stock	$1,007,052	665,391
Divide by:
Share price of CAM Class A common stock	$14.00	$14.00

Shares issued to the Calamos Interests upon Exchange	71,932,296	47,527,952

(1)	The ownership percentage presented in the table has been approximated for presentation purposes yet the values presented are derived from the precise ownership percentage.

Item 6.	Selected Financial Data

The selected financial data presented below has been derived in part from, and should be read in conjunction with, the consolidated financial statements and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-K.

	Year Ended December 31,
(in thousands, except share data)	2010	2009	2008	2007	2006

Income Statement Data:
Revenues
Investment management fees	$238,308	$200,790	$274,174	$325,395	$329,383
Distribution and underwriting fees	84,753	78,430	114,023	143,994	151,760
Other	2,978	2,518	3,392	4,088	4,029

Total revenues	326,039	281,738	391,589	473,477	485,172

Operating expenses
Employee compensation and benefits	75,292	67,413	74,483	91,039	73,382
Distribution expenses	66,493	59,491	84,884	104,227	100,935
Amortization of deferred sales commissions	9,206	12,201	23,417	27,249	32,924
Marketing and sales promotion	13,775	10,762	11,908	40,833	15,631
General and administrative	34,772	33,813	37,800	37,036	31,272

Total operating expenses	199,538	183,680	232,492	300,384	254,144

Operating income	126,501	98,058	159,097	173,093	231,028
Non-operating income (loss)	21,662	(4,910)	(364,055)	31,499	12,407

Income (loss) before income tax provision (benefit)	148,163	93,148	(204,958)	204,592	243,435
Income tax provision (benefit)	12,375	7,879	(3,787)	18,666	22,770

Net income (loss)	135,788	85,269	(201,171)	185,926	220,665
Net (income) loss attributable to non-controlling interest in Calamos Holdings LLC	(115,788)	(72,509)	104,494	(156,583)	(186,631)
Net (income) loss attributable to non-controlling interest in partnership investments	(72)	(336)	72,156	(1,598)	(26)

Net income (loss) attributable to Calamos Asset Management, Inc.	$19,928	$12,424	$(24,521)	$27,745	$34,008

Earnings (loss) per share:
Basic	$1.00	$0.63	$(1.24)	$1.24	$1.47
Diluted(1)	$0.99	$0.62	$(1.24)	$1.22	$1.45
Weighted average shares outstanding
Basic	19,884,847	19,626,233	19,752,972	22,297,170	23,161,998
Diluted(1)	20,187,992	19,954,124	97,449,228	99,760,872	100,805,030

	As of December 31,
	2010	2009	2008	2007	2006

Balance Sheet Data (in thousands):
Cash and cash equivalents	$82,870	$145,431	$59,425	$108,441	$328,841
Investment securities(2)	314,215	207,886	173,155	535,476	142,675
Partnership investments, net(2)	41,678	37,549	28,471	353,004	86,846
Total assets	589,246	557,078	475,873	1,217,672	791,788
Long-term debt, including current portion	125,000	125,000	125,000	525,000	150,000
Total liabilities	185,854	177,252	164,826	602,553	208,848
Calamos Asset Management, Inc. stockholders’ equity	183,016	165,314	150,773	213,737	214,577
Non-controlling interests	220,376	214,512	160,274	401,382	368,363
Total stockholders’ equity	403,392	379,826	311,047	615,119	582,940
Assets Under Management (in millions):
Mutual funds	27,352	24,480	17,498	34,835	33,704
Separate accounts	8,062	8,234	6,542	11,373	11,021

Total assets under management	$35,414	$32,714	$24,040	$46,208	$44,725

(1)	Diluted shares outstanding for the periods 2006 through 2008 are calculated (a) assuming the Calamos Interests exchanged all of their membership units in Calamos Holdings LLC for shares of Calamos Asset Management, Inc.’s Class A common stock on a one-for-one basis and (b) including the effect of outstanding restricted stock unit and options awards. Because the company generated a loss in 2008, diluted per share results equal basic per share results as the economic impact of the Calamos Interest’s exchange and effect for the stock based compensation results in anti-dilution. In 2009, the ownership structure was de-unitized and the exchange, described above, is now based on a fair value approach which results in the same or fewer shares of Class A common stock being issued at the time of exchange. The effects of the exchange are anti-dilutive and are therefore excluded from the calculation of diluted weighted average shares outstanding for 2009 and 2010.

(2)	In 2007, we established Calamos Global Funds PLC, also referred to as Offshore Funds. As of December 31, 2007, the Company wholly-owned the Offshore Funds, which were consolidated with the Company’s results and reported within partnership investments, net. In December 2008, the Company sold a portion of its investment in the Offshore Funds that required the Company to de-consolidate the offshore funds from its results as it was no longer the majority owner. Accordingly, as of December 31, 2008, the Company began recording its investment in Offshore Funds at the net asset value of its investment and classified this investment as an available-for-sale security in investment securities in the consolidated statement of financial condition.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We provide investment advisory services to institutions and individuals, managing $35.4 billion in client assets at December 31, 2010 through a variety of investment products designed to suit their investment needs.

Assets Under Management

Our operating results fluctuate primarily due to changes in the total value and composition of our assets under management and with our ability to manage variable expenses. The following table details our assets under management, based on the four types of investment product types we offer in the mutual fund and separate account categories, at December 31, 2010, 2009 and 2008.

(in millions)	2010	2009	2008

Mutual Funds
Open-end funds	$22,049	$19,531	$13,594
Closed-end funds	5,303	4,949	3,904

Total mutual funds	27,352	24,480	17,498

Separate Accounts
Institutional accounts	5,559	4,619	3,483
Managed accounts	2,503	3,615	3,059

Total separate accounts	8,062	8,234	6,542

Total assets under management	$35,414	$32,714	$24,040

In order to increase our assets under management and expand our business, we must develop and market investment products and strategies that suit the investment needs of our target clients — investors seeking superior, risk-adjusted returns over the long term. The value and composition of our assets under management and our ability to continue to attract and retain clients will depend on a variety of factors, including, among others:

•	purchases and redemptions of shares of the open-end funds and other investment products;

•	the amount of distributed and reinvested capital gains and income;

•	fluctuations in the global financial markets and the valuations of securities that result in appreciation or depreciation of assets under management;

•	the use of leverage within the closed-end funds;

•	our ability to educate our target clients about our investment philosophy and provide them with best-in-class service;

•	the relative investment performance and volatility of our investment products as compared to competing offerings and market indices;

•	competitive conditions in the mutual fund, asset management and broader financial services sectors;

•	investor sentiment and confidence; and

•	our introduction of new investment strategies and products, and our decision to close strategies when deemed in the best interests of our clients.

Investment Products

Investment Companies

Investment companies include registered open-end mutual funds and registered closed-end funds.

Open-End Mutual Funds.  Open-end funds are continually offered and are not listed on an exchange. Open-end funds issue new shares for purchase and redeem shares from those shareholders who sell. The share price for purchases and redemptions of open-end funds is determined by each fund’s net asset value, which is calculated at the end of each business day. Assets under management in open-end funds vary as a result of both market appreciation and depreciation and the level of new purchases or redemptions of shares of a fund. Investment management fees, including performance-based fees, are our principal source of revenue from open-end mutual funds and are primarily derived from assets under management. We offer several share classes in each open-end fund to provide investors with alternatives to pay for commissions, distribution and service fees. Since 2007 our open-end funds have included our Dublin, Ireland- based Calamos Global Funds PLC, also referred to as Offshore Funds.

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

Separate Accounts

Separate accounts include institutional accounts and managed accounts for high net worth investors. Fund flows into and out of such accounts, which we refer to as purchases and redemptions, affect our level of assets under management. Assets under management from these accounts also vary as a result of market appreciation and depreciation. Our revenues from separate accounts are derived from investment management fees that we charge, including performance-based fees where applicable. Provided below is a brief differentiation of these accounts:

•	Institutional accounts are separately managed accounts for institutional investors, such as public and private pension funds, public funds, endowment funds and private investment funds. Institutional accounts also include sub-advised portfolios, such as registered investment companies, where we act as investment advisor but for which we have limited or no distribution responsibilities. Institutional accounts are typically offered directly by us through institutional consultants and through national and regional broker-dealers.

•	Managed accounts are separately managed accounts for high net worth investors offered primarily through national and regional broker-dealers.

Revenues

Our revenues are substantially comprised of investment management fees earned under contracts with the mutual funds and separate accounts managed by us. The distribution of assets under management among our investment products also will have an impact on our investment management fees, as some products carry different fees than others. Investment management fees may fluctuate based on a number of factors, including the following:

•	total value and composition of our assets under management;

•	the amount of capital gain and income distributions;

•	market appreciation or depreciation;

•	the use of leverage within our products;

•	relative investment performance and volatility of our investment products and strategies compared to benchmarks and competitors;

•	level of net purchases and redemptions, which represent the sum of new client assets, additional funding from existing clients, withdrawals of assets from and termination of client accounts, and purchases and redemptions of mutual fund shares;

•	a determination by the independent trustees of the mutual funds to terminate or significantly alter the funds’ investment management agreements with us; and

•	increased competition.

Our revenues also are comprised of distribution and underwriting fees. Asset-based distribution and/or service fees received pursuant to Rule 12b-1 plans, discussed below, are a significant component of distribution and underwriting fees. Distribution and underwriting fees may fluctuate based on a number of factors, including the following:

•	total value of our assets under management;

•	total composition of our assets under management by share class;

•	market appreciation or depreciation; and

•	the level of purchases and redemptions.

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

We earn front-end sales charges on the sale of Class A shares of open-end funds, which provide for a sales charge at the time of investment. We retain a portion of the applicable sales charge and record as underwriting revenue only the portion that we retain. We retain the entire sales charge earned on accounts where Calamos Financial Services acts as the broker-dealer. Sales charges are waived on sales to shareholders or intermediaries that exceed specified minimum dollar amounts and other specified conditions. Sales charges fluctuate with both the level of Class A share sales and the mix of Class A shares offered with and without a sales charge.

Contingent deferred sales charges are earned on redemptions of Class B shares within six years of purchase and on redemptions of Class C shares within one year of purchase. Contingent deferred sales charges fluctuate primarily based on the length of the investment in Class B and Class C shares. Waivers of contingent deferred sales charges apply under certain circumstances.

Other Revenues

Other revenues consist primarily of portfolio accounting fees, which are contractual payments calculated as a percentage of combined assets of the mutual funds for financial accounting services, such as establishing expense accruals and performing tax calculations. The fees were calculated based on the average daily assets of the open-end and closed-end funds.

Operating Expenses

Our operating expenses consist of employee compensation and benefits, distribution expenses, amortization of deferred sales commissions, marketing and sales promotion expenses, and general and administrative expenses. These expenses fluctuate due to a number of factors, including but not limited to, the following:

•	variations in the level of total compensation expense due to, among other things, incentive compensation, changes in our employee count and mix and competitive factors;

•	changes in distribution expense and amortization of the deferred sales commissions as a result of fluctuations in mutual fund sales and level of redemptions;

•	market appreciation or depreciation of assets under management which will directly impact distribution expenses;

•	the amount of Rule 12b-1 distribution and/or service fees that we receive, as well as our continued ability to receive those fees in the future, which would affect the amortization expenses associated with the receipt of these fees;

•	changes in the level of our marketing and promotion expenses in response to market conditions, including our efforts to further penetrate and support new and existing distribution channels and clients; and

•	expenses and capital costs, such as technology assets, professional services, depreciation, and research and development, incurred to maintain and enhance our administrative and operating services infrastructure.

We have and will continue to adjust the level of expenses relative to business income and continue to seek opportunities to implement a more variable cost structure.

Employee Compensation and Benefits

Employee compensation and benefits expense includes salaries, incentive compensation and related benefits costs. Employee compensation and benefits are benchmarked against the competitive market landscape, including industry compensation standards. In order to attract and retain qualified personnel, we must maintain competitive employee compensation and benefits. In normal circumstances, we expect to experience a general rise in employee compensation and benefits expenses over the long term.

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

Distribution Expenses

Distribution expenses include payments that we make to broker-dealers and other intermediaries for selling, underwriting, servicing and administering mutual funds. This expense is influenced by new mutual funds sales, levels of redemptions and market appreciation or depreciation of assets under management in these products. This expense is comprised of Rule 12b-1 distribution and/or service fee payments to the selling firms.

Amortization of Deferred Sales Commissions

As discussed above, we pay commissions to selling firms upon the sale of Class B and C shares of open-end funds. As we pay these commissions, we create a deferred sales commission asset on our balance sheet. We amortize these assets over either the average remaining lives of the assets or the period in which we receive related asset-based distribution and/or service fees pursuant to Rule 12b-1 plans. Amortization expenses generally offset the Rule 12b-1 fees we receive from the funds’ shareholders over this same period. In addition, because Rule 12b-1 fees cease upon the redemption of open-end fund shares, amortization expenses are accelerated when shares are redeemed, resulting in an increase in amortization expense and a reduction of the deferred sales commission asset.

Because we discontinued the sale of Class B shares during 2009, the deferred sales commission assets related to these shares are no longer replenished by new sales. In conjunction with this decision, we evaluated the estimated remaining lives on the portion of the deferred sales commission assets related to Class B mutual fund shares and, as a result of this evaluation, extended the estimated remaining lives of these assets. The impact of this change in estimate reduced amortization expense beginning in the year ended December 31, 2009.

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

General and administrative expenses primarily include occupancy-related costs, depreciation and professional and business services. These expenses generally increase and decrease in relative proportion to the number of employees retained by us and the overall size and scale of our business operations. Given our continued efforts to make these costs more variable, such as outsourcing our middle and back-office functions, we expect to see an increase in professional services related expenses. This increase is likely to be offset by a decrease in fixed compensation expenses.

Impact of Distribution and Underwriting Activities

In order to gather assets under management, we engage in distribution and underwriting activities, principally with respect to our family of open-end mutual funds. Generally accepted accounting principles require that we present distribution fees earned by us as revenues and distribution fees paid to selling firms and the amortization of deferred sales commissions as expenses in the consolidated statements of operations. However, when analyzing our business, we consider the result of these distribution activities as a net amount of revenue as they are typically a result of a single open-end mutual fund share purchase. Hence, the result of presenting this information in accordance with generally accepted accounting principles is a reduction to our overall operating margin, as the margin on distribution activities is generally lower than the margins on our core investment management business. The following table summarizes the net distribution fee margin for the years ended December 31, 2010 and 2009:

(in thousands)	2010	2009

Distribution and underwriting fees	$84,753	$78,430
Distribution expenses	(66,493)	(59,491)
Amortization of deferred sales commissions	(9,206)	(12,201)

Net distribution fees	$9,054	$6,738

Net distribution fee margin	11%	9%

Net distribution fee margin varies by share class because each share class has different distribution and underwriting activities, which are described below.

Class A shares represented $11.1 billion of our assets under management as of December 31, 2010. These shares provide for a front-end sales charge at the time of investment. The sales charge is equal to a maximum of 4.75% of the amount invested. We retain an underwriting fee representing a portion of this sales charge and pay any remaining amounts to the selling firm. We retained underwriting fees of $1.5 million for the year ended December 31, 2010. We receive Rule 12b-1 distribution and service fees on Class A shares at a rate of 0.25% of Class A share assets under management and record these fees as distribution and underwriting fee revenue. These fees are generally offset by a 0.25% fee paid to third-party selling agents that is recorded as a distribution expense. For the year ended December 31, 2010, we received Class A share Rule 12b-1 fees of $25.7 million. For the same period, we made Class A share Rule 12b-1 payments to selling firms of $24.7 million.

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

Class B shares represented $1.0 billion of our assets under management as of December 31, 2010. During the second quarter of 2009 we discontinued the sale of Class B open-end mutual funds. Prior to us closing this share class to new sales, investors in Class B shares did not pay a sales charge at the time of investment; instead, we paid an upfront commission equal to 4.0% of the amount invested directly to the selling firm when the investment was made. This advanced payment was capitalized as a deferred sales commission asset when paid and is amortized on a straight-line basis over eight years unless a redemption occurs. Upon redemption, we write-off the remaining asset by increasing amortization expense. If the investor redeems shares within the first six years of investment, we receive a contingent deferred sales charge of between 5.0% (during the first year) declining to 1.0% (during the sixth year) based upon the lesser of the redemption price or purchase price. For the year ended December 31, 2010, we received Class B share contingent deferred sales charge payments of $1.5 million.

We receive Rule 12b-1 fees on Class B shares at the rate of 1.0% of Class B share assets under management (consisting of a 0.75% distribution fee and a 0.25% service fee) and record these fees as distribution and underwriting fee revenue. We make Rule 12b-1 service fee payments to the selling firm at a rate of 0.25% of Class B share assets under management and record these payments as a distribution expense. We retain a 0.75% distribution fee to help us recover the upfront commissions that we paid to the selling firm. Rule 12b-1 payments continue for eight years, at which point Class B shares automatically convert into Class A shares. For the year ended December 31, 2010, we received Class B share Rule 12b-1 fees of $10.7 million. For the same period, we made Class B share Rule 12b-1 payments to selling firms of $2.7 million.

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

Class C shares represented $4.7 billion of our assets under management as of December 31, 2010. Investors in Class C shares do not pay a sales charge at the time of investment; instead, we pay an upfront commission equal to 1.0% of the amount invested directly to the selling firm when the investment is made. This advanced payment is capitalized as a deferred sales commission asset when paid and is amortized on a straight-line basis over 12 months. For the year ended December 31, 2010, we made commission payments to selling firms of $5.0 million. If the investor redeems Class C shares within one year of investment, we receive from the proceeds of the sale a contingent deferred sales charge payment equal to 1.0% of the lesser of the redemption price or purchase price. For the year ended December 31, 2010, we received Class C share contingent deferred sales charge payments of $0.4 million.

We receive Rule 12b-1 fees on Class C shares at the rate of 1.0% of Class C share assets under management (consisting of a 0.75% distribution fee and a 0.25% service fee) and record these fees as distribution and underwriting fee revenue. We make Class C share Rule 12b-1 distribution and service fee payments to the selling firm beginning in the second year following the sale at the rate of 1.0% of Class C share assets under management and record these payments as a distribution expense. For the year ended December 31, 2010 we received Class C share 12b-1 fees of $44.6 million. For the same period, we made Class C share Rule 12b-1 payments to selling firms of $38.6 million.

The first year’s Rule 12b-1 fees help us to recoup the upfront commission we paid to the selling firm, resulting in a net distribution fee margin on Class C shares that is generally zero, before giving consideration to market appreciation or depreciation. However, during the first 12 months following the sale of Class C shares, this margin will fluctuate due to the appreciation or depreciation of Class C share assets. Appreciation or depreciation of the assets from the time of sale will result in a corresponding increase or decrease in the distribution fee revenues. We expect our distribution fee margin to increase as the underlying Class C share assets appreciate and to decrease as these assets depreciate and as the percentage of assets older than 12 months grows.

Class I shares represented $4.9 billion of our assets under management as of December 31, 2010. These shares do not provide for a front-end sales charge or Rule 12b-1 fees and are generally offered to individual and institutional investors making initial investments of $1 million or more; therefore, no distribution fee margin exists for this share class.

Class R shares are available for purchase through certain tax-exempt retirement plans held in plan level or omnibus accounts and represented $34.4 million of our assets under management as of December 31, 2010. Investors in Class R shares do not pay a front-end sales charge at the time of investment. We receive Rule 12b-1 fees on Class R shares at a rate of 0.50% of Class R share assets under management and record these fees as distribution and underwriting fee revenue. These fees are generally offset by a 0.50% fee paid to third party selling agents that is recorded as a distribution expense. For the year ended December 31, 2010, the Class R share 12b-1 fees that we received and the Class R share Rule 12b-1 payments that we made to selling firms were insignificant.

Offshore Funds represented $349.1 million of our assets under management as of December 31, 2010. Offshore Funds do not provide for a front-end sales charge or Rule 12b-1 fees. Offshore Funds are generally offered to individual and institutional investors that are domiciled or that have citizenship outside the U.S. These funds are comprised of various share classes with distribution fees that differ from the investment company share classes described above. Distribution fees received from the Offshore Funds vary by share class and may be negotiated with distribution partners. These fees received from the Offshore Funds are recorded as distribution and underwriting fee revenue while the payments made to third party selling firms recorded as distribution expenses. For the year ended December 31, 2010, the Offshore Fund distribution fees received and paid were immaterial.

The net distribution fee margin varies by share class so the mix of sales and assets by share class affects the overall net distribution fee margin. For 2010, the Class B share margin is significantly greater than the Class A, Class C and Class R shares due to the reduction in amortization expense associated with the change in the estimated remaining lives of the Class B deferred sales commissions. The reduction in amortization contributed to the increased net distribution margin year over year. We expect this increase to be temporary as the age of the assets under management increases and as the Class C shares, with lower margins, continue to represent a larger percentage of our asset base.

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

Non-controlling Interest

Non-controlling Interest in Calamos Holdings LLC

As sole manager of Calamos Holdings LLC, we consolidate the financial results of Calamos Holdings LLC with our own results. Outstanding shares of our Class A common stock represent 21.7%, 21.5% and 21.3% of the ownership of Calamos Holdings LLC for the years ended December 31, 2010, 2009 and 2008, respectively. We reflect Calamos Family Partners, Inc. and John P. Calamos, Sr.’s collective ownership of 78.3%, 78.5% and 78.7% in Calamos Holdings LLC as of December 31, 2010, 2009 and 2008, respectively, as a non-controlling interest in our consolidated statements of financial condition, operations and changes in stockholders’ equity.

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

Income is allocated to non-controlling interests based on the average ownership interest during the period in which the income is earned. As a result, our income (loss) before income tax provision (benefit), excluding Calamos Family Partners, Inc. and John P. Calamos, Sr.’s non-controlling interest, represent 21.7%, 21.5% and 21.3% of Calamos Holdings LLC’s net income for the years ended December 31, 2010, 2009 and 2008, respectively. Income (loss) before income tax provision (benefit) includes investment and dividend income earned on cash and cash equivalents and investments held solely by Calamos Asset Management, Inc. during the same period. This investment income is not reduced by any non-controlling interest; therefore, the resulting non-controlling interest as presented in the statement of operations differs slightly than their corresponding ownership percentage.

Non-controlling Interest in Partnership Investments and Offshore Funds

Calamos Partners LLC is the general partner of Calamos Market Neutral Opportunities Fund LP, a private investment partnership comprised of exchange traded investment securities. At December 31, 2010, we and our affiliates had 91.6% and 2.7% interests in Calamos Market Neutral Opportunities Fund LP (94.3% combined). At December 31, 2009, we and our affiliates had 91.5% and 2.8% interests in Calamos Market Neutral Opportunities Fund LP (94.3% combined). Calamos Partners LLC was also the general partner of Calamos Equity Opportunities Fund LP, a private investment partnership, until the partnership was liquidated during the second quarter of 2008. We consolidated the financial results of these partnerships into our results. The combined interests of the investments in these partnerships not owned by us are presented as non-controlling interest in partnership investments in our consolidated financial statements.

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

Income Taxes

For the years ended December 31, 2010, 2009 and 2008, our effective tax rate was 37.3%, 37.8% and 37.3%, respectively. The 2008 tax rate does not give effect to the one-time charge to income resulting from the revaluation of our net deferred tax asset to reflect the decrease in our Illinois statutory tax rate.

Operating Results

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Assets Under Management

Assets under management increased by $2.7 billion, or 8%, to $35.4 billion at December 31, 2010 from $32.7 billion at December 31, 2009. Average assets under management increased by $4.9 billion, or 18%, to $32.2 billion for the year ended December 31, 2010 from $27.4 billion for the year ended December 31, 2009. At

December 31, 2010 and 2009, our assets under management consisted of 77% and 75% mutual funds and 23% and 25% institutional and managed accounts, respectively.

	Year Ended
	December 31,		Change
(in millions)	2010	2009	Amount	Percent

Mutual Funds
Beginning assets under management	$24,480	$17,498	$6,982	40%
Net purchases (redemptions)	(23)	527	(550)	*
Market appreciation	2,895	6,455	(3,560)	(55)

Ending assets under management	27,352	24,480	2,872	12

Average assets under management	24,739	20,248	4,491	22

Institutional Accounts
Beginning assets under management	4,619	3,498	1,121	32
Net purchases (redemptions)	154	(111)	265	*
Market appreciation	786	1,232	(446)	(36)

Ending assets under management	5,559	4,619	940	20

Average assets under management	4,932	3,930	1,002	25

Managed Accounts
Beginning assets under management	3,615	3,044	571	19
Net redemptions	(1,530)	(527)	(1,003)	*
Market appreciation	418	1,098	(680)	(62)

Ending assets under management	2,503	3,615	(1,112)	(31)

Average assets under management	2,578	3,181	(603)	(19)

Total Assets Under Management
Beginning assets under management	32,714	24,040	8,674	36
Net redemptions	(1,399)	(111)	(1,288)	*
Market appreciation	4,099	8,785	(4,686)	(53)

Ending assets under management	35,414	32,714	2,700	8

Average assets under management	$32,249	$27,359	$4,890	18%

*	Not meaningful.

The increase in security valuations positively impacted our mutual fund assets under management by $2.9 billion during 2010 and by $6.5 billion during 2009. Net sales in our mutual funds were basically flat in 2010 and represent an unfavorable change of $550 million from net purchases of $527 million in 2009. The decrease in net sales is almost entirely attributable to the slowing of net sales into our Convertible Fund during the year which remained positive but decreased by $1.7 billion. We attracted net sales from investors into 12 of our 14 open-end mutual funds during 2010, including each of our offshore funds. Inflows were strongest in our alternative, convertible and fixed income strategies, as well as our global strategies which recorded year-over-year increases in net sales of nearly $700 million. However, these inflows were not sufficient to overcome the net outflows sustained from our Growth Fund, which in light of its strong investment performance we believe is a reflection of investors’ negative sentiment toward domestic equity strategies throughout most of 2010.

Separate accounts, which represent managed accounts for both institutions and individuals, had combined net redemptions of $1.4 billion during 2010, compared to net redemptions of $638 million during the prior year. The net outflows from our managed accounts in 2010 were primarily due to $1.3 billion in net redemptions as a result of our decision in the first quarter of 2010 to increase the account minimums for our convertible-based strategies on separately-managed account platforms. This effort was completed in the second quarter of 2010, and we expect no further redemptions as a result of this strategic initiative. The managed account outflows were partially offset by net inflows of $154 million within our institutional accounts during 2010 which increased by $265 million when compared to $111 million of outflows in the prior year. Institutional accounts generally have long and varying lead times before funding occurs which creates fluctuations in sales volumes and limits predictability of sales volumes. Separate accounts were favorably impacted by market appreciation of $1.2 billion during 2010, compared to market appreciation of $2.3 billion during 2009.

Financial Review

Revenues

Total revenues increased by $44.3 million, or 16%, to $326.0 million for the year ended December 31, 2010 from $281.7 million for the prior year. The increase was primarily due to higher investment management fees and distribution and underwriting fees.

			Change
(in thousands)	2010	2009	Amount	Percent

Investment management fees	$238,308	$200,790	$37,518	19%
Distribution and underwriting fees	84,753	78,430	6,323	8
Other	2,978	2,518	460	18

Total revenues	$326,039	$281,738	$44,301	16%

Investment management fees for the year ended December 31, 2010 increased 19% as our average assets under management across all products increased by $4.9 billion, or 18%, during the year. Investment management fees from open-end funds increased by 23% to $151.0 million for the year ended December 31, 2010 from $123.0 million for the prior year, driven by a 24% increase in open-end fund average assets under management. Investment management fees from our closed-end funds increased by 17% to $45.1 million for the year ended December 31, 2010 from $38.5 million for the prior year period, due to a 16% increase in closed-end fund average assets under management. Investment management fees from our separately managed accounts increased by 7% to $42.2 million for the year ended December 31, 2010 from $39.3 million in the prior year, in line with the changes in average assets for these accounts. The investment management fee rate that we earned for the year ended December 31, 2010 was 0.74% and relatively constant when compared to the 2009 rate of 0.73%.

Despite the fact that our average open-end mutual fund assets increased by 24% when compared to the prior year, our distribution and underwriting fees increased by only 8%, or $6.3 million to $84.8 million for the year ended December 31, 2010. The improvement in fees is mostly attributed to a $7.6 million increase in asset-based distribution fees. However, that rate of growth in fees is limited by the composition of the mutual fund assets by share class. As more mutual fund investors have chosen to compensate their financial advisors through fee based models, we have seen an increase demand for and a shift in assets toward our Class I shares. Because we do not collect distribution fees from class I shares, our distribution revenue has decreased with this shift in assets. This shift in assets has had no adverse effect to the operating results of the company because our distribution expenses have decreased proportionately with the decrease in revenues.

When compared to the prior year, the increase in distribution and underwriting fees was further limited by a $1.2 billion decrease in redemption based fees, or contingent deferred sales charges. The fee rate that we earn on Class B share redemptions decreases as the average age of the Class B share increases and expires after 6 years. Because we have closed Class B shares to new purchases, the average age of the Class B shares will continue to increase over time and will result in a decrease in the contingent deferred sales charge rate that we receive.

Other revenue principally reflects asset-based portfolio accounting fees, which increased by nearly 20% to $2.8 million from the prior year. These fees will generally rise and fall with the changes in average mutual fund assets that we manage.

Operating Expenses

Operating expenses rose by 9% to $199.5 million for the year ended December 31, 2010 from $183.7 million for the prior year. This change reflects increases in employee compensation and benefits expenses, distribution expenses and marketing and sales promotion expenses that were partially offset by a decrease in amortization of deferred sales commissions.

			Change
(in thousands)	2010	2009	Amount	Percent

Employee compensation and benefits	$75,292	$67,413	$7,879	12%
Distribution expenses	66,493	59,491	7,002	12
Amortization of deferred sales commissions	9,206	12,201	(2,995)	(25)
Marketing and sales promotion	13,775	10,762	3,013	28
General and administrative	34,772	33,813	959	3

Total operating expenses	$199,538	$183,680	$15,858	9%

Employee compensation and benefits expense increased by $7.9 million, or 12%, for the year ended December 31, 2010 when compared to 2009. The largest component of this change is attributable to an increase in annual performance-related incentive compensation accruals, as well as sales-based incentive compensation payments. Though we have not meaningfully increased the number of associates that we employ, we have reduced staffing levels of our middle- and back-office operations teams and have increased staffing levels within our sales and marketing teams to focus on expanding our distribution and marketing capabilities. These sales-oriented individuals are generally more highly compensated, leading to increases in salary expenses and sales-based incentive compensation.

Distribution expenses generally represent a pass-through to financial intermediaries of Rule 12b-1 distribution and service fees that we earn from the family of funds that we manage and distribute. These expenses are directly related to changes in average open-end fund assets under management of Class A, B and C shares and to the proportion of Class C share assets less than one year old. For the year ended December 31, 2010, distribution expenses increased by $7.0 million, or 12%, when compared to the prior year. This change is due to an increase in the average assets under management of Class A and Class C shares and an increase in the average Class C shares assets older than one year. Although the Rule 12b-1 fee rates we paid to broker-dealers and other intermediaries in 2010 did not change from the rates paid in the prior year, we experienced a material shift of average mutual fund assets to Class I shares, which do not include a distribution expense. As a result of this increase in Class I share mutual fund assets, distribution expenses did not grow at a rate commensurate with our average mutual fund assets under management.

Amortization of deferred sales commissions typically change with the level of new mutual fund sales of Class B and C share and with Class B share redemptions. During the second quarter of 2009, we discontinued the sales of Class B mutual fund shares, and as a result, the deferred sales commission assets are no longer replenished by new sales. In connection with this discontinuation of Class B shares sales, we adjusted the estimated lives of these assets, thus extending the period over which the remaining amortization expense will be recorded and reducing the periodic amortization expense recognized prospectively. We expect that amortization expense associated with Class B share deferred sales commissions will continue to decrease as the remaining Class B share assets convert to Class A shares over time.

The increase in marketing and sales promotion of $3.0 million for the year ended December 31, 2010, is largely the result of supplemental distribution payments to brokers, which are directly related to the changes in average assets under management of our open-end mutual funds. Throughout 2010, we increased spending to support a series of targeted marketing and advertising campaigns to build awareness about our investment strategies. We also enhanced our focus on e-business, magnifying our digital presence to support our sales and client service efforts.

For the year ended December 31, 2010, general and administrative expense increased by $1.0 million. Many offsetting factors gave rise to the net increase in expense during 2010. As expected, professional service fees continued their upward trend in support of our initiative to outsource our middle- and back-office operations functions. This outsourcing initiative also required us to make a $0.7 million non-recurring, license-termination expense. We expect this trend to continue until this outsourcing initiative is completed. Additionally, in support of expanding our international distribution efforts, travel related expenses have modestly increased during 2010 as compared to 2009. The impact of these items has been tempered by a reduction in depreciation expenses of more than $2.0 million as certain equipment placed in service to accommodate our move into our headquarters has been fully depreciated.

Non-Operating Activities, Net of Non-controlling Interest in Partnership Investments

Non-operating income (loss), net of non-controlling interest in partnership investments increased income by $21.6 million for the year ended December 31, 2010, compared to a reduction of $5.2 million for the prior year.

(in thousands)	2010	2009	Change

Interest income	$379	$737	$(358)
Interest expense	(7,801)	(7,801)	—

Net interest expense	(7,422)	(7,064)	(358)

Investment income	28,686	1,921	26,765
Miscellaneous other income	398	233	165

Investment and other income	29,084	2,154	26,930

Non-operating income (loss)	21,662	(4,910)	26,572
Net income attributable to non-controlling interest in partnership investments	(72)	(336)	264

Non-operating income (loss), net of non-controlling interest in partnership investments	$21,590	$(5,246)	$26,836

The decrease in our cash and cash equivalents, in conjunction with near-zero interest yields, led to our interest income decreasing by nearly 50% to $0.4 million for the year ended December 31, 2010. Interest expense remained flat year over year as our debt level remained constant.

Investment income for 2010 was $28.7 million compared to $1.9 million in the year ended December 31, 2009. The majority of investment income reflects realized gains on the sale of investment securities generated as a part of a tax harvesting strategy to better utilize tax loss carry-forwards that was implemented during 2010.

Net income attributable to non-controlling interest in partnership investments represents the portion of income attributable to the other partners’ ownership in the partnership that we refer to as non-controlling interests.

The following table provides a summary of the returns that we generated from our corporate investment portfolio. This table combines the investment income as reported in our statement of operations with the change in fair value of our investment securities that are recorded in accumulated other comprehensive income, a component of stockholders’ equity, for the twelve months ended December 31, 2010:

	Twelve Months Ended December 31, 2010
		Change in
		Accumulated
		Other
	Non-Operating	Comprehensive
(in thousands)	Income, net	Income	Total

Mutual funds and common stock	$34,489	$8,581	$43,070
Partnership investments	4,144	—	4,144
Equity option contracts	(9,947)	—	(9,947)

Investment income	28,686	8,581	37,267
Non-controlling interest in partnership investments	(72)		(72)

Investment portfolio results	$28,614		$37,195

Less: Non-controlling interest in
Calamos Holdings LLC		(6,317)
Change in AOCI due to stock issuance		77
Deferred income taxes		(862)

Change in accumulated other comprehensive income		$1,479

Our investment portfolio returned $37.2 million, or 12.3%, for the full year 2010. These results primarily reflect realized and unrealized gains from investment securities, partially offset by net realized and unrealized gains and losses on equity option contracts used to hedge market value fluctuations in the corporate investment portfolio.

Income Tax Provision

Our effective tax rate was 37.3% for the year ended December 31, 2010 and is materially consistent with the 2009 rate.

Net Income

Net income was $19.9 million for 2010 compared to $12.4 million for 2009.

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

	Year Ended
	December 31,		Change
(in millions)	2009	2008	Amount	Percent

Mutual Funds
Beginning assets under management	$17,498	$34,835	$(17,337)	(50)%
Net purchases (redemptions)	527	(3,859)	4,386	*
Market appreciation (depreciation)	6,455	(13,478)	19,933	*

Ending assets under management	24,480	17,498	6,982	40

Average assets under management	20,248	27,569	(7,321)	(27)

Institutional Accounts
Beginning assets under management	3,498	5,333	(1,835)	(34)
Net purchases (redemptions)	(111)	152	(263)	*
Market appreciation (depreciation)	1,232	(1,987)	3,219	*

Ending assets under management	4,619	3,498	1,121	32

Average assets under management	3,930	4,719	(789)	(17)

Managed Accounts
Beginning assets under management	3,044	6,040	(2,996)	(50)
Net redemptions	(527)	(813)	286	35
Market appreciation (depreciation)	1,098	(2,183)	3,281	*

Ending assets under management	3,615	3,044	571	19

Average assets under management	3,181	4,778	(1,597)	(33)

Total Assets Under Management
Beginning assets under management	24,040	46,208	(22,168)	(48)
Net redemptions	(111)	(4,520)	4,409	98
Market appreciation (depreciation)	8,785	(17,648)	26,433	*

Ending assets under management	32,714	24,040	8,674	36

Average assets under management	$27,359	$37,066	$(9,707)	(26)%

*	Not meaningful.

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

Separate accounts, which represent managed accounts for both institutions and individuals, had net redemptions of $638 million in 2009, a slight improvement when compared to $661 million in net redemptions during 2008. We believe that the net redemptions during 2009 were primarily due to a reduction in investor’s appetite to assume risk, leading to a shift away from equity strategies. In addition, convertible strategies remained closed to new investors through our managed accounts. Market appreciation of $2.3 billion in 2009 contributed to the growth in assets under management for the period while market depreciation of $4.2 billion in 2008 added to the net redemptions.

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

Operating Expenses

Operating expenses decreased to $183.7 million, or 21%, for the year ended December 31, 2009 from $232.5 million for the prior year. This change was primarily due to reduced employee compensation and benefits, distribution expense, and reduced amortization of deferred sales commission.

			Change
(in thousands)	2009	2008	Amount	Percent

Employee compensation and benefits	$67,413	$74,483	$(7,070)	(9)%
Distribution expense	59,491	84,884	(25,393)	(30)
Amortization of deferred sales commissions	12,201	23,417	(11,216)	(48)
Marketing and sales promotion	10,762	11,908	(1,146)	(10)
General and administrative	33,813	37,800	(3,987)	(11)

Total operating expenses	$183,680	$232,492	$(48,812)	(21)%

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

Distribution expense decreased by $25.4 million for 2009 when compared to the prior year, primarily due to a decrease of $25.5 million in Rule 12b-1 expenses resulting from lower average open-end funds under management of $5.5 billion, or 26%. Also contributing to the lower expenses was a reduction in average Class C share assets older than one year. Class C share assets do not generate distribution expense in the first year following their sale because we retain the Rule 12b-1 fees during that first year to offset the upfront commissions that we pay. However, Class C share assets do generate a distribution expense in subsequent years, as we pass along the Rule 12b-1 fees to the selling firms. Although the Rule 12b-1 fee rates we paid to broker-dealers and other intermediaries in 2009 did not change from the rates paid in the prior year, we expect distribution expense to vary with the change in open-end fund assets under management and with the age of the Class C share assets.

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

(in thousands)	2009	2008	Change

Interest income	$737	$2,334	$(1,597)
Interest expense	(7,801)	(32,010)	24,209

Net interest expense	(7,064)	(29,676)	22,612
Investment income (loss)	1,921	(295,793)	297,714
Miscellaneous other income (loss)	233	(1,088)	1,321

Investment and other income (loss)	2,154	(296,881)	299,035

Debt extinguishment costs	—	(37,498)	37,498
Non-operating loss	(4,910)	(364,055)	359,145
Net (income) loss attributable to non-controlling interest in partnership investments	(336)	72,156	(72,492)

Non-operating loss	$(5,246)	$(291,899)	$286,653

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

	Twelve Months Ended December 31, 2009
		Change in
		Accumulated
		Other
	Non-Operating	Comprehensive
(in thousands)	Income, net	Income	Total

Mutual funds and common stock	$14,484	$34,778	$49,262
Partnership investments	9,110	—	9,110
Equity option contracts	(21,673)	—	(21,673)

Investment income	1,921	34,778	36,699
Non-controlling interest in partnership investments	(336)		(336)

Investment portfolio results	$1,585		$36,363

Less: Non-controlling interest in
Calamos Holdings LLC		(27,715)
Change in AOCI due to stock issuance		13
Deferred income taxes		(2,613)

Change in accumulated other comprehensive income		$4,463

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

Net Income (loss)

Net income was $12.4 million for 2009 compared to net loss of $24.5 million and net loss, as adjusted, of $17.8 million for 2008.

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

Our working capital requirements historically have been met through cash generated by operations. We believe cash generated from operations will be sufficient over the foreseeable future to meet our working capital requirements with respect to the foregoing activities, as well as to support future growth. Further, we expect that cash on hand and through cash generated by operations will be sufficient to meet our liquidity needs.

The following table summarizes our principal sources of liquidity as of December 31, 2010 and December 31, 2009:

	December 31,	December 31,
(in thousands)	2010	2009

Cash and cash equivalents	$82,870	$145,431
Investment securities	314,215	207,886
Derivatives, net	(1,892)	(1,730)
Partnership investments, net of non-controlling interests	39,981	35,924

Total corporate investment portfolio	$435,174	$387,511

To mitigate the impact that market declines may have on the value of our investment portfolio, we continue to execute hedge strategies, specifically an equity option collar that is comprised primarily of selling index-based call options and purchasing index-based put options. This hedge continued to provide the stability to our portfolio value and to ensure compliance with debt covenants as intended. We expect to continue to use hedge strategies to protect our portfolio value as we believe appropriate.

Calamos Holdings LLC is the borrower of our $125 million in outstanding debt, including both current and long-term portions. We were in compliance with all financial covenants at December 31, 2010 and 2009. In January 2011, Standard & Poor’s reaffirmed its investment-grade BBB+ rating.

The following is a summary of covenant compliance as of December 31, 2010 with the terms and covenants having the same meanings set forth under our amended note purchase agreements:

		Results as of
Covenant	Requirement	December 31, 2010

EBITDA/interest expense	Not less than 3.0	18.39
Debt/EBITDA	Not more than 3.0	0.87
Investment coverage ratio	Not less than 1.175	3.07
Net worth	Not less than $160 million	$279 million

The following table summarizes key data relating to our liquidity and capital resources:

	December 31,	December 31,
(in thousands)	2010	2009

Statements of financial condition data:
Cash and cash equivalents	$82,870	$145,431
Receivables	29,671	26,489
Investment securities and derivatives, net	312,323	206,156
Partnership investments, net	39,981	35,924
Deferred tax assets, net	75,717	86,256
Deferred sales commissions	8,515	12,705
Long-term debt, including current portion	125,000	125,000

The deferred tax assets above include an annual reduction of approximately $8.0 million in future income taxes owed by us through 2019. This reduction results from our election under Section 754 of the Internal Revenue Code, whereby we stepped up the tax basis in certain intangible assets to their fair market value. These assets are amortized over fifteen years on Calamos Asset Management, Inc.’s tax return. As a result, this cash savings will accrue solely for the benefit of the shareholders of our common stock.

Cash flows for the years ended December 31, 2010, 2009 and 2008 are shown below.

(in thousands)	2010	2009	2008

Cash flow data:
Net cash provided by operating activities	$144,767	$140,631	$125,228
Net cash provided by (used in) investing activities	(79,861)	2,517	323,296
Net cash used in financing activities	(127,467)	(57,142)	(497,540)

Operating activities have consistently generated strong cash flows. Operating activities provided cash of $144.8 million, $140.6 million and $125.2 million for the years ended December 31, 2010, 2009 and 2008, respectively. These net cash flows are primarily attributed to net income of the company and are mostly generated by core business activities.

Net cash used in investing activities for the year ended December 31, 2010 totaled $79.9 million. The net cash used in investing activities during 2010 was primarily comprised of additional investments in company-sponsored mutual funds of $64.0 million to help expand our product offering coupled with our net purchases of derivatives of $9.8 million. The increase in purchases and sales of investment securities is directly related to the execution of our tax harvesting strategy, whereby we sell and repurchase the identical investment securities to realize capital gains. These capital gains offset our capital loss carryforward, and utilize a portion of our related deferred tax assets, which together were created in the fourth quarter of 2008 when we realized capital losses upon the sale of investment securities. For the year ended December 31, 2009, investing activities provided net cash of $2.5 million. Sales of investment securities partially offset by net negative cash flows from related investment hedging activities and purchases of investment securities comprised the majority of this net inflow. For the year ended December 31, 2008, net cash provided by investing activities was $323.3 million, principally comprised of investments sold during the fourth quarter 2008 of $379 million to fund the prepayment of our debt. Net changes in partnership investments during the 2008 primarily represent the liquidation of the Calamos Equity Opportunities Fund LP, the reduction in our investment in Calamos Market Neutral Opportunities Fund LP and unrealized depreciation of the underlying securities held by the partnerships.

Net cash used in financing activities was $127.5 million for the year ended December 31, 2010 and largely represents pro rata income tax and equity distributions paid by Calamos Holdings LLC to Calamos Asset Management, Inc. and to our non-controlling interests, in the amount of $33.8 million and $121.4 million, respectively. Distributions from Calamos Holdings LLC to Calamos Asset Management, Inc. are eliminated upon consolidation and are not reflected in the net cash flows used in financing activities. The increase in net cash used in financing activities principally reflects: 1) increases in tax distribution driven by growing net income attributable to our non-controlling interests, 2) special pro rata equity distributions of approximately $70.0 million, and 3) an increase in our regular quarterly dividend from 5.5 cents per share throughout 2009 to 7.5 cents per share during 2010. Net cash used in financing activities totaled $57.1 million for the year ended December 31, 2009, largely due to equity and tax distributions to non-controlling interest owners, as well as dividends paid to common shareholders. The distributions in 2009 were to non-controlling interests of $52.7 million, which includes distributions for their tax liabilities of $21.2 million, as well as dividends paid to common shareholders of $4.3 million. Net cash used in financing activities was $497.5 million for the twelve months ended December 31, 2008. During the fourth quarter of 2008, we prepaid $400 million in aggregate principal of our outstanding debt. Further, we made distributions to non-controlling interests of $86.8 million, including distributions for their tax liabilities of $57.1 million, as well as dividends paid to common shareholders of $7.6 million.

Contractual Obligations

The following table contains supplemental information regarding our total contractual cash obligations as of December 31, 2010.

	Payments Due by Period
		Less than			More than
(in thousands)	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt obligations, including interest(1)	$161,956	$39,701	$11,908	$55,146	$55,201
Operating lease obligations(2)	66,912	4,841	9,266	8,759	44,046
Other long-term obligations(3)	821	243	385	169	24

Total	$229,689	$44,785	$21,559	$64,074	$99,271

(1)	The Company’s senior unsecured notes, which aggregate to $125 million, have series maturing in 2011, 2014, 2017 and 2019.

(2)	In accordance with generally accepted accounting principles in the United States, these obligations are not reflected in the accompanying consolidated statements of financial condition.

(3)	Other long-term obligations principally represent commitments under the incentive compensation plan. These obligations are included in other long-term liabilities in the accompanying consolidated statements of financial condition.

In the ordinary course of business, the company enters into contracts or purchase obligations with third parties whereby the third parties provide services to or on behalf of the company. Purchase obligations include executory contracts, which are either non-cancelable or cancelable with a penalty. At December 31, 2010, the company’s obligations primarily include standard service contracts for portfolio, market data and office related services. Purchase obligations are recorded in the company’s financial statements when services are provided. Due to the uncertainty of timing and amounts that will ultimately be paid, the amounts have been excluded from the table above.

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

Deferred Sales Commissions

Deferred sales commissions represent amounts advanced by us to the selling firm upon sale of Class B and Class C shares of open-end funds. Deferred sales commissions are amortized on a straight-line basis over the period in which 12b-1 fees are received. Annually, we estimate the average remaining life of the Class B share deferred sales commissions to determine the period over which to amortize the remaining Class B share assets on a straight-line basis. Because 12b-1 fees cease upon redemption of shares, amortization expense is accelerated when shares are redeemed, resulting in the reduction of the deferred sales commission asset. These redemptions result in an amortization period not to exceed 12 months for Class C shares and 96 months (eight years) for Class B shares.

We evaluate the carrying value of our deferred sales commissions for impairment on an annual basis. Significant assumptions utilized by us to estimate future average assets under management include expected future market performance and redemption rates. Estimates of undiscounted future cash flows and the remaining life of the deferred sales commission asset are made from these assumptions. Market performance assumptions are selected using expected average market returns based on long-term market index benchmarks for each asset class held within the fund. As of our most recent analysis, we used average market return assumptions ranging from 7% to 9% based on asset class. If the average market returns are higher than estimated, undiscounted cash flows would be greater than those estimated, while lower actual returns on average would generate undiscounted future cash flows less than those estimated. Future redemption assumptions were determined by using the average annual redemption rates that each fund experienced over the prior 24-month period. For Class B shares and Class C shares, we used average historical redemption rates of 26% and 24%, respectively. An increase in the actual rate of redemptions would decrease the undiscounted future cash flows, while a decrease in the actual rate of redemptions would increase undiscounted cash flows. These assumptions are reviewed and updated annually, or when events or changes in circumstances occur that could significantly increase the risk of impairment of the asset.

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

Income Tax Provision (Benefit)

Management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against deferred tax assets. As of December 31, 2010, we have not recorded a valuation allowance on deferred tax assets, which principally related to our step-up in tax basis to fair market value for our intangible assets under our election to be made under Section 754 of the Internal Revenue Code and to our net capital loss carryforward. In the event that sufficient taxable income of the same character does not result in future years, among other things, a valuation allowance for certain of our deferred tax assets may be required. Because the determination of our annual income tax provision (benefit) is subject to judgments and estimates, it is likely that the actual results will vary from those recorded in our financial statements. Hence, we recognize additions to and reductions in income tax expense during a reporting period that pertain to prior period provisions as our estimated liabilities are revised and our actual tax returns and tax audits are completed.

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

Important factors that could cause such differences include, but are not limited to: changes in applicable laws or regulations; downward fee pressures and increased industry competition; risks inherent to the investment management business; the loss of revenues due to contract terminations and redemptions; unsatisfactory service levels by third party vendors; the inability to maintain compliance with financial covenants; the performance of our investment portfolio; our ownership and organizational structure; general and prolonged declines in the prices of securities; realization of deferred income tax assets; significant changes in market conditions and the economy that require a modification to our business plan; catastrophic or unpredictable events; the loss of key executives; the unavailability, consolidation and elimination of third-party retail distribution channels; increased costs of and timing of payments related to distribution; failure to recruit and retain qualified personnel; a loss of assets, and thus revenues; fluctuation in the level of our expenses; fluctuation in foreign currency exchange rates with respect to our global operations and business; changes in accounting estimates; poor performance of our largest funds; damage to our reputation; and the extent and timing of any share repurchases.

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

Securities Price Sensitivity

Our exposure to market risk is directly related to our role as investment advisors for the mutual funds and separate accounts we manage. A significant majority of our operating revenue is derived from investment advisory, distribution and portfolio accounting agreements with the mutual funds and separate accounts. Under these agreements, the fees we receive are typically based on the market value of the assets under management. Accordingly, a decline in the prices of securities generally may cause our revenue and income to decline by causing the value of the assets we manage to decrease or by causing our clients to withdraw funds in favor of investments that they perceive as offering greater opportunity or lower risk.

In addition, a decline in the prices of securities may present market conditions that could preclude us from increasing assets under management and prevent us from realizing higher fee revenue associated with such growth.

We are also subject to market risk, in the form of equity price risk, due to a decline in the prices of our investments in certain investment securities, partnership investments and derivatives. We own investment securities primarily comprised of products we manage.

The following table provides a sensitivity analysis of changes in fair value of our investment securities and partnership investments assuming a 10% increase or decrease in the individual price of each instruments as of December 31, 2010:

		Carrying Value Assuming
	Carrying	10%	10%
(in thousands)	Value	Increase	Decrease

Available-for-sale securities:
Mutual funds	$310,251	$341,276	$279,226
CFS securities:
Mutual funds	3,838	4,222	3,454
Common stock	126	139	113
Derivative contracts:
Puts (assets)	4,026	4,429	3,623
Calls (liabilities)	(5,918)	(6,510)	(5,326)
Partnership investments:
Partnerships	39,980	43,978	35,982

In order to reduce the volatility in fair value of the Calamos corporate investment portfolio, we use exchange traded equity option contracts as an economic hedge against price changes. These major equity market index exchange-traded put and call option contracts are used specifically for hedging the equity price risk of our portfolio. The derivative assets and liabilities seen on our consolidated statements of financial condition are part of a single strategy to minimize the downside risk in the hedged portfolio, while allowing participation in a portion of an appreciating market. We do not enter into derivative instruments for speculative purposes.

At December 31, 2010 we had index exchange-traded put and call option contracts with aggregate market values of $4.0 million and $5.9 million, respectively. A 10% adverse change in the option prices would result in a decrease of approximately $0.4 million in our put option contracts and an increase in our call option liabilities of approximately $0.6 million.

Interest Rate Sensitivity

At December 31, 2010, we had an aggregate of $125 million of outstanding debt, including both current and long-term portions, which consisted of senior unsecured notes of $32.9 million of 5.24% notes due April 29, 2011, $46.1 million of 6.33% notes due July 15, 2014, $22.1 million of 6.52% notes due July 15, 2017 and $23.9 million of 6.67% notes due July 15, 2019. As these notes have fixed interest rates, we do not believe that they have any interest rate risk.

Other Market Risks

Due to the nature of our business, we believe that we do not face any material credit risk, inflation, interest rate or foreign currency rate risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reports of Independent Registered Public Accounting Firms	F-1
Report of Independent Registered Public Accounting Firm	F-3
Management’s Report on Internal Control Over Financial Reporting	F-4
Consolidated Statements of Financial Condition at December 31, 2010 and 2009	F-5
Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008	F-6
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2010, 2009 and 2008	F-7
Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008	F-8
Notes to Consolidated Financial Statements	F-9
EX-21.1
EX-23.1
EX-23.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Calamos Asset Management, Inc.

We have audited the accompanying consolidated statements of financial condition of Calamos Asset Management, Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Calamos Asset Management, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Calamos Asset Management, Inc.’s and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 4, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  McGladrey & Pullen, LLP

Chicago, IL
March 4, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Calamos Asset Management, Inc.:

We have audited the accompanying consolidated statement of operations, changes in stockholders’ equity, and cash flows of Calamos Asset Management, Inc. (the Company) for the year ended December 31, 2008. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows for the year ended December 31, 2008 of Calamos Asset Management, Inc., in conformity with U.S. generally accepted accounting principles.

/s/  KPMG LLP

Chicago, Illinois
March 13, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Calamos Asset Management, Inc.

We have audited Calamos Asset Management, Inc.’s and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Calamos Asset Management Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Calamos Asset Management, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended December 31, 2010 and our report dated March 4, 2011 expressed an unqualified opinion.

/s/  McGladrey & Pullen, LLP

Chicago, IL
March 4, 2011

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

Under the supervision and with the participation of the chief executive officer and the chief financial officer, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of internal control over financial reporting as of December 31, 2010, has been audited by McGladrey & Pullen, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ John P. Calamos, Sr. John P. Calamos, Sr. Chairman, Chief Executive Officer and Co-Chief Investment Officer	/s/ Cristina Wasiak Cristina Wasiak Senior Vice President, Chief Financial Officer

March 4, 2011

CALAMOS ASSET MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
(in thousands, except share data)	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$82,870	$145,431
Receivables:
Affiliates and affiliated funds	19,320	17,174
Customers	10,351	9,315
Investment securities	314,215	207,886
Derivative assets	4,026	1,720
Partnership investments, net	41,678	37,549
Prepaid expenses	3,087	2,741
Deferred tax assets, net	8,757	9,610
Other current assets	1,481	2,133

Total current assets	485,785	433,559

Non-current assets:
Deferred tax assets, net	66,960	76,646
Deferred sales commissions	8,515	12,705
Property and equipment, net	26,745	32,912
Other non-current assets	1,241	1,256

Total non-current assets	103,461	123,519

Total assets	$589,246	$557,078

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current liabilities:
Distribution fees payable	$16,560	$16,102
Accrued compensation and benefits	21,411	15,768
Current portion of long-term debt	32,885	—
Interest payable	3,026	3,026
Derivative liabilities	5,918	3,450
Accrued expenses and other current liabilities	3,906	3,711

Total current liabilities	83,706	42,057

Long-term liabilities:
Long-term debt	92,115	125,000
Deferred rent	9,456	9,419
Other long-term liabilities	577	776

Total long-term liabilities	102,148	135,195

Total liabilities	185,854	177,252

STOCKHOLDERS’ EQUITY
Class A Common Stock, $0.01 par value; authorized 600,000,000 shares; 23,942,317 shares issued and 19,942,317 shares outstanding at December 31, 2010; 23,668,583 shares issued and 19,668,583 shares outstanding at December 31, 2009	239	237
Class B Common Stock, $0.01 par value; authorized 1,000 shares; 100 shares issued and outstanding at December 31, 2010 and December 31, 2009	0	0
Additional paid-in capital	212,256	209,895
Retained earnings	59,895	46,035
Accumulated other comprehensive income	5,841	4,362
Treasury stock at cost; 4,000,000 shares at December 31, 2010 and December 31, 2009	(95,215)	(95,215)

Calamos Asset Management, Inc. stockholders’ equity	183,016	165,314

Non-controlling interest in Calamos Holdings LLC	218,679	212,887
Non-controlling interest in partnership investments	1,697	1,625

Total non-controlling interest	220,376	214,512

Total stockholders’ equity	403,392	379,826

Total liabilities and stockholders’ equity	$589,246	$557,078

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except share data)	2010	2009	2008

Revenues
Investment management fees	$238,308	$200,790	$274,174
Distribution and underwriting fees	84,753	78,430	114,023
Other	2,978	2,518	3,392

Total revenues	326,039	281,738	391,589

Expenses
Employee compensation and benefits	75,292	67,413	74,483
Distribution expenses	66,493	59,491	84,884
Amortization of deferred sales commissions	9,206	12,201	23,417
Marketing and sales promotion	13,775	10,762	11,908
General and administrative	34,772	33,813	37,800

Total operating expenses	199,538	183,680	232,492

Operating income	126,501	98,058	159,097

Non-operating income (loss)
Net interest expense	(7,422)	(7,064)	(29,676)
Investment and other income (loss)	29,084	2,154	(296,881)
Debt extinguishment costs	—	—	(37,498)

Total non-operating income (loss)	21,662	(4,910)	(364,055)

Income (loss) before income taxes	148,163	93,148	(204,958)
Income tax provision (benefit)	12,375	7,879	(3,787)

Net income (loss)	135,788	85,269	(201,171)
Net (income) loss attributable to non-controlling interest in Calamos Holdings LLC	(115,788)	(72,509)	104,494
Net (income) loss attributable to non-controlling interest in partnership investments	(72)	(336)	72,156

Net income (loss) attributable to Calamos Asset Management, Inc.	$19,928	$12,424	$(24,521)

Earnings (loss) per share:
Basic	$1.00	$0.63	$(1.24)

Diluted	$0.99	$0.62	$(1.24)

Weighted average shares outstanding:
Basic	19,884,847	19,626,233	19,752,972

Diluted	20,187,992	19,954,124	97,449,228

Cash dividends declared per share	$0.30	$0.22	$0.385

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Non-
	Calamos Asset Management, Inc. Stockholders					controlling	Non-
				Accumulated		Interest in	controlling
		Additional		Other		Calamos	Interest in
	Common	Paid-in	Retained	Comprehensive	Treasury	Holdings	Partnership
(in thousands)	Stock	Capital	Earnings	Income (Loss)	Stock	LLC	Investments	Total

Balance at Dec. 31, 2007	$233	$198,924	$70,102	$5,081	$(60,603)	$352,205	$49,177	$615,119

Net loss	—	—	(24,521)	—	—	(104,494)	(72,156)	(201,171)
Changes in unrealized losses on available-for-sale securities, net of income taxes	—	—	—	(24,502)	—	(147,028)	—	(171,530)
Reclassification adjustment for realized losses on available-for-sale securities included in income, net of income taxes	—	—	—	20,014	—	116,999	—	137,013

Total comprehensive loss								(235,688)
Issuance of common stock (173,605 Class A common shares)	2	(2)	—	—	—	—	—	—
Repurchase of common stock (1,547,900 Class A common shares)	—	—	—	—	(34,612)	—	—	(34,612)
Sale of Calamos Holdings LLC membership units (1,547,900 units)	—	27,469	—	—	—	(27,469)	—	—
Capital contribution	—	13,762	—	—	—	50,853	—	64,615
Net purchase of non-controlling interest in partnership investments and Offshore Funds	—	—	—	—	—	—	145,304	145,304
De-consolidation of non-controlling interests in partnership investments and Offshore Funds	—	—	—	—	—	—	(121,036)	(121,036)
Cumulative impact of changes in ownership of Calamos Holdings LLC	—	(33,781)	—	(694)	—	(989)	—	(35,464)
Compensation expense recognized under stock incentive plans	—	1,472	—	—	—	5,627	—	7,099
Dividend equivalent accrued under stock incentive plans	—	—	20	—	—	79	—	99
Distribution to non-controlling interests	—	—	—	—	—	(86,798)	—	(86,798)
Dividends declared	—	—	(7,591)	—	—	—	—	(7,591)

Balance at Dec. 31, 2008	$235	$207,844	$38,010	$(101)	$(95,215)	$158,985	$1,289	$311,047

Net income	—	—	12,424	—	—	72,509	336	85,269
Changes in unrealized losses on available-for-sale securities, net of income taxes	—	—	—	4,951	—	27,717	—	32,668
Reclassification of unrealized loss on securities contributed to Calamos Holdings LLC	—	501	—	(501)	—	—	—	—

Total comprehensive income								117,937
Issuance of common stock (170,896 Class A common shares)	2	(2)	—	—	—	—	—	—
Cumulative impact of changes in ownership of Calamos Holdings LLC	—	(303)	(2)	13	—	(153)	—	(445)
Compensation expense recognized under stock incentive plans	—	1,855	—	—	—	6,795	—	8,650
Dividend equivalent accrued under stock incentive plans	—	—	(79)	—	—	(293)	—	(372)
Distribution to non-controlling interests	—	—	—	—	—	(52,673)	—	(52,673)
Dividends declared	—	—	(4,318)	—	—	—	—	(4,318)

Balance at Dec. 31, 2009	$237	$209,895	$46,035	$4,362	$(95,215)	$212,887	$1,625	$379,826

Net income	—	—	19,928	—	—	115,788	72	135,788
Changes in unrealized gains on available-for-sale securities, net of income taxes	—	—	—	3,880	—	23,378	—	27,258
Reclassification adjustment for realized gains on available-for-sale securities included in income, net of income tax	—	—	—	(2,478)	—	(17,060)	—	(19,538)

Total comprehensive income								143,508
Issuance of common stock (273,734 Class A common shares)	2	(2)	—	—	—	—	—	—
Cumulative impact of changes in ownership of Calamos Holdings LLC	—	388	(3)	77	—	(1,652)	—	(1,190)
Compensation expense recognized under stock incentive plans	—	1,975	—	—	—	7,141	—	9,116
Dividend equivalent accrued under stock incentive plans	—	—	(104)	—	—	(376)	—	(480)
Distribution to non-controlling interests	—	—	—	—	—	(121,427)	—	(121,427)
Dividends declared	—	—	(5,961)	—	—	—	—	(5,961)

Balance at Dec. 31, 2010	$239	$212,256	$59,895	$5,841	$(95,215)	$218,679	$1,697	$403,392

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2010	2009	2008

Cash and cash equivalents at beginning of period	$145,431	$59,425	$108,441
Cash flows from operating activities:
Net income (loss)	135,788	85,269	(201,171)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred sales commissions	9,206	12,201	23,417
Other depreciation and amortization	7,778	10,281	12,222
Loss on write-off of property and equipment	238	—	2,031
Deferred rent	72	202	1,776
Change in unrealized (gains) losses on CFS securities, derivative assets, derivative liabilities and partnership investments, net	(1,808)	(22,848)	158,636
Net realized (gain) loss on sale of investment securities, derivative assets and derivative liabilities	(22,018)	25,810	172,413
Deferred taxes	9,598	6,586	(2,610)
Stock based compensation	9,116	8,650	7,099
Employee taxes paid on vesting under stock incentive plans	(1,128)	(293)	(1,796)
(Increase) decrease in assets:
Receivables:
Affiliates and affiliated funds, net	(2,146)	(3,987)	14,454
Customers	(1,036)	(2,453)	4,837
Deferred sales commissions	(5,016)	(6,493)	(7,755)
Other assets	461	19,153	(19,401)
Increase (decrease) in liabilities:
Distribution fees payable	458	3,674	(10,374)
Accrued compensation and benefits	5,608	5,349	(16,043)
Accrued expenses and other liabilities	(404)	(470)	(12,507)

Net cash provided by operating activities	144,767	140,631	125,228

Cash flows provided by (used in) investing activities:
Net additions to property and equipment	(1,972)	(2,011)	(4,616)
Purchases of investment securities	(425,553)	(4,472)	(176,977)
Proceeds from sale of investment securities	357,903	15,073	370,344
Net (purchases) sales of derivatives	(9,785)	(5,655)	9,897
Net changes in partnership investments	(454)	(418)	124,648

Net cash provided by (used in) investing activities	(79,861)	2,517	323,296

Cash flows provided by (used in) financing activities:
Repayment of debt	—	—	(400,000)
Capital contribution received	—	—	31,317
(Excess tax liability) deferred tax benefit on vesting under stock incentive plans	(79)	(151)	144
Repurchase of common stock	—	—	(34,612)
Equity distributions paid to non-controlling interests	(76,418)	(31,523)	(29,741)
Tax distributions paid to non-controlling interests	(45,009)	(21,150)	(57,057)
Cash dividends paid to common stockholders	(5,961)	(4,318)	(7,591)

Net cash used in financing activities	(127,467)	(57,142)	(497,540)

Net increase (decrease) in cash and cash equivalents	(62,561)	86,006	(49,016)

Cash and cash equivalents at end of period	$82,870	$145,431	$59,425

Supplemental disclosure of cash flow information:
Cash paid for:
Income taxes	$2,706	$469	$11,807
Interest	$7,677	$7,677	$41,077

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Organization and Description of Business

Calamos Asset Management, Inc. (CAM), together with its subsidiaries (the Company), primarily provides investment advisory services to individuals and institutional investors through open-end funds (the Funds), closed-end funds (the Closed-End Funds), separate accounts, offshore funds and partnerships. CAM operates and controls all of the business and affairs of Calamos Holdings LLC (Holdings) and, as a result of this control, consolidates the financial results of Holdings with its own financial results. Management operates these activities as one operating segment.

Calamos Advisors LLC (CAL), a Delaware limited liability company and registered investment advisor, Calamos Financial Services LLC (CFS), a Delaware limited liability company and registered broker-dealer, Calamos Partners LLC (CPL), a Delaware limited liability company and registered investment advisor, and Calamos Wealth Management LLC, a Delaware limited liability company and registered investment advisor, are wholly-owned subsidiaries of Holdings. Calamos International LLP, ultimately a majority-owned subsidiary of Calamos Holdings LLC, is a registered investment advisor with the Financial Services Authority and distributor of the Offshore Funds and Company products globally.

“The Calamos Interests” refers to the combined interests of Calamos Family Partners, Inc. (CFP), a Delaware corporation, and John P. Calamos, Sr., the chairman, chief executive officer and co-chief investment officer of CAM.

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

Principles of Consolidation

The Company consolidates investments in which the Company’s ownership exceeds 50% or the Company operates and controls the business and affairs of the entity. As such, the consolidated financial statements include the financial statements of CAM, Holdings and Holdings’ wholly- and majority-owned subsidiaries, and Calamos Market Neutral Opportunities Fund LP, a 92% owned affiliate. Additionally, the Company consolidated the financial results of Calamos Global Funds PLC and Calamos Equity Opportunities Fund LP for a portion of the periods presented, as discussed below. All significant intercompany balances and transactions have been eliminated.

The Calamos Interests’ combined 78.3% and 78.5% interest in Holdings at December 31, 2010 and 2009, respectively, is represented as a non-controlling interest in Calamos Holdings LLC in the Company’s consolidated financial statements. Non-controlling interest in Holdings is derived by multiplying the historical equity of Holdings by the Calamos Interests’ aggregate ownership percentage for the periods presented. Issuances and repurchases of CAM’s common stock may result in changes in CAM’s ownership percentage and to the non-controlling interests’ ownership percentage of Holdings with resulting changes reflected in the consolidated statements of changes in stockholders’ equity. Income is allocated based on the average ownership interest during the period in which the income is earned.

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CAM owns certain assets to which common stockholders have exclusive economic rights. At December 31, 2010, these assets include cash and cash equivalents of $45.3 million, net deferred tax assets of $75.7 million and net current income taxes receivable of $1.4 million that are reported together with Holdings’ consolidated assets in the consolidated statements of financial condition. Additionally, net income before income taxes, of $148.2 million and $93.1 million for the years ended December 31, 2010 and 2009, respectively, each included approximately $0.1 million of interest income on cash and cash equivalents held solely by CAM. This portion of CAM’s income is not reduced by any non-controlling interests.

CPL is the general partner of Calamos Market Neutral Opportunities Fund LP (the Partnership), a private investment partnership that is primarily comprised of liquid investment securities. Substantially all the activities of the Partnership are conducted on behalf of the Company and its related parties; therefore, the Company consolidates the financial results of the Partnership into its results. CPL was also the general partner of Calamos Equity Opportunities Fund LP, a private investment partnership, until the partnership was liquidated during the second quarter of 2008. Up to that point, the Company consolidated the financial results of the partnership into its results. Both partnerships are collectively referred to as the Partnership Investments.

In the fourth quarter of 2007, the Company established Calamos Global Funds PLC (Offshore Funds), which is comprised of four Ireland-based offshore mutual funds. Until December 2008, the Offshore Funds were majority-owned by the Company and, as a result, the Company consolidated the results of the Offshore Funds with its own results. During December 2008, the Offshore Funds were no longer majority-owned by the Company; therefore, the Company deconsolidated the financial results of the Offshore Funds from its own results. Beginning in December 2008, the Company’s investment in the Offshore Funds is classified as an available-for-sale security and is reported as investment securities in the consolidated statements of financial condition. Unrealized gains and losses attributable to the Offshore Funds are excluded from earnings and are reported, net of income tax, as a separate component of stockholders’ equity until realized.

The assets and liabilities of the Partnership Investments are presented on a net basis as partnership investments in the consolidated statements of financial condition. The net income or loss of the Partnership Investments and Offshore Funds, when consolidated, is included in investment and other income (loss) in the consolidated statements of operations. The change in Partnership Investments and Offshore Funds, when consolidated, is included in the net changes in partnership investments in the consolidated statements of cash flows. Partnership Investments and Offshore Funds are presented on a net basis in order to provide more clarity to the financial position and results of the core operations of the Company. The underlying assets and liabilities that are being consolidated are described in Note 6. The non-controlling interests of the Partnership Investments and of the Offshore Funds, when consolidated, are presented as non-controlling interest in partnership investments in the respective consolidated financial statements.

The Company holds non-controlling interests in certain other partnership investments that are included in partnership investments, net in the consolidated statements of financial condition. These other partnership investments are accounted for under the equity method.

Financial Instruments

All highly liquid financial instruments with maturities of three months or less from date of purchase, consisting primarily of investments in money market funds, commercial paper and U.S. government securities, are considered cash equivalents.

The fair value of long-term debt, which has a total carrying value of $125.0 million at December 31, 2010 and 2009, was approximately $141.4 million and $137.4 million at December 31, 2010 and 2009, respectively. Fair value estimates are calculated using discounted cash flows based on the Company’s incremental borrowing rates for the debt and market prices for similar bonds at the measurement date. This method of assessing fair value may differ from the actual amount realized.

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

With the exception of the securities held by CFS, investment securities are classified as available-for-sale as the Company does not intend to permanently dispose of these securities in the near term. Unrealized gains and losses on available-for-sale securities are excluded from earnings and are reported, net of income tax, as a separate component of stockholders’ equity until realized.

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

Derivative Assets and Liabilities

From time to time the Company enters into derivative contracts to mitigate the negative impact that changes in security prices may have on the investment portfolio. The Company does not measure effectiveness or meet the criteria for hedge accounting and, therefore, records the changes in the fair value of these instruments in investment and other income (loss) in the consolidated statements of operations. The Company classifies derivative securities owned as derivative assets and derivative liabilities in the consolidated statements of financial condition.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization is provided on a straight-line basis over the estimated useful lives of the assets, ranging from three to twenty years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining term of the lease.

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Compensation Plans

The Company has an incentive stock plan that provides for certain employees of the company to receive stock based compensation in the form of restricted stock units (RSUs) and stock options. RSUs are convertible on a one-for-one basis into shares of the Company’s common stock. Stock option awards are based on shares of the Company’s common stock. The Company estimates the fair value of the options as of the grant date using the Black-Scholes option-pricing model. Stock based compensation expense is recognized based on the grant-date fair value of the award. The Company records compensation expense on a straight-line basis over the service period.

Revenue Recognition

The Company earns investment management fees by providing services pursuant to the terms of the underlying advisory contract. Fees are based on a contractual investment advisory fee applied to the assets in each portfolio. Any fees collected in advance are deferred and recognized over the period earned. Performance-based advisory fees from certain separate accounts are recognized annually upon completion of the contract year and based upon either (1) the positive difference between the investment returns on a client’s portfolio compared to a benchmark index or (2) the absolute percentage of gain in the client’s account. Performance-based advisory fees from the Funds are recognized monthly when earned and are based upon the differences between the investment returns of the respective fund compared to a benchmark index.

Distribution and underwriting fees consist primarily of Rule 12b-1 distribution and/or service fees from the Funds, contingent deferred sales charges (CDSC) on the redemption of Fund shares and sales charges earned on mutual fund shares. Distribution service fees are accrued monthly as services are performed and are based on the average daily assets of the Funds. CDSC fees are recorded on a trade date basis when earned, and sales charges are recorded on the settlement date.

Net Interest Expense

Net interest expense represents interest expense incurred on debt net of interest income generated from cash and cash equivalents. Interest income is recognized when earned, and interest expense is recorded when incurred.

Investment and Other Income (Loss)

Investment and other income (loss) is primarily comprised of: realized gains (losses) from all investment securities and partnership investments; unrealized gains (losses) on CFS Securities, Partnership Investments and Offshore Funds when consolidated; and dividend income. Dividend income is recognized on the record date.

Deferred Sales Commissions

Deferred sales commissions are amounts advanced by the Company on the sale of Class B and Class C shares of the Funds. Deferred sales commissions are amortized on a straight-line basis over the period in which 12b-1 fees are received, not to exceed 12 months for Class C shares and 96 months (8 years) for Class B shares. Because 12b-1 fees cease upon redemption of shares, amortization expense is accelerated when shares are redeemed, resulting in the reduction of the deferred sales commission asset. During 2009, the Company discontinued the sale of Class B

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shares; however, the consolidated statements of financial condition continue to reflect the unamortized deferred sales commissions related to this share class.

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

Separately, the Company periodically reviews the average remaining lives of these assets and adjusts the periodic amortization expense accordingly, resulting in an increase or decrease to the amortization of deferred sales commissions that is reported in the consolidated statements of operations.

During the second quarter of 2009, the Company changed the estimated remaining lives on the portion of its deferred sales commission assets related to Class B mutual fund shares. This change in estimate extended the expected lives of these assets and reduced the quarterly amortization of deferred sales commissions by approximately $1.7 million at that time.

Foreign Currency

Foreign currency balances are revalued into U.S. dollars, which is our functional currency, at prevailing exchange rates on the reporting date. Revenues earned and expenses incurred in foreign currency are revalued at average exchange rates during the reporting period. Gains and losses arising from the revaluation of account balances denominated in foreign currencies are recognized in investment and other income on the Consolidated Statement of Operations.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Although valuation allowances may be established to reduce the amounts expected to be realized, there were no deferred tax asset valuation allowances at December 31, 2010 or 2009.

Future interest or penalties related to uncertain tax positions are recognized in income tax provision (benefit) when determined. The Company did not record any accrued interest or penalties related to uncertain tax positions through December 31, 2010.

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

CAL provides investment management and portfolio accounting services to the Funds and the Closed-End Funds. CFS acts as the sole distributor of the Funds. The Company earns management, distribution and portfolio accounting fees for these services that are accrued and settled monthly. The table below summarizes the total fees earned from affiliates identified above during the years ended December 31, 2010, 2009 and 2008:

(in thousands)	2010	2009	2008

Investment management fees from:
The Funds	$150,963	$122,956	$165,638
The Closed-End Funds	45,149	38,540	54,492

Totals	$196,112	$161,496	$220,130

Distribution fees from the Funds	$81,277	$73,686	$106,316

Portfolio accounting fees from:
The Funds	$2,232	$1,846	$2,516
The Closed-End Funds	571	497	701

Totals	$2,803	$2,343	$3,217

Dragon Leasing Corporation (Dragon) is an affiliated company controlled by a principal of the Company. Prior to February 2009, CAL was party to a non-exclusive aircraft lease agreement with Dragon whereby CAL had use of an airplane for business travel. Under this agreement CAL agreed to pay for maintenance and transportation services which are reflected in general and administrative expenses in the consolidated statements of operations. The table below summarizes total service fees incurred during the years ended December 31, 2009 and 2008 and the net payable balance as of December 31, 2008. No services fees were incurred during 2010.

(in thousands)	2009	2008

General and administrative	$135	$1,042

Net payable to Dragon	—	$125

Holdings is party to a lease with 1111 Warrenville Road LLC, a subsidiary of Calamos Property Holdings LLC (CPH). In January 2011, Holdings and 1111 Warrenville Road LLC amended the lease in order to extend the term for two years with automatic one year renewals and to increase the base rent accordingly. Rent under the lease commenced in August 2005 and will end on December 31, 2012. Annual base rent and operating expense payments were approximately $851,000 for the year ended December 31, 2010 with base rent increasing 3% annually. For the years ended December 31, 2009 and 2008, rent and operating expense payments were approximately $822,000 and $805,000, respectively.

Holdings is party to a 20-year lease with 2020 Calamos Court LLC, a subsidiary of CPH, with respect to the corporate headquarters constructed for the Company’s occupancy. Rent under the lease commenced in April 2005 and will end on May 31, 2025. Annual base rent payments were approximately $3.3 million for the year ended December 31, 2010 and will increase 3% annually for the remaining term of the lease. For the years ended December 31, 2009 and 2008, annual base rent payments were approximately $3.2 million and $3.1 million, respectively. Holdings may not terminate the lease unless a casualty, condemnation or material temporary taking affects all or a substantial portion of the leased premises. 2020 Calamos Court LLC may only terminate the lease upon specified events of default, which are subject to applicable grace periods.

Holdings is party to an agreement with Primacy Business Center LLC (Primacy), a subsidiary of CFP, where office space at the Company’s corporate headquarters is subleased to Primacy. During 2010, 2009 and 2008, Holdings recognized sublease rental income of approximately $558,000, $366,000 and $818,000, respectively,

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which is classified as other income and included in investment and other income (loss) in the consolidated statements of operations.

Holdings is party to a 20-year lease with 2020 Calamos Court Annex LLC, a subsidiary of CPH, with respect to the cafeteria in the Company’s corporate headquarters. Rent under the lease commenced in December 2005 and will end on May 31, 2025. Annual base rent and operating expenses were approximately $310,000 for the years ended December 31, 2010 with base rent increasing 3% annually. For the years ended December 31, 2009 and 2008, rent and operating expense payments were approximately $283,000 and $280,000, respectively.

Holdings is party to an agreement with CF Restaurant Enterprises LLC (CFRE), a subsidiary of CFP, where CFRE provides lunch and food services to Holdings. Holdings guarantees minimum daily revenues and CFRE agrees that certain quantities and combinations of food and beverage will be available at a predetermined price. During 2010, 2009 and 2008, Holdings incurred expense of $823,000, $815,000 and $980,000, respectively, related to this agreement which is reported with general and administrative expense in the consolidated statements of operations.

Holdings is party to a 7.5 year lease with CityGate Centre I LLC, a subsidiary of CPH, with respect to office space. Rent payments under the lease commenced in May 2008 and will end on April 30, 2015. Annual base rent and operating expenses were $862,000, $858,000 and $588,000 for the year ended December 31, 2010, 2009 and 2008, respectively. Base rents increase 2.5% annually. Holdings has been granted two options to extend the term of the lease for five years each, and has a right of first offer to lease additional contiguous space in the building.

CFP, CPH and Dragon have each entered into agreements with CAM, whereby the parties provide to each other certain services and resources, including furnishing office space and equipment, providing insurance coverage, overseeing the administration of their businesses and providing personnel to perform certain management and administrative services. These agreements have a term of one year and are renewable annually. The agreements are terminable on 30 days notice by either party. In accordance with the terms of the agreements, the parties have agreed to pay each other an amount equal to the direct out-of-pocket expenses paid or incurred plus an allocation of indirect expenses, such as employee compensation and benefits.

The following table summarizes fees that have been recorded as expense allocations during the twelve months ended December 31, 2010, 2009 and 2008 and the net receivable balance as of December 31, 2010, 2009 and 2008.

(in thousands)	2010	2009	2008

Expense allocated from the Company to Dragon	$40	$55	$54
Expense allocated from the Company to CFP	369	579	2,011
Expense allocated from the Company to CPH	746	962	431

Total expenses allocated from the Company to affiliates	1,155	1,596	2,496
Expense allocated from CPH to the Company	173	975	1,653

Net expense allocated from the Company to affiliates	$982	$621	$843

Net receivable for management services from Dragon	$3	$4	$6

Net receivable for management services from CFP	$15	$17	$48

Net receivable for management services from CPH	$57	$50	$26

As a result of the control exercised by CFP, none of our agreements with CFP and other companies controlled by them are deemed to be negotiated on “arm’s length” terms. However, any such agreements since our initial public offering have been approved in accordance with the Conflict of Interests Policy contained in our Second Amended and Restated Certificate of Incorporation.

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)	Investment Securities

The following table provides a summary of investment securities (in thousands):

		Unrealized	Unrealized	Fair
December 31, 2010	Cost	Gains	Losses	Value

Available-for-sale securities:
Mutual Funds
Equity	$129,280	$32,483	$(3)	$161,760
Fixed income	89,712	18	(425)	89,305
Low-volatility equity	45,219	12,580	(1)	57,798
Other	1,579	51	(242)	1,388

Total available-for-sale securities	$265,790	$45,132	$(671)	$310,251

CFS securities:
Mutual Funds
Equity	$3,004	$834	$—	$3,838
Common Stock	56	70	—	126

Total CFS securities	$3,060	$904	$—	$3,964

Total investment securities				$314,215

		Unrealized	Unrealized	Fair
December 31, 2009	Cost	Gains	Losses	Value

Available-for-sale securities:
Mutual Funds
Equity	$46,042	$21,965	$(26)	$67,981
Fixed income	75,343	6,565	—	81,908
Low-volatility equity	21,091	7,668	(23)	28,736
Other	1,486	2	(270)	1,218

Total available-for-sale securities	$143,962	$36,200	$(319)	$179,843

CFS securities:
Mutual Funds
Equity	$25,353	$2,585	$—	$27,938
Common Stock	56	49	—	105

Total CFS securities	$25,409	$2,634	$—	$28,043

Total investment securities				$207,886

Of the $314.1 million and $207.8 million investments in mutual funds at December 31, 2010 and 2009, respectively, $270.9 million and $169.5 million were invested in affiliated mutual funds.

The aggregate fair value of available-for-sale investment securities that were in an unrealized loss position at December 31, 2010 and 2009 was $83.1 million and $1.5 million, respectively. The cumulative losses on securities that had been in a continuous loss position for 12 months or longer were immaterial as of the end of each reporting period.

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2010 and 2009, the Company believes that the unrealized losses attributed to its mutual fund investments are only temporary in nature, as these losses are a result of short-term declines in the net asset value of the funds. Additionally, unrealized losses exist for only a small portion of the overall available-for-sale investment securities. Further, the Company has the intent and ability to hold these securities for a period of time sufficient to allow for recovery of the market value.

During 2010 the Company sold $357.9 million of investment securities and, based on the specific identification of the cost basis, realized $28.0 million in gross capital gains. During 2008, the Company sold $368.2 million of investment securities and, based on the specific identification of the cost basis, realized gross gains of $21.0 million and gross losses of $155.2 million. No sales were executed in2009.

The following table provides a summary of changes in investment securities for the years ended December 31, 2010, 2009 and 2008.

(in thousands)	2010	2009	2008

Available-for-sale securities:
Unrealized gains (losses)	$29,869	$34,778	$(724)

Net gains (losses) reclassified out of accumulated other comprehensive income to earnings	$21,289	—	$(148,729)

CFS securities:
Unrealized gains (losses)	$855	$9,808	$(17,680)

(5)	Derivative Assets and Liabilities

In order to reduce the volatility equity markets have on the fair value of the Company’s corporate investment portfolio and to ensure compliance with its debt covenants, the Company uses exchange traded equity option contracts as an economic hedge of price changes in its investment securities portfolio. The Company’s investment securities, totaling $314.2 million at December 31, 2010, consist primarily of positions in several Calamos equity, fixed income and low-volatility equity mutual funds. The equity price risk in the investment portfolio is hedged using exchange-traded put and call option contracts on several major equity market indices that correlate most closely with the change in value of the portfolio being hedged. The use of both purchased put and sold call options is part of a hedge overlay strategy to minimize downside risk in the hedged portfolio, while participating in a portion of an appreciating market. The Company may adjust its hedge position in response to movement and volatility in prices and changes in the composition of the hedged portfolio, but generally is not actively buying and selling contracts.

The fair value of purchased puts and sold call contracts is reported in derivative assets and derivative liabilities, respectively, in the consolidated statements of financial condition. Net gains and losses on these contracts are reported in investment and other income (loss) in the consolidated statements of operations with net losses of $9.9 million and $21.7 million for the years ended December 31, 2010 and 2009, respectively. The Company is using these derivatives for risk management purposes but has not designated the contracts as hedges for accounting purposes.

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6)	Partnership Investments

Presented below are the underlying assets and liabilities of the Partnerships that the Company reports on a net basis, as well as the Company’s investments in other partnerships accounted for under the equity method. These investments are presented collectively as partnership investments, net in its consolidated statements of financial condition as of December 31, 2010 and 2009.

(in thousands)	2010	2009

Calamos Market Neutral Opportunities Fund LP:
Deposits with broker	$11,128	$8,008
Securities owned	16,365	21,976
Securities sold but not yet purchased	(7,175)	(10,934)
Accrued expenses and other current liabilities	(62)	(112)
Other current assets	69	214

Calamos Market Neutral Opportunities Fund LP, net	20,325	19,152
Investment in other partnerships	21,353	18,397

Partnership investments, net	$41,678	$37,549

As of December 31, 2010 and December 31, 2009, the Company held a controlling interest of $18.6 million (91.6%) and $17.5 million (91.5%), respectively, in Calamos Market Neutral Opportunities Fund LP. The non-controlling interest totaled 8.4% and 8.5% of Calamos Market Neutral Opportunities Fund LP at December 31, 2010 and December 31, 2009, respectively. The non-controlling interest is presented in the consolidated statements of financial condition as non-controlling interest in partnership investments. During 2008, the Company sold $30.0 million of its investment in the partnership and realized a loss of $6.1 million, which is included in investments and other income (loss) in the consolidated statements of operations.

Prior to second quarter of 2008, the Company held a partnership investment in the Calamos Equity Opportunities Fund LP. During the second quarter of 2008, the Company liquidated Calamos Equity Opportunities Fund LP and received total proceeds of $29.3 million. The Company recorded losses of $18.9 million for the year ended December 31, 2008, which were offset by the non-controlling interests’ portion of $10.8 million. These losses are included in investment and other income (loss) in the consolidated statements of operations.

In December 2008, the Company sold $81.9 million of its investment in the Offshore Funds and, based on a specific identification of the cost basis, realized a loss of $56.1 million, which is included in investments and other income (loss) in the consolidated statements of operations. Following this sale, the Company is no longer the majority owner of the Offshore Funds. As a result, as of December 31, 2008 the Company’s investment in Offshore Funds is classified as an available-for-sale security in investment securities in the consolidated statement of financial condition.

As of December 31, 2010 and 2009, the Company held non-controlling interests in certain other partnerships, and therefore, accounted for these investments using the equity method. These investments are presented collectively as investment in other partnerships in the table above.

In February 2011, Calamos Market Neutral Opportunities Fund LP with total assets of $20.4 million was dissolved. In connection with the dissolution, the Company realized capital gains of $1.4 million, net of non-controlling interests.

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7)	Fair Value Measurements

The Company utilizes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows: Level 1 — observable inputs such as quoted prices for identical assets and liabilities in active markets; Level 2 — inputs, other than the quoted prices in active markets, that are observable either directly or indirectly (including quoted prices of similar securities, interest rates, credit risk, etc.); and Level 3 — unobservable inputs in which there is little or no market data, and require the reporting entity to develop its own assumptions. For each period presented, the Company did not have any assets or liabilities measured at fair value using Level 3 measurements.

Investments are presented in the consolidated financial statements at fair value in accordance with accounting principles generally accepted in the United States of America. Investments in mutual funds are stated at fair value based on end of day published net asset values of shares owned by the Company. Investments in securities traded on a national securities exchange are stated at the last reported sales price on the day of valuation. Other securities, including derivatives, traded in the over-the-counter market and listed securities for which no sale was reported on that date are stated at the last quoted bid price. However, short sales positions and call options written are reported at the last quoted asked price. Convertible bonds and other securities for which quotations are not readily available are valued at fair value based on observable inputs such as market prices for similar instruments as validated by third party pricing agencies and the Company’s prime broker.

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables provide the hierarchy of inputs used to derive the fair value of the Company’s assets and liabilities at fair value as of December 31, 2010 and December 31, 2009. Foreign currency contracts are presented on a net basis where the right of offset exists, and had no impact for either period presented.

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other
		Identical Assets	Observable
(in thousands)	December 31,	and Liabilities	Inputs
Description	2010	(Level 1)	(Level 2)

Cash and cash equivalents
Money market funds	$35,392	$35,392	$—
Investment securities (Note 4)
Mutual Funds
Equity	165,598	165,598	—
Fixed income	89,305	89,305	—
Low-volatility equity	57,798	57,798	—
Other	1,388	1,388	—

Total mutual funds	314,089	314,089	—
Common stock	126	126	—

	314,215	314,215	—
Derivative assets (Note 5)
Exchange-traded put option contracts	4,026	4,026	—
Derivative liabilities (Note 5)
Exchange-traded call option contracts	(5,918)	(5,918)	—
Securities and derivatives owned by the Partnership (Note 6)
Convertible bonds	16,140	—	16,140
Purchased options	145	145	—
Common stocks	80	80	—

	16,365	225	16,140
Securities sold but not yet purchased of the Partnership (Note 6)
Common stocks	(7,165)	(7,165)	—
Exchange-traded call option contracts	(10)	(10)	—

	(7,175)	(7,175)	—

Total	$356,905	$340,765	$16,140

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other
		Identical Assets	Observable
(in thousands)	December 31,	and Liabilities	Inputs
Description	2009	(Level 1)	(Level 2)

Cash and cash equivalents
Money market funds	$99,966	$99,966	$—
Investment securities (Note 4)
Mutual Funds
Equity	95,919	95,919	—
Fixed income	81,908	81,908
Low-volatility equity	28,736	28,736
Other	1,218	1,218	—

Total mutual funds	207,781	207,781
Common stock	105	105

	207,886	207,886	—
Derivative assets (Note 5)
Exchange-traded put option contracts	1,720	1,720	—
Derivative liabilities (Note 5)
Exchange-traded call option contracts	(3,450)	(3,450)	—
Securities and derivatives owned by the Partnership (Note 6)
Common stocks	532	532	—
Convertible preferred stocks	1,767	660	1,107
Purchased options	179	179	—
Convertible bonds	18,798	—	18,798
Corporate bonds	700	—	700

	21,976	1,371	20,605
Securities sold but not yet purchased of the Partnership (Note 6)
Common stocks	(10,893)	(10,893)	—
Exchange-traded call option contracts	(41)	(41)	—

	(10,934)	(10,934)	—

Total	$317,164	$296,559	$20,605

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)	Property and Equipment

At December 31, 2010 and 2009, property and equipment and related accumulated depreciation were as follows:

(in thousands)	2010	2009

Furniture, fixtures, and equipment
Cost	$74,257	$73,086
Accumulated depreciation and amortization	47,512	40,174

Furniture, fixtures, and equipment, net	$26,745	$32,912

(9)  Long-term Debt

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

In December 2008, the Company prepaid $400 million of its outstanding long-term debt and negotiated modifications to its debt covenants. In connection with this prepayment, the Company recorded $37.5 million of debt extinguishment costs in the consolidated statements of operations that was comprised of make-whole payments of $34.9 million, unamortized debt offering costs of $1.8 million and other expenses of $0.8 million.

Under the amended note purchase agreements governing the terms of these notes, Holdings must maintain certain consolidated net worth in addition to leverage, investment and interest coverage ratios. The amended note purchase agreements also contain other covenants that, among other things, restrict the ability of Holdings’ subsidiaries to incur debt and restrict the ability of Holdings or its subsidiaries to create liens and to merge or consolidate, or sell or convey all or substantially all of Holdings’ assets and places certain limitations on distributions and redemptions of equity interests. As of December 31, 2010 and 2009, the Company was in compliance with all covenants.

The table below summarizes the long-term debt balance at December 31, 2010 and 2009.

(in thousands)	2010	2009

Senior unsecured notes
5.24% notes due April 29, 2011	$32,885	$32,885
6.33% notes due July 15, 2014	46,160	46,160
6.52% notes due July 15, 2017	22,100	22,100
6.67% notes due July 15, 2019	23,855	23,855

Total senior unsecured notes	125,000	125,000
Less current portion of long-term debt	(32,885)	—

Total long-term debt	$92,115	$125,000

The weighted average interest rate on the notes is 6.14% over the remaining life of the notes.

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(10)	Common Stock

All shares of Class A Common Stock and Class B Common Stock are identical and entitle the holders to the same rights and privileges, except that the holders of Class B Voting Common Stock possess super-voting rights in the Company, unless otherwise required by law.

(11)	Profit Sharing Plan

The Company contributes to a defined contribution profit sharing plan (the PSP Plan) covering substantially all employees. Contributions to the PSP Plan are at the discretion of the Company and include discretionary profit sharing and matching components. For the years ended December 31, 2010, 2009 and 2008, the Company recorded expense for the contributions to the PSP Plan in the amounts of $3.8 million, $3.6 million and $3.1 million, respectively. This expense is included in employee compensation and benefits on the consolidated statements of operations.

(12)	Stock Based Compensation

Certain employees of the Company receive stock based compensation comprised of RSUs and stock options under the Company’s incentive compensation plan, which is designed to retain key employees. A total of 10,000,000 shares of CAM’s common stock may be granted under the plan. Historically, RSUs have been settled with newly issued shares so that no cash was used by the Company to settle awards; however, the Company may also use treasury shares or issue new shares upon the exercise of stock options and upon conversion of RSUs.

RSUs entitle each recipient to receive a share of Class A common stock and a dividend equivalent to the actual dividends declared on CAM’s Class A common stock. RSUs are granted with no strike price and, therefore, the Company receives no proceeds when the RSUs vest. These awards, including accrued dividends, vest at the end of the restriction period, generally not to exceed six years after the grant date, and are expensed on a straight line basis over this period. During 2010 and 2009, 529,161 and 705,224 restricted stock units with an estimated fair value of

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$6.7 million and $5.8 million, respectively, were awarded to employees of the Company in accordance with the provisions of the plan. A summary of the RSU activity follows:

		Weighted
	Number	Average Fair
	Of	Value of RSUs
	Shares	Granted

Outstanding at December 31, 2007	1,046,270	22.82

Granted	358,722	19.92
Forfeited	(115,707)	22.81
Exercised upon vesting	(246,204)	18.00

Outstanding at December 31, 2008	1,043,081	22.96

Granted	705,224	8.21
Forfeited	(24,951)	17.58
Exercised upon vesting	(203,693)	19.51

Outstanding at December 31, 2009	1,519,661	16.67

Granted	529,161	12.69
Forfeited	(52,370)	14.48
Exercised upon vesting	(367,532)	15.94

Outstanding at December 31, 2010	1,628,920	15.61

Converted during the year ended December 31:
2008	173,605	18.00
2009	170,896	19.51
2010	273,734	15.94

At December 31, 2010, the Company had 1,628,920 RSUs outstanding with a weighted average remaining contractual life of 3.7 years and an aggregate intrinsic value of $22.8 million. The weighted average fair value of RSUs at the date of grant for the years ended December 31, 2010 and 2009 was $12.69 and $8.21 per share, respectively. The aggregate intrinsic value and the fair value of RSUs that vested and were exercised during 2010 and 2009 was $4.4 million and $1.6 million, respectively.

During 2010, 367,532 RSUs were exercised and, after 93,798 units were withheld for taxes, 273,734 RSUs were converted, on a one-for-one basis, for shares of CAM’s Class A common stock. The total intrinsic value and the fair value of the converted shares was $3.3 million. The total tax benefit realized in connection with the exercise of the RSUs during 2010 was $389,000, as the Company receives tax benefits equal to the fair value of CAM’s common stock on the exercise date, less the amount attributable to the non-controlling interest. During 2009, 203,693 RSUs were exercised and, after 32,797 units were withheld for taxes, 170,896 RSUs were converted, on a one-for-one basis, for shares of CAM’s Class A common stock. The total intrinsic value and the fair value of the converted shares was $1.5 million. The total tax benefit realized in connection with the exercise of the RSUs during 2009 was $164,000. During 2008, 246,204 RSUs were exercised and, after 72,599 units were withheld for taxes, 173,605 RSUs were converted, on a one-for-one basis, into shares of CAM’s Class A common stock. The total intrinsic value and the fair value of the converted shares was $4.0 million. The total tax benefit realized in connection with the exercise of the RSUs during 2008 was $527,000.

Stock options entitle each recipient to purchase a share of Class A common stock in exchange for the stated exercise price upon vesting of each award. Under the plan, the exercise price of each option, which has a 10-year life, equals the market price of the Company’s stock on the date of grant. No new awards were granted during the years ended December 31, 2010 and 2009; however, during 2008, 1,076,166 stock options with an estimated fair

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value of $7.2 million were awarded to employees of the Company in accordance with the provisions of the plan. The weighted average fair value of options at the date of grant for the year ended December 31, 2008 was $6.66 per option. These awards vest at the end of the restriction period, generally between four and six years after the grant date. The fair value of the award is expensed on a straight line basis over the vesting period.

The fair value of each option granted during 2008 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Dividend yield	2.10% - 2.27%
Expected volatility	35%
Risk-free interest rate	3.3% -4.7%
Expected life	7.5 years

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

Summarized information on the Company’s outstanding stock options at December 31, 2010 is as follows:

	Options Outstanding			Options Exercisable
		Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise	of	Contractual	Option	of	Option
Prices	Shares	Life	Price	Shares	Price

$17.80	186,178	5.9 years	$17.80	16,228	$17.80
$18.00-$29.11	1,963,089	5.7 years	22.04	675,430	20.64
$35.43	262,599	5.1 years	35.43	87,533	35.43

	2,411,866	5.7 years	23.17	779,191	$22.24

The outstanding options do not have an intrinsic value as the exercise price exceeded the market value in all cases.

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the stock option activity follows:

		Weighted
	Number	Average
	Of	Exercise
	Shares	Price

Outstanding at December 31, 2007	1,813,585	$26.35

Granted	1,076,166	19.92
Forfeited	(301,425)	23.54
Exercised	—	—

Outstanding at December 31, 2008	2,588,326	24.01

Granted	—	—
Stock options exchanged, net	(66,835)	28.60
Forfeited	(51,210)	21.18
Exercised	—	—

Outstanding at December 31, 2009	2,470,281	23.08

Granted	—	—
Forfeited	(58,415)	19.43
Exercised	—	—

Outstanding at December 31, 2010	2,411,866	23.17

Exercisable at December 31:
2008	173,655	18.00
2009	425,426	20.09
2010	779,191	22.24

During the year ended December 31, 2010, compensation expense recorded in connection with the RSUs and stock options was $9.1 million of which $2.0 million was credited as additional paid-in capital. For the year ended December 31, 2009, compensation expense recorded in connection with the RSUs and stock options was $8.6 million of which $1.9 million was credited as additional paid-in capital. For the year ended December 31, 2008, compensation expense recorded in connection with the RSUs and stock options was $7.1 million of which $1.5 million was credited as additional paid-in capital. The amount of deferred tax asset created was $731,000, $686,000 and $545,000 during the years ended December 31, 2010, 2009 and 2008, respectively. At December 31, 2010, approximately $17.5 million of total unrecognized compensation expense related to unvested stock option and RSU awards is expected to be recognized over a weighted-average service period of 3.3 years.

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(13)	Non-Operating Income (Loss)

Non-operating income (loss) was comprised of the following components for the years ended December 31, 2010, 2009 and 2008:

(in thousands)	2010	2009	2008

Interest income	$379	$737	$2,334
Interest expense	(7,801)	(7,801)	(32,010)

Net interest expense	(7,422)	(7,064)	(29,676)

Investment income (loss)	28,686	1,921	(295,793)
Miscellaneous other income (loss)	398	233	(1,088)

Investment and other income (loss)	29,084	2,154	(296,881)

Debt extinguishment costs	—	—	(37,498)

Non-operating income (loss)	$21,662	$(4,910)	$(364,055)

(14)	Income Taxes

The income tax provision (benefit) for the years ended December 31, 2010, 2009 and 2008 consists of the following:

(in thousands)	2010	2009	2008

Current:
Federal	$1,946	$773	$(1,090)
State:
CAM portion	314	189	(355)
Calamos Interests portion	517	331	—

Total current income taxes	2,777	1,293	(1,445)

Deferred:
Federal	8,861	6,059	(8,444)
State	737	527	6,102

Total deferred income taxes	9,598	6,586	(2,342)

Total income tax provision (benefit)	$12,375	$7,879	$(3,787)

Holdings is subject to certain income-based state taxes; therefore, income tax provision (benefit) reflects not only the portion attributed to CAM stockholders but also a portion of income tax provision (benefit) attributable to non-controlling interests.

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

The Company files income tax returns in federal, states and foreign tax jurisdictions. The Company is no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2004. The Internal Revenue Service (IRS) completed its examination of the Company’s U.S. income tax returns for years 2004, 2005 and 2006 in the third quarter of 2008. The IRS proposed adjustments that increased Holdings’ taxable income by $1.3 million (plus additional amounts asserted by the IRS as interest and penalties), approximately 23% of which

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

were attributed to CAM. Holdings’ proposed penalties are currently under appeal. The proposed IRS adjustments attributable to CAM were agreed upon and recorded as a current tax expense in 2009.

The IRS completed its examination of the Company’s U.S. income tax returns for 2008 in the third quarter of 2010. The IRS proposed adjustments that increased Holdings’ taxable income by $0.6 million (plus interest asserted by the IRS), approximately 21% of which were attributed to CAM. The proposed IRS adjustments attributable to CAM were agreed upon and recorded as a current tax expense in 2010.

The following table reconciles the statutory federal income tax rate to the effective income tax rate for the years ended December 31, 2010, 2009 and 2008, respectively.

	2010	2009	2008

Statutory U.S. federal income tax rate	34.0%	34.0%	35.0%
Effect of higher tax rates in carryback period	—	—	0.6%
State income taxes, net of federal tax benefits	1.9%	2.0%	2.0%
Other non-deductible items	0.3%	0.4%	(0.3)%
Holdings’ state income taxes	2.0%	1.5%	—
Impact on net deferred tax assets from change in statutory income tax rate	0.8%	0.9%	(23.9)%

Effective income tax rate	39.0%	38.8%	13.4%
Calamos Interests state income taxes	(1.7)%	(1.0)%	—

CAM effective income tax rate	37.3%	37.8%	13.4%

Deferred income taxes reflect the expected future tax consequences of temporary differences between carrying amounts and tax bases of the Company’s assets and liabilities. The significant components of deferred income taxes at December 31, 2010 and 2009 are as follows:

(in thousands)	2010	2009

Deferred tax assets:
Intangible assets	$66,116	$74,030
Capital loss carryforward	11,058	12,202
Other	3,412	3,992

Total deferred tax assets	80,586	90,224

Deferred tax liabilities:
Unrealized net holding gains on investments of available-for-sale securities	3,571	2,709
Deferred sales commission	706	916
Other	592	344

Total deferred tax liabilities	4,869	3,969

Net deferred tax assets	$75,717	$86,255

Deferred tax assets and liabilities are reflected on the Company’s consolidated statements of financial condition as net deferred tax assets. The current and non-current portions of the net deferred tax asset were $8.8 million and $67.0 million, respectively, at December 31, 2010 and $9.6 million and $76.7 million at December 31, 2009.

In November 2004, the Company recorded a net deferred income tax asset of $119.9 million as a result of the purchase of 20,000,000 membership units from CFP, whereby the Company made an election under Section 754 of the Internal Revenue Code to mark to current market value all assets that it purchased. However, the assets acquired

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in connection with the purchase of the 3,000,000 membership units directly from Holdings do not qualify for mark-to-market treatment under Section 754. Most of the assets receiving the stepped-up basis for tax purposes are in the form of intangible assets, such as management contracts, distribution contracts and intellectual property. These intangible assets will generally be amortized over 15 years, and this amortization will create a future tax benefit of approximately $8.0 million per year, expiring in fiscal year 2019.

As of December 31, 2010, the capital loss carryforward was $29.9 million, of which $24.1 million will expire in 2013 and $5.8 million will expire in 2014, if not used before the expiration dates. The Company believes that all deferred income tax assets will be realized; therefore, no valuation allowances have been established.

At December 31, 2010, the Company had no material unrecognized tax benefits and it does not anticipate any unrecognized tax benefits arising in the next 12 months that would result in a material change to its financial position. A reconciliation is not provided, as the beginning and ending amounts of unrecognized benefits are zero with no interim additions, reductions or settlements.

(15)	Earnings (Loss) Per Share

The following table reflects the calculation of basic and diluted earnings (loss) per share:

(in thousands, except per share amounts)	2010	2009	2008

Earnings (loss) per share — basic:
Earnings (loss) available to common shareholders	19,928	12,424	$(24,521)
Weighted average shares outstanding	19,885	19,626	19,753

Earnings (loss) per share — basic	$1.00	$0.63	$(1.24)

Earnings (loss) per share — diluted:
Loss before income taxes			$(204,958)
Non-controlling interest in partnership investments			72,156
Less: Impact of revaluation of net deferred tax assets			32,888
Less: Impact of income taxes			(49,535)

Earnings (loss) available to common shareholders	$19,928	$12,424	$(116,155)

Weighted average shares outstanding	19,885	19,626	19,753
Exchange of Calamos Interests ownership for common stock	—	—	77,444
Dilutive impact of restricted stock units	303	328	252

Weighted average shares outstanding	20,188	19,954	97,449

Earnings (loss) per share — diluted	$0.99	$0.62	$(1.24)

Diluted shares outstanding for 2010, 2009 and 2008 are calculated (a) assuming that Calamos Interests exchanged all of their ownership interest in Holdings and their CAM Class B common stock for shares of CAM’s Class A common stock (the Exchange) and (b) including the effect of outstanding dilutive equity incentive compensation awards. The number of diluted shares outstanding for 2008 presented above reflects the economic impact that (a) and (b) would have on the Company’s diluted shares outstanding. Because the Company generated a loss in 2008, the economic impact of the Calamos Interests’ Exchange and the effect of stock based compensation would have been anti-dilutive; therefore, the number of shares used in calculating diluted per share results was 19.8 million, in effect the weighted average basic shares outstanding. For 2010 and 2009, the impact of the Exchange was anti-dilutive and, therefore, is excluded from the calculation of diluted earnings (loss) per share.

The Company uses the treasury stock method to reflect the dilutive effect of unvested RSUs and unexercised stock options on diluted earnings per share. Under the treasury stock method, if the average market price of common

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Effective March 1, 2009, the Company amended its certificate of incorporation requiring that the Exchange be based on a fair value approach (details of the amendment are set forth in the Company’s Schedule 14C filed with the Securities and Exchange Commission on January 12, 2009). The amendment results in the same or fewer shares of Class A common stock being issued at the time of the Exchange. As a result, the effects of the Exchange are anti-dilutive and are therefore excluded from the calculation of diluted earnings per share for the years ended December 31, 2010 and 2009.

The shares issued upon Exchange as presented below are estimated solely on the formula as described in the Schedule 14C that does not necessarily reflect all inputs used in a fair valuation. It is critical to note that this formula does not incorporate certain economic factors and as such, in the event of an actual Exchange, the majority of the Company’s independent directors may determine the fair market value of CAM’s net assets and its ownership in Holdings. For example, discounts and\or premiums for control and marketability as well as a different discount rate for future cash flows may be applied. Therefore, the directors’ valuation may result in the actual number of shares being materially different from the shares presented below. Further, based upon currently available information, we believe it is extremely remote that any Exchange would transpire without a fair market valuation of CAM’s net assets.

The following table shows the number of shares which were excluded from the computation of diluted earnings per share as they were anti-dilutive:

	2010	2009	2008

Exchange of Calamos Interests’ ownership in Holdings for shares of Class A common stock	47,527,952	47,923,822	77,444,069
Restricted stock units	49,418	897,064	755,876
Stock options	2,411,866	2,472,381	2,588,326

Total	49,989,236	51,293,267	80,788,271

The maximum number of shares of Class A common stock that could be issued to the Calamos Interests’ upon exchange is 71,932,296 at December 31, 2010.

(16)	Commitments and Contingencies

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

The Company is from time to time involved in litigation relating to claims arising in the normal course of business. Management believes that all current claims made are without merit and the Company intends to defend against them vigorously. Management believes that the ultimate resolution of such claims will not materially affect the Company’s business, financial position or results of operations and that the likelihood of a material adverse impact is remote.

The Company leases office space and computer equipment under long-term operating leases expiring at various dates through fiscal year 2025. Lease expenses for years ended December 31, 2010, 2009 and 2008 were

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$4.9 million in each respective year. At December 31, 2010, the Company’s aggregate future minimum payments for operating leases having initial or non-cancelable terms greater than one year were payable as follows:

Minimum
(in thousands)	Payments

Year ended December 31:
2011	$4,840
2012	4,848
2013	4,418
2014	4,538
2015	4,222
Thereafter	44,046

Total minimum lease payments	$66,912

(17)	Regulatory and Net Capital Requirements

As a broker-dealer, CFS is subject to the Securities and Exchange Commission’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, and requires that the ratio of aggregate indebtedness to net capital (net capital ratio), as defined, shall not exceed 15 to 1. As of December 31, 2010 and 2009, the net capital, the excess of the required net capital and the net capital ratio were as follows:

(Dollars in thousands)	2010	2009

Net capital	$9,698	$37,926
Excess of required net capital	$8,527	$36,823
Net capital ratio	1.81 : 1.0	0.44 : 1.0

CFS is not required to compute the Reserve Requirements under Exhibit A of Rule 15c3-3(k)(2)(i) or to include Information Relating to the Possession or Control Requirements under Rule 15c3-3, because the Registrant operates primarily with the purpose of distributing mutual fund shares and does not hold customer funds or safekeep customer securities.

(18)Concentration Risk

For the years ended December 31, 2010, 2009 and 2008, the percentage of revenues derived from services provided to two Company-sponsored mutual funds, the Calamos Growth Fund and the Calamos Growth and Income Fund, were as follows:

	2010	2009	2008

Calamos Growth Fund	31%	34%	40%
Calamos Growth and Income Fund	14%	15%	16%

CALAMOS ASSET MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(19)	Quarterly Financial Information (Unaudited)

	At or for the Quarter Ended
(in thousands, except	2009				2010
share data)	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31

Assets under management (in millions)	$23,469	$27,032	$30,543	$32,714	$32,963	$29,913	$32,564	$35,414

Total revenue	59,569	67,079	73,798	81,292	81,130	80,466	78,419	86,024
Total operating expenses	46,379	45,695	46,424	45,182	50,612	50,811	47,808	50,307

Operating income	13,190	21,384	27,374	36,110	30,518	29,655	30,611	35,717

Net income	$3,352	$1,787	$2,590	$4,695	$4,811	$4,670	$4,693	$5,754

Diluted earnings per share	$0.17	$0.09	$0.13	$0.23	$0.24	$0.23	$0.23	$0.28

Diluted shares outstanding	19,751,288	19,990,070	20,090,555	20,080,566	20,122,940	20,201,608	20,143,747	20,428,635

(20)	Recently Issued Accounting Pronouncements

Accounting Standards Adopted During Fiscal Year 2010

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

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures, which requires additional disclosures related to (1) transfers in and out of Levels 1 and 2 and the reasons for the transfers, (2) the valuation techniques and inputs used, (3) the different classes of assets and liabilities measured at fair value and (4) the Level 3 reconciliation, specifically separately presenting purchases, sales, issuances and settlements. The update is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. Early adoption is permitted. The Company adopted the update during the first quarter 2010, which had no impact on the Company’s disclosures within the financial statements.

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

Item 9B.	Other Information

None

PART III

Item 10.	Directors and Executive Officers of the Registrant

Executive Management	Directors

John P. Calamos, Sr. Chairman, Chief Executive Officer and Co-Chief Investment Officer	John P. Calamos, Sr. Chairman, Chief Executive Officer and Co-Chief Investment Officer

Nick P. Calamos President of Investments and Co-Chief Investment Officer	Nick P. Calamos President of Investments and Co-Chief Investment Officer

James J. Boyne President of Distribution and Operations, Secretary	G. Bradford Bulkley Founder Bulkley Capital, L.P.

Gary J. Felsten Senior Vice President and Director of Human Resources	Mitchell S. Feiger President and Chief Executive Officer MB Financial, Inc.

Cristina Wasiak Senior Vice President and Chief Financial Officer	Richard W. Gilbert President Gilbert Communications, Inc.

Randall T. Zipfel Senior Vice President and Chief Operating Officer — Investments and IT	Arthur L. Knight Private Investor and Business Consultant Former President and Chief Executive Officer Morgan Products, Ltd.

Additional information regarding the Directors and Executive Officers of the Company and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference from our definitive proxy statement for our 2011 Annual Meeting of Stockholders (the “Proxy Statement”).

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

Information required for this Item is incorporated herein by reference to the registrant’s proxy statement for its annual meeting of stockholders on or about June 3, 2011.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required for this Item is incorporated herein by reference to the registrant’s proxy statement for its annual meeting of stockholders on or about June 3, 2011.

Item 13.	Certain Relationships and Related Transactions

Information required for this Item is incorporated herein by reference to the registrant’s proxy statement for its annual meeting of stockholders on or about June 3, 2011.

Item 14.	Principal Accountant Fees and Services

Information required for this Item is incorporated herein by reference to the registrant’s proxy statement for its annual meeting of stockholders on or about June 3, 2011.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report.

1. Financial Statements: See Item 8 of Part II.

2. Financial Statement Schedules: None.

3. List of Exhibits:

Exhibit
Number	Description of Exhibit

3(i)	Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3(i) to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2009).
3(ii)	Second Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3(ii) to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2009).
4.1	Stockholders’ Agreement among John P. Calamos, Sr., Nick P. Calamos and John P. Calamos, Jr., certain trusts controlled by them, Calamos Family Partners, Inc. and the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 3, 2004).
4.2	Registration Rights Agreement between Calamos Family Partners, Inc., John P. Calamos, Sr. and the Registrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 3, 2004).
4.3	Note Purchase Agreement, dated as of July 13, 2007, by and among Calamos Holdings LLC and various institutional investors (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2007).
4.4	Waiver and First Amendment to 2007 Note Purchase Agreement, dated as of December 22, 2008, between Calamos Holdings LLC and various institutional investors (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2008).
4.5	Note Purchase Agreement, dated as of April 29, 2004, between Calamos Holdings LLC and various institutional investors (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2008).
4.6	Amendment No. 1 to Note Purchase Agreement dated as of October 15, 2004 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2008).
4.7	Waiver and Second Amendment to 2004 Note Purchase Agreement, dated as of December 22, 2008, between Calamos Holdings LLC and various institutional investors (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2008).
10.1	Employment Agreement between the Registrant and John P. Calamos, Sr. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 3, 2004).
10.2	Employment Agreement between the Registrant and Nick P. Calamos (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 3, 2004).
10.3	Amendment Number 1 to Employment Agreement between the Registrant and Nick P. Calamos (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2007).

Exhibit
Number	Description of Exhibit

10.4	Omnibus Amendment Relating to Code Section 409A (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2009).
10.5	Calamos Asset Management, Inc. Incentive Compensation Plan as amended effective May 22, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 27, 2009).
10.6	Form of Equity Award Statement (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2009).
10.7	Form of Non-Employee Equity Award Statement (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2009).
10.8	Contribution Agreement between the Registrant and Calamos Holdings LLC (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 3, 2004).
10.9	Tax Indemnity Agreement among the Registrant, Calamos Family Partners, Inc. and Calamos Holdings LLC (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 3, 2004).
10.10	Fourth Amended and Restated Limited Liability Company Agreement of Calamos Holdings LLC by and among Calamos Family Partners, Inc., John P. Calamos, Sr. and the Registrant (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2010).
10.11	Management Services and Resources Agreement by and among the Registrant, Calamos Family Partners, Inc. and Calamos Property Holdings LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2007).
10.12	Lease Agreement between 2020 Calamos Court LLC and Calamos Holdings LLC (formerly with Calamos Holdings, Inc. (incorporated by reference to Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 2005).
10.13	Lease Agreement between CityGate Centre I LLC and Calamos Holdings LLC (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2007).
21.1	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm, McGladrey & Pullen, LLP.
23.2	Consent of Independent Registered Public Accounting Firm, KPMG LLP.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

Upon written request by a stockholder to our Secretary at 2020 Calamos Court, Naperville, Illinois 60563, any exhibit shall be available at a reasonable charge (which will be limited to our reasonable expenses in furnishing such exhibits).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 4, 2011.

CALAMOS ASSET MANAGEMENT, INC.

By:	/s/ Cristina Wasiak
Name:     Cristina Wasiak

Title:	Senior Vice President,
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John P. Calamos, Sr. John P. Calamos, Sr.	Chairman of the Board, Chief Executive Officer and Co-Chief Investment Officer (Principal Executive Officer)	March 4, 2011

/s/ Cristina Wasiak Cristina Wasiak	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	March 4, 2011

/s/ Nick P. Calamos Nick P. Calamos	President of Investments and Co-Chief Investment Officer, Director	March 4, 2011

/s/ G. Bradford Bulkley G. Bradford Bulkley	Director	March 4, 2011

/s/ Mitchell S. Feiger Mitchell S. Feiger	Director	March 4, 2011

/s/ Richard W. Gilbert Richard W. Gilbert	Director	March 4, 2011

/s/ Arthur L. Knight Arthur L. Knight	Director	March 4, 2011