Form 10-K/A
period 2010-12-31
Calamos Asset Management, Inc. /DE/
filed 2011-04-26
CIK 1299033

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)

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
Documents incorporated by reference: None.

EXPLANATORY NOTE
     Calamos Asset Management, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the Securities and Exchange Commission (the “Commission”) on March 4, 2011 (the “Original Form 10-K”), to include the information required to be contained in Part III, Items 10, 11, 12, 13 and 14, of Form 10-K. The Original Form 10-K had disclosed that certain information to be contained therein would be incorporated by reference to the Company’s definitive proxy statement for its 2011 Annual Meeting of Shareholders. However, the Company currently does not anticipate that its definitive proxy statement will be filed on or prior to April 30, 2011, and in accordance with General Instruction G(3) to Form 10-K, is hereby amending its Original Form 10-K to include the required Part III information. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are being filed as exhibits under Item 15 of Part IV of this Amendment.
     Other than to include information required by Part III of Form 10-K and to include the certifications of Company’s principal executive officer and principal financial officer in relation to this Amendment, this Amendment does not amend any other portions of the Original Form 10-K. Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-K with the Commission and no attempt has been made in this Amendment to update the other disclosures presented in the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and the Company’s other filings with the Commission subsequent to the filing of the Original Form 10-K.

i

PART III
Item 10. Directors, Executive Officers and Corporate Governance
DIRECTORS AND EXECUTIVE OFFICERS

Executive Management	Directors
John P. Calamos, Sr.	John P. Calamos, Sr.
Chairman, Chief Executive Officer	Chairman, Chief Executive Officer
and Co-Chief Investment Officer	and Co-Chief Investment Officer

Nick P. Calamos	Nick P. Calamos
President of Investments	President of Investments
and Co-Chief Investment Officer	and Co-Chief Investment Officer

James J. Boyne	G. Bradford Bulkley
President of Distribution	Founder
and Operations	Bulkley Capital, L.P.

Gary J. Felsten	Mitchell S. Feiger
Senior Vice President	President and Chief Executive Officer
and Director of Human Resources	MB Financial, Inc.

Cristina Wasiak	Richard W. Gilbert
Senior Vice President	President
and Chief Financial Officer	Gilbert Communications, Inc.

Randall T. Zipfel	Arthur L. Knight
Senior Vice President	Private Investor and Business Consultant
and Chief Operating Officer —	Former President and Chief Executive
Investments and IT	Officer Morgan Products, Ltd.
     Listed below are the names, ages and principal occupations for at least the past five years of the directors of the Company, as well as information on their specific experiences, qualifications, attributes, and skills relative to their service on the company’s board of directors:
     John P. Calamos, Sr., 70, is our Chairman of the Board, Chief Executive Officer and Co-Chief Investment Officer. Mr. Calamos is the uncle of Nick P. Calamos and founded our predecessor company in 1977. Previously, he enlisted in the United States Air Force and ultimately earned the rank of Major. Mr. Calamos received his undergraduate degree in economics and an MBA in finance from the Illinois Institute of Technology. He is a member of the Investment Analysts Society of Chicago. Mr. Calamos is a nominee for election by the Class B stockholders and has been a director since 2004.
     As founder, Chairman of the Board, Chief Executive Officer and Co-Chief Investment Officer, Mr. Calamos is uniquely qualified to serve on our board of directors. Mr. Calamos has been with our organization for over 34 years and brings unparalleled knowledge of our business and experience in the investment management industry.
     Nick P. Calamos, 49, is our President of Investments, Co-Chief Investment Officer and a director of our company. He joined our predecessor company in 1983 and has more than 25 years of experience in the investment industry. Mr. Calamos oversees our research and portfolio management function. He received his undergraduate degree in economics from Southern Illinois University and a master’s degree in finance from Northern Illinois University. A Chartered Financial Analyst, Mr. Calamos is a member of the Investment Analysts Society of Chicago. Mr. Calamos is a nominee for election by the Class B stockholders and has been a director since 2004.
     Mr. Calamos’ qualifications to serve on our board include his position as the second most senior member of our management team, his more than 25 years of experience as an investment professional with us, including his role as President of Investments, Co-Chief Investment Officer, his leadership on the portfolio management team for the Calamos Funds, and his position as director since 2004.
     G. Bradford Bulkley, 54, has served on our board since 2005. From October 7, 2002 to January 28, 2005, Mr. Bulkley served as a member of the Calamos Family Partners advisory board. Mr. Bulkley founded Bulkley Capital, L.P., and has over 30 years of experience in banking and corporate finance. He began his career at Harris Trust & Savings Bank in Chicago, where he was a commercial lender to middle-market companies in the Midwest. He then formed and managed one of the largest communications lending divisions in the country at what is now Bank of America. Additionally, Mr. Bulkley has been a director or advisory board member of several privately held companies. He is a member of and certified by the National Association of Corporate Directors and also serves as a statutory board member to the North Texas National Association of Corporate Directors. He is also a member of the Association for Corporate Growth. Mr. Bulkley received a bachelor’s degree from Trinity University in San Antonio, Texas, and an MBA in finance from DePaul University in Chicago.
     Mr. Bulkley’s qualifications to serve on our board include his substantial experience in banking and corporate finance, his director and advisory positions with several private companies, and his innovative thinking with regard to leadership.
     Mitchell S. Feiger, 52, has served on our board since 2007 and has over 25 years financial services experience. Since 1999, Mr. Feiger has been the President and Chief Executive Officer of MB Financial, Inc., a NASDAQ-traded company. With over $10.0 billion in assets, MB Financial is the Chicago-based holding company for MB Financial Bank in Chicago, of which Mr. Feiger also serves as a director and as President of the Bank. Mr. Feiger began his banking career in 1984 at Affiliated Banc Group where he worked his way to Executive Vice President. He earned his bachelor’s degree in engineering from the University of Illinois and his MBA from the University of Chicago. He is also an emeritus director of the Emergency Fund, member of the Advisory Board of The Institute for Truth in Accounting, a director of the Children’s Memorial Medical Center/Children’s Memorial Hospital Board, and a director of the Community Investment Corporation Board.
     Mr. Feiger’s qualifications to serve on our board include his wealth of banking knowledge and experience, including his role as the President and Chief Executive Officer of MB Financial, Inc., and his substantial experience in accounting and financial matters. Mr. Feiger is a valuable source of information regarding business management, profit and loss responsibility and financial reporting.
     Richard W. Gilbert, 70, has served on our board since 2005. From June 4, 2002 to January 28, 2005, Mr. Gilbert served as a member of the Calamos Family Partners advisory board. In addition to serving on the board of Calamos Asset Management, he has served as an independent director for the Principal Mutual Funds since 1984 and is an independent director of the Horton Insurance Agency. From 1990 to 1995, Mr. Gilbert was Chairman and director of the Federal Home Loan Bank of Chicago. He also has served as a director of Bulkley Capital, L.P. since 1996. Before retiring from active management in 1994, Mr. Gilbert was Publisher and Chief Executive Officer of Pioneer Press Newspapers in suburban Chicago; President and Chief Operating Officer of Park Communications, a media company in Ithaca, New York; and President of the Des Moines Register, a family-owned communications company. Mr. Gilbert graduated from Simpson College in Indianola, Iowa.

     Mr. Gilbert’s qualifications to serve on our board include his vast experience in numerous senior executive positions held throughout his career, his role as an independent director at the Principal Funds for over 27 years, and his investment management and communications insight.
     Arthur L. Knight, 73, has served on our board since 2004. From August 14, 2002 to January 28, 2005, Mr. Knight served as a member of the Calamos Family Partners advisory board. Since 1994, Mr. Knight has served as a business consultant and independent director for a number of private and public, industrial, financial and service companies. Currently, he serves on the board of directors of Hi-Tech Plastics, Inc. Prior to 1994, Mr. Knight served as President, Chief Executive Officer and Director of Morgan Products, Ltd., a New York Stock Exchange-listed company. Previously, he held a number of executive positions with Houdaille Industries, Inc., also a New York Stock Exchange-listed company, and its successors. His final position at Houdaille was President, Chief Executive Officer and director of John Crane Houdaille, Inc. Mr. Knight is a member of the National Association of Corporate Directors. He received his bachelor’s degree from Dartmouth College and an MBA from the University of New York at Buffalo.
     Mr. Knight’s qualifications to serve on our board include a plethora of private and public-company experience and knowledge from his numerous prior roles as Chairman, Chief Executive Officer, independent director, and committee Chairman, and his substantial knowledge and experience on compensation and management succession matters.
     Listed below are the names, ages, and principal occupations for the past five years of our executive officers who are not directors:
     James J. Boyne, 45, is our President of Distribution and Operations. Mr. Boyne is responsible for distribution, business development, client relationship management and service, and operations and legal. He joined Calamos in 2008 and has almost 20 years experience in the investment management business. Before taking on his current role in 2009, Mr. Boyne was our Senior Vice President General Counsel and Secretary. From 2001 through 2008, Mr. Boyne served as the Executive Managing Director, Chief Operating Officer (since 2004) and General Counsel of McDonnell Investment Management LLC. Mr. Boyne has a bachelor’s degree in marketing from Northern Illinois University and a J.D. from IIT Chicago-Kent College of Law.
     Gary J. Felsten, 62, is our Senior Vice President and Director of Human Resources. Mr. Felsten joined the company in 2007 after working at the CFA Institute in Charlottesville, Virginia as Managing Director of Human Resources for almost three years. Prior to that, he held several senior management human resources positions at UBS Global Asset Management and its predecessor company, Brinson Partners, Inc. Mr. Felsten received his bachelor’s degree in personnel management from Western Illinois University and his master’s degree in industrial relations from Loyola University of Chicago.
     Cristina Wasiak, 58, is our Senior Vice President and Chief Financial Officer. Ms. Wasiak joined the company in 2008 and is responsible for all financial and budgeting areas of the company. Ms. Wasiak had been a partner of Tatum, LLC since 2004. During her tenure at Tatum, Ms. Wasiak assisted in the reconstruction efforts at HealthSouth Corporation and was the Chief Financial Officer of LaserGrade. Ms. Wasiak holds an MBA from Harvard University and a Bachelor of Arts from Princeton University. As we have previously announced, Ms. Wasiak intends to resign from the company effective April 30, 2011.
     Randall T. Zipfel, 52, is our Senior Vice President and Chief Operating Officer, Investments and IT. Mr. Zipfel joined the company in 2006 and oversees our investment support and information technology functions. Mr. Zipfel has more than 25 years of management, administration and financial experience. From 2001 to 2006, Mr. Zipfel served as chief operating officer for INVESCO-NAM, where he directed all administrative, financial, human resources and business/investment support functions. Mr. Zipfel has a bachelor’s degree in computer science and business systems from Bowling Green State University and an MBA from Bellarmine University, with an emphasis on management.
Director Independence
     The board has affirmatively determined that the board is currently composed of a majority of independent directors and that the following directors are independent as defined under the NASDAQ Stock Market rules: G. Bradford Bulkley, Mitchell S. Feiger, Richard W. Gilbert and Arthur L. Knight. For a director to be considered independent, the board must determine that the director does not have any direct or indirect material relationship with the company, other than his service as a director. In making the determination of independence, the board applies the objective measures and principles contained in the NASDAQ and U.S. Securities and Exchange Commission (SEC) standards defining independence, considers any direct or indirect material relationships which the director has with the company, and any other relevant facts and circumstances.
Audit Committee Membership and Independence
     The current members of the audit committee of the board of directors are Richard W. Gilbert (Chairman), G. Bradford Bulkley, Mitchell S. Feiger and Arthur L. Knight. The audit committee is responsible for assisting the board’s oversight of:
•	the quality and integrity of financial statements and related disclosure and systems of internal controls;
•	the independent auditor’s qualifications and independence;
•	the performance of the internal audit function; and
•	compliance with legal and regulatory requirements.
     The audit committee is a separately designated standing audit committee established in accordance with the Securities Exchange Act of 1934, as amended. In addition, the audit committee is responsible for the appointment, compensation, retention and oversight of the work of the independent auditors, including approval of all services and fees of the independent auditors. The audit committee meets with the independent auditors and reviews the scope of their audit, reports and recommendations.
     Each current member of the audit committee (1) meets the heightened independence standards for audit committee members under SEC rules currently in effect and (2) has the accounting or financial management expertise required for audit committee members under NASDAQ rules. The board has determined that Mr. Feiger is qualified as an audit committee financial expert within the meaning of the SEC rules.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934 requires officers, directors and persons who beneficially own more than 10% of Calamos Asset Management’s common stock (the “Reporting Persons”) to file reports of ownership and changes in ownership with the SEC. We have reviewed copies of such reports with respect to fiscal year 2010 and we believe all Reporting Persons complied with the applicable filing requirements for fiscal year 2010.

Code of Business Conduct and Ethics
     The company has adopted a Code of Business Conduct and Ethics (the Code of Conduct) that applies to all employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The company posts its periodic filings as well as other important communications and documents on the Investor Relations section of our website at (http://investors.calamos.com). We encourage shareholders and investors to visit our website and review such filings, communications and documents. The Code of Conduct is posted under the Corporate Governance link on the Investor Relations section of our website and is also available in print free of charge to any shareholder who requests a copy. Interested parties may address a written request for a printed copy of the Code of Conduct to: Secretary, Calamos Asset Management, Inc., 2020 Calamos Court, Naperville, IL 60563. We intend to satisfy the disclosure requirement regarding any amendment to, or a waiver of, a provision of the Code of Conduct by posting such information on our website.
Item 11. Executive Compensation
DIRECTOR COMPENSATION
     The following table provides compensation information for non-employee directors of the company for the fiscal year ended December 31, 2010.

	Fees Earned or	Stock	Option	All Other
	Paid in Cash	Awards(1)(2)	Awards	Compensation	Total
Name	($)	($)	($)	($)	($)
G. Bradford Bulkley	94,125	48,001	—	—	142,126
Mitchell S. Feiger	84,750	48,001	—	—	132,751
Richard W. Gilbert	106,875	48,001	—	—	154,876
Arthur L. Knight	111,057	48,001	—	—	159,058

(1)	Represents the aggregate grant date fair value, computed in accordance with Financial Accounting Standards Board (FASB) ASC Topic 718. Assumptions used in the calculation of these amounts are set forth in footnote 12 to the company’s audited financial statements for the fiscal year ended December 31, 2010 which are included in the company’s Annual Report on Form 10-K filed with the SEC on March 4, 2011.

(2)	On February 24, 2010, each non-employee director received 3,721 restricted stock units (RSUs) that will vest at the rate of 33 1/3% per year for Messrs. Bulkley and Feiger, beginning February 24, 2014. Mr. Gilbert’s RSUs will vest 100% on June 4, 2012. Mr. Knight’s RSUs will vest 100% on August 14, 2012. G. Bradford Bulkley, Mitchell S. Feiger, Richard W. Gilbert and Arthur L. Knight held an aggregate of 15,153, 13,917, 15,153 and 14,670 RSUs, respectively, as of December 31, 2010.
     Our non-employee directors receive an annual retainer fee of $50,000, payable in quarterly installments, and a meeting attendance fee of $2,500 for each board meeting attended in person and $1,500 for each board meeting attended telephonically. In addition, there is an annual supplemental retainer of $10,000 (payable quarterly) for the chairperson of the audit committee and an annual supplemental retainer of $5,000 each (payable quarterly) for the chairpersons of the compensation committee and the nominating and corporate governance committee. The meeting attendance fee for the audit committee is $1,250 per committee meeting and $1,000 per committee meeting for each of the compensation committee and the nominating and corporate governance committee. Non-employee directors have also been awarded restricted stock units (RSUs) and stock options pursuant to the company’s incentive compensation plan. Directors who are officers or employees of Calamos Asset Management do not receive additional compensation for serving as a director. We reimburse all directors for reasonable and necessary expenses they incur in performing their duties as directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
     The current members of the compensation committee are Arthur L. Knight (Chairman), G. Bradford Bulkley, Mitchell S. Feiger and Richard W. Gilbert, none of whom ever served as an officer or employee of the company or any of its subsidiaries.
     None of the executive officers of the company have served on the board of directors or on the compensation committee of any other entity that has or had executive officers serving as a member of the board of directors or compensation committee.
COMPENSATION COMMITTEE REPORT
     The compensation committee of the board of directors of the company has reviewed and discussed with management the following Compensation Discussion and Analysis section. Based on that review and discussion, the compensation committee recommended to the board that the Compensation Discussion and Analysis be included in the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and in the proxy statement for the company’s 2011 Annual Meeting of Shareholders.
Respectfully submitted:
COMPENSATION COMMITTEE
Arthur L. Knight (Chairman)
G. Bradford Bulkley
Mitchell S. Feiger
Richard W. Gilbert
     The Compensation Committee Report does not constitute soliciting material and shall not be deemed incorporated by reference or filed into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.
COMPENSATION DISCUSSION AND ANALYSIS
     This section discusses the principles underlying our policies and decisions relating to the executive officers’ compensation. This information describes the manner and context in which compensation is earned by and awarded to our executive officers and provides perspective on the tables and narrative that follows.
     With respect to overall employee compensation policies and practices, our compensation committee considers whether these policies and practices support reasonable risk-taking consistent with our strategic objectives. We believe our compensation program for all employees maintains an appropriate linkage between creating and maintaining value for our stockholders and motivating and rewarding our employees. We believe our incentive compensation plan encourages a long-term view of company growth and success and mitigates some of the risks typically associated with managing for short-term results. Based on the foregoing, we do not believe the risks arising from these compensation policies and practices are reasonably likely to have a material adverse effect on the company.

Overview
     Our guiding business principle is to outperform client expectations in risk-adjusted investment performance and service. Our corporate culture places a high value on teamwork, building long-term relationships, continuous improvement and ongoing professional development. We believe adherence to this principle and maintenance of this culture will contribute to long-term success for our company and growth in stockholder value.
     Our compensation philosophy and performance-based compensation programs are designed to recruit, motivate and retain executive officers who will advance our business principle, embrace our values and help us meet or exceed our strategic objectives with the overall objective of improving stockholder value.
What are the objectives of the company’s executive compensation program?
     Our compensation program for our executive officers is designed to meet the following objectives:
•	attract and retain top-tier talent within the investment management industry;
•	link total compensation to individual, team and company performance; and
•	align executives’ interests with the company’s stockholders.
What is the company’s executive compensation program designed to reward?
     Our compensation philosophy calls for a strong alignment between the interests of our executive officers and the company’s goals to ensure that our executive compensation program supports the company’s strategies. Our executive compensation program is designed to reward ongoing contributions to our success. Executives who perform at superior levels in achieving the company’s key corporate objectives receive superior levels of compensation. The total compensation package rewards past performance and encourages future contributions to achieving the company’s strategic goals and enhancing stockholder value.
     We emphasize incentive compensation in our overall compensation package for executives. Our short-term incentive program ties non-equity incentive plan compensation opportunities to our annual performance against goals based on our strategic objectives. Our long-term incentive program uses a combination of restricted stock units and stock options to focus the long-term compensation opportunity squarely on the value of our stock. We have typically used longer-than-average vesting periods for these awards to reinforce a long-term view of continual growth and success.
Who is responsible for administering the company’s executive compensation program?
     Our executive compensation program is administered by the compensation committee of the board of directors, which currently consists of Arthur L. Knight (Chairman), G. Bradford Bulkley, Mitchell S. Feiger and Richard W. Gilbert. See Item 10 for information on the committee members.
What process has the committee followed to implement the executive compensation program?
     The committee convenes meetings throughout the year to discuss and review compensation matters. Further, the committee conducts an annual review of the compensation program for our executive officers.

     In the annual review, the committee reviews: (i) an analysis of compensation survey and peer group data specific to the investment management industry, (ii) the company’s existing program, as described in tally sheets, summarizing compensation packages for the company’s executive officers, and (iii) our incentive compensation plan and employment agreements with our Named Executive Officers. The committee also seeks and receives input on our executive compensation program from the executive officers and human resources team. Decisions on annual short-term incentive plan payments are made based on annual results. Overall target compensation and equity awards for the current year are typically made in January and February.
     The survey and peer group data reviewed by the committee compares the company’s levels of executive compensation against a benchmark group of public companies in the investment management industry, as compiled by McLagan Partners, a leading industry consultant. For 2010, the group was the same as the 2009 group (except for the addition of Virtus Investment Partners) and included the following companies:

Affiliated Managers Group	Federated Investors, Inc.
Alliance Bernstein L.P.	Franklin Resources, Inc.
Bank of NY Mellon	GAMCO Investors, Inc.
Black Rock, Inc.	Invesco Ltd.
Cohen & Steers, Inc.	Janus Capital Group, Inc.
Eaton Vance Corp.	T. Rowe Price Group, Inc.
Virtus Investment Partners, Inc.
     Although most of these peers are larger than our company, the committee believes the data relating to the group to be appropriate for purposes of informing the committee with respect to market compensation because these are the public companies with which we compete. We refer to this group as the “industry peer group.”
     With respect to survey and peer group data, the committee recognizes that reported positions in the compiled data will not exactly match the positions at our company. As such, the committee factors into its review the authority, experience, performance and responsibilities of each executive.
What other information does the committee consider when making executive compensation decisions?
     In addition to survey and other data relating to the competitive landscape, the committee also reviews tally sheets which set forth detailed information relating to the compensation of each executive officer and a comparison of the individual elements of compensation against the industry peer group. The committee takes this information into account as it makes determinations on an executive’s current compensation. Other information provided to the committee includes the expense of compensation and benefits. The committee is provided information related to the anticipated costs that will be incurred as a result of the actions under consideration, as well as performance measures of the company.
What are the individual components of the executive compensation program and why does the company choose to pay them? How are the amounts for each component of executive compensation determined?
     At the time we went public in 2004, the company entered into employment agreements with John P. Calamos, Sr. and Nick P. Calamos. The employment agreements provide the executive certainty with respect to his positions, duties, responsibilities and authority, as well as compensation and provisions relating to termination of employment. Equally important, the employment agreements secure for the benefit of the company and stockholders the executive’s agreement to certain restrictive covenants. Under the employment agreements, the executive officer has agreed that while employed and for certain periods after termination of employment:
•	not to use or disclose any confidential information relating to our company;
•	not to be involved in any investment management business other than ours or provide any investment management services with or for any person, entity or organization other than our company, except as may be permitted by a vote of our independent directors;
•	except as required by law, not to use or refer to the Calamos name or the name of any of our funds or accounts, or the investment performance of any of our funds or accounts, in any public filing, advertising or marketing materials relating to any product or service that competes with any of our products or services; and
•	not to solicit any of our clients or solicit or retain any of our employees.
     The committee takes into account the employment agreements when determining the compensation of these officers. As a condition to the receipt of certain incentive compensation by executive officers without employment agreements, the committee has required restrictive covenants along the lines of those noted immediately above.
     As provided by the employment agreements, the primary components of our compensation program are base salary, short-term incentive compensation and long-term incentive compensation. These components are also used in the compensation of our other executive officers.
     Salary. Salaries are set and reviewed annually with reference to industry peer group data, the authority, experience, and responsibilities of the executives, as well as the executive’s performance. As noted above, the committee also considers the employment agreements we entered into with John P. Calamos, Sr. and Nick P. Calamos when determining their respective salaries. These employment agreements are more fully discussed below. Further, in the case of John P. Calamos, Sr., his base salary also recognizes the fact that he serves a dual role as both the Chief Executive Officer and Co-Chief Investment Officer. Under the employment agreements, the starting annual salaries in 2004 for John P. Calamos, Sr. and Nick P. Calamos were $650,000 and $500,000, respectively and last increased to $820,000 in February 2007 for John P. Calamos, Sr. and $650,000 in February 2006 for Nick P. Calamos, although as discussed below, each of these executives voluntarily agreed to receive lower amounts of salary in response to economic conditions.
     With respect to James J. Boyne, Mr. Boyne commenced employment on April 1, 2008 and his starting annual salary was $300,000. The committee considered his prior work experience, the level of responsibility and authority he was undertaking, as well as industry peer data to determine his starting salary. In 2010, Mr. Boyne’s salary was increased to $350,000 after his promotion to President of Distribution and Operations. The committee recognized the new role and increased responsibilities Mr. Boyne had accepted.
     Regarding the base salary of Cristina Wasiak, Ms. Wasiak commenced employment as Interim Chief Financial Officer through Tatum, LLC at a salary of $30,000 per month which was deemed reflective of market levels. On August 8, 2008, Ms. Wasiak was appointed Senior Vice President, Chief Financial Officer and Treasurer at a starting salary of $300,000 per annum. In addition to industry peer group data, prior work experience and the responsibilities of the position, the committee considered the accomplishments and performance of the executive during her interim role as well as the total compensation package being negotiated when approving her starting salary.

     In regards to Randall T. Zipfel, Mr. Zipfel commenced employment in 2006 at an annual salary of $300,000. Mr. Zipfel’s salary was last increased to $330,000 by management in October 2007 due to his individual performance and the successful results achieved by his department.
     In light of economic conditions, no adjustments were made to Ms. Wasiak’s or Mr. Zipfel’s base salary since the last dates shown above.
     The Summary Compensation Table provides information on salaries earned by the Named Executive Officers in 2010.
     Short-Term Incentives. Under the employment agreements, each of the executive officers is entitled to participate in the company’s short-term incentive compensation program at a target payout opportunity expressed as a percentage of annual salary. Our other executive officers participate in the program with target payout percentages based on competitive market data and internal pay considerations. In keeping with industry practice, the payout opportunity is a significant portion of the total compensation package. The committee uses variously weighted key corporate objectives and consideration of individual achievement as the performance metrics for determining annual bonuses.
     For 2010, the key corporate objectives and weightings for our executive officers were:
•	20% — distribution effectiveness, as measured by gross sales, redemption rates and relative net sales;
•	10% — portfolio performance, as measured by risk-adjusted performance of the investment strategies managed by the company over a blended short- and long-term measurement period;
•	20% — income growth, as measured by the change in operating margin and operating margin relative to the industry peer group;
•	25% — long-term stockholder return relative to the industry peer group; and
•	25% — management evaluation, based upon: product offerings, distribution, leveraging top talent and execution and effectiveness of strategic initiatives.
     Compared to 2009, the committee attached more weight (20%) to the income growth objective in 2010 and less to each of stockholder return and management evaluation, to place greater emphasis on profitability in the determination of the final annual incentive award earned, if any.
     The committee also weighs discretionary factors based on evaluation of an executive’s performance, including performance on special projects, exceptional dedication and efforts, experience, and expectations for future contributions to achieving the company’s strategic goals and enhancing stockholder value.
     Long-Term Incentives. The committee believes that long-term equity-based incentives are an important part of the overall compensation package and are a crucial part of the pay-for-performance approach. The company’s incentive compensation plan provides for equity-based and cash-based awards. The committee has granted equity-based awards using RSUs and stock options. RSUs and stock options both provide for increased economic value from growth in the price of our stock. The committee sets guidelines for the number of RSUs and stock options to be granted based on competitive compensation data. The committee believes that, in general, using RSUs and stock options will be beneficial as each type of award has favorable features. RSUs provide a greater retention effect to our executive officers than stock options by providing for some economic value if the price of our stock were to decrease below the grant date price. The stock options granted to our executives provide more performance incentive than RSUs by allowing a greater opportunity for increased economic value. Typically, we have made annual grants in mid-February, following our year-end earnings announcement. The committee also has made grants at other times, primarily in connection with promotions or new hires.
     Under the employment agreements, the executive is eligible for awards made under our incentive compensation plan and is eligible for an expected minimum annual award expressed as a multiple of their base salary.
     Restricted Stock Units. Each RSU equals a share of common stock. RSUs vest if the recipient remains employed by the company for a prescribed period of time. With the exception of certain RSUs granted in February 2009, RSUs granted vest one-third per year beginning four years from the grant date, and are fully vested at the end of the sixth year following the date of grant. In February 2009, we approved special, retention-oriented awards to certain executive officers and other key employees in recognition of their 2008 performance. These RSUs vest one-third per year beginning one year from the grant date, and are fully vested at the end of the third year following the date of grant.
     Stock Options. Stock options entitle the holder to purchase a fixed number of shares of common stock at a set price during a specified period of time. Because stock options only have value if the value of our common stock increases above the exercise price, options encourage efforts to enhance long-term stockholder value. Stock options are granted with a 10-year term. Options granted after February 2006 have an exercise price equal to the closing market price of the company’s common stock on the date of grant. As allowed under the company’s incentive compensation plan, stock options granted in and prior to February 2006 have an exercise price equal to the closing market price of the common stock on the day prior to the date of grant. Stock options granted under the incentive compensation plan vest one-third per year beginning four years from the grant date, and are fully vested at the end of the sixth year following the date of grant. In light of the continuing uncertain economic and market conditions which commenced in late 2008, the committee determined RSUs to be a more appropriate long-term incentive award than options, such that the long-term incentives granted in 2010 were exclusively RSUs, as was the case in 2009. In addition, our stockholders approved a cost-neutral stock option exchange program in May 2009 in order to help restore the incentive and retention value of certain outstanding stock options. The Calamos Principals and the independent members of the board were not eligible to participate in the stock option exchange program. As a result, our employee exchanged 264,547 existing stock options in return for 197,712 new options. See the tables on Summary Compensation, Grants of Plan-Based Awards, Outstanding Equity Awards, and Option Exercises and Stock Vested for more information on RSUs and stock options granted to the Chief Executive Officer and the other Named Executive Officers.
     Retirement Benefits. All the executive officers participate in the company’s 401(k) profit sharing plan as do other employees of the company.
     Executive Perquisites. The company provides the executive officers with perquisites that the committee believes are reasonable and consistent with its overall compensation program. The committee periodically reviews the levels of perquisites provided to executive officers. One such perquisite is personal aircraft usage which is provided in part for security reasons by protecting the well-being of individual travelers and in part to enhance the efficiency of our executives while ensuring privileged information regarding corporate activities is not compromised. See the Summary Compensation Table for information regarding the perquisites received by our Named Executive Officers.
     Severance and Change in Control Benefits. Our employment agreements and plans have provisions which obligate us to pay severance or other benefits upon termination of employment or in the event of a change in control. We have included these provisions in furtherance of the retention value of these agreements and programs.

     See the Potential Payments section below for a discussion of potential payments due to our Executive Officers in the event of termination of employment or a change in control.
What decisions were made with respect to 2010?
     During the first quarter of 2010, the committee conducted its annual review of compensation, determined long-term incentive awards for 2010, and set base salaries and performance goals for 2010. The compensation committee did not change the base salaries or short- and long-term incentive opportunities of the Chief Executive Officer or other Named Executive Officers for 2010 due to economic conditions, except in the case of Mr. Boyne, whose base salary was increased to $350,000 to reflect his promotion to President of Distribution and Operations. In support of the company’s cost containment efforts, John P. Calamos, Sr. and Nick P. Calamos each voluntarily agreed to reduce their respective annual base salaries for 2010 to $425,000 and $325,000, from $820,000 and $650,000, otherwise payable under their respective employment agreements.
     As part of its year end process, the committee approved the payment of 2010 short-term non-equity incentive awards. In determining the short-term incentive payments for 2010, the committee noted that the company fell below some of its target measures, while exceeding others. Each measure was comprised of one or more components which were weighted and scored based on 2010 results, and compared to threshold, target and maximum levels. The company fell below its target measures for distribution effectiveness. Actual gross sales of $6.8 billion were slightly below the target of $6.9 billion, and redemption rates and net sales fell below threshold levels resulting in an overall score of 6.3% for this metric. The company fell below its target measure of portfolio performance, which is based on risk adjusted portfolio performance. The actual result for risk adjusted portfolio performance was 98% which was above the threshold of 70% but slightly below the target of 110% and resulted in a score of 8.5% out of 10%. The company exceeded its target measure of income growth, which was based on change in operating margin, and relative operating margin. The improvement in operating margin was 399 basis points which exceeded the maximum of 150 basis points and resulted in an above-target weighted score of 22.5%. Relative operating margin was at the 80th percentile, which exceeded the target of 75th percentile and resulted in a weighted score of 6.3% compared with a 6.0% target. The company fell below its threshold measure of relative stockholder return, which was based on percentile ranking of stockholder return over a three-year period. The percentile ranking of stockholder return was 21st, which was below the threshold of 50th percentile and resulted in a score of 0%. The company achieved its target measure of management evaluation, which was based on selective expansion of product offerings, distribution platform expansion and efficiency, and improved management execution and effectiveness. These components were reviewed together and had an 85% level of achievement which met the 85% target and resulted in a weighted score of 25.0%. After combining these scores with the personal performance on individual and department initiatives, the committee approved short-term incentive compensation at approximately 70% of target levels for the Named Executive Officers, other than Ms. Wasiak.

Summary Compensation Table for 2010
     The following table provides compensation information for our Chief Executive Officer, Chief Financial Officer and each of the three highest compensated executive officers of the company who were serving in such capacities at year end 2010.

							Non-
							Equity
							Incentive
					Stock	Option	Plan	All Other
Name and	Fiscal				Awards(1)	Awards(1)	Compen-	Compen-
Principal Position	Year	Salary ($)	Bonus ($)		($)	($)	sation ($)	sation ($)		Total ($)
John P. Calamos,	2010	425,000	—		1,150,005	—	3,444,000	199,561	(2)	5,218,566
Sr., Chairman,	2009	250,000	—		984,011	—	1,920,276	307,385		3,461,672
Chief Executive	2008	250,000	—		1,148,018	1,136,482	1,920,276	504,811		4,959,586
Officer and Co-Chief Investment Officer

Cristina Wasiak,(3)	2010	300,000	—		180,003	—	150,000	32,890	(4)	662,893
Senior Vice	2009	300,000	400,000		50,004	—	120,000	33,040		903,044
President, Chief	2008	241,655	288,247		—	—	—	135		530,037
Financial Officer

Nick P. Calamos,	2010	325,000	—		800,009	—	2,275,000	87,932	(5)	3,487,942
President of	2009	250,000	—		682,501	—	1,268,475	66,100		2,267,076
Investments and	2008	250,000	—		796,013	788,014	1,268,475	41,061		3,143,564
Co-Chief Investment Officer

James J. Boyne,(6)	2010	350,000	—		500,009	—	500,000	38,394	(8)	1,388,403
President of	2009	300,000	—		100,008	—	360,000	33,448		793,456
Distribution and	2008	225,000	228,484	(7)	125,008	133,332	131,847	4,322		847,993
Operations

Randall T. Zipfel,	2010	330,000	—		198,007	—	288,750	35,460	(4)	852,217
Senior Vice	2009	330,000	—		99,008	—	247,500	33,375		709,883
President, Chief	2008	330,000	169,004	(7)	100,019	99,014	161,000	23,875		882,912
Operating Officer-Investments and Information Technology

(1)	Represents the aggregate grant date fair value, computed in accordance with FASB ASC Topic 718. The values for the awards from prior years were restated to reflect aggregate grant date fair value. Assumptions used in the calculation of these amounts are set forth in footnote 12 to the company’s audited financial statements for the fiscal year ended December 31, 2010 which are included in the company’s Annual Report on Form 10-K filed with the SEC on March 4, 2011.

(2)	Includes, among other items, $14,036 for personal aircraft usage; $32,500 for 401(k) profit sharing and matching contributions; $79,343 dividend equivalent payment for restricted stock units; and $73,292 for reimbursement of taxes primarily in connection with personal aircraft usage. For 2010, the value of personal aircraft usage reported is based on the standard industry fare level (“SIFL”) valuation method. The SIFL tables published by the Internal Revenue Service are used to determine the amount of compensation income that is imputed to the executive for tax purposes for non-business use of corporate aircraft. On certain occasions, an executive’s spouse or other family member may accompany the executive on a flight when such person is invited to attend an event for business purposes. In cases where there is no business travel associated with a flight, the entire SIFL valuation of aircraft costs incurred by the company constitute a perquisite. For those occasions where an executive’s spouse or other family member accompanies an executive on business travel, only incremental costs (i.e., the excess of the cost of the actual trip over the cost of a hypothetical trip without the personal usage) associated with such passengers are included. The company provides executives with additional income to pay the taxes on the imputed income.

(3)	Employment commenced on April 7, 2008. As previously announced, Ms. Wasiak plans to depart from the company effective April 30, 2011.

(4)	Includes, among other items, $32,500 for 401(k) profit sharing and matching contributions.

(5)	Includes, among other items, $32,500 for 401(k) profit sharing and matching contributions; $51,263 dividend equivalent payment for restricted stock units; and $3,406 for reimbursement of taxes primarily in connection with personal use of leased aircraft.

(6)	Employment commenced on April 1, 2008.

(7)	Reflects the value of special, retention-oriented restricted stock units awarded on February 13, 2009 in recognition of 2008 performance.

(8)	Includes, among other items, $32,500 for 401(k) profit sharing and matching contributions and $1,699 for reimbursement of taxes primarily in connection with personal use of leased aircraft.
Grants of Plan-Based Awards for 2010
     During 2010, awards of non-equity incentive plan compensation, stock and options were granted pursuant to our incentive compensation plan to our Named Executive Officers, as indicated in the table below. With respect to the non-equity incentive plan awards, the table shows the range of possible payouts.

					All Other	All Other
					Stock	Option
					Awards:	Awards:	Exercise or	Grant Date
		Estimated Possible Payouts Under Non-			Number of	Number of	Base Price	Fair Value
		Equity Incentive Plan Awards			Shares of	Securities	of Option	of Stock and
				Maximum	Stock or	Underlying	Awards Per	Option
Name	Grant Date	Thresh ($)	Target ($)	($)	Units(1) (#)	Options (#)	Share ($)	Awards(2) ($)
John P. Calamos Sr.	02/09/10	0	4,920,000	7,380,000	90,766	—	—	1,150,005
Cristina Wasiak	02/09/10	0	600,000	600,000	14,207	—	—	180,003
Nick P. Calamos	02/09/10	0	3,250,000	4,875,000	63,142	—	—	800,009
James J. Boyne	02/09/10	0	700,000	700,000	39,464	—	—	500,009
Randall T. Zipfel	02/09/10	0	412,500	412,500	15,628	—	—	198,007

(1)	Represents restricted stock unit awards, which vest in three equal annual installments commencing February 9, 2014 (subject to continual employment, except in certain circumstances) and acceleration upon a change in control.

(2)	Represents the aggregate grant date fair value, computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are set forth in footnote 12 to the company’s audited financial statements for the fiscal year ended December 31, 2010 which are included in the company’s Annual Report on Form 10-K filed with the SEC on March 4, 2011.

Outstanding Equity Awards at Year End 2010
     The following table provides information regarding unexercised options and other equity incentive plan awards for our Named Executive Officers outstanding as of December 31, 2010. The awards vest as provided in the footnotes, subject to continued employment, except in certain circumstances, and acceleration of vesting upon a change in control.

	Option Awards					Stock Awards
	Number of	Number of
	Securities	Securities				Number of		Market Value
	Underlying	Underlying				Shares or		of Shares or
	Unexercised	Unexercised		Option	Option	Units of Stock		Units of Stock
	Options	Options		Exercise	Expiration	That Have		That Have
Name	Exercisable (#)	Unexercisable (#)		Price ($)	Date	Not Vested (#)		Not Vested(15) ($)
John P. Calamos, Sr.	177,273	—		18.00	10/27/14	—		—
	75,000	37,500	(1)	28.76	02/14/15	12,500	(5)	175,000
	44,454	88,908	(2)	35.43	02/14/16	29,636	(6)	414,904
	—	168,603	(3)	27.58	02/14/17	56,201	(7)	786,814
	—	174,030	(4)	19.79	02/14/18	58,010	(8)	812,140
						82,690	(9)	1,157,660
						90,766	(10)	1,270,724

Cristina Wasiak	—	—		—	—	4,202	(9)	58,828
						14,207	(10)	198,898

Nick P. Calamos	113,636	—		18.00	10/27/14	—		—
	48,500	24,250	(1)	28.76	02/14/15	8,083	(5)	113,162
	29,107	58,214	(2)	35.43	02/14/16	19,405	(6)	271,670
	—	123,732	(3)	27.58	02/14/17	41,244	(7)	577,416
	—	120,669	(4)	19.79	02/14/18	40,223	(8)	563,122
						57,353	(9)	802,942
						63,142	(10)	883,988

James J. Boyne	—	18,285	(11)	20.51	05/05/18	6,095	(12)	85,330
						28,959	(13)	405,426
						8,404	(9)	117,656
						39,464	(10)	552,496

Randall T. Zipfel	—	15,162	(4)	19.79	02/14/18	3,400	(7)	47,600
	—	7,847	(3)(14)	17.80	02/14/17	5,054	(8)	70,756
						21,420	(13)	299,880
						8,320	(9)	116,480
						15,628	(10)	218,792

(1)	Stock options vest at the rate of 33 1/3% per year, with vesting dates of February 15, 2009, 2010 and 2011.

(2)	Stock options vest at the rate of 33 1/3% per year, with vesting dates of February 15, 2010, 2011 and 2012.

(3)	Stock options vest at the rate of 33 1/3% per year, with vesting dates of February 15, 2011, 2012 and 2013.

(4)	Stock options vest at the rate of 33 1/3% per year, with vesting dates of February 15, 2012, 2013 and 2014.

(5)	Restricted stock units vest at the rate of 33 1/3% per year, with vesting dates of February 15, 2009, 2010 and 2011.

(6)	Restricted stock units vest at the rate of 33 1/3% per year, with vesting dates of February 15, 2010, 2011 and 2012.

(7)	Restricted stock units vest at the rate of 33 1/3% per year, with vesting dates of February 15, 2011, 2012 and 2013.

(8)	Restricted stock units vest at the rate of 33 1/3% per year, with vesting dates of February 15, 2012, 2013 and 2014.

(9)	Restricted stock units vest at the rate of 33 1/3% per year, with vesting dates of May 7, 2013, 2014 and 2015.

(10)	Restricted stock units vest at the rate of 33 1/3% per year, with vesting dates of February 9, 2014, 2015, 2016.

(11)	Stock options vest at the rate of 33 1/3% per year, with vesting dates of May 6, 2012, 2013 and 2014.

(12)	Restricted stock units vest at the rate of 33 1/3% per year, with vesting dates of May 6, 2012, 2013 and 2014.

(13)	Restricted stock units vest at the rate of 33 1/3% per year, with vesting dates of February 13, 2010, 2011 and 2012.

(14)	Stock options originally issued on February 15, 2007. Stock options exchanged pursuant to stockholder-approved stock option exchange program on July 23, 2009.

(15)	Based on the NASDAQ Global Select Market closing price of $14.00 for the company’s Class A common stock on December 31, 2010, the last trading date of 2010.

Option Exercises and Stock Vested During 2010
     The following table provides information on option exercises and vesting of stock in fiscal year 2010 by our Named Executive Officers.

	Options Awards		Stock Awards
	Number of		Number of
	Shares Acquired	Value Realized	Shares Acquired	Value Realized
Name	on Exercise (#)	on Exercise ($)	on Vesting (#)	on Vesting(1) ($)
John P. Calamos, Sr.	—	—	12,500	156,750
			14,818	185,818
			19,697	232,228

Cristina Wasiak	—	—	—	—

Nick P. Calamos	—	—	8,084	101,373
			9,702	121,663
			12,626	148,861

James J. Boyne	—	—	14,479	181,567

Randall T. Zipfel	—	—	10,710	134,303

(1)	Based on the NASDAQ Global Select Market closing price of $12.54 and $11.79 for the company’s Class A common stock on February 12, 2010 and October 26, 2010, respectively.
Potential Payments upon Termination or Change in Control
     As noted in the Compensation, Discussion and Analysis section, we have entered into employment agreements and maintain plans which obligate us to make payments and provide benefits to certain Named Executive Officers in the event of termination of employment or a change in control. A summary of the terms of those employment and transition agreements and the potential payments is provided below.
Employment Agreements
     John P. Calamos, Sr. We entered into an employment agreement with John P. Calamos, Sr., effective October 26, 2004. Mr. Calamos serves as our Chairman, Chief Executive Officer and Co-Chief Investment Officer. On January 1, 2006, and on each subsequent January 1, Mr. Calamos’ agreement renewed or will renew for a three-year term, unless notice of non-renewal is given by the company or Mr. Calamos prior to any such January 1. The agreement, as amended, provides Mr. Calamos with a minimum annual base salary of $820,000, an annual discretionary target bonus of at least 600% of base salary and a maximum annual bonus opportunity of at least 150% of his target bonus. Mr. Calamos voluntarily reduced his annual base salary to $250,000 for 2009, to $425,000 for 2010 and to $720,000 for 2011. Mr. Calamos participates in the benefit plans and programs generally available to our other senior executive officers. Under the agreement, Mr. Calamos is eligible to receive annual equity awards under our incentive compensation plan at the discretion of our compensation committee. Under the agreement, Mr. Calamos is expected to receive annual awards with a value equal to 400% of his base salary. Mr. Calamos’ employment agreement was amended effective as of January 1, 2009, through an Omnibus Amendment to comply with code section 409A of the Internal Revenue Code of 1986 and the regulations and other guidance issued thereunder. The Omnibus Amendment revised the employment agreements of Nick P. Calamos and John P. Calamos, Jr. as well.
     Mr. Calamos is entitled to receive the following severance payments if we terminate his employment without “cause” or he terminates his employment for “good reason”:
•	any accrued base salary, bonus, vacation and unreimbursed expenses;

•	base salary for 36 months; and
•	continued health care coverage for 36 months at employee rates.
     These severance benefits are subject to Mr. Calamos signing a release of claims against us, and complying with the restrictive covenants in his employment agreement. In the event Mr. Calamos accepts other full-time employment during his severance period, as specified in his employment agreement, the only remaining obligation of the company to Mr. Calamos (other than accrued base salary, bonus, vacation and unreimbursed expenses) will be to pay Mr. Calamos 50% of his remaining base salary payments, which will be paid in a lump sum. “Cause” is defined as: (i) willful breach of agreement or of any material company policy, (ii) misappropriation of assets, (iii) conviction of a felony or other serious crime, (iv) willful acts resulting in censure of Mr. Calamos or similar adverse action by the SEC or state regulator, (v) an act of fraud or gross moral turpitude, or (vi) continued willful failure to substantially perform assigned duties after notice and opportunity to cure. “Good reason” is generally defined as any of the following after notice and opportunity to cure: (i) the continued breach by us of any material provision of his agreement, (ii) any material adverse change in the status, position or responsibilities of Mr. Calamos, including a change in Mr. Calamos’ reporting relationship, (iii) assignment of duties to Mr. Calamos that are materially inconsistent with his position and responsibilities, (iv) the failure by us to assign his employment agreement to a successor to us, or failure of a successor to us to explicitly assume and agree to be bound by his employment agreement, or (v) delivery of notice to Mr. Calamos of non-renewal of his employment agreement.
     If Mr. Calamos dies or becomes disabled, he or his estate will receive life insurance or disability insurance payments, as applicable, continued health care coverage for 18 months at employee rates (in the case of disability) and any accrued base salary, bonus, vacation and unreimbursed expenses.
     If Mr. Calamos’ employment is terminated in connection with a change in control within two years of a change in control, he will receive the following:
•	any accrued base salary, bonus, vacation and unreimbursed expenses;
•	lump sum payment equal to base salary and bonus for 36 months;
•	24 months health care continuation, and two years of welfare benefits at employee rates; and
•	pro rata bonus for the year in which the termination occurs.
     In general, a “Change in Control” is deemed to have occurred in the event that any person, entity or group (other than an employee benefit plan of the company or the Calamos Principals) shall become the beneficial owner of such number of shares of Class A and/or Class B Common Stock, and/or any other class of stock of the company, then outstanding that is entitled to vote in the election of directors (or is convertible into shares so entitled to vote) as together possess more than fifty percent (50%) of the voting power of all of the then outstanding shares of all such classes of voting stock of the company so entitled to vote.
     In addition, other earned cash or incentive benefits vest and become payable, and equity awards will vest in full, upon such termination. These benefits are subject to Mr. Calamos signing a release of claims against us. Mr. Calamos’ employment agreement also includes a tax gross-up provision if excise taxes are imposed on Mr. Calamos for any amount, right or benefit paid or payable that is deemed to be an excess parachute payment.

     Mr. Calamos has also entered into a non-competition agreement with us, pursuant to which he has agreed that, until three years after the termination of his employment with us for any reason, he will comply with the restrictive covenants described in the Compensation Discussion and Analysis above.
     Nick P. Calamos. We entered into an employment agreement with Nick P. Calamos, effective October 26, 2004. Mr. Calamos serves as our President of Investments and Co-Chief Investment Officer. The terms of Mr. Calamos’ employment agreement, as amended, are substantially similar to the terms in our agreement with John P. Calamos, Sr., including the restrictive covenants, except that Mr. Calamos received a minimum annual base salary of $500,000 and an annual discretionary target bonus of at least 500% of base salary. Mr. Calamos’ annual base salary has since increased to $650,000, with the last increase effective in February 2006. Mr. Calamos voluntarily reduced his annual base salary to $250,000 for 2009, to $325,000 for 2010 and to $550,000 for 2011. Under the agreement it is expected that Mr. Calamos will receive annual equity awards under our incentive compensation plan with a value equal to 350% of his base salary.
     Other Named Executive Officers. We have not entered into an employment agreement with Ms. Wasiak or Messrs. Boyne and Zipfel. As part of their recruitment, we did enter into letter agreements with each executive setting forth the particulars of our employment offer; including salary, position and compensation.
     On March 7, 2011 we announced that Ms. Wasiak would be leaving the company. We entered into a transition agreement with Ms. Wasiak, pursuant to which she agreed to remain employed through April 30, 2011, in return for which she would be entitled to receive a severance payment of $150,000 and a special payment of $290,000.

Potential Payments
     The following table illustrates the incremental dollar amounts which would become payable to or received by the Named Executive Officers currently employed with the company under various post-employment scenarios or a change in control. These amounts reflect certain assumptions made in accordance with the SEC rules applicable to this disclosure. These assumptions are that the termination of employment or change in control occurred on December 31, 2010 and that the value of our common stock on that day was $14.00, the closing price on December 31, 2010, the last trading day of 2010. The amounts set forth below do not include payments and benefits not enhanced as a result of termination of employment or the change in control. These payments and benefits include benefits accrued under our tax-qualified 401(k) plan, accrued vacation pay, health plan continuation and similar amounts paid or made available when employment terminates applicable to our salaried employees generally.

	John P.	Nick P.	James J.	Cristina	Randall T.
	Calamos, Sr.(1)	Calamos	Boyne	Wasiak	Zipfel
Scenario	($)	($)	($)	($)	($)
Voluntary resignation or for “cause” termination	4,617,242	0	0	0	0

Retirement	4,617,242	0	0	0	0

Death(2)	4,617,242	1,087,915	406,489	46,038	317,093

Disability(3)	4,623,926	1,087,915	406,489	46,038	317,093

Termination without “cause” or resignation for “good reason”(4)	7,087,918	1,986,338	0	0	0

Change in control but no termination(5)	4,617,242	3,212,300	334,482	46,038	317,093

Change in control and involuntary termination without “cause” or resignation for “good reason”(6)	25,359,818	18,251,773	406,489	46,038	317,093

(1)	Mr. John P. Calamos, Sr. has reached retirement eligibility, which requires the attainment of age 55 and at least 10 continuous years of service within the Calamos organization. In the event Mr. Calamos were to voluntarily resign, retire or have his position terminated for any reason, all of his awards would continue to vest provided he remains retired from the investment management industry. We have assumed that John P. Calamos, Sr. would remain retired from the investment management industry and the amount shown reflects the value of the RSUs and “in the money” value of the stock options held by Mr. Calamos at December 31, 2010, assuming our stock price would remain constant throughout the vesting period.

(2)	Includes (a) “in the money” value due to accelerated vesting of all or a portion of the stock awards and stock options, based on December 31, 2010 stock value of $14.00 per share, as follows: John P. Calamos, Sr., $4,617,242; Nick P. Calamos, $1,065,144; James J. Boyne, $406,489; Cristina Wasiak, $46,038; and Randal T. Zipfel, $317,093; and (b) health plan continuation benefits for Nick P. Calamos, $22,771.

(3)	Includes (a) “in the money” value due to accelerated vesting of all or a portion of the stock awards and stock options as follows: John P. Calamos, Sr., $4,617,242; Nick P. Calamos, $1,065,144; James J. Boyne, $406,489; Cristina Wasiak, $46,038; and Randall T. Zipfel, $317,093; and (b) health plan continuation benefits as follows: John P. Calamos, Sr., $6,684; and Nick P. Calamos, $27,771.

(4)	Includes (a) cash severance payments as follows: John P. Calamos, Sr., $2,460,000; and Nick P. Calamos, $1,950,000; (b) “in the money” value due to accelerated vesting of all or a portion of the stock awards and stock options for John P. Calamos, Sr., $4,617,242; and (c) health plan continuation benefits as follows: John P. Calamos, Sr., $10,676; and Nick P. Calamos, $36,338.

(5)	Includes (a) “in the money” value due to accelerated vesting for all stock awards and stock options as follows: John P. Calamos, Sr., $4,617,242; Nick P. Calamos, $3,212,300; James J. Boyne, $334,482; Cristina Wasiak, $46,038; and Randall T. Zipfel, $317,093.

(6)	Includes (a) severance payments and excise tax gross-up as follows: John P. Calamos, Sr., $17,220,000 and $13,512,797, respectively; and Nick P. Calamos, $11,700,000 and $3,306,125, respectively; (b) “in the money” value due to accelerated vesting for all stock awards and stock options as follows: John P. Calamos, Sr., $4,617,242; Nick P. Calamos, $3,212,300; James J. Boyne, $406.489; Cristina Wasiak, $46,038; and Randall T. Zipfel, $317,093; and (c) health plan continuation benefits as follows: John P. Calamos, Sr., $9,779; and Nick P. Calamos, $33,348.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The following table sets forth the Class A common stock beneficially owned as of March 31, 2011, by (1) the Calamos Family, which includes Calamos Family Partners, John P. Calamos, Sr., Nick P. Calamos (both of whom are director nominees and Named Executive Officers) and John P. Calamos, Jr., (2) each non-management director, (3) each other Named Executive Officer, (4) each other stockholder known to us to beneficially own more than 5% of our total outstanding Class A common stock and (5) all nominees for directors and executive officers as a group. All of our outstanding Class B common stock is held by Calamos Family Partners.

					Percent of Class A
	Amount of		Percent of		Common Stock
	Beneficial		Class A		Assuming
Name of Beneficial Owner	Ownership**		Common Stock		Exchange(1)
Calamos Family:
Calamos Family Partners	52,610,454	(2)	5.76%		50%
Non-Management Directors:
G. Bradford Bulkley	16,324	(3)	*		*
Mitchell S. Feiger	1,938	(4)	—		—
Richard W. Gilbert	11,247	(3)	*		*
Arthur L. Knight	33,886	(5)	*		*
Other Named Executive Officers:
James J. Boyne	20,470		*		*
Cristina Wasiak	—		—		—
Randall T. Zipfel	18,496	(6)	*		*
Other 5% Beneficial Owners:

BlackRock, Inc.	1,417,993	(7)	7.13	%(7)	1.97%

Total outstanding Class A Shares			20,124,701		71,576,539
All director nominees and executive officers as a group (10 persons)	505,914	(8)	5.24%		73.36%

*	Less than 1%.

**	Unless otherwise indicated, beneficial ownership means the sole power to vote and dispose of shares.

(1)	Assumes the Calamos Interests exchange their ownership in Calamos Holdings and convert their shares of our Class B common stock for shares of our Class A common stock. See footnote 2 below.

(2)	Includes (i) ownership interest in Calamos Holdings and 100 shares of our Class B common stock owned by Calamos Family Partners, exchangeable and convertible, respectively, on demand for our Class A common stock, (ii) ownership interest in Calamos Holdings by John P. Calamos, Sr., exchangeable on demand for our Class A common stock, (iii) 149,022 Class A common shares and 434,882 vested, unexercised options held by John P. Calamos, Sr. and 6,189 Class A common stock held by spouse, (iv) 285,844 Class A common shares and 61,995 vested, unexercised options held by Nick P. Calamos, and (v) 56,029 Class A common shares and 164,655 vested, unexercised options held by John P. Calamos, Jr. The formula for exchanging ownership interest in Calamos Holdings for our Class A common shares is set forth in our Second Amended and Restated Certificate of Incorporation and does not necessarily reflect all inputs used in a fair valuation. For purposes of this beneficial ownership calculation, the exchange is based in part on the NASDAQ Global Select Market closing price of $16.59 for our Class A common stock on March 31, 2011 and an estimated fair market valuation by management of our net assets other than our ownership interest in Calamos Holdings. It is critical to note that this formula does not incorporate certain economic factors and as such, in the case of an actual exchange, we anticipate the majority of our independent directors determining the fair market value of a share of our Class A common stock as well as the fair market value of our net assets other than our ownership interest in Calamos Holdings. For example, discounts and/or premiums for control and marketability as well as a different discount rate for future cash flows may be applied. Therefore, the directors’ valuation may result in the actual number of shares being materially different from the shares presented herein. Further, based upon currently available information, we believe it is extremely remote that any exchange would transpire without a fair market valuation of our net assets other than our ownership interest in Calamos Holdings. Also, pursuant to our Second Amended and Restated Certificate of Incorporation, Calamos Family Partners, as a holder of shares of Class B common stock, is entitled to a number of votes per share equal to ten (10) multiplied by the sum of (A) the aggregate number of shares of Class B common stock held, and (B) (I) the product of (x) the ownership interest held in Calamos Holdings LLC by such holder, taken to eight decimal places, and (y) 100,000,000, divided by (II) the number of shares of Class B common stock held. Calamos Family Partners’ interest represents approximately 97% of the votes of the holders of the common stock of the company. John P. Calamos, Sr., Nick P. Calamos and John P. Calamos, Jr. own and serve as directors of Calamos Family Partners. John P. Calamos, Sr. has a controlling interest in Calamos Family Partners and is deemed to beneficially own all of Calamos Family Partner’s interest in Calamos Holdings and all 100 shares of our Class B common stock. The mailing address for each of Calamos Family Partners, John P. Calamos, Sr., Nick P. Calamos and John P. Calamos, Jr. is c/o Calamos Asset Management, Inc., 2020 Calamos Court, Naperville, Illinois 60563.

(3)	Includes 9,309 vested, unexercised options.

(4)	Includes 1,451 vested, unexercised options.

(5)	Includes 10,982 vested, unexercised options.

(6)	Includes 2,616 vested, unexercised options.

(7)	Based on information disclosed in a Schedule 13G/A filed by BlackRock, Inc. with the SEC on February 3, 2011. BlackRock, Inc.’s mailing address is 40 East 52nd Street, New York, New York 10022.

(8)	With the exception of John P. Calamos, Jr., includes the holdings described in footnote 2 above, 523,532 Class A common shares and 530,544 vested, unexercised options of other executive officers.
     See Item 5, Part II of the company’s original Form 10-K for the year ended December 31, 2010 filed with the Commission on March 4, 2011 for information concerning the securities authorized for issuance under equity compensation plans.
Item 13. Certain Relationships and Related Transactions, and Director Independence
TRANSACTIONS WITH RELATED PERSONS AND CERTAIN CONTROL PERSONS
Conflict of Interests Policy
     As required under the NASDAQ rules and pursuant to our Conflict of Interests Policy in our second amended and restated certificate of incorporation, related party transactions shall be reviewed and approved by our independent directors or independent stockholders. Our Conflict of Interests Policy also allows related party transactions to be effected pursuant to guidelines approved in good faith by our independent directors or stockholders. The independent directors or independent stockholders must act in good faith and the material facts as to the relationship or interest and as to the transaction must be disclosed or known to them. Approval of a transaction requires the affirmative vote of a majority of the independent directors or voting power held by the independent stockholders.
     For more information and to review our Conflict of Interests Policy as adopted, please see Article X of our second amended and restated certificate of incorporation which was Exhibit 3(i) to the company’s Annual Report on Form 10-K filed with the SEC on March 4, 2011.
     Since the adoption of our Conflicts of Interests Policy, all related party transactions have been presented to the audit committee of the board of directors for review and approval.
Management Services and Resources Agreements
     Calamos Family Partners and Calamos Property Holdings (each of which are owned by the Calamos Principals and family affiliates) have entered into a Management Services and Resources Agreement with the company. Dragon Leasing Corporation (which is solely owned by John P. Calamos, Sr.) has entered into a Management Services Agreement with us as well. Pursuant to these agreements, as amended, the parties provide to each other certain services and resources, including furnishing office space and equipment, providing insurance coverage, overseeing the administration of their businesses and providing personnel to perform certain management and administrative services. The agreements each have a term of one year and are renewable annually. The agreements are terminable on 30 days notice by either party. In the agreements, each party has agreed to indemnify the other for any damages suffered as a result of the indemnifying party’s breach of the contract, negligence, willful misconduct or reckless disregard of its duties. In accordance with the terms of the agreements, the parties have agreed to pay each other an amount equal to the Direct Cost (as defined below) paid or incurred plus an expense allocation component for indirect expenses such as employee compensation and benefits. “Direct Cost” means, with respect to each service or resource provided, the direct out-of-pocket expenses paid to or incurred with third parties in connection with providing such service or resource, including, without limitation, shipping, handling, travel expenses, payments to third parties (including, without limitation, all professional fees), printing and postage. For the year ended December 31, 2010, management services expenses allocated from the company to Calamos Family Partners, Calamos Property Holdings and Dragon Leasing Corporation were $369,000, $746,000 and $40,000 respectively. Calamos Property Holdings allocated $173,000 of management services expenses to the company during 2010.
Registration Rights Agreement
     In connection with our initial public offering, we entered into an agreement with Calamos Family Partners and John P. Calamos, Sr. that grants registration rights with respect to shares of our Class A common stock (which we refer to as registrable securities) issuable or issued upon conversion of shares of our Class B common stock or in exchange for ownership in Calamos Holdings.
     The registration rights agreement provides that Calamos Family Partners and John P. Calamos, Sr. and their assigns are entitled to unlimited “piggyback” registration rights, meaning they can include their registrable securities in registration statements filed by us for our own account or for one or more of our stockholders. Calamos Family Partners and John P. Calamos, Sr. and their assigns will also be entitled to, on 15 occasions, “demand” that we register registrable securities held by them at any time, provided that the aggregate number of registrable securities subject to each demand constitutes at least 5% of the registrable securities on the date of the registration rights agreement or has an aggregate minimum market value of at least $85 million. By using two demands, Calamos Family Partners and John P. Calamos, Sr. and their assigns may require that the registration statement be in an appropriate form under the Securities Act of 1933 (a shelf registration statement) relating to any of the registrable securities in accordance with the methods and distributions set forth in the shelf registration statement and under Rule 415 under the Securities Act of 1933. Notwithstanding the foregoing, we will not be required to prepare and file more than two registration statements in any 12-month period pursuant to such demands. We have agreed to pay the costs associated with all such registrations.
     The registration rights agreement will remain in effect as long as there are outstanding registrable securities or securities of Calamos Asset Management or Calamos Holdings that are convertible into or exchangeable for registrable securities.
Tax Indemnity Agreement
     Calamos Family Partners has entered into an agreement with Calamos Asset Management and Calamos Holdings in order to address certain matters among themselves in respect of the allocation of taxable income and liability for taxes. Under the terms of this agreement, Calamos Family Partners will generally indemnify us for any income taxes (including any interest and penalties on any such income taxes) related to Calamos Family Partners, Inc., Calamos Asset Management (Illinois), Calamos Financial Services, Inc., and Calamos Property Management, Inc. incurred before the initial public offering closing. This indemnification will also cover any income taxes (including any interest and penalties on any such income taxes) incurred upon the conversion of Calamos Family Partners, Calamos Asset Management (Illinois), Calamos Financial Services, Inc., and Calamos Property Management, Inc. into, respectively, Calamos Partners LLC, Calamos Advisors LLC, Calamos Financial Services LLC and Calamos Property Management LLC. The terms of the Tax Indemnity Agreement will survive until the expiration of the applicable statute of limitations. The Tax Indemnity Agreement contains provisions that allow Calamos Family Partners to control the proceedings of any tax audits and tax controversies that relate to periods prior to the closing of the initial public offering. The Tax Indemnity Agreement also requires cooperation on a going-forward basis among the parties.

Contribution Agreement
     In connection with the company’s reorganization, Calamos Family Partners entered into a contribution agreement with Calamos Holdings on October 15, 2004, whereby Calamos Family Partners contributed all of its assets and liabilities, including all of the equity interests in its four wholly owned subsidiaries, to Calamos Holdings. In exchange for contributing its assets and liabilities to Calamos Holdings, Calamos Family Partners received 100% of the membership units in Calamos Holdings. The agreement provides that Calamos Holdings will indemnify Calamos Family Partners and its employees, officers and directors for any losses they may suffer or incur arising out of Calamos Family Partners’ ownership of the contributed assets and liabilities or the conduct of the business prior to the date of the agreement (other than losses which Calamos Family Partners is agreeing to indemnify Calamos Asset Management and Calamos Holdings for under the Tax Indemnity Agreement).
Leases of Corporate Headquarters
     In October 2004, Calamos Holdings entered into a 20-year lease with 2020 Calamos Court LLC, a subsidiary of Calamos Property Holdings, with respect to the current corporate headquarters constructed for the company’s occupancy. Rent under the lease commenced in April 2005 and will end on May 31, 2025. Annual base rent payments were approximately $3,300,000 for the year ended December 31, 2010 and will increase 3% annually for the remaining term of the lease. Calamos Holdings may not terminate the lease unless a casualty, condemnation or material temporary taking affects all or a substantial portion of the leased premises. 2020 Calamos Court LLC may terminate the lease only upon specified events of default, which are subject to applicable grace periods.
     Calamos Holdings has been a party to a lease with 1111 Warrenville Road LLC, a subsidiary of Calamos Property Holdings. In January 2011, Calamos Holdings and 1111 Warrenville Road LLC amended the lease in order to extend the term for two years with automatic one year renewals and to increase the base rent accordingly. Rent under the lease commenced in August 2005 and will end December 31, 2012. Annual base rent payments were approximately $851,000 for the year ended December 31, 2010 and will increase 3% annually.
     In July 2005, Calamos Holdings entered into an agreement with Primacy Business Center LLC, a subsidiary of Calamos Family Partners, where office space is subleased to Primacy Business Center. During 2010, Calamos Holdings recognized sublease rental income of $558,000. The parties entered into a new sublease agreement effective January 1, 2011 with an annual gross rent of $266,787. The lease shall expire on December 31, 2011 subject to automatic one year renewals.
     In August 2005, Calamos Holdings entered into a 20-year lease with 2020 Calamos Court Annex LLC, a subsidiary of Calamos Property Holdings, with respect to the employee dining facility in the company’s corporate headquarters. Rent under the lease commenced in December 2005 and will end on May 31, 2025. Annual base rent and operating expenses were approximately $310,000 for the year ended December 31, 2010 and will increase 3% annually.
     In November 2007, Calamos Holdings entered into a seven and one-half year lease with CityGate Centre I LLC, a subsidiary of Calamos Property Holdings, with respect to office space for the company. Rent under the lease commenced in May 2008 and will end on April 30, 2015. Annual base rent and operating expenses are approximately $862,000 for the year ended December 31, 2010 and will increase 2.5% annually. Calamos Holdings has been granted two options to extend the term of the lease for five years each, and has a right of first offer to lease additional contiguous space in the building.

Lunch and Catering Agreement
     Calamos Holdings entered into a Lunch and Catering Agreement dated February 13, 2006 with CF Restaurant Enterprises LLC, a subsidiary of Calamos Family Partners, where CF Restaurant Enterprises provides lunch food service to Calamos Holdings through an independent manager at fixed prices in accordance with a pre-approved menu. Calamos Holdings guaranteed a certain minimum amount of revenue each business day ($2,750/day) and CF Restaurant Enterprises agreed that certain quantities and combinations of food and beverage will be available at a predetermined price. During 2010, Calamos Holdings incurred expenses of $823,000 related to this agreement. The parties entered into an Amended and Restated Lunch and Catering Agreement in January 2011 in which the guaranteed minimum increased to $3,120 per day.
Employment Arrangements
     Effective October 26, 2004, we entered into an employment agreement with John P. Calamos, Jr., the son of John P. Calamos, Sr. Mr. Calamos serves as our Senior Vice President, Portfolio Manager. On January 1, 2006, and on each subsequent January 1, Mr. Calamos’ agreement renewed or will renew for a new three-year term, unless notice of non-renewal is given by the company or Mr. Calamos prior to any such January 1. Under the agreement, Mr. Calamos received an initial base salary of $400,000, an annual discretionary target bonus of 300% of base salary and annual equity awards with a value equal to 225% of his base salary. Mr. Calamos’ annual base salary has since increased to $525,000, with the last increase being effective in February 2007. However, as part of our continuing cost containment initiatives, Mr. Calamos voluntarily reduced his annual base salary for 2010 and 2011 to $275,000. Mr. Calamos’ total compensation for 2010 was $1,862,239.
     Kenneth Witkowski, the step-son of John P. Calamos, Sr., serves as our Vice President and Director of Security and Business Continuity. Mr. Witkowski’s total compensation for 2010 was $251,173.
     See “Director Independence” under Item 10 herein for information concerning the independence of certain members of our board of directors.
Item 14. Principal Accountant Fees and Services
Fees Paid to Independent Registered Public Accounting Firm
     The following tables set forth the approximate aggregate fees for fiscal years ended December 31, 2010 and 2009 for services rendered by McGladrey & Pullen, LLP and KPMG LLP.

	McGladrey & Pullen, LLP
	Audit Fees
	Fiscal Years Ended
	December 31,
	2010	2009
Audit fees	$412,296	$336,404
Audit-related fees(1)	19,621	22,569
Tax fees	—	—
All other fees	—	—

Total fees	$431,917	$358,973

(1)	Audit services performed for benefit plan audit.

	KPMG LLP Audit Fees
	Fiscal Years Ended
	December 31,
	2010	2009
Audit fees	—	$158,471
Audit-related fees(1)	6,000	8,000
Tax fees	—	—
All other fees	—	—

Total fees	$6,000	$166,471

(1)	Audit services performed for a consent.
Pre-Approval Process
     The full audit committee pre-approves all audit and permissible non-audit services to be provided by the independent auditors, subject to de minimis exceptions contained in the Exchange Act. The audit committee has not adopted pre-approval policies and procedures delegating this responsibility to particular committee members, although it may in the future.
PART IV
Item 15. Exhibits and Financial Statement Schedules

Exhibit
Number	Description of Exhibit

3(i)	Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3(i) to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2009).

3(ii)	Second Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3(ii) to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2009).

4.1	Stockholders’ Agreement among John P. Calamos, Sr., Nick P. Calamos and John P. Calamos, Jr., certain trusts controlled by them, Calamos Family Partners, Inc. and the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 3, 2004).

4.2	Registration Rights Agreement between Calamos Family Partners, Inc., John P. Calamos, Sr. and the Registrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 3, 2004).

4.3	Note Purchase Agreement, dated as of July 13, 2007, by and among Calamos Holdings LLC and various institutional investors (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2007).

Exhibit
Number	Description of Exhibit

4.4	Waiver and First Amendment to 2007 Note Purchase Agreement, dated as of December 22, 2008, between Calamos Holdings LLC and various institutional investors (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2008).

4.5	Note Purchase Agreement, dated as of April 29, 2004, between Calamos Holdings LLC and various institutional investors (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2008).

4.6	Amendment No. 1 to Note Purchase Agreement dated as of October 15, 2004 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2008).

4.7	Waiver and Second Amendment to 2004 Note Purchase Agreement, dated as of December 22, 2008, between Calamos Holdings LLC and various institutional investors (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2008).

10.1	Employment Agreement between the Registrant and John P. Calamos, Sr. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 3, 2004).

10.2	Employment Agreement between the Registrant and Nick P. Calamos (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 3, 2004).

10.3	Amendment Number 1 to Employment Agreement between the Registrant and Nick P. Calamos (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2007).

10.4	Omnibus Amendment Relating to Code Section 409A (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2009).

10.5	Calamos Asset Management, Inc. Incentive Compensation Plan as amended effective May 22, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 27, 2009).

10.6	Form of Equity Award Statement (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2009).

10.7	Form of Non-Employee Equity Award Statement (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2009).

Exhibit
Number	Description of Exhibit

10.8	Contribution Agreement between the Registrant and Calamos Holdings LLC (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 3, 2004).

10.9	Tax Indemnity Agreement among the Registrant, Calamos Family Partners, Inc. and Calamos Holdings LLC (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 3, 2004).

10.10	Fourth Amended and Restated Limited Liability Company Agreement of Calamos Holdings LLC by and among Calamos Family Partners, Inc., John P. Calamos, Sr. and the Registrant (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2010).

10.11	Management Services and Resources Agreement by and among the Registrant, Calamos Family Partners, Inc. and Calamos Property Holdings LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2007).

10.12	Lease Agreement between 2020 Calamos Court LLC and Calamos Holdings LLC (formerly with Calamos Holdings, Inc. (incorporated by reference to Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 2005).

10.13	Lease Agreement between CityGate Centre I LLC and Calamos Holdings LLC (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2007).

21.1	Subsidiaries of the Company.*

23.1	Consent of Independent Registered Public Accounting Firm, McGladrey & Pullen, LLP.*

23.2	Consent of Independent Registered Public Accounting Firm, KPMG LLP.*

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).**

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).**

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*

*	Previously filed as an exhibit to the Registrant’s Form 10-K for the year ended December 31, 2010 (“Original Form 10-K”).

**	The Registrant’s original certifications pursuant to Rule 13a-14(a) have been filed with the Original Form 10-K. The certifications filed with this amendment are limited to the matters addressed therein.
     Upon written request by a stockholder to our Secretary at 2020 Calamos Court, Naperville, Illinois 60563, any exhibit shall be available at a reasonable charge (which will be limited to our reasonable expenses in furnishing such exhibits).

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 25, 2011.

CALAMOS ASSET MANAGEMENT, INC.
By:	/s/ Cristina Wasiak
Name:	Cristina Wasiak
Title:	Senior Vice President, Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).