Form 10-Q
period 2011-03-31
Calamos Asset Management, Inc. /DE/
filed 2011-05-10
CIK 1299033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
At April 30, 2011, the company had 20,124,701 shares of Class A common stock and 100 shares of Class B common stock outstanding.

Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits
EX-10.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share data)

	March 31,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$78,540	$82,870
Receivables:
Affiliates and affiliated funds	21,316	19,320
Customers	11,195	10,351
Investment securities	349,151	314,215
Derivative assets	1,952	4,026
Partnership investments, net	22,678	41,678
Prepaid expenses	4,504	3,087
Deferred tax assets, net	9,410	8,757
Other current assets	2,023	1,481

Total current assets	500,769	485,785

Non-current assets:
Deferred tax assets, net	63,598	66,960
Deferred sales commissions	8,017	8,515
Property and equipment, net of accumulated depreciation ($48,661 at March 31, 2011 and $47,512 at December 31, 2010)	25,921	26,745
Other non-current assets	1,174	1,241

Total non-current assets	98,710	103,461

Total assets	$599,479	$589,246

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current liabilities:
Distribution fees payable	$17,011	$16,560
Accrued compensation and benefits	8,769	21,411
Current portion of long-term debt	32,885	32,885
Loans payable	6,875	—
Interest payable	1,972	3,026
Derivative liabilities	571	5,918
Accrued expenses and other current liabilities	5,348	3,906

Total current liabilities	73,431	83,706

Long-term liabilities:
Long-term debt	92,115	92,115
Deferred rent	9,465	9,456
Other long-term liabilities	428	577

Total long-term liabilities	102,008	102,148

Total liabilities	175,439	185,854

STOCKHOLDERS’ EQUITY
Class A Common Stock, $0.01 par value; authorized 600,000,000 shares; 24,124,701 shares issued and 20,124,701 shares outstanding at March 31, 2011; 23,942,317 shares issued and 19,942,317 shares outstanding at December 31, 2010	241	239
Class B Common Stock, $0.01 par value; authorized 1,000 shares; 100 shares issued and outstanding at March 31, 2011 and December 31, 2010	0	0
Additional paid-in capital	212,914	212,256
Retained earnings	62,590	59,895
Accumulated other comprehensive income	7,796	5,841
Treasury stock at cost; 4,000,000 shares at March 31, 2011 and December 31, 2010	(95,215)	(95,215)

Calamos Asset Management, Inc. stockholders’ equity	188,326	183,016

Non-controlling interest in Calamos Holdings LLC (Calamos Interests)	235,714	218,679
Non-controlling interest in partnership investments	—	1,697

Total non-controlling interest	235,714	220,376

Total stockholders’ equity	424,040	403,392

Total liabilities and stockholders’ equity	$599,479	$589,246

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2011 and 2010
(in thousands, except share data)
(unaudited)

	2011	2010
REVENUES
Investment management fees	$67,608	$58,570
Distribution and underwriting fees	22,112	21,835
Other	828	725

Total revenues	90,548	81,130

EXPENSES
Employee compensation and benefits	20,632	20,132
Distribution expenses	18,233	16,790
Amortization of deferred sales commissions	1,748	2,566
Marketing and sales promotion	3,439	2,732
General and administrative	9,181	8,392

Total operating expenses	53,233	50,612

Operating income	37,315	30,518

NON-OPERATING INCOME
Net interest expense	(1,895)	(1,844)
Investment and other income (loss)	(1,627)	8,753

Total non-operating income (loss)	(3,522)	6,909

Income before income tax provision	33,793	37,427
Income tax provision	2,907	3,222

Net income	30,886	34,205
Net income attributable to non-controlling interest in Calamos Holdings LLC (Calamos Interests)	(26,249)	(29,387)
Net income attributable to non-controlling interest in partnership investments	(5)	(7)

Net income attributable to Calamos Asset Management, Inc.	$4,632	$4,811

Earnings per share:
Basic	$0.23	$0.24

Diluted	$0.23	$0.24

Weighted average shares outstanding:
Basic	20,035,394	19,820,744

Diluted	20,478,456	20,122,940

Cash dividends per share	$0.095	$0.075

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2011
(in thousands)
(unaudited)

						Non-
						controlling
						interest in
	CALAMOS ASSET MANAGEMENT, INC. STOCKHOLDERS					Calamos	Non-
				Accumulated		Holdings	controlling
		Additional		Other		LLC	interest in
	Common	Paid-in	Retained	Comprehensive	Treasury	(Calamos	partnership
	Stock	Capital	Earnings	Income	Stock	Interests)	investments	Total
Balance at Dec. 31, 2010	$239	$212,256	$59,895	$5,841	$(95,215)	$218,679	$1,697	$403,392

Net income	—	—	4,632	—	—	26,249	5	30,886

Changes in unrealized gains on available-for- sale securities, net of income taxes	—	—	—	2,112	—	12,148	—	14,260
Reclassification adjustment for realized gains on available-for-sale securities included in income, net of income taxes	—	—	—	(228)	—	(1,301)	—	(1,529)

Total comprehensive income								43,617
Issuance of common stock (182,384 Class A common shares)	2	(2)	—	—	—	—	—	—
Cumulative impact of changes in ownership of Calamos Holdings LLC	—	250	(3)	71	—	(1,344)	—	(1,026)
Compensation expense recognized under stock incentive plans	—	410	—	—	—	1,470	—	1,880
Dividend equivalent accrued under stock incentive plans	—	—	(22)	—	—	(77)	—	(99)
Liquidation of Calamos Market Neutral Opportunities Fund LP	—	—	—	—	—	—	(1,702)	(1,702)
Distribution to non-controlling interests	—	—	—	—	—	(20,110)	—	(20,110)
Dividends declared	—	—	(1,912)	—	—	—	—	(1,912)

Balance at March 31, 2011	$241	$212,914	$62,590	$7,796	$(95,215)	$235,714	$—	$424,040

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2011 and 2010
(in thousands)
(unaudited)

	2011	2010

Cash and cash equivalents at beginning of period	$82,870	$145,431

Cash flows from operating activities:
Net income	30,886	34,205
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	1,748	2,566
Other depreciation and amortization	1,480	2,457
Deferred rent	9	33
Change in unrealized appreciation on CFS securities, derivative assets, derivative liabilities and partnership investments, net	(3,274)	(601)
Net realized (gain) loss on sale of investment securities, derivative assets and derivative liabilities	5,769	(7,104)
Deferred taxes	1,565	1,995
Stock based compensation	1,880	2,381
Employee taxes paid on vesting under stock incentive plans	(1,031)	(1,017)
Increase in assets:
Receivables:
Affiliates and affiliated funds, net	(1,996)	(1,245)
Customers	(844)	(583)
Deferred sales commissions	(1,250)	(1,802)
Other assets	(1,922)	(687)
Increase (decrease) in liabilities:
Distribution fees payable	451	858
Accrued compensation and benefits	(12,642)	(9,140)
Accrued expenses and other liabilities	137	(1,433)

Net cash provided by operating activities	20,966	20,883

Cash flows used in investing activities:
Net additions to property and equipment	(626)	(261)
Purchase of investment securities	(30,823)	(119,657)
Proceeds from sale of investment securities	12,106	93,855
Net purchases of derivatives	(9,381)	(4,097)
Net changes in partnership investments	18,571	(95)

Net cash used in investing activities	(10,153)	(30,255)

Cash flows used in financing activities:
Net proceeds from margin loans	6,875	—
Deferred tax benefit on vesting under stock incentive plans	4	57
Distributions paid to non-controlling interests	(20,110)	(19,633)
Cash dividends paid to common stockholders	(1,912)	(1,481)

Net cash used in financing activities	(15,143)	(21,057)

Net decrease in cash	(4,330)	(30,429)

Cash and cash equivalents at end of period	$78,540	$115,002

Supplemental disclosure of cash flow information:
Cash paid for:
Income taxes, net	$1,266	$1,050

Interest	$2,977	$2,977

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(1) Organization and Description of Business
Calamos Asset Management, Inc. (CAM) is a holding company and as of March 31, 2011 owned 21.9% of Calamos Holdings LLC (Holdings), an intermediate holding company. CAM, together with Holdings and Holdings’ subsidiaries (the Company), operates the investment advisory and distribution services businesses reported within these consolidated financial statements. CAM operates and controls all of the business and affairs of Holdings and, as a result of this control, consolidates the financial results of Holdings with its own financial results. The remaining 78.1% ownership interest in Holdings is held by Calamos Family Partners, Inc. (CFP) and John P. Calamos, Sr. (collectively Calamos Interests), which interest in accordance with applicable rules, is reflected and referred to within these consolidated financial statements as “non-controlling interests in Calamos Holdings LLC”. As shown in the diagram below, CFP also owns all of CAM’s outstanding Class B common stock, which represents 97.5% of the combined voting power of all classes of CAM’s voting stock. The graphic below illustrates our organizational and ownership structure as of March 31, 2011:

(1)	Represents combined economic interest of Calamos Family Partners, Inc. and John P. Calamos, Sr. who is also a member of Calamos Holdings LLC.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The Company primarily provides investment advisory services to individuals and institutional investors through a series of investment products that include open-end mutual funds, closed-end funds, separate accounts, offshore funds and partnerships. Collectively, we transact business under the group trade name Calamos Investments. The subsidiaries through which the Company provides these services include: Calamos Advisors LLC (CAL), a Delaware limited liability company and registered investment advisor; Calamos Financial Services LLC (CFS), a Delaware limited liability company and registered broker-dealer; Calamos Partners LLC (CPL), a Delaware limited liability company and registered investment advisor; and Calamos Wealth Management LLC, a Delaware limited liability company and registered investment advisor; and Calamos International LLP, a United Kingdom limited liability partnership, registered investment advisor with the Financial Services Authority and a distributor of the Offshore Funds and Company products globally.
(2) Basis of Presentation
The consolidated financial statements as of March 31, 2011 and for the three months ended March 31, 2011 and 2010 have not been audited by the Company’s independent registered public accounting firm. In the opinion of management, these statements contain all adjustments, including those of a normal recurring nature, necessary for fair presentation of the financial condition and results of operations. The results for the interim periods presented are not necessarily indicative of the results to be obtained for a full fiscal year. Certain amounts for the prior year have been reclassified to conform to the current year’s presentation. This Form 10-Q filing should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
The Calamos Interests combined 78.1% and 78.3% interest in Holdings at March 31, 2011 and 2010, respectively, is represented as non-controlling interest in Calamos Holdings LLC in the Company’s financial statements. Non-controlling interest in Calamos Holdings LLC is derived by multiplying the historical equity of Holdings by the Calamos Interests’ aggregate ownership percentage for the periods presented. Issuances and repurchases of CAM’s common stock may result in changes to CAM’s ownership percentage and to the non-controlling interests’ ownership percentage of Holdings. The Company’s corresponding changes to stockholders’ equity are reflected in the consolidated statement of changes in stockholders’ equity. Income is allocated to non-controlling interests based on the average ownership interest during the period in which the income is earned.
CPL, a subsidiary of Holdings, was the general partner of Calamos Market Neutral Opportunities Fund LP (the Partnership) a private investment partnership that was primarily comprised of highly liquid marketable securities. During the first quarter of 2011 the Partnership was liquidated. Prior to its liquidation, substantially all the activities of the Partnership were conducted on behalf of the Company and its related parties; therefore, the Company consolidated the financial results of the Partnership into its results.
For the periods presented prior to the liquidation of the Partnership, the assets and liabilities of the Partnership are presented on a net basis as partnership investments in the consolidated statements of financial condition, the net income is included in investment and other income in the consolidated statements of operations, and the change in partnership investments is included in the net changes in partnership investments in the consolidated statements of cash flows.
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

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(3) Investment Securities
The following table provides a summary of investment securities owned as of March 31, 2011 and December 31, 2010. As a registered broker-dealer, Calamos Financial Services LLC is required to carry all investment securities it owns (CFS Securities) at fair value and record all changes in fair value in current earnings. As such, unrealized gains and losses on CFS Securities, as well as realized gains and losses on all investment securities, are included in investment and other income (loss) in the consolidated statements of operations.

	March 31, 2011
		Unrealized	Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value

Available-for-sale securities:
Mutual Funds
Equity	$154,996	$42,843	$(1)	$197,838
Fixed income	84,460	475	(110)	84,825
Low-volatility equity	45,185	15,261	—	60,446
Other	1,602	75	(202)	1,475

Total available-for-sale securities	$286,243	$58,654	$(313)	$344,584

CFS securities:
Mutual Funds
Equity	$3,004	$1,426	$—	$4,430
Common Stock	56	81	—	137

Total CFS securities	$3,060	$1,507	$—	$4,567

Total investment securities				$349,151

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	December 31, 2010
		Unrealized	Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value

Available-for-sale securities:
Mutual Funds
Equity	$129,280	$32,483	$(3)	$161,760
Fixed income	89,712	18	(425)	89,305
Low-volatility equity	45,219	12,580	(1)	57,798
Other	1,579	51	(242)	1,388

Total available-for-sale securities	$265,790	$45,132	$(671)	$310,251

CFS securities:
Mutual Funds
Equity	$3,004	$834	$—	$3,838
Common Stock	56	70	—	126

Total CFS securities	$3,060	$904	$—	$3,964

Total investment securities				$314,215

Of the $349.0 million and $314.1 million investments in mutual funds at March 31, 2011 and December 31, 2010, respectively, $304.8 million and $270.9 million were invested in affiliated mutual funds.
The aggregate fair value of available-for-sale investment securities that were in an unrealized loss position at March 31, 2011 and December 31, 2010 was $30.7 million and $83.1 million, respectively. The cumulative losses on securities that had been in a continuous loss position for 12 months or longer were immaterial as of the end of each reporting period.
At March 31, 2011 and December 31, 2010, the Company believes that the unrealized losses attributed to its mutual fund investments are only temporary in nature, as these losses are a result of short-term declines in the net asset value of the funds. Additionally, unrealized losses exist for only a small portion of the overall available-for-sale investment securities. Further, the Company has the intent and ability to hold these securities for a period of time sufficient to allow for recovery of the market value.
The table below summarizes information on available-for-sale securities as well as unrealized gains (losses) on CFS Securities for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
(in thousands)	2011	2010

Available-for-sale securities:
Proceeds from sale	$12,106	$93,855

Gross realized gains on sales	1,737	10,229

Unrealized gains	15,544	5,308

Net gains reclassified out of accumulated other comprehensive income to earnings	1,665	8,638

CFS securities:
Unrealized gains	603	581

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(4) Derivative Assets and Liabilities
In order to reduce the volatility in fair value of the Calamos corporate investment portfolio, the Company uses exchange traded equity option contracts as an economic hedge against price changes in its investment securities portfolio. The Company’s investment securities, totaling $349.2 million at March 31, 2011, consists primarily of positions in several Calamos equity, fixed income and low-volatility equity mutual funds. The equity price risk in the investment portfolio is hedged using exchange-traded put and call option contracts on several major equity market indices that correlate most closely with the change in value of the portfolio being hedged. The use of both purchased put and sold call options is part of a single strategy to minimize downside risk in the hedged portfolio, while participating in a portion of the upside of a market rally. The Company may adjust its hedge position in response to movement and volatility in prices and changes in the composition of the hedged portfolio, but generally is not actively buying and selling contracts.
The fair value of purchased puts and sold call contracts are reported in derivative assets and derivative liabilities, respectively, in the consolidated statements of financial condition. Net gains and losses on these contracts are reported in investment and other income in the consolidated statements of operations with net losses of $6.1 million and $3.8 million for the three months ended March 31, 2011 and 2010, respectively. The Company is using these derivatives for risk management purposes but has not designated the contracts as hedges for accounting purposes.
(5) Partnership Investments
Presented below are the underlying assets and liabilities of the partnerships that the Company reports on a net basis and the investments accounted for under the equity method. These investments are presented as partnership investments, net in its consolidated statements of financial condition as of March 31, 2011 and December 31, 2010.

	March 31,	December 31,
(in thousands)	2011	2010
Calamos Market Neutral Opportunities Fund LP:
Deposits with broker	$—	$11,128
Securities owned	—	16,365
Securities sold but not yet purchased	—	(7,175)
Accrued expenses and other current liabilities	—	(62)
Other current assets	—	69

Calamos Market Neutral Opportunities Fund LP, net	—	20,325

Investment in other partnerships	22,678	21,353

Partnership investments, net	$22,678	$41,678

During the first quarter of 2011, the Company liquidated the Partnership for total proceeds of $18.6 million and realized capital gains of $1.4 million, net of non-controlling interests. At December 31, 2010, the Company had a net interest of $18.6 million (91.6%) in the Partnership. At December 31, 2010, the non-controlling interests of the Partnership totaled $1.7 million (8.4%) and are presented in the consolidated statements of financial condition as non-controlling interest in partnership investments.
As of March 31, 2011 and December 31, 2010, the Company held a non-controlling interest in certain other partnership investments and accounted for these investments using the equity method. These investments are presented collectively as investments in other partnerships in the table above.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(6) Fair Value Measurements
The Company utilizes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows: Level 1 — observable inputs such as quoted prices in active markets; Level 2 — inputs, other than the quoted prices in active markets, that are observable either directly or indirectly (including quoted prices of similar securities, interest rates, credit risk, etc.); and Level 3 — unobservable inputs in which there is little or no market data, and require the reporting entity to develop its own assumptions. For each period presented, the Company did not have any positions in Level 3 securities and did not have any transfers between the levels.
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
The following tables provide the hierarchy of inputs used to derive the fair value of the Company’s investment securities, derivative assets and liabilities, securities and derivatives owned and securities sold but not yet purchased by the Partnership and derivative liabilities of the Partnership as of March 31, 2011 and December 31, 2010, respectively. Foreign currency contracts are presented on a net basis where the right of offset exists, and no impact of these positions exists for either period presented.

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other
		Identical Assets	Observable
(in thousands)	March 31,	and Liabilities	Inputs
Description	2011	(Level 1)	(Level 2)

Cash and cash equivalents
Money market funds	$33,982	$33,982	$—

Investment securities (Note 3)
Mutual Funds
Equity	202,268	202,268	—
Fixed income	84,825	84,825	—
Low-volatility equity	60,446	60,446	—
Other	1,475	1,475	—

Total mutual funds	349,014	349,014	—

Common stock	137	137	—

	349,151	349,151	—

Derivative assets (Note 4)
Exchange-traded put option contracts	1,952	1,952	—

Derivative liabilities (Note 4)
Exchange-traded call option contracts	(571)	(571)	—

Total	$384,514	$384,514	$—

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other
		Identical Assets	Observable
(in thousands)	December 31,	and Liabilities	Inputs
Description	2010	(Level 1)	(Level 2)

Cash and cash equivalents
Money market funds	$35,392	$35,392	$—

Investment securities (Note 3)
Mutual Funds
Equity	165,598	165,598	—
Fixed income	89,305	89,305	—
Low-volatility equity	57,798	57,798	—
Other	1,388	1,388	—

Total mutual funds	314,089	314,089	—

Common stock	126	126	—

	314,215	314,215	—

Derivative assets (Note 4)
Exchange-traded put option contracts	4,026	4,026	—

Derivative liabilities (Note 4)
Exchange-traded call option contracts	(5,918)	(5,918)	—

Securities and derivatives owned by the Partnership (Note 5)
Convertible bonds	16,140	—	16,140
Purchased options	145	145	—
Common stocks	80	80	—

	16,365	225	16,140
Securities sold but not yet purchased of the Partnership (Note 5)
Common stocks	(7,165)	(7,165)	—
Exchange-traded call option contracts	(10)	(10)	—

	(7,175)	(7,175)	—

Total	$356,905	$340,765	$16,140

(7) Fair Value of Financial Instruments
The fair value of long-term debt, which has a carrying value of $125 million, was approximately $139.3 million at March 31, 2011. Fair value estimates are calculated using discounted cash flows based on the Company’s incremental borrowing rates for the debt and market prices for similar bonds at the measurement date. This method of assessing fair value may differ from the actual amount realized.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The carrying value of all other financial instruments approximates fair value due to the short maturities of these financial instruments.
(8) Loans Payable
The Company utilizes margin loans for the settlement of call options, as well as an additional source of liquidity. The interest rate charged on the margin loans at March 31, 2011 was 2.5% per annum. These loans are due on demand. At March 31, 2011, the margin loans amounted to $6.9 million and are collateralized by a portion of the Company’s investment securities. The Company can borrow up to 70% of its marginable securities on deposit with its brokerage firm.
(9) Stock Based Compensation
Under the Company’s incentive compensation plan, certain employees of the Company receive stock based compensation comprised of stock options and restricted stock units (RSUs). Historically, RSUs have been settled with newly issued shares so that no cash was used by the Company to settle awards; however, the Company may also use treasury shares or issue new shares upon the exercise of stock options and upon conversion of RSUs. The Company’s Annual Report on Form 10-K for the year ended December 31, 2010 provides details of this plan and its provisions.
During the three months ended March 31, 2011, there were no stock options or RSUs granted. There were forfeitures of 43,621 stock options and 33,859 RSUs during the quarter.
During the three months ended March 31, 2011, 242,631 RSUs vested with 60,247 units withheld for taxes and 182,384 RSUs converted into an equal number of shares of CAM’s Class A common stock. The total intrinsic value and the fair value of the converted shares was $3.1 million. The total tax benefit realized in connection with the vesting of the RSUs during the three months ended March 31, 2011 was $353,000, as the Company receives tax benefits based upon the portion of Holdings’ income that it recognizes.
During the three months ended March 31, 2011, compensation expense recorded in connection with the RSUs and stock options was $1.9 million of which $410,000, after giving effect to the non-controlling interests, was credited as additional paid-in capital. During the three months ended March 31, 2010, expense recorded in connection with the RSUs and stock options was $2.4 million of which $515,000, after giving effect to the non-controlling interests, was credited as additional paid-in capital. The amount of deferred tax asset created was approximately $152,000 and $191,000 during the three months ended March 31, 2011 and 2010, respectively. At March 31, 2011, approximately $15.6 million of total unrecognized compensation expense related to unvested stock option and RSU awards is expected to be recognized over a weighted-average period of 3.2 years.
(10) Non-operating Income (Loss)
Non-operating income (loss) was comprised of the following components for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
(in thousands)	2011	2010
Interest income	$69	$106
Interest expense	(1,964)	(1,950)

Net interest expense	(1,895)	(1,844)

Investment income (loss)	(1,664)	8,602
Miscellaneous other income	37	151

Investment and other income (loss)	(1,627)	8,753

Non-operating income (loss)	(3,522)	6,909

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(11) Income Taxes
Holdings is subject to certain income-based state taxes; therefore, income taxes reflect not only the portion attributed to CAM stockholders but also a portion of income taxes attributable to non-controlling interests. CAM’s effective income tax rate for the three months ended March 31, 2011 and March 31, 2010 was approximately 37.3% and 37.6%, respectively.

	Three Months Ended
	March 31,
(in thousands)	2011	2010
Income tax provision	$2,907	$3,222
Income tax provision attributable to non-controlling interest in Calamos Holdings LLC	(153)	(321)

Income tax provision attributable to CAM	2,754	2,901
Net income attributable to CAM	4,632	4,811

Income before taxes attributable to CAM	$7,386	$7,712

CAM’s effective income tax rate	37.3%	37.6%
(12) Earnings Per Share
The following table reflects the calculation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
(in thousands, except per share data)	2011	2010
Earnings per share — basic
Earnings available to common shareholders	$4,632	$4,811
Weighted average shares outstanding	20,035	19,821

Earnings per share — basic	$0.23	$0.24

Earnings per share — diluted
Earnings available to common shareholders	$4,632	$4,811

Weighted average shares outstanding	20,035	19,821
Dilutive impact of restricted stock units	443	302

Weighted average diluted shares outstanding	20,478	20,123

Earnings per share — diluted	$0.23	$0.24

Diluted shares outstanding are calculated (a) assuming the Calamos Interests exchanged all of their ownership interest in Holdings and their CAM Class B common stock for shares of CAM’s Class A common stock (collectively, the Exchange) and (b) including the effect of outstanding dilutive equity incentive compensation awards.
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
Effective March 1, 2009, the Company amended its certificate of incorporation requiring that the Exchange be based on a fair value approach (details of the amendment are set forth in the Company’s Schedule 14C filed with the Securities and

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Exchange Commission on January 12, 2009). The amendment results in the same or fewer shares of Class A common stock being issued at the time of the Exchange. The effects of the Exchange are anti-dilutive and are therefore excluded from the calculation of diluted earnings per share for the three months ended March 31, 2011 and 2010.
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
The following table shows the number of shares which were excluded from the computation of diluted earnings per share as they were anti-dilutive:

	Three Months Ended
	March 31,
	2011	2010
Exchange of Calamos Interests’ ownership interest in Holdings for shares of Class A common stock	51,451,838	52,506,228
Restricted stock units	—	44,083
Stock options	2,368,245	2,452,653

Total	53,820,083	55,002,964

The maximum number of shares of Class A common stock that could be issued to the Calamos Interests’ upon exchange is 71,931,522 at March 31, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
We are a firm of 318 full-time associates that provides investment advisory services to institutions and individuals, managing $38.0 billion in assets at March 31, 2011. Our operating results fluctuate primarily due to changes in the total value and composition of our assets under management. The value and composition of our assets under management are, and will continue to be, influenced by a variety of factors, including purchases and redemptions of shares of mutual funds and net inflows into and withdrawals from separate accounts that we manage, fluctuations in the financial markets around the world that result in appreciation or depreciation of assets under management and the number and types of our investment strategies and products.
We market our investment strategies to our clients through a variety of products designed to suit their investment needs. We currently categorize the portfolios that we manage within four investment product types captured in our investment companies and separate accounts. The following table lists our assets under management by product at March 31, 2011 and 2010.

	March 31,
(in millions)	2011	2010
Investment Companies
Open-end mutual funds	$23,575	$19,959
Closed-end funds	5,506	5,081

Total investment companies	29,081	25,040

Separate Accounts
Institutional accounts	6,179	5,047
Managed accounts	2,701	2,876

Total separate accounts	8,880	7,923

Total Assets Under Management	$37,961	$32,963

Our revenues are substantially comprised of investment management fees earned under contracts with the investment companies and separate accounts that we manage. Our revenues are also comprised of distribution and underwriting fees, including asset-based distributions and/or service fees received pursuant to Rule 12b-1 plans. Investment management fees and distribution and underwriting fees may fluctuate based on a number of factors, including the total value and composition of our assets under management, market appreciation or depreciation and the level of net inflows and outflows, which represent the sum of new client investments, additional funding from existing clients, withdrawals of assets from and termination of client accounts, and purchases and redemptions of mutual fund shares. The mix of assets under management among our investment products also has an impact on our revenues as our fee schedules vary by product.
Our largest operating expenses are typically related to employee compensation and benefits expense, which includes salaries, incentive compensation and related benefits costs, the distribution of mutual funds, including Rule 12b-1 payments, marketing and sales promotion expenses and the amortization of deferred sales commissions for open-end mutual funds. Operating expenses may fluctuate due to a number of factors, including changes in distribution expense as a result of fluctuations in mutual fund net sales and market appreciation or depreciation, variations in staffing and compensation, and marketing-related expenses that include supplemental distribution payments.

Operating Results
Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010
Assets Under Management
Assets under management increased by $5.0 billion, or 15%, to $38.0 billion at March 31, 2011 from $33.0 billion at March 31, 2010. Our assets under management consisted of 77% investment companies and 23% separate accounts at March 31, 2011 and 76% investment companies and 24% separate accounts at March 31, 2010.

	Three Months Ended March 31,		Change
( in millions)	2011	2010	Amount	Percent
Total Investment Companies
Beginning assets under management	$27,352	$24,480	$2,872	12%
Net purchases (redemptions)	346	(32)	378	*
Market appreciation	1,383	592	791	134

Ending assets under management	29,081	25,040	4,041	16

Average assets under management	28,367	24,347	4,020	17

Institutional
Beginning assets under management	5,559	4,619	940	20%
Net inflows	254	259	(5)	2
Market appreciation	366	169	197	117

Ending assets under management	6,179	5,047	1,132	22

Average assets under management	5,815	4,722	1,093	23

Managed Accounts
Beginning assets under management	2,503	3,615	(1,112)	31%
Net inflows (outflows)	18	(774)	792	*
Market appreciation	180	35	145	414

Ending assets under management	2,701	2,876	(175)	6

Average assets under management	2,598	3,279	(681)	21

Total Assets Under Management
Beginning assets under management	35,414	32,714	2,700	8%
Net inflows (outflows)	618	(547)	1,165	*
Market appreciation	1,929	796	1,133	142

Ending assets under management	37,961	32,963	4,998	15

Average assets under management	$36,780	$32,348	$4,432	14

*	Not meaningful.
During the first quarter of 2011, net purchases in the investment companies that we manage were $346 million and represent a favorable change of $378 million from net redemptions of $32 million in the first quarter of 2010. The improvement in net flows was primarily due to increased net purchases within our low-volatility equity and global mutual funds, as well as a significant decrease in net redemptions from our Growth Fund. During the most recent quarter, we generated positive net purchases in twelve of our mutual funds, including all five of our Dublin-based UCITS, which collectively added $115 million during the quarter. This improvement in net purchases was tempered by net redemptions in our Convertible Fund and a significant reduction in net purchases into our Market Neutral Income Fund as both funds were closed to new investors in January 2011. Assets under management within our investment companies were positively impacted by market appreciation of $1.4 billion during the three months ended March 31, 2011 compared to market appreciation of $592 million during the three months ended March 31, 2010.
During the first quarter of 2011, net inflows of $272 million increased assets under management within our separate accounts, which are comprised of institutional and managed accounts. Net outflows were $515 million for the comparable prior-year period. The current quarter improvement is mostly due to positive net inflows into our managed accounts of $18 million for the first quarter 2011 compared to the $774 million of outflows in the first quarter of 2010 that stemmed from our decision to increase the account minimums for our convertible-based strategies on separately-managed account platforms. Our institutional strategies continue to garner strong interest with $254 million of net inflows for the quarter, especially abroad where we won our first large investment mandate in Asia. Market appreciation increased these assets under management by $546 million during the current quarter.
Financial Overview

	Three Months Ended March 31,		Change
(in thousands, except margin)	2011	2010	Amount	Percent

Operating income	$37,315	$30,518	$6,797	22%
Operating margin	41.2%	37.6%	3.6%	10%

Net income attributable to Calamos Asset Management, Inc.	$4,632	$4,811	$(179)	(4)%
Operating results were strong during the first quarter. Operating income of $37.3 million increased by $6.8 million, or 22% from the prior year. Operating margin for the current quarter increased to 41.2% from 37.6% from the first quarter 2010. Despite these strong operating results, net income decreased slightly because non-operating activities resulted in current period losses of $3.5 million compared with gains of $6.9 million last year. For the three months ended March 31, 2011 non-operating losses reflect decreases in security valuations on derivatives used as an economic hedge to price changes in our corporate investment portfolio. Unlike the changes in the security prices for the investment securities being hedged, price changes in the derivatives impact current period earnings.
In order to gather assets under management, we engage in distribution and underwriting activities, principally with respect to our family of open-end mutual funds. When analyzing our business, we consider the result of these distribution activities as a net amount of revenue as they are typically a result of a single open-end mutual fund share purchase. Hence, the result of presenting this information in accordance with generally accepted accounting principles is a reduction to our overall operating margin, as the margin on distribution activities is generally lower than the margins on the remainder of our business. The following table summarizes the net distribution fee margin for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
(in thousands)	2011	2010
Distribution and underwriting fees	$22,112	$21,835
Distribution expenses	(18,233)	(16,790)
Amortization of deferred sales commissions	(1,748)	(2,566)

Net distribution fees	$2,131	$2,479

Net distribution fee margin	10%	11%
Net distribution fee margin varies by share class because each share class has different distribution and underwriting activities, which are described in our 2010 Annual Report on Form 10-K. Distribution fee revenues and expenses vary with our average assets under management while deferred sales commissions are typically amortized on a straight-line basis with adjustments made upon redemption of existing assets. As a result, in periods of declining assets under management, our distribution margin will be more severely impacted by amortization expense.

Revenues
Total revenues increased by $9.4 million, or 12%, to $90.5 million for the three months ended March 31, 2011 from $81.1 million for the comparable prior-year period. The increase was primarily due to higher investment management fees and distribution and underwriting fees.

	Three Months Ended March 31,		Change
(in thousands)	2011	2010	Amount	Percent
Investment management fees	$67,608	$58,570	$9,038	15%
Distribution and underwriting fees	22,112	21,835	277	1
Other	828	725	103	14

Total revenues	$90,548	$81,130	$9,418	12%

Investment management fees increased 15% in the first quarter of 2011 primarily due to a $4.4 billion, or 14%, increase in average assets under management across all products for the first quarter of 2011 versus 2010. Investment management fees from open-end mutual funds increased to $43.4 million for the recent quarter from $36.5 million for the prior-year period, driven by a $3.6 billion increase in open-end mutual fund average assets under management. Investment management fees from our closed-end funds increased to $12.1 million for the first quarter of 2011 from $11.0 million last year, due to a $449 million increase in closed-end fund average assets under management. Investment management fees from our separately managed accounts increased to $12.1 million for the first quarter of 2011 from $11.1 million in the prior year again due to a $412 million increase in average assets under management. Investment management fee rate that we earned as a percentage of average assets under management was approximately 0.75% for the quarter of 2011 compared to 0.73% for the first quarter of 2010.
Distribution and underwriting fees were little changed for the three months ended March 31, 2011. Distribution and underwriting fees are comprised of asset-based distribution fees received from our family of mutual funds, front-end sales charges on sales of Class A mutual fund shares and contingent deferred sales charges received on certain redemptions from Class B and Class C mutual fund shares. The increase of $277,000 from the prior quarter represents an increase in asset-based distribution fees, offset by a decrease in contingent deferred sales charges that we earned from Class B shares redemptions. The fee rate earned on contingent deferred sales charges decreases with the average age of the Class B share asset and expires after 6 years. Given that Class B shares are closed to new investors, the average age of the Class B shares will continue to increase over time and will reduce future rates we receive from contingent deferred sales charges. Consistent with a trend that began in 2010, the percentage of Class I shares continues to increase. Because we do not earn distribution fees from Class I share assets under management, changes in asset-based distribution fees are not expected to be as sensitive to changes in the level of average mutual fund assets under management.
Operating Expenses
Operating expenses increased by $2.6 million to $53.2 million for the three months ended March 31, 2011 from $50.6 million in the prior-year period reflecting increased employee compensation and asset-related expenses, and reduced amortization of deferred sales commissions.

	Three Months Ended March 31,		Change
(in thousands)	2011	2010	Amount	Percent
Employee compensation and benefits	$20,632	$20,132	$500	2%
Distribution expenses	18,233	16,790	1,443	9
Amortization of deferred sales commissions	1,748	2,566	(818)	(32)
Marketing and sales promotion	3,439	2,732	707	26
General and administrative	9,181	8,392	789	9

Total operating expenses	$53,233	$50,612	$2,621	5%

Employee compensation and benefits expenses increased by $500,000 to $20.6 million for first quarter 2011 when compared to the same period a year ago. Performance-related incentive compensation accruals, which are based on our operating results, relative investment performance and the growth in our assets under management, among others, were the cause to the increase in expenses.
Distribution expenses increased by $1.4 million, or 9%, for the first quarter of 2011 when compared to the prior-year period. Increases in asset-based Rule 12b-1 expenses and in the age of Class C mutual fund share assets are the cause for the change in the period. As discussed previously, there are no distribution revenues or expenses associated with Class I mutual fund shares. Because the percentage of Class I shares has been increasing during the comparable periods, the increase in distribution expenses trails the increase in average mutual fund assets under management. We expect this trend to continue.
Amortization of deferred sales commissions decreased to $1.7 million for the three months ended March 31, 2011 when compared to the first quarter of 2010, mainly due to discontinuing Class B share mutual fund sales during 2009. We expect amortization expense associated with Class B shares deferred sales commissions to continue to decrease until these assets fully convert to Class A shares eight years after the purchase date.
Marketing and sales promotion increased by $707,000 to $3.4 million for the three months ended March 31, 2011 when compared to the same period a year ago. Two items contributed to the increased spending are supplemental distribution payments to intermediaries, which are positively correlated with the levels mutual fund assets that we manage, and selective advertising campaigns used to build awareness about our growth and low-volatility equity strategies.
For the three months ending March 31, 2011, general and administrative expenses were up 9% to $9.2 million due to professional services expenses related to outsourcing our middle- and back-office operations functions and to various legal proceedings. As this outsourcing initiative nears completion in 2011, we expect professional services to vary based upon the level of assets under management and the number of portfolios that we manage. Depreciation expenses associated with occupying our facilities dropped by nearly $1.0 million from the prior year period as new purchases associated with the construction and occupancy of our headquarters have been fully depreciated.
Non-operating Activities, Net of Non-controlling Interest in Partnership Investments
The following table summarizes our non-operating activities, net of non-controlling interest in partnership investments for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
(in thousands)	2011	2010	Change
Interest income	$69	$106	$(37)
Interest expense	(1,964)	(1,950)	(14)

Net interest expense	(1,895)	(1,844)	(51)

Investment income (loss)	(1,664)	8,602	(10,266)
Miscellaneous other income	37	151	(114)

Investment and other income (loss)	(1,627)	8,753	(10,380)

Non-operating income	(3,522)	6,909	(10,431)
Net income attributable to non-controlling interest in partnership investments	(5)	(7)	2

Non-operating income (loss), net of non- controlling interest in partnerships	$(3,527)	$6,902	$(10,429)

Non-operating activities decreased income by $3.5 million for the three months ended March 31, 2011 and increased income by $6.9 million for the prior-year quarter. Interest expense increased slightly in the current quarter as we used proceeds from a margin loan as a short-term source of liquidity. Investment income (loss) decreased significantly for the period ending March 31, 2011. The investment loss of $1.7 million for the three months ended March 31, 2011 was most significantly impacted by $6.1 million in net losses on equity option contracts that serve to hedge our corporate investment portfolio. For the three months ended March 31, 2010, investment income was mostly comprised of $10.2 million in realized gains from the sale of securities from our corporate investment portfolio.
The following table provides a summary of the total returns generated on our corporate investment portfolio by combining investment income, which is a component of our non-operating income, with the changes in fair value of certain investment securities that are recorded in accumulated other comprehensive income, which is a component of stockholders’ equity, for the three months ended March 31, 2011:

	Three Months Ended March 31, 2011
		Change in
		Accumulated
		Other
	Non-Operating	Comprehensive
(in thousands)	Income	Income	Total

Mutual funds and common stock	$3,160	$13,879	$17,039
Partnership investments	1,284	—	1,284
Equity option contracts	(6,108)	—	(6,108)

Investment income	(1,664)	13,879	12,215
Non-controlling interest in partnership investments	(5)		(5)

Investment portfolio results	$(1,669)		$12,210

Less: Non-controlling interest in Calamos Holdings LLC		(10,776)
Deferred income taxes		(1,148)

Change in accumulated other comprehensive income		$1,955

Our investment portfolio returned $12.2 million, or 3.4%, in the first quarter of 2011. These results primarily reflect net realized and unrealized gains from securities that we own, offset by losses on equity option contracts used to hedge market value fluctuations in the corporate investment portfolio.
Income Taxes
Holdings is subject to certain income-based state taxes; therefore, income taxes reflect not only the portion attributed to us but also income taxes attributable to non-controlling interests. Our effective income tax rate for the three month period ended March 31, 2011 was approximately 37.3% compared to 37.6% a year ago.
Net Income
Net income attributable to Calamos Asset Management, Inc. was $4.6 million for the three months ended March 31, 2011, compared to $4.8 million for the same period in the prior year.
The Calamos Interests has reserved the right to exchange their interest in Calamos Holdings LLC for newly issued Class A common shares. At the time of exchange, the Calamos Interests would be granted Class A common shares with a value equal to the fair value of their ownership in Calamos Holdings LLC received by us. The method for determining the number of shares the Calamos Interests receive upon exchange is described in Section 3 (c) (ii) of Article IV of the Second Amended and Restated Certificate of Incorporation of Calamos Asset Management, Inc. Based upon the number of outstanding shares of Class A common stock at March 31, 2011, and excluding the value of assets we own other than our 21.86% interest in Calamos Holdings LLC, such exchange would result in the Calamos Interests receiving 78.14% of our then outstanding Class A common stock.
Following a complete exchange of the Calamos Interests’ 78.14% ownership interest in Calamos Holdings LLC for newly issued Class A common stock, net income attributable to non-controlling interests in Calamos Holdings LLC would no longer be presented as a separate line item within our consolidated statement of operations because we would then own 100% of Calamos Holdings LLC.
Liquidity and Capital Resources
We manage our liquidity position to ensure adequate resources are available to fund ongoing operations of the business, to provide seed money for new funds and to invest in other corporate strategic initiatives. Our principal sources of liquidity are cash flows from operating activities and our corporate investment portfolio, which is comprised of cash and cash equivalents, investment securities, derivatives and partnership investments. Investment securities are principally comprised of products that we manage.
Our working capital requirements historically have been met through cash generated by operations. We believe cash generated from operations will be sufficient over the foreseeable future to meet our working capital requirements with respect to the foregoing activities and to support future growth. The following table summarizes our principal sources of liquidity as of March 31, 2011 and December 31, 2010:

			Increase
(in thousands)	March 31, 2011	December 31, 2010	(Decrease)
Cash and cash equivalents	$78,540	$82,870	$(4,330)
Investment securities	349,151	314,215	34,936
Derivatives, net	1,381	(1,892)	3,273
Partnership investments, net of non-controlling interests	22,678	39,981	(17,303)

Total corporate investment portfolio	$451,750	$435,174	$16,576

Calamos Holdings LLC is the borrower of our $125 million in long-term debt. The following is a summary of our covenant compliance as of March 31, 2011 with the defined terms and covenants having the same meanings set forth under our amended note purchase agreements:

Results as of
Covenant	March 31, 2011
EBITDA/interest expense — not less than 3.0	19.05
Debt/EBITDA — not more than 3.0	0.89
Investment coverage ratio — not less than 1.175	3.03
Net worth — not less than $160 million	$302 million
The following tables summarize key statements of financial condition data relating to our liquidity and capital resources:

	March 31,	December 31,
(in thousands)	2011	2010
Statements of financial condition data:
Cash and cash equivalents	$78,540	$82,870
Receivables	32,511	29,671
Investment securities and derivatives, net	350,532	312,323
Partnership investments, net	22,678	39,981
Deferred tax assets, net	73,008	75,717
Deferred sales commissions	8,017	8,515
Long-term debt, including current portion	125,000	125,000
Loan payable	6,875	—
Cash flows for the three months ended March 31, 2011 and 2010 are shown below:

	March 31,
(in thousands)	2011	2010
Cash flow data:
Net cash provided by operating activities	$20,966	$20,883
Net cash used in investing activities	(10,153)	(30,255)
Net cash used in financing activities	(15,143)	(21,057)
Net cash provided by operating activities totaled $21.0 million for the three months ended March 31, 2011. These net cash flows are primarily attributable to investment management and distribution and underwriting fees generated by core business activities, partially offset by staff, distribution, and other operating expenses. The first quarter reflects a use of operating cash flows for our annual performance related incentive payments, which are accrued throughout the year but typically paid in February.
Investing activities for the three months ended March 31, 2011 used cash totaling $10.2 million. The net cash used in investing activities primarily represents seed capital investments in recently introduced Company-managed mutual funds of $18.7 million coupled with net purchases of derivatives of $9.4 million. These flows were partially offset by cash flows of $18.6 million provided by the liquidation of the Calamos Market Neutral Opportunities Fund LP.
Net cash used in financing activities totaled $15.1 million for the first three months of 2011, largely representing pro rata distributions from Calamos Holdings LLC paid to non-controlling interests and common shareholders in the amount of $20.1 million and $5.7 million, respectively, offset by $6.9 million in proceeds from a short-term margin loan. Distributions from Calamos Holdings LLC to Calamos Asset Management, Inc. are not reflected in the net cash flows used in financing activities; however these distributions increased the cash available exclusively to the common shareholders. We expect cash flows from financing activities to change with tax distributions based on the levels of income that we generate and with our regular quarterly dividend that rose to 9.5 cents per share in the most recent quarter from 7.5 cents per share in 2010.
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
Critical Accounting Policies
Our significant accounting policies are summarized in note 2 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010. A discussion of critical accounting policies is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2010. There were no significant changes in our significant accounting policies or critical accounting policies during the three months ended March 31, 2011.
Other Information
Calamos Asset Management, Inc. (CAM) is comprised of two groups of assets: a) CAM’s 21.9% ownership interest in Calamos Holdings LLC and b) assets other than its interest in Calamos Holdings LLC (Other Assets), principally comprised of cash and deferred tax assets with a combined book value of $122.4 million. Because CAM controls the operations of Calamos Holdings LLC, CAM presents the entire operations of Calamos Holdings LLC with its own in the consolidated financial statements. The Calamos Interests’ 78.1% ownership in Calamos Holdings LLC is presented as non-controlling interest in the consolidated financial statements. Prior to March 1, 2009, in addition to the approximately 20 million outstanding Class A common shares, we added 77 million shares to reflect Calamos Interests in Calamos Holdings LLC. The resulting share count provided a reasonable proxy for the number of shares used in determining the market capitalization of the fully consolidated company.
Effective March 1, 2009, CAM de-unitized its ownership structure and as a result, Calamos Interests’ ownership in Calamos Holdings LLC is no longer reflected in the diluted share count presented in CAM’s financial statements. Therefore, the determination of the market capitalization of the fully consolidated business cannot be easily determined by the product of share price and weighted average number of shares. There is a divergence within the financial community on how to calculate CAM’s market capitalization with some basing it solely on the outstanding share count of CAM’s Class A common stock and others grossing-up CAM’s outstanding Class A shares by its 21.9% ownership in Calamos Holdings LLC. The following illustration and accompanying table highlight the uniqueness of CAM’s ownership structure in determining the fully consolidated market capitalization. This illustration is based on the closing price of CAM’s Class A common stock of $16.59 on March 31, 2011.
As previously stated, in addition to the approximate 21.9% ownership in Calamos Holdings LLC, CAM owns certain Other Assets. These assets include cash equivalents and current income tax receivables with a book value of $49.4 million, which approximates fair value, as well as net deferred tax assets with a book value of $73.0 million. The most significant deferred tax asset relates to an election made under section 754 of the Internal Revenue Code following CAM’s initial public offering that expires in 2019, which allows CAM to reduce future income tax payments by approximately $8.0 million annually. The net present value of the net deferred tax assets would be approximately $45.7 million if a hypothetical 12% discount rate were applied over the remaining life of the assets. Using this assumption, Other Assets would collectively have a discounted present value of approximately $95.1 million, or $4.72 per share. Assuming CAM’s stock price fully reflects the Other Assets’ discounted present value of $4.72 per share, it can be inferred that CAM’s remaining stock price of $11.87 ($16.59 — $4.72) would be attributable to CAM’s 21.9% ownership interest in Calamos Holdings LLC.
With these assumptions, the market capitalization associated with CAM’s ownership in Calamos Holdings LLC can be estimated by multiplying CAM’s share price attributable to Calamos Holdings LLC ($11.87) by the number of CAM’s Class A common shares outstanding (20.1 million) to yield an estimated market capitalization of $238.9 million as of March 31, 2011. This result, however, must be divided by CAM’s 21.9% ownership of Calamos Holdings LLC to determine the total implied market capitalization of Calamos Holdings LLC of $1.1 billion. Adding the discounted present value of CAM’s Other Assets ($95.1 million) to the market capitalization of Calamos Holdings LLC indicates that the fully consolidated market capitalization of CAM would be approximately $1.2 billion as of March 31, 2011.
The above example assumes that CAM’s stock price reflects the entire discounted present value of the Other Assets. If, however, no value were ascribed to the Other Assets, the fully consolidated market capitalization of CAM would be estimated at $1.5 billion as presented in the following table.
The following calculation summarizes CAM’s fully consolidated market capitalization both including and excluding the discounted present value of assets owned exclusively by CAM:

	No Recognition of CAM’s		Full Recognition of CAM’s
	Other Assets		Other Assets
	Ownership in		Ownership in
	Calamos	Other	Calamos	Other
( in thousands, except share data)	Holdings LLC	Assets	Holdings LLC	Assets
Divide:
Discounted value of CAM’s Other Assets		—		$95,056
Class A shares outstanding at March 31, 2011		20,124,701		20,124,701

Discounted value per share of CAM’s Other Assets		—		$4.72

Multiply:
Share price attributed to assets	$16.59	—	$11.87	$4.72
Class A shares outstanding at March 31, 2011	20,124,701	20,124,701	20,124,701	20,124,701

Market capitalization of outstanding shares	$333,869	—	$238,880	$95,056

Divide by:
CAM’s percentage ownership	21.9%	100%	21.9%	100%
Market capitalization associated with CAM’s assets	$1,524,516	—	$1,090,776	$95,056

Fully consolidated market capitalization	$1,524,516		$1,185,832

Similarly, our Board of Directors may be required to determine the fair values of CAM’s assets. This requirement would be necessitated should the Calamos Interests choose to exchange their ownership interest in Calamos Holdings LLC for shares of CAM’s Class A common stock (the Exchange). Effective March 1, 2009, the Exchange provisions as set forth in CAM’s Schedule 14C filed with the Securities and Exchange Commission on January 12, 2009 require that the Exchange be based on a fair value approach. Assuming that our Board of Directors used the market price of CAM’s Class A share common stock as the basis for determining fair value, the following table presents a likely range of the number of CAM shares of Class A common stock that the Calamos Interests would have received upon Exchange at March 31, 2011:

	No Recognition of CAM’s	Full Recognition of CAM’s
(in thousands, except share data)	Other Assets	Other Assets

Market capitalization associated with CAM’s investment in Calamos Holdings (see table above)	$1,524,516	$1,090,776

Multiply by:
Calamos Interests ownership in Calamos Holdings LLC(1)	78.1%	78.1%

Calamos Interests’ value exchanged for Class A common stock	$1,193,344	853,586

Divide by:
Share price of CAM Class A common stock	$16.59	$16.59

Shares issued to the Calamos Interests upon Exchange	71,931,522	51,451,838

(1)	The ownership percentage presented in the table has been approximated for presentation purposes yet the values presented are derived from the precise ownership percentage.
Forward-Looking Information
From time to time, information or statements provided by us or on our behalf, including those within this Quarterly Report on Form 10-Q, may contain certain forward-looking statements relating to future events and financial performance, strategies, expectations and competitive environment, and regulations. These forward-looking statements may include, without limitation: statements regarding proposed new products; results of operations or liquidity; projections, predictions, expectations, estimates or forecasts of our business; financial and operating results and future economic performance; market capitalization; management’s goals and objectives; and other similar expressions concerning matters that are not historical facts.
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
Further, the value and composition of our assets under management are, and will continue to be, influenced by a variety of factors including, among other things: purchases and redemptions of shares of the open-end mutual funds and other investment products; fluctuation in both the underlying value and liquidity of the financial markets around the world that result in appreciation or depreciation of assets under management; mutual fund capital gain distributions; our ability to access capital markets; our introduction of new investment strategies, products and programs; our ability to educate our clients about our investment philosophy and provide them with best-in-class service; the relative investment performance of our products as compared to competing offerings and market indices; competitive conditions in the mutual fund, asset management and broader financial services sectors; investor sentiment and confidence; our decision to open or close products and strategies; and our ability to execute on our strategic plan to expand the business. Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 discusses some of these and other important factors in detail under the caption “Risk Factors.”
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
An analysis of our market risk was included in our Annual Report on Form 10-K for the year ended December 31, 2010. There were no material changes to the Company’s market risk during the three months ended March 31, 2011.
Item 4. Controls and Procedures
Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2011, and has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
There were no changes in the Company’s internal control over financial reporting that occurred during our first quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
As previously reported, the Company and Calamos Advisors LLC, an indirect subsidiary, were named as defendants in a class action complaint filed on July 15, 2010 (Christopher Brown et al. v John P. Calamos, Sr. et al., No. 10-CV-04422 (N.D. Ill.)) by a putative common shareholder of the Calamos Convertible Opportunities and Income Fund (CHI). This action was voluntarily dismissed by plaintiff in the U.S. District Court and re-filed in the Circuit Court of Cook County, Illinois on September 13, 2010 (Christopher Brown et al. v John P. Calamos, Sr. et al., Civil Action No. 10CH39590). Other defendants include CHI, current and former trustees of CHI, John P. Calamos, Sr., Weston W. Marsh, John E. Neal, William R. Rybak, Stephen B. Timbers, David D. Tripple, Joe F. Hanauer, and unspecified defendants John and Jane Does 1-100. The plaintiff alleges that the Company and Calamos Advisors aided and abetted the individual defendants’ alleged breaches of fiduciary duty and were unjustly enriched in connection with the redemption of auction rate preferred securities of CHI. As to the Company and Calamos Advisors, the plaintiff is seeking: (i) declaratory judgments that the Company and Calamos Advisors aided and abetted the individual defendants’ alleged breaches of fiduciary duty and were unjustly enriched; (ii) an injunction against the Company and Calamos Advisors serving as advisor or otherwise earning fees for services to CHI; (iii) an unspecified amount of monetary relief plus interest; (iv) an award of attorney’s fees and expenses; and (v) such other and further relief, including punitive damages, as may be available to the plaintiff and the class that plaintiff seeks to represent. On October 13, 2010, the defendants removed this action from the Circuit Court of Cook County, Illinois to the U.S. District Court for the Northern District of Illinois (Christopher Brown et al. v John P. Calamos, Sr. et al., No. 10-CV-06558 (N.D. Ill.)) and also moved to dismiss the complaint. On November 5, 2010, plaintiff moved to remand the case to the Circuit Court of Cook County. On March 14, 2011, the district court denied plaintiff’s motion to remand and dismissed the case. Plaintiff has appealed that ruling to the United States Court of Appeals for the Seventh Circuit, where the case is now pending.
The Company and Calamos Advisors LLC were named as defendants in a class action complaint filed on September 14, 2010 (Russell Bourrienne et al. v John P. Calamos, Sr. et al., No. 10-CV-5833 (N.D. Ill.)) by a putative common shareholder of the Calamos Convertible Opportunities and Income Fund (CHI). This action was voluntarily dismissed by plaintiff in the U.S. District Court and re-filed in Circuit Court of Cook County, Illinois on October 18, 2010 (Russell Bourrienne et al. v John P. Calamos, Sr. et al., No. 10CH45119 ). Other defendants include current and former trustees of CHI, John P. Calamos, Sr., Weston W. Marsh, John E. Neal, William R. Rybak, Stephen B. Timbers, David D. Tripple, Joe F. Hanauer and unspecified defendants John and Jane Does 1-100. The plaintiff alleges that the Company and Calamos Advisors aided and abetted the individual defendants’ alleged breaches of fiduciary duty and were unjustly enriched in connection with the redemption of auction rate preferred securities of CHI. As to the Company and Calamos Advisors, the plaintiff is seeking: (i) declaratory judgments that the Company and Calamos Advisors aided and abetted the individual defendants’ alleged breaches of fiduciary duty and were unjustly enriched; (ii) an injunction against serving as advisor or otherwise earning fees for services to CHI; (iii) an unspecified amount of monetary relief plus interest; (iv) an award of attorney’s fees and expenses; and (v) such other and further relief, including punitive damages, as may be available to the plaintiff and the class that plaintiff seeks to represent. On November 12, 2010, the defendants removed this action from the Circuit Court of Cook County, Illinois to the U.S. District Court for the Northern District of Illinois (Russell Bourrienne et al. v John P. Calamos, Sr. et al., No. 10-CV-07295 (N.D. Ill.)). Defendants have also moved to dismiss the complaint. The case is currently awaiting decision of that motion.
The Company and Calamos Advisors LLC were named as defendants in a class action complaint filed on August 13, 2010 (Rutgers Casualty Insurance Company et al. v John P. Calamos, Sr. et al., No. 10-CV- 5106 (N.D. Ill.)) by a putative common shareholder of the Calamos Convertible and High Income Fund (CHY). This action was voluntarily dismissed by plaintiff in the U.S. District Court and re-filed in Circuit Court of Cook County, Illinois on December 22, 2010 (Rutgers Casualty Insurance Company et al. v John P. Calamos, Sr. et al., No. 10CH53998). Other defendants include CHY, current and former trustees of CHY, John P. Calamos, Sr., Nick P. Calamos, Weston W. Marsh, John E. Neal, William R. Rybak, Stephen B. Timbers, David D. Tripple, Joe F. Hanauer and unspecified defendants John and Jane Does 1-100. The plaintiff alleges that the Company and Calamos Advisors aided and abetted the individual defendants’ alleged breaches of fiduciary duty and were unjustly enriched in connection with the redemption of auction rate preferred securities of CHY. As to the Company and Calamos Advisors, the plaintiff is seeking: (i) declaratory judgments that the Company and Calamos Advisors aided and abetted the individual defendants’ alleged breaches of fiduciary duty and were unjustly enriched; (ii) an injunction against serving as advisor or otherwise earning fees for services to CHY; (iii) an unspecified amount of monetary relief plus interest; (iv) an award of attorney’s fees and expenses; and (v) such other and further relief, including punitive damages, as may be available to the plaintiff and the class that plaintiff seeks to represent. On January 21, 2011, the defendants removed this action from the Circuit Court of Cook County, Illinois to the U.S. District Court for the Northern District of Illinois (Rutgers Casualty Insurance Company et al. v John P. Calamos, Sr. et al., No. 11-CV-00462 (N.D. Ill.)). Defendants have also moved to dismiss the complaint, and plaintiff has moved to remand the case to the Circuit Court of Cook County.
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
Item 5. Other Information
On May 10, 2011, the Company appointed Nimish S. Bhatt, 47, to the additional role of Interim Chief Financial Officer. As Interim Chief Financial Officer, Mr. Bhatt will also serve as the Company’s principal financial officer and principal accounting officer. Mr. Bhatt has been our Senior Vice President and Director of Operations since 2004 and he oversees the operations, accounting and administration of our investment products. Mr. Bhatt has a bachelor’s degree in advanced accounting and auditing, a law degree in taxation from India’s Gujarat University and an MBA from The Ohio State University. Mr. Bhatt is a member of the Investment Company Institute’s Accounting/Treasurer’s Committee and serves as a Vice Chairman of the Board of Directors of National Investment Company Service Association.

Item 6. Exhibits
3(i)	Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2009).

3(ii)	Second Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2009).

4.1	Stockholders’ Agreement among John P. Calamos, Sr., Nick P. Calamos and John P. Calamos, Jr., certain trusts controlled by them, Calamos Family Partners, Inc. and the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 3, 2004).

4.2	Registration Rights Agreement between Calamos Family Partners, Inc., John P. Calamos, Sr. and the Registrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 3, 2004).

10.1	Calamos Asset Management, Inc. Incentive Compensation Plan, as amended effective May 22, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 27, 2009).

10.2	Transition Agreement dated March 1, 2011 between Calamos Advisors LLC and Cristina Wasiak.

31.1	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

31.2	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALAMOS ASSET MANAGEMENT, INC. (Registrant)
Date: May 10, 2011	By:	/s/ Nimish S. Bhatt
SVP, Interim Chief Financial Officer and Director of Operations