Form 10-Q
period 2011-06-30
Calamos Asset Management, Inc. /DE/
filed 2011-08-08
CIK 1299033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-Q
________________

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED:

June 30, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File Number: 000-51003
________________

CALAMOS ASSET MANAGEMENT, INC.
(Exact Name of Registrant as Specified in its Charter)
________________

Delaware	32-0122554
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

2020 Calamos Court, Naperville, Illinois	60563
(Address of Principal Executive Offices)	(Zip Code)

(630) 245-7200
(Registrant’s telephone number, including area code)
________________

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

At July 31, 2011, the company had 20,126,757 shares of Class A common stock and 100 shares of Class B common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share data)

	June 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$63,404	$82,870
Receivables:
Affiliates and affiliated funds	19,655	19,320
Customers	12,493	10,351
Investment securities	350,115	314,215
Derivative assets	713	4,026
Partnership investments, net	22,432	41,678
Prepaid expenses	5,161	3,087
Deferred tax assets, net	8,710	8,757
Other current assets	1,548	1,481
Total current assets	484,231	485,785
Non-current assets:
Deferred tax assets, net	63,004	66,960
Deferred sales commissions	7,513	8,515
Property and equipment, net of accumulated depreciation ($50,134 at June 30, 2011 and $47,512 at December 31, 2010)	25,099	26,745
Other non-current assets	1,110	1,241
Total non-current assets	96,726	103,461
Total assets	$580,957	$589,246
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current liabilities:
Distribution fees payable	$17,115	$16,560
Accrued compensation and benefits	13,727	21,411
Current portion of long-term debt	—	32,885
Interest payable	2,729	3,026
Derivative liabilities	2,228	5,918
Accrued expenses and other current liabilities	5,665	3,906
Total current liabilities	41,464	83,706
Long-term liabilities:
Long-term debt	92,115	92,115
Deferred rent	9,466	9,456
Other long-term liabilities	529	577
Total long-term liabilities	102,110	102,148
Total liabilities	143,574	185,854
STOCKHOLDERS’ EQUITY
Class A Common Stock, $0.01 par value; authorized 600,000,000 shares; 24,125,647 shares issued and 20,125,647 shares outstanding at June 30, 2011; 23,942,317 shares issued and 19,942,317 shares outstanding at December 31, 2010	241	239
Class B Common Stock, $0.01 par value; authorized 1,000 shares; 100 shares issued and outstanding at June 30, 2011 and December 31, 2010	0	0
Additional paid-in capital	213,328	212,256
Retained earnings	67,339	59,895
Accumulated other comprehensive income	6,095	5,841
Treasury stock at cost; 4,000,000 shares at June 30, 2011 and December 31, 2010	(95,215)	(95,215)
Calamos Asset Management, Inc. stockholders’ equity	191,788	183,016
Non-controlling interest in Calamos Holdings LLC (Calamos Interests)	245,595	218,679
Non-controlling interest in partnership investments	—	1,697
Total non-controlling interest	245,595	220,376
Total stockholders’ equity	437,383	403,392
Total liabilities and stockholders’ equity	$580,957	$589,246

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Six Months Ended June 30, 2011 and 2010
(in thousands, except share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
REVENUES
Investment management fees	$70,136	$58,467	$137,744	$117,037
Distribution and underwriting fees	21,943	21,264	44,055	43,099
Other	845	735	1,673	1,460
Total revenues	92,924	80,466	183,472	161,596
EXPENSES
Employee compensation and benefits	20,209	18,875	40,841	39,007
Distribution expenses	18,276	16,454	36,509	33,244
Amortization of deferred sales commissions	1,450	2,476	3,198	5,042
Marketing and sales promotion	4,691	3,487	8,130	6,219
General and administrative	8,950	9,519	18,131	17,911
Total operating expenses	53,576	50,811	106,809	101,423
Operating income	39,348	29,655	76,663	60,173
NON-OPERATING INCOME
Net interest expense	(1,609)	(1,848)	(3,504)	(3,692)
Investment and other income	10,779	6,512	9,152	15,265
Total non-operating income	9,170	4,664	5,648	11,573
Income before income tax provision	48,518	34,319	82,311	71,746
Income tax provision	4,050	3,020	6,957	6,242
Net income	44,468	31,299	75,354	65,504
Net income attributable to non-controlling interest in Calamos Holdings LLC (Calamos Interests)	(37,775)	(26,625)	(64,024)	(56,012)
Net income attributable to non-controlling interest in partnership investments	—	(4)	(5)	(11)
Net income attributable to Calamos Asset Management, Inc.	$6,693	$4,670	$11,325	$9,481

Earnings per share:
Basic	$0.33	$0.23	$0.56	$0.48
Diluted	$0.32	$0.23	$0.55	$0.47

Weighted average shares outstanding:
Basic	20,124,895	19,893,730	20,080,392	19,857,438
Diluted	20,614,941	20,201,608	20,545,099	20,178,590

Cash dividends per share	$0.095	$0.075	$0.19	$0.15

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2011
(in thousands)
(unaudited)

	CALAMOS ASSET MANAGEMENT, INC. STOCKHOLDERS					Non- controlling interest in Calamos	Non-
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Holdings LLC (Calamos Interests)	controlling interest in partnership investments	Total
Balance at Dec. 31, 2010	$239	$212,256	$59,895	$5,841	$(95,215)	$218,679	$1,697	$403,392
Net income	—	—	11,325	—	—	64,024	5	75,354
Changes in unrealized gains on available-for- sale securities, net of income taxes	—	—	—	2,778	—	15,926	—	18,704
Reclassification adjustment for realized gains on available-for-sale securities included in income, net of income taxes	—	—	—	(2,596)	—	(14,727)	—	(17,323)
Total comprehensive income								76,735
Issuance of common stock (183,330 Class A common shares)	2	(2)	—	—	—	—	—	—
Cumulative impact of changes in ownership of Calamos Holdings LLC	—	253	(3)	72	—	(1,346)	—	(1,024)
Compensation expense recognized under stock incentive plans	—	821	—	—	—	2,938	—	3,759
Dividend equivalent accrued under stock incentive plans	—	—	(54)	—	—	(192)	—	(246)
Liquidation of Calamos Market Neutral Opportunities Fund LP	—	—	—	—	—	—	(1,702)	(1,702)
Distribution to non-controlling interests	—	—	—	—	—	(39,707)	—	(39,707)
Dividends declared	—	—	(3,824)	—	—	—	—	(3,824)
Balance at June 30, 2011	$241	$213,328	$67,339	$6,095	$(95,215)	$245,595	$—	$437,383

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2011 and 2010
(in thousands)
(unaudited)

	2011	2010
Cash and cash equivalents at beginning of period	$82,870	$145,431
Cash flows from operating activities:
Net income	75,354	65,504
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	3,198	5,042
Other depreciation and amortization	2,967	4,876
Deferred rent	10	57
Change in unrealized appreciation on CFS securities, derivative assets, derivative liabilities and partnership investments, net	1,532	(17)
Net realized gain on sale of investment securities, derivative assets, derivative liabilities and partnership investments, net	(8,970)	(13,127)
Deferred taxes	3,859	4,008
Stock based compensation	3,759	4,757
Employee taxes paid on vesting under stock incentive plans	(1,030)	(1,017)
Increase (decrease) in assets:
Receivables:
Affiliates and affiliated funds, net	(335)	483
Customers	(2,142)	(684)
Deferred sales commissions	(2,196)	(3,054)
Other assets	(2,055)	(546)
Increase (decrease) in liabilities:
Distribution fees payable	555	(232)
Accrued compensation and benefits	(7,684)	(4,003)
Accrued expenses and other liabilities	1,165	542
Net cash provided by operating activities	67,987	62,589
Cash flows used in investing activities:
Net additions to property and equipment	(1,277)	(858)
Purchase of investment securities	(115,577)	(212,749)
Proceeds from sale of investment securities	96,081	147,741
Net purchases of derivatives	(8,946)	(8,323)
Net changes in partnership investments	18,678	(172)
Net cash used in investing activities	(11,041)	(74,361)
Cash flows used in financing activities:
Repayment of debt	(32,885)	—
Deferred tax benefit on vesting under stock incentive plans	4	57
Distributions paid to non-controlling interests	(39,707)	(54,038)
Cash dividends paid to common stockholders	(3,824)	(2,973)
Net cash used in financing activities	(76,412)	(56,954)
Net decrease in cash	(19,466)	(68,726)
Cash and cash equivalents at end of period	$63,404	$76,705
Supplemental disclosure of cash flow information:
Cash paid for:
Income taxes, net	$2,358	$2,576
Interest	$3,839	$3,839

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1) Organization and Description of Business

Calamos Asset Management, Inc. (CAM) is a holding company and as of June 30, 2011 owned 21.9% of Calamos Holdings LLC (Holdings), an intermediate holding company. CAM, together with Holdings and Holdings’ subsidiaries (the Company), operates the investment advisory and distribution services businesses reported within these consolidated financial statements. CAM operates and controls all of the business and affairs of Holdings and, as a result of this control, consolidates the financial results of Holdings with its own financial results. The remaining 78.1% ownership interest in Holdings is held by Calamos Family Partners, Inc. (CFP) and John P. Calamos, Sr. (collectively Calamos Interests), which interest in accordance with applicable rules, is reflected and referred to within these consolidated financial statements as “non-controlling interests in Calamos Holdings LLC”. As shown in the diagram below, CFP also owns all of CAM’s outstanding Class B common stock, which represents 97.5% of the combined voting power of all classes of CAM’s voting stock. The graphic below illustrates our organizational and ownership structure as of June 30, 2011:

Calamos Family Partners, Inc.
Public Stockholders
Class B Common Stock, 97.5% Combined Voting Interest (less than 1% Economic Interest)
Class A Common Stock, 2.5% Combined Voting Interest (greater than 99% Economic Interest) (2)
78.1% Economic Interest(1)
Calamos Asset Management, Inc. NASDAQ: CLMS (Holding Company)
21.9% Economic Interest
Calamos Holdings LLC (d/b/a Calamos Investments through its Operating Companies)
Calamos Financial Services LLC (U.S. Distributor)
Calamos Advisors LLC, Calamos Wealth Management LLC and Calamos Partners LLC (U.S. Investment Advisors)
Calamos International LLP (U.K. Investment Advisor and Distributor)

_________________
(1)	Represents combined economic interest of Calamos Family Partners, Inc. and John P. Calamos, Sr. who is also a member of Calamos Holdings LLC.
(2)	Represents combined economic interest of all public stockholders, including John P. Calamos, Sr., Nick Calamos and John P. Calamos, Jr.’s combined 5.81% ownership of Class A shares.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Company primarily provides investment advisory services to individuals and institutional investors through a series of investment products that include open-end mutual funds, closed-end funds, separate accounts, offshore funds and partnerships. Collectively, we transact business under the group trade name Calamos Investments. The subsidiaries through which the Company provides these services include: Calamos Advisors LLC (CAL), a Delaware limited liability company and registered investment advisor; Calamos Financial Services LLC (CFS), a Delaware limited liability company and registered broker-dealer; Calamos Partners LLC (CPL), a Delaware limited liability company and registered investment advisor; Calamos Wealth Management LLC, a Delaware limited liability company and registered investment advisor; and Calamos International LLP, a United Kingdom limited liability partnership, registered investment advisor with the Financial Services Authority, and a global distributor of the Offshore Funds and Company products.

(2) Basis of Presentation

The consolidated financial statements as of June 30, 2011 and for the six months ended June 30, 2011 and 2010 have not been audited by the Company’s independent registered public accounting firm. In the opinion of management, these statements contain all adjustments, including those of a normal recurring nature, necessary for fair presentation of the financial condition and results of operations. The results for the interim periods presented are not necessarily indicative of the results to be obtained for a full fiscal year. Certain amounts for the prior year have been reclassified to conform to the current year’s presentation. This Form 10-Q filing should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The Calamos Interests combined 78.1% and 78.3% interest in Holdings at June 30, 2011 and 2010, respectively, is represented as non-controlling interest in Calamos Holdings LLC in the Company’s financial statements. Non-controlling interest in Calamos Holdings LLC is derived by multiplying the historical equity of Holdings by the Calamos Interests’ aggregate ownership percentage for the periods presented. Issuances and repurchases of CAM’s common stock may result in changes to CAM’s ownership percentage and to the non-controlling interests’ ownership percentage of Holdings. The Company’s corresponding changes to stockholders’ equity are reflected in the consolidated statement of changes in stockholders’ equity. Income is allocated to non-controlling interests based on the average ownership interest during the period in which the income is earned.

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

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from these estimates and assumptions.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(3) Investment Securities

The following table provides a summary of investment securities owned as of June 30, 2011 and December 31, 2010. As a registered broker-dealer, Calamos Financial Services LLC is required to carry all investment securities it owns (CFS Securities) at fair value and record all changes in fair value in current earnings. As such, changes in unrealized gains and losses on CFS Securities, as well as realized gains and losses on all investment securities, are included in investment and other income in the consolidated statements of operations.

	June 30, 2011
(in thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
Mutual Funds
Equity	$166,253	$31,260	$(17)	$197,496
Fixed income	85,215	1,466	(2)	86,679
Low-volatility equity	46,560	13,441	—	60,001
Other	1,626	67	(222)	1,471
Total available-for-sale securities	$299,654	$46,234	$(241)	$345,647
CFS securities:
Mutual Funds
Equity	$3,004	$1,330	$—	$4,334
Common Stock	56	78	—	134
Total CFS securities	$3,060	$1,408	$—	$4,468
Total investment securities				$350,115

	December 31, 2010
(in thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
Mutual Funds
Equity	$129,280	$32,483	$(3)	$161,760
Fixed income	89,712	18	(425)	89,305
Low-volatility equity	45,219	12,580	(1)	57,798
Other	1,579	51	(242)	1,388
Total available-for-sale securities	$265,790	$45,132	$(671)	$310,251
CFS securities:
Mutual Funds
Equity	$3,004	$834	$—	$3,838
Common Stock	56	70	—	126
Total CFS securities	$3,060	$904	$—	$3,964
Total investment securities				$314,215

Of the $350.0 million and $314.1 million investments in mutual funds at June 30, 2011 and December 31, 2010, respectively, $304.7 million and $270.9 million were invested in affiliated mutual funds.

The aggregate fair value of available-for-sale investment securities that were in an unrealized loss position at June 30, 2011 and December 31, 2010 was $8.8 million and $83.1 million, respectively. The cumulative losses on securities that had been in a continuous loss position for 12 months or longer were immaterial as of the end of each reporting period.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

At June 30, 2011 and December 31, 2010, the Company believes that the unrealized losses attributed to its mutual fund investments are only temporary in nature, as these losses are a result of short-term declines in the net asset value of the funds. Additionally, unrealized losses exist for only a small portion of the overall available-for-sale investment securities. Further, the Company has the intent and ability to hold these securities for a period of time sufficient to allow for recovery of the market value.

The table below summarizes information on available-for-sale securities as well as unrealized gains (losses) on CFS Securities for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
(in thousands)
Available-for-sale securities:
Proceeds from sale	$83,975	$53,886	$96,081	$147,741
Gross realized gains on sales	$12,631	$5,985	$14,368	$16,214
Unrealized gains (losses)	$4,835	$(12,454)	$20,379	$(7,146)
Net gains reclassified out of accumulated other comprehensive income to earnings	$17,183	$5,722	$18,848	$14,360

CFS securities:
Unrealized gains (losses)	$(99)	$(78)	$504	$(71)

 (4) Derivative Assets and Liabilities

In order to reduce the volatility in fair value of the Company’s corporate investment portfolio, the Company uses exchange traded equity option contracts as an economic hedge against price changes in its investment securities portfolio. The Company’s investment securities, totaling $350.1 million at June 30, 2011, consist primarily of positions in several Calamos equity, fixed income and low-volatility equity mutual funds. The equity price risk in the investment portfolio is hedged using exchange-traded put and call option contracts on several major equity market indices that correlate most closely with the change in value of the portfolio being hedged. The use of both purchased put and sold call options is part of a single strategy to minimize downside risk in the hedged portfolio, while participating in a portion of the upside of a market rally. The Company may adjust its hedge position in response to movement and volatility in prices and changes in the composition of the hedged portfolio, but generally is not actively buying and selling contracts.

The fair value of purchased puts and sold call contracts are reported in derivative assets and derivative liabilities, respectively, in the consolidated statements of financial condition. Net gains and losses on these contracts are reported in investment and other income in the consolidated statements of operations with net losses of $2.5 million and net gains $258,000 for the three months ended June 30, 2011 and 2010, respectively. Net losses of $8.6 million and $3.5 million were recorded for the six months ended June 30, 2011 and 2010, respectively. The Company is using these derivatives for risk management purposes but has not designated the contracts as hedges for accounting purposes.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(5) Partnership Investments

Presented below are the underlying assets and liabilities of the partnerships that the Company reports on a net basis and the investments accounted for under the equity method. These investments are presented as partnership investments, net in its consolidated statements of financial condition as of June 30, 2011 and December 31, 2010.

(in thousands)	June 30, 2011	December 31, 2010
Calamos Market Neutral Opportunities Fund LP:
Deposits with broker	$—	$11,128
Securities owned	—	16,365
Securities sold but not yet purchased	—	(7,175)
Accrued expenses and other current liabilities	—	(62)
Other current assets	—	69
Calamos Market Neutral Opportunities Fund LP, net	—	20,325
Investment in other partnerships	22,432	21,353
Partnership investments, net	$22,432	$41,678

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

During the second quarter of 2011, the Company received additional proceeds of $107,000, realized as capital gains, associated with the liquidation of the Partnership. These proceeds were previously retained to cover possible expenses, which did not materialize, associated with the liquidation of the Partnership.

During the second quarter of 2011, the Company sold part of another partnership investment for total proceeds of $20.3 million and realized capital gains of $2.7 million. This transaction was executed as a part of the Company’s tax harvesting strategy to utilize tax loss carry-forwards that was implemented during 2010. The proceeds from the sale were reinvested into the partnership.

As of June 30, 2011 and December 31, 2010, the Company held a non-controlling interest in certain other partnership investments and accounted for these investments using the equity method. These investments are presented collectively as investments in other partnerships in the table above.

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

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following tables provide the hierarchy of inputs used to derive the fair value of the Company’s money market funds, investment securities, derivative assets and liabilities, and securities and derivatives owned and securities sold but not yet purchased by the Partnership as of June 30, 2011 and December 31, 2010, respectively. Foreign currency contracts are presented on a net basis where the right of offset exists, and no impact of these positions exists for either period presented.
		Fair Value Measurements Using
(in thousands) Available-for-sale securities	June 30, 2011	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)
Cash and cash equivalents
Money market funds	$31,557	$31,557	$—
Investment securities (Note 3)
Mutual Funds
Equity	201,830	201,830	—
Fixed income	86,679	86,679	—
Low-volatility equity	60,001	60,001	—
Other	1,471	1,471	—
Total mutual funds	349,981	349,981	—
Common stock	134	134	—
Investment securities	350,115	350,115	—

Derivative assets (Note 4)
Exchange-traded put option contracts	713	713	—
Derivative liabilities (Note 4)
Exchange-traded call option contracts	(2,228)	(2,228)	—
Total	$380,157	$380,157	$—

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

		Fair Value Measurements Using
(in thousands) Available-for-sale securities	December 31, 2010	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)
Cash and cash equivalents
Money market funds	$35,392	$35,392	$—
Investment securities (Note 3)
Mutual Funds
Equity	165,598	165,598	—
Fixed income	89,305	89,305	—
Low-volatility equity	57,798	57,798	—
Other	1,388	1,388	—
Total mutual funds	314,089	314,089	—
Common stock	126	126	—
Investment securities	314,215	314,215	—

Derivative assets (Note 4)
Exchange-traded put option contracts	4,026	4,026	—
Derivative liabilities (Note 4)
Exchange-traded call option contracts	(5,918)	(5,918)	—
Securities and derivatives owned by the Partnership (Note 5)
Convertible bonds	16,140	—	16,140
Purchased options	145	145	—
Common stocks	80	80	—
	16,365	225	16,140
Securities sold but not yet purchased of the Partnership (Note 5)
Common stocks	(7,165)	(7,165)	—
Exchange-traded call option contracts	(10)	(10)	—
	(7,175)	(7,175)	—
Total	$356,905	$340,765	$16,140

(7) Fair Value of Financial Instruments

The fair value of long-term debt, which has a carrying value of $92.1 million, was approximately $108.6 million at June 30, 2011. Fair value estimates are calculated using discounted cash flows based on the Company’s incremental borrowing rates for the debt and market prices for similar bonds at the measurement date. This method of assessing fair value may differ from the actual amount realized.

The carrying value of our cash equivalents approximates fair value due to the short maturities of these financial instruments.

(8) Loans Payable

The Company utilizes margin loans for the settlement of call options, as well as an additional source of liquidity. The interest rate charged on the margin loans at June 30, 2011 was 2.5% per annum. These loans are due on demand.  The Company can borrow up to 70% of its marginable securities on deposit with its brokerage firm. During the second quarter of 2011, we borrowed and repaid up to $24.9 million in margin loans. Some of the margin loan borrowings were used to settle long-term debt obligations that came due during the second quarter. As of June 30, 2011, there were no margin loan balances outstanding.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

 (9) Long-term Debt

In April 2004, Holdings issued $150 million aggregated principal amount of 5.24% senior unsecured notes due April 29, 2011 to various note purchasers in a private placement. During the second quarter of 2011, the remaining balance of these notes totaling $32.9 million came due and was paid. Holdings has additional outstanding notes that become due in 2014, 2017 and 2019 with a total current balance of $92.1 million.

 (10) Stock Based Compensation

Under the Company’s incentive compensation plan, certain employees of the Company receive stock based compensation comprised of stock options and restricted stock units (RSUs). Historically, RSUs have been settled with newly issued shares so that no cash was used by the Company to settle awards; however, currently the Company may also use treasury shares or issue new shares to settle the exercise of stock options and upon conversion of RSUs. The Company’s Annual Report on Form 10-K for the year ended December 31, 2010 provides details of this plan and its provisions.

During the six months ended June 30, 2011, there were no stock options or RSUs granted. During the same period, there were stock option forfeitures of 55,411 and RSU forfeitures of 59,678 RSUs.

During the six months ended June 30, 2011, 244,010 RSUs vested with 60,680 units withheld for taxes and 183,330 RSUs converted into an equal number of shares of CAM’s Class A common stock. The total intrinsic value and the fair value of the converted shares was $3.1 million. The total tax benefit realized in connection with the vesting of the RSUs during the six months ended June 30, 2011 was $354,000, as the Company receives tax benefits based upon the portion of Holdings’ income that it recognizes.

During the six months ended June 30, 2011, compensation expense recorded in connection with the RSUs and stock options was $3.8 million of which $821,000, after giving effect to the non-controlling interests, was credited as additional paid-in capital. During the six months ended June 30, 2010, expense recorded in connection with the RSUs and stock options was $4.8 million of which $1.0 million, after giving effect to the non-controlling interests, was credited as additional paid-in capital. The amount of deferred tax asset created was approximately $304,000 and $381,000 during the six months ended June 30, 2011 and 2010, respectively. At June 30, 2011, approximately $14.0 million of total unrecognized compensation expense related to unvested stock option and RSU awards is expected to be recognized over a weighted-average period of 3.0 years.

(11) Non-operating Income

Non-operating income was comprised of the following components for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
(in thousands)
Interest income	$53	$102	$122	$208
Interest expense	(1,662)	(1,950)	(3,626)	(3,900)
Net interest expense	(1,609)	(1,848)	(3,504)	(3,692)

Investment income	10,713	6,347	9,049	14,949
Miscellaneous other income	66	165	103	316
Investment and other income	10,779	6,512	9,152	15,265
Non-operating income	$9,170	$4,664	$5,648	$11,573

CALAMOS ASSET MANAGEMENT, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

 (12) Income Taxes

Holdings is subject to certain income-based state taxes; therefore, income taxes reflect not only the portion attributed to CAM stockholders but also a portion of income taxes attributable to non-controlling interests. CAM’s effective income tax rate for the six months ended June 30, 2011 and 2010 was approximately 37.1% and 37.6%, respectively.
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
(in thousands)
Income tax provision	$4,050	$3,020	$6,957	$6,242
Income tax provision attributable to non-controlling interest in Calamos Holdings LLC	(119)	(219)	(272)	(540)
Income taxes attributable to CAM	3,931	2,801	6,685	5,702
Net income attributable to CAM	6,693	4,670	11,325	9,481
Income before taxes attributable to CAM	$10,624	$7,471	$18,010	$15,183
CAM’s effective income tax rate	37.0%	37.5%	37.1%	37.6%

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(13) Earnings Per Share

The following table reflects the calculation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2011	2010	2011	2010
Earnings per share – basic
Earnings available to common shareholders	$6,693	$4,670	$11,325	$9,481
Weighted average shares outstanding	20,125	19,894	20,080	19,857
Earnings per share – basic	$0.33	$0.23	$0.56	$0.48

Earnings per share – diluted
Earnings available to common shareholders	$6,693	$4,670	$11,325	$9,481
Weighted average shares outstanding	20,125	19,894	20,080	19,857
Dilutive impact of restricted stock units	490	308	465	321
Weighted average diluted shares outstanding	20,615	20,202	20,545	20,178
Earnings per share – diluted	$0.32	$0.23	$0.55	$0.47

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

Effective March 1, 2009, the Company amended its certificate of incorporation requiring that the Exchange be based on a fair value approach (details of the amendment are set forth in the Company’s Schedule 14C filed with the Securities and Exchange Commission on January 12, 2009). The amendment results in the same or fewer shares of Class A common stock being issued at the time of the Exchange. The effects of the Exchange are anti-dilutive and are therefore excluded from the calculation of diluted earnings per share for the six months ended June 30, 2011 and 2010.

The shares issued upon Exchange as presented below are estimated solely on the formula as described in the Schedule 14C that does not necessarily reflect all inputs used in a fair valuation. It is critical to note that this formula does not incorporate certain economic factors and as such, in the event of an actual Exchange, the majority of the Company’s independent directors may determine the fair market value of CAM’s net assets and its ownership in Holdings. For example, premiums and/or discounts for control and marketability as well as a different discount rate for future cash flows may be applied. Therefore, the directors’ valuation may result in the actual number of shares being materially different from the shares presented below. Further, based upon currently available information, we believe it is extremely remote that any Exchange would transpire without a fair market valuation of CAM’s net assets.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table shows the number of shares which were excluded from the computation of diluted earnings per share as they were anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Exchange of Calamos Interests’ ownership in Holdings for shares of Class A common stock	48,384,017	39,415,965	48,384,017	39,415,965
Restricted stock units	—	558,360	—	49,418
Stock options	2,356,455	2,452,443	2,356,455	2,452,443
Total	50,740,472	42,426,768	50,740,472	41,917,826

The maximum number of shares of Class A common stock that could be issued to the Calamos Interests’ upon exchange is 71,931,535 at June 30, 2011.

(14) Recently Issued Accounting Pronouncements

Accounting guidance that has not yet become effective with respect to our consolidated financial statements is described below, together with our assessment of the potential impact it may have on our consolidated financial statements:

In June 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance that requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. An entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. This guidance is effective for interim and annual periods beginning on or after December 15, 2011, applied prospectively. Our effective date is January 1, 2012. The adoption of this guidance is not expected to have a material impact on our financial position or results of operations.

In May 2011, the FASB issued new guidance to clarify the application of existing fair value measurement requirements and to change particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. This guidance is effective for interim and annual periods beginning on or after December 15, 2011, applied prospectively. Our effective date is January 1, 2012. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a firm of 325 full-time associates that provides investment advisory services to institutions and individuals, managing $37.4 billion in assets at June 30, 2011. Our operating results fluctuate primarily due to changes in the total value and composition of our assets under management. The value and composition of our assets under management are, and will continue to be, influenced by a variety of factors including: purchases and redemptions of shares of mutual funds; net inflows into and withdrawals from separate accounts that we manage; fluctuations in the financial markets around the world that result in appreciation or depreciation of assets under management; and the number and types of our investment strategies and products.

We market our investment strategies to our clients through a variety of products designed to suit their investment needs. We currently categorize the portfolios that we manage within four investment product types captured in our investment companies and separate accounts. The following table lists our assets under management by product at June 30, 2011 and 2010.

	June 30,
(in millions)	2011	2010
Investment Companies
Open-end mutual funds	$22,911	$18,463
Closed-end funds	5,557	4,679
Total investment companies	28,468	23,142
Separate Accounts
Institutional accounts	6,239	4,710
Managed accounts	2,645	2,061
Total separate accounts	8,884	6,771
Total Assets Under Management	$37,352	$29,913

Our revenues are substantially comprised of investment management fees earned under contracts with the investment companies and separate accounts that we manage. Our revenues are also comprised of distribution and underwriting fees, including asset-based distributions and/or service fees received pursuant to Rule 12b-1 plans. Investment management fees and distribution and underwriting fees may fluctuate based on a number of factors including: the total value and composition of our assets under management; market appreciation or depreciation on investment; the level of net inflows and outflows, which represent the sum of new and existing client funding, withdrawals and termination; and purchases and redemptions of mutual fund shares. The mix of assets under management among our investment products impacts our revenues as our fee schedules vary by product.

Our largest operating expenses are typically related to: Employee compensation and benefits expenses, which includes salaries, incentive compensation and related benefits costs; Distribution expenses, which includes mutual funds distribution cost, including Rule 12b-1 payments; Marketing and sales promotion expenses, which includes expenses necessary to market products offered by the company; and Amortization of deferred sales commissions for open-end mutual funds. Operating expenses may fluctuate due to a number of factors including variations in staffing and compensation, changes in distribution expense as a result of fluctuations in mutual fund net sales and market appreciation or depreciation, and marketing-related expenses that include supplemental distribution payments.

Operating Results

Second Quarter and Six Months Ended June 30, 2011 Compared to Second Quarter and Six Months Ended June 30, 2010

Assets Under Management

Assets under management increased by $7.4 billion, or 25%, to $37.4 billion at June 30, 2011 from $29.9 billion at June 30, 2010. Our assets under management consisted of 76% investment companies and 24% separate accounts at June 30, 2011 and 77% investment companies and 23% separate accounts at June 30, 2010.

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2011	2010	Amount	Percent	2011	2010	Amount	Percent
(in millions)
Total Investment Companies
Beginning assets under management	$29,081	$25,040	$4,041	16%	$27,352	$24,480	$2,872	12%
Net purchases (redemptions)	(218)	(128)	(90)	70	128	(160)	288	*
Market appreciation (depreciation)	(395)	(1,770)	1,375	78	988	(1,178)	2,166	*
Ending assets under management	28,468	23,142	5,326	23	28,468	23,142	5,326	23
Average assets under management	28,803	24,379	4,424	18	28,586	24,363	4,223	17
Institutional
Beginning assets under management	6,179	5,047	1,132	22	5,559	4,619	940	20
Net purchases	169	15	154	*	423	274	149	54
Market appreciation (depreciation)	(109)	(352)	243	69	257	(183)	440	*
Ending assets under management	6,239	4,710	1,529	32	6,239	4,710	1,529	32
Average assets under management	6,294	4,894	1,400	29	6,037	4,774	1,263	26
Managed Accounts
Beginning assets under management	2,701	2,876	(175)	6	2,503	3,615	(1,112)	31
Net redemptions	(44)	(598)	554	93	(26)	(1,372)	1,346	98
Market appreciation (depreciation)	(12)	(217)	205	94	168	(182)	350	*
Ending assets under management	2,645	2,061	584	28	2,645	2,061	584	28
Average assets under management	2,706	2,380	326	14	2,645	2,823	(178)	6
Total Assets Under Management
Beginning assets under management	37,961	32,963	4,998	15	35,414	32,714	2,700	8
Net purchases (redemptions)	(93)	(711)	618	87	525	(1,258)	1,783	*
Market appreciation (depreciation)	(516)	(2,339)	1,823	78	1,413	(1,543)	2,956	*
Ending assets under management	$37,352	$29,913	$7,439	25	$37,352	$29,913	$7,439	25
Average assets under management	$37,803	$31,653	$6,150	19%	$37,268	$31,960	$5,308	17%
____________

*	Not meaningful.

During the second quarter of 2011, net redemptions in the investment companies that we manage were $218 million and represent an unfavorable change of $90 million from net redemptions of $128 million in the second quarter of 2010. During the most recent quarter, we generated positive net purchases in eleven of our mutual funds, including all five of our Dublin-based UCITS, which collectively added $84 million during the quarter. However these inflows were tempered by net redemptions in our Convertible Fund and a significant reduction in net purchases into our Market Neutral Income Fund, as both funds were closed to new investors in January 2011. We have continued to see interest increase in our global and international equity strategies which all produced significant increases in net purchases for the quarter and year-to-date periods. Assets under management within our investment companies were negatively impacted by market depreciation of $395 million during the three months ended June 30, 2011 compared to market depreciation of $1.8 billion during the three months ended June 30, 2010.

Through the first six months of 2011 the increase in security valuations positively impacted our investment companies assets under management by $1.0 billion compared to a depreciating market of $1.2 billion during the six months ended June 30, 2010. Net purchases in our investment companies were $128 million for the first half of 2011 and represent a favorable change of $288 million from net redemptions of $160 million in the first half of 2010. The elements that drove the quarter-over-quarter variance, coupled with the slowing of net redemptions from our Growth Fund, were also the cause of the variances in the comparable first half periods.

Separate accounts, which represent managed accounts for both institutions and individuals, had combined net purchases of $125 million and $397 million during the second quarter and year-to-date period ended June 30, 2011, respectively, compared to net redemptions of $583 million and $1.1 billion during the prior-year periods. The net purchases in each period of 2011 were driven primarily from our institutional business, including winning our first institutional mandate in Asia as well as our first institutional accounts in international equity and emerging market strategies.  The 2010 redemptions from our managed accounts were driven by our decision in the first quarter of 2010 to increase the account minimums for our convertible-based strategies on separately-managed account platforms. Separate accounts were impacted by market depreciation of $121 million and market appreciation of $425 million during the three and six months ended June 30, 2011, respectively, compared to market depreciation of $569 million and $365 million during the three and six months ended June 30, 2010, respectively.

Financial Overview

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2011	2010	Amount	Percent	2011	2010	Amount	Percent
(in thousands, except margin)
Operating income	$39,348	$29,655	$9,693	33%	$76,663	$60,173	$16,490	27%
Operating margin	42.3%	36.9%	5.4%	15%	41.8%	37.2%	4.5%	12%
Net income attributable to Calamos Asset Management, Inc.	$6,693	$4,670	$2,023	43%	$11,325	$9,481	$1,844	19%

Operating income grew to $39.3 million for the second quarter of 2011, compared with $29.7 million for the same period a year ago. Operating margin improved to 42.3% for the second quarter of 2011, a significant improvement over 36.9% for the year-earlier period. Operating income for the first six months of 2011 grew by 27% to $76.7 million from $60.2 million for the same period a year ago. Operating margin was 41.8% for the first six months of 2011, a significant improvement over 37.2% for the year-earlier period.

In order to gather assets under management, we engage in distribution and underwriting activities, principally with respect to our family of open-end mutual funds. When analyzing our business, we consider the result of these distribution activities on a net revenue basis as they are typically a result of a single open-end mutual fund share purchase. Hence, the result of presenting this information in accordance with generally accepted accounting principles is a reduction to our overall operating margin, as the margin on distribution activities is generally lower than the margins on the remainder of our business. The following table summarizes the net distribution fee margin for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010
(in thousands)
Distribution and underwriting fees	$21,943	$21,264	$44,055	$43,099
Distribution expenses	(18,276)	(16,454)	(36,509)	(33,244)
Amortization of deferred sales commissions	(1,450)	(2,476)	(3,198)	(5,042)
Net distribution fees	$2,217	$2,334	$4,348	$4,813

Net distribution fee margin	10%	11%	10%	11%

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

Revenues

Total revenues increased by $12.5 million, or 15%, to $92.9 million for the three months ended June 30, 2011 from $80.5 million for the comparable prior year. For the six months ended June 30, 2011, total revenues increased by $21.9 million, or 14%, to $183.5 million from $161.6 million for the comparable prior year. The increase was primarily due to higher investment management fees, and distribution and underwriting fees.

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2011	2010	Amount	Percent	2011	2010	Amount	Percent
(in thousands)
Investment management fees	$70,136	$58,467	$11,669	20%	$137,744	$117,037	$20,707	18%
Distribution and underwriting fees	21,943	21,264	679	3	44,055	43,099	956	2
Other	845	735	110	15	1,673	1,460	213	15
Total revenues	$92,924	$80,466	$12,458	15	$183,472	$161,596	$21,876	14

Investment management fees increased 20% in the second quarter of 2011 primarily due to a $6.2 billion, or 19%, increase in average assets under management across all products for the second quarter 2011 versus 2010. Investment management fees from open-end funds increased to $44.7 million for the three months ended June 30, 2011 from $37.2 million for the prior-year period, a result of a $3.8 billion increase in open-end fund average assets under management. Investment management fees from our closed-end funds increased to $12.6 million for the second quarter of 2010 from $11.1 million for the prior-year quarter, due to a $618 million increase in closed-end fund average assets under management. Investment management fees from our separately managed accounts increased to $12.8 million for the three months ended June 30, 2011 from $10.2 million in the prior year again due to an increase in average assets under management of $1.7 billion. Investment management fees as a percentage of average assets under management were 0.74% for the three months ended June 30, 2011 and 2010.

Investment management fees for the first six months of 2011 increased 18% primarily due to a $5.3 billion, or 17%, increase in average assets under management across all products when compared to the first six months of 2010. Investment management fees from open-end funds increased to $88.1 million for the six months ended June 30, 2011 from $73.6 million for the prior-year period, a result of a $3.7 billion increase in open-end fund average assets under management. Investment management fees from our closed-end funds increased to $24.7 million for the first six months of 2011 from $22.1 million for the prior-year period, due to a $534 million increase in closed-end fund average assets under management. Investment management fees from our separately managed accounts increased to $24.9 million for the six months ended June 30, 2011 from $21.3 million in the prior year due to a $1.1 billion increase in average assets under management. Investment management fees as a percentage of average assets under management was 0.75% for the first six months ended June 30, 2011 compared to 0.74% for the first six months ended June 30, 2010.

Distribution and underwriting fees increased by $679,000, or 3%, to $21.9 million for the three months ended June 30, 2011 from $21.3 million for the second quarter 2010. The increase of $679,000 for the second quarter principally results from increasing average assets under management of our open-end funds. Distribution and underwriting fees increased by $1.0 million or 2% to $44.1 million for the six months ended June 30, 2011 from $43.1 million for the first six months of 2010. The improvement for the year-to-date period was mainly due to a $1.5 million increase in distribution fees driven by an increase in open-end fund average assets under management. Distribution and underwriting fees are comprised of asset-based distribution fees received from our family of mutual funds, front-end sales charges on Class A mutual funds and contingent deferred sales charges on certain redemptions of Class B and Class C mutual funds.

The average fee rate earned on contingent deferred sales charges decreases with the average age of the Class B share asset and expires after 6 years. Given that Class B shares are closed to new investors, the average age of the Class B shares will continue to increase over time and will reduce the future average fee rates we receive from contingent deferred sales charges. Consistent with a trend that began in 2010, the percentage of Class I shares continues to increase. Because we do not earn distribution fees from Class I share assets under management, changes in asset-based distribution fees are not expected to be as sensitive to changes in the level of average mutual fund assets under management.

Operating Expenses

Operating expenses increased to $53.6 million and $106.8 million for the three months and six months ended June 30, 2011, respectively, from $50.8 million and $101.4 million in the prior-year periods, reflecting increases in employee compensation and benefits expenses, distribution expenses, and marketing and sales promotion expenses. These increases were offset by a decrease in amortization of deferred sales commissions.

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2011	2010	Amount	Percent	2011	2010	Amount	Percent
(in thousands)
Employee compensation and benefits	$20,209	$18,875	$1,334	7%	$40,841	$39,007	$1,834	5%
Distribution expenses	18,276	16,454	1,822	11	36,509	33,244	3,265	10
Amortization of deferred sales commissions	1,450	2,476	(1,026)	(41)	3,198	5,042	(1,844)	(37)
Marketing and sales promotion	4,691	3,487	1,204	35	8,130	6,219	1,911	31
General and administrative	8,950	9,519	(569)	(6)	18,131	17,911	220	1
Total operating expenses	$53,576	$50,811	$2,765	5	$106,809	$101,423	5,386	5

Employee compensation and benefits expense increased by $1.3 million and $1.8 million for the second quarter and first six months of 2011, respectively, compared to the prior-year periods. This increase is mostly attributable to an increase in performance-based incentive compensation and to a lesser extent increases in salary and benefit compensation. While the number of associates we employ has remained relatively constant over the periods compared, we have reduced staffing levels of our middle- and back-office operations teams and have invested in distribution-focused personnel. These sales-oriented individuals are generally more highly compensated, leading to increases in salary expenses.

Distribution expenses increased by $1.8 million and $3.3 million for the second quarter and first six months of 2011, respectively, when compared to the prior-year periods due to an increase in Rule 12b-1 expenses, which are directly related to changes in average open-end fund assets under management and to the increasing age of Class C share assets. Although the Rule 12b-1 fee rates we paid to broker-dealers and other intermediaries in the three and six months ended June 30, 2011 did not change from the rates paid in the prior year, we expect distribution expense will continue to vary with the change in open-end mutual funds assets under management and with the aging of the Class C share assets. The company retains the distribution fees on Class C shares for a period of 12 months following the initial purchase after which these fees are paid to third party intermediaries and recorded as distribution expenses.

Amortization of deferred sales commissions decreased by $1.0 million and $1.8 million for the second quarter and first six months ended June 30, 2011, respectively, when compared to the prior-year periods due to our decision to discontinue selling Class B shares and the aging of our Class C shares. As a result of our decision to discontinue the sales of Class B mutual fund shares during the second quarter of 2009, the deferred sales commission assets will no longer be replenished by new sales, and as a result, we re-evaluated the estimated remaining useful life of the Class B deferred sales commission assets. Based on this analysis, we adjusted the estimated lives of these assets thus extending the period over which the remaining amortization expense will be recorded and reducing the periodic amortization expense recognized prospectively. As mentioned earlier, once Class C shares age past 12 months they are no longer retained and amortized, but paid to third party intermediaries and recorded as distribution expenses.  Hence, the aging of Class C shares reduces amortization of deferred sales commission, but increases distribution expenses.

Marketing and sales promotion increased by $1.2 million and $1.9 million for the second quarter and first six months ended June 30, 2011, respectively, when compared to the prior year periods, largely the result of selective advertising campaigns used to build awareness about our brand and investment strategies and our increase in supplemental distribution payments to intermediaries, which are positively correlated with the levels mutual fund assets that we manage.

General and administrative expenses decreased by $569,000 for the second quarter ended June 30, 2011, when compared to the same period of the prior year, largely due to the cancellation of software licenses and the full depreciation of fixed assets, partially offset by the increase in professional service fees.  General and administrative expenses increased by $220,000 for the six months ended June 30, 2011, when compared to the same period of the prior year, largely due to professional service fees, partially offset by the cancellation of software licenses and the full depreciation of fixed assets. Increase in professional service fees relate to outsourcing of our middle- and back-office functions, which has resulted in lower software license fees and lower middle- and back-office employee compensation.

Non-operating Activities, Net of Non-controlling Interest in Partnership Investments

The following table summarizes our non-operating activities, net of non-controlling interest in partnership investments for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Change	2011	2010	Change
(in thousands)
Interest income	$53	$102	$(49)	$122	$208	$(86)
Interest expense	(1,662)	(1,950)	288	(3,626)	(3,900)	274
Net interest expense	(1,609)	(1,848)	(239)	(3,504)	(3,692)	188

Investment income	10,713	6,347	4,366	9,049	14,949	(5,900)
Miscellaneous other income	66	165	(99)	103	316	(213)
Investment and other income	10,779	6,512	4,267	9,152	15,265	(6,113)
Non-operating income	9,170	4,664	4,506	5,648	11,573	(5,925)
Net income attributable to non-controlling interest in partnership investments	—	(4)	4	(5)	(11)	6
Non-operating income, net of non- controlling interest in partnership investments	$9,170	$4,660	$4,510	$5,643	$11,562	$(5,919)

Non-operating activities increased income by $9.2 and $5.6 million for the three and six months ended June 30, 2011. The prior year quarter increased income by $4.7 million, while the first half of 2010 added $11.6 million to income. Interest expense declined due to a debt pay down in April of 2011. Investment income for the three and six months ended June 30, 2011 were $10.7 million and $9.0 million, respectively. The main driver of the investment income in the second quarter was realized gains from our tax harvesting strategy, which were partially offset by hedging activities.

The following table provides a summary of the total returns generated on our corporate investment portfolio by combining investment income, which is a component of our non-operating income, with the changes in fair value of certain investment securities that are recorded in accumulated other comprehensive income, which is a component of stockholders’ equity, for the three and six months ended June 30, 2011:

	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
	Non-Operating Income (Loss)	Change in Accumulated Other Comprehensive Income	Total	Non-Operating Income (Loss)	Change in Accumulated Other Comprehensive Income	Total
(in thousands)
Mutual funds and common stock	$13,312	$(12,348)	$964	$16,472	$1,531	$18,003
Partnership investments	(139)	—	(139)	1,146	—	1,146
Equity option contracts	(2,460)	—	(2,460)	(8,569)	—	(8,569)
Investment income (loss)	10,713	(12,348)	(1,635)	9,049	1,531	10,580
Non-controlling interest in partnership investments	—		—	(5)		(5)
Investment portfolio results	$10,713		$(1,635)	$9,044		$10,575
Less: Non-controlling interest in Calamos Holdings LLC		9,649			(1,127)
Deferred income taxes		999			(149)
Change in accumulated other comprehensive income		$(1,700)			$255

Our investment portfolio lost $1.6 million, or 0.4%, and gained $10.6 million, or 2.9%, in the second quarter and first six months of 2011, respectively. These results primarily reflect realized and unrealized gains from our investments in mutual funds and partnerships, partially offset by losses on equity option contracts used to hedge market value fluctuations in the corporate investment portfolio.

Income Taxes

Holdings is subject to certain income-based state taxes; therefore, income taxes reflect not only the portion attributed to us but also income taxes attributable to non-controlling interests. Our effective income tax rate for the three months and six months ended June 30, 2011 was approximately 37.0% and 37.1%, respectively, compared to 37.5% and 37.6% for the comparable prior year periods.

Net Income

Net income attributable to Calamos Asset Management, Inc. was $6.7 million and $11.3 million for the three and six months ended June 30, 2011, respectively, compared to $4.7 million and $9.5 million for the same period in the prior year.

The Calamos Interests has reserved the right to exchange their interest in Calamos Holdings LLC for newly issued Class A common shares. At the time of exchange, the Calamos Interests would be granted Class A common shares with a value equal to the fair value of their ownership in Calamos Holdings LLC received by us. The method for determining the number of shares the Calamos Interests receive upon exchange is described in Section 3 (c) (ii) of Article IV of the Second Amended and Restated Certificate of Incorporation of Calamos Asset Management, Inc. Based upon the number of outstanding shares of Class A common stock at June 30, 2011, and excluding the value of assets we own other than our 21.86% interest in Calamos Holdings LLC, such exchange would result in the Calamos Interests receiving 78.14% of our then outstanding Class A common stock.

Following a complete exchange of the Calamos Interests’ 78.14% ownership interest in Calamos Holdings LLC for newly issued Class A common stock, net income attributable to non-controlling interests in Calamos Holdings LLC would no longer be presented as a separate line item within our consolidated statement of operations because we would then own 100% of Calamos Holdings LLC.

Liquidity and Capital Resources

We manage our liquidity position to ensure adequate resources are available to fund ongoing operations of the business, to provide seed money for new funds and to invest in other corporate strategic initiatives. Our principal sources of liquidity are cash flows from operating activities and our corporate investment portfolio, which is comprised of cash and cash equivalents, investment securities, derivatives and partnership investments. Investment securities are principally comprised of products that we manage. Margin loans are available as an additional source of liquidity.

Our working capital requirements historically have been met through cash generated by operations. We believe cash generated from operations will be sufficient over the foreseeable future to meet our working capital requirements with respect to the foregoing activities and to support future growth. The following table summarizes our principal sources of liquidity as of June 30, 2011 and December 31, 2010:

(in thousands)	June 30, 2011	December 31, 2010	Increase (Decrease)
Cash and cash equivalents	$63,404	$82,870	$(19,466)
Investment securities	350,115	314,215	35,900
Derivatives, net	(1,515)	(1,892)	377
Partnership investments, net of non-controlling interests	22,432	39,981	(17,549)
Total corporate investment portfolio	$434,436	$435,174	$(738)

Calamos Holdings LLC is the borrower of our $92.1 million in long-term debt. The following is a summary of our covenant compliance as of June 30, 2011 with the defined terms and covenants having the same meanings set forth under our amended note purchase agreements:

Covenant	Results as of June 30, 2011
EBITDA/interest expense — not less than 3.0	20.83
Debt/EBITDA — not more than 3.0	0.65
Investment coverage ratio — not less than 1.175	3.84
Net worth — not less than $160 million	$314 million

The following tables summarize key statements of financial condition data relating to our liquidity and capital resources:

(in thousands)	June 30, 2011	December 31, 2010
Statements of financial condition data:
Cash and cash equivalents	$63,404	$82,870
Receivables	32,148	29,671
Investment securities and derivatives, net	348,600	312,323
Partnership investments, net	22,432	39,981
Deferred tax assets, net	71,714	75,717
Deferred sales commissions	7,513	8,515
Long-term debt, including current portion	92,115	125,000

Cash flows for the six months ended June 30, 2011 and 2010 are shown below:

	June 30,
(in thousands)	2011	2010
Cash flow data:
Net cash provided by operating activities	$67,987	$62,589
Net cash used in investing activities	(11,041)	(74,361)
Net cash used in financing activities	(76,412)	(56,954)

Net cash provided by operating activities totaled $68.0 million for the six months ended June 30, 2011. These net cash flows are primarily attributable to investment management and distribution and underwriting fees generated by core business activities, partially offset by staff, distribution, and other operating expenses.

Investing activities for the six months ended June 30, 2011 used cash totaling $11.0 million. The net cash used in investing activities primarily represents seed capital investments in recently introduced Company-managed mutual funds of $30.0 million coupled with net purchases of derivatives of $9.0 million. These flows were partially offset by cash flows of $18.7 million and $12.0 million provided by the liquidation of the Calamos Market Neutral Opportunities Fund LP and the sale of Company-managed mutual funds, respectively.

Net cash used in financing activities totaled $76.4 million for the first six months of 2011, represents pro rata distributions from Calamos Holdings LLC paid to non-controlling interests and common shareholders in the amount of $39.7 million and $3.8 million, respectively, and the repayment of long-term debt of $32.9 million. Distributions from Calamos Holdings LLC to Calamos Asset Management, Inc. are not reflected in the net cash flows used in financing activities; however these distributions increased the cash available exclusively to the common shareholders. We expect cash flows from financing activities to change with tax distributions based on the levels of income that we generate and with our regular quarterly dividend that rose to 9.5 cents per share in the first quarter from 7.5 cents per share in 2010.

Recently Issued Accounting Pronouncements

Accounting guidance that has not yet become effective with respect to our consolidated financial statements is described below, together with our assessment of the potential impact it may have on our consolidated financial statements:

In June 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance that requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. An entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. This guidance is effective for interim and annual periods beginning on or after December 15, 2011, applied prospectively. Our effective date is January 1, 2012. The adoption of this guidance is not expected to have a material impact on our financial position or results of operations.

In May 2011, the FASB issued new guidance to clarify the application of existing fair value measurement requirements and to change particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. This guidance is effective for interim and annual periods beginning on or after December 15, 2011, applied prospectively. Our effective date is January 1, 2012. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

Critical Accounting Policies

Our significant accounting policies are summarized in note 2 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010. A discussion of critical accounting policies is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2010. There were no significant changes in our significant accounting policies or critical accounting policies during the six months ended June 30, 2011.

Other Information

Market Capitalization

Calamos Asset Management, Inc. (CAM) is comprised of two groups of assets: a) CAM’s 21.9% ownership interest in Calamos Holdings LLC and b) assets other than its interest in Calamos Holdings LLC (Other Assets), principally comprised of cash and cash equivalents, affiliate loan, current income tax receivables, and deferred tax assets with a combined book value of $123.1 million. Because CAM controls the operations of Calamos Holdings LLC, CAM presents the entire operations of Calamos Holdings LLC with its own in the consolidated financial statements. The Calamos Interests’ 78.1% ownership in Calamos Holdings LLC is presented as non-controlling interest in the consolidated financial statements. Prior to March 1, 2009, in addition to the approximately 20 million outstanding Class A common shares, we added 77 million shares to reflect Calamos Interests in Calamos Holdings LLC. The resulting share count provided a reasonable proxy for the number of shares used in determining the market capitalization of the fully consolidated company.

Effective March 1, 2009, CAM de-unitized its ownership structure and as a result, Calamos Interests’ ownership in Calamos Holdings LLC is no longer reflected in the diluted share count presented in CAM’s financial statements. Therefore, the determination of the market capitalization of the fully consolidated business cannot be easily determined by the product of share price and weighted average number of shares. There is a divergence within the financial community on how to calculate CAM’s market capitalization with some basing it solely on the outstanding share count of CAM’s Class A common stock and others grossing-up CAM’s outstanding Class A shares by its 21.9% ownership in Calamos Holdings LLC. The following illustration and accompanying table highlight the uniqueness of CAM’s ownership structure in determining the fully consolidated market capitalization. This illustration is based on the closing price of CAM’s Class A common stock of $14.52 on June 30, 2011.

As previously stated, in addition to the approximate 21.9% ownership in Calamos Holdings LLC, CAM owns certain Other Assets. These assets include cash and cash equivalents, affiliate loan and current income tax receivables with a book value of $51.4 million, which approximates fair value, as well as net deferred tax assets with a book value of $71.7 million. The most significant deferred tax asset relates to an election made under section 754 of the Internal Revenue Code following CAM’s initial public offering that expires in 2019, which allows CAM to reduce future income tax payments by approximately $8.0 million annually. The net present value of the net deferred tax assets would be approximately $44.3 million if a hypothetical 12% discount rate were applied over the remaining life of the assets. Using this assumption, Other Assets would collectively have a discounted present value of approximately $95.7 million, or $4.75 per share. Assuming CAM’s stock price fully reflects the Other Assets’ discounted present value of $4.75 per share, it can be inferred that CAM’s remaining stock price of $9.77 ($14.52 — $4.75) would be attributable to CAM’s 21.9% ownership interest in Calamos Holdings LLC.

With these assumptions, the market capitalization associated with CAM’s ownership in Calamos Holdings LLC can be estimated by multiplying CAM’s share price attributable to Calamos Holdings LLC ($9.77) by the number of CAM’s Class A common shares outstanding (20.1 million) to yield an estimated market capitalization of $196.6 million as of June 30, 2011. This result, however, must be divided by CAM’s 21.9% ownership of Calamos Holdings LLC to determine the total implied market capitalization of Calamos Holdings LLC of $899.1 million. Adding the discounted present value of CAM’s Other Assets ($95.7 million) to the market capitalization of Calamos Holdings LLC indicates that the fully consolidated market capitalization of CAM would be approximately $994.8 million as of June 30, 2011.

The above example assumes that CAM’s stock price reflects the entire discounted present value of the Other Assets. If, however, no value were ascribed to the Other Assets, the fully consolidated market capitalization of CAM would be estimated at $1.3 billion as presented in the following table.

The following calculation summarizes CAM’s fully consolidated market capitalization both including and excluding the discounted present value of assets owned exclusively by CAM, which does not take into consideration premiums or discounts for control or marketability:

	No Recognition of CAM’s Other Assets		Full Recognition of CAM’s Other Assets
(in thousands, except share data)	Ownership in Calamos Holdings LLC	Other Assets	Ownership in Calamos Holdings LLC	Other Assets
Divide:
Discounted value of CAM’s Other Assets		—		$95,663
Class A shares outstanding at June 30, 2011		20,125,647		20,125,647
Discounted value per share of CAM’s Other Assets		—		$4.75
Multiply:
Share price attributed to assets	$14.52	—	$9.77	$4.75
Class A shares outstanding at June 30, 2011	20,125,647	20,125,647	20,125,647	20,125,647
Market capitalization of outstanding shares	$292,224	—	$196,561	$95,663
Divide by:
CAM’s percentage ownership	21.9%	100%	21.9%	100%
Market capitalization associated with CAM’s assets	$1,336,672	—	$899,099	$95,663
Fully consolidated market capitalization	$1,336,672		$994,762

Similarly, our Board of Directors may be required to determine the fair values of CAM’s assets. This requirement would be necessitated should the Calamos Interests choose to exchange their ownership interest in Calamos Holdings LLC for shares of CAM’s Class A common stock (the Exchange). Effective March 1, 2009, the Exchange provisions as set forth in CAM’s Schedule 14C filed with the Securities and Exchange Commission on January 12, 2009 require that the Exchange be based on a fair value approach. Assuming that our Board of Directors used the market price of CAM’s Class A share common stock as the basis for determining fair value, the following table presents a likely range of the number of CAM shares of Class A common stock that the Calamos Interests would have received upon Exchange at June 30, 2011:

(in thousands, except share data)	No Recognition of CAM’s Other Assets	Full Recognition of CAM’s Other Assets
Market capitalization associated with CAM’s investment in Calamos Holdings (see table above)	$1,336,672	$899,099
Multiply by:
Calamos Interests ownership in Calamos Holdings LLC(1)	78.1%	78.1%
Calamos Interests’ value exchanged for Class A common stock	$1,044,446	702,536
Divide by:
Share price of CAM Class A common stock	$14.52	$14.52
Shares issued to the Calamos Interests upon Exchange	71,931,535	48,384,017
____________

(1)	The ownership percentage presented in the table has been approximated for presentation purposes yet the values presented are derived from the precise ownership percentage.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

An analysis of our market risk was included in our Annual Report on Form 10-K for the year ended December 31, 2010. There were no material changes to the Company’s market risk during the six months ended June 30, 2011.

Item 4. Controls and Procedures

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2011, and has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in the Company’s internal control over financial reporting that occurred during our second quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

As previously reported, the Company and Calamos Advisors LLC, an indirect subsidiary, were named as defendants in a class action complaint filed on July 15, 2010 (Christopher Brown et al. v John P. Calamos, Sr. et al., No. 10-CV-04422 (N.D. Ill.)) by a putative common shareholder of the Calamos Convertible Opportunities and Income Fund (CHI). This action was voluntarily dismissed by plaintiff in the U.S. District Court and re-filed in the Circuit Court of Cook County, Illinois on September 13, 2010 (Christopher Brown et al. v John P. Calamos, Sr. et al., Civil Action No. 10CH39590). Other defendants include CHI, current and former trustees of CHI, John P. Calamos, Sr., Weston W. Marsh, John E. Neal, William R. Rybak, Stephen B. Timbers, David D. Tripple, Joe F. Hanauer, and unspecified defendants John and Jane Does 1-100. The plaintiff alleges that the Company and Calamos Advisors aided and abetted the individual defendants' alleged breaches of fiduciary duty and were unjustly enriched in connection with the redemption of auction rate preferred securities of CHI. As to the Company and Calamos Advisors, the plaintiff is seeking: (i) declaratory judgments that the Company and Calamos Advisors aided and abetted the individual defendants' alleged breaches of fiduciary duty and were unjustly enriched; (ii) an injunction against the Company and Calamos Advisors serving as advisor or otherwise earning fees for services to CHI; (iii) an unspecified amount of monetary relief plus interest; (iv) an award of attorney's fees and expenses; and (v) such other and further relief, including punitive damages, as may be available to the plaintiff and the class that plaintiff seeks to represent. On October 13, 2010, the defendants removed this action from the Circuit Court of Cook County, Illinois to the U.S. District Court for the Northern District of Illinois (Christopher Brown et al. v John P. Calamos, Sr. et al., No. 10-CV-06558 (N.D. Ill.)) and also moved to dismiss the complaint. On November 5, 2010, plaintiff moved to remand the case to the Circuit Court of Cook County. On March 14, 2011, the district court denied plaintiff's motion to remand and dismissed the case. Plaintiff has appealed that ruling to the United States Court of Appeals for the Seventh Circuit, where the case is now pending.

The Company and Calamos Advisors LLC were named as defendants in a class action complaint filed on September 14, 2010 (Russell Bourrienne et al. v John P. Calamos, Sr. et al., No. 10-CV-5833 (N.D. Ill.)) by a putative common shareholder of the Calamos Convertible Opportunities and Income Fund (CHI). This action was voluntarily dismissed by plaintiff in the U.S. District Court and re-filed in Circuit Court of Cook County, Illinois on October 18, 2010 (Russell Bourrienne et al. v John P. Calamos, Sr. et al., No. 10CH45119 ). Other defendants include current and former trustees of CHI, John P. Calamos, Sr., Weston W. Marsh, John E. Neal, William R. Rybak, Stephen B. Timbers, David D. Tripple, Joe F. Hanauer and unspecified defendants John and Jane Does 1-100. The plaintiff alleges that the Company and Calamos Advisors aided and abetted the individual defendants' alleged breaches of fiduciary duty and were unjustly enriched in connection with the redemption of auction rate preferred securities of CHI. As to the Company and Calamos Advisors, the plaintiff is seeking: (i) declaratory judgments that the Company and Calamos Advisors aided and abetted the individual defendants' alleged breaches of fiduciary duty and were unjustly enriched; (ii) an injunction against serving as advisor or otherwise earning fees for services to CHI; (iii) an unspecified amount of monetary relief plus interest; (iv) an award of attorney's fees and expenses; and (v) such other and further relief, including punitive damages, as may be available to the plaintiff and the class that plaintiff seeks to represent. On November 12, 2010, the defendants removed this action from the Circuit Court of Cook County, Illinois to the U.S. District Court for the Northern District of Illinois (Russell Bourrienne et al. v John P. Calamos, Sr. et al., No. 10-CV-07295 (N.D. Ill.)). Defendants moved to dismiss the complaint, and on August 4, 2011, the U.S. District Court granted defendant's motion.

The Company and Calamos Advisors LLC were named as defendants in a class action complaint filed on August 13, 2010 (Rutgers Casualty Insurance Company et al. v John P. Calamos, Sr. et al., No. 10-CV-5106 (N.D. Ill.)) by a putative common shareholder of the Calamos Convertible and High Income Fund (CHY). This action was voluntarily dismissed by plaintiff in the U.S. District Court and re-filed in Circuit Court of Cook County, Illinois on December 22, 2010 (Rutgers Casualty Insurance Company et al. v John P. Calamos, Sr. et al., No. 10CH53998). Other defendants include CHY, current and former trustees of CHY, John P. Calamos, Sr., Nick P. Calamos, Weston W. Marsh, John E. Neal, William R. Rybak, Stephen B. Timbers, David D. Tripple, Joe F. Hanauer and unspecified defendants John and Jane Does 1-100. The plaintiff alleges that the Company and Calamos Advisors aided and abetted the individual defendants' alleged breaches of fiduciary duty and were unjustly enriched in connection with the redemption of auction rate preferred securities of CHY. As to the Company and Calamos Advisors, the plaintiff is seeking: (i) declaratory judgments that the Company and Calamos Advisors aided and abetted the individual defendants' alleged breaches of fiduciary duty and were unjustly enriched; (ii) an injunction against serving as advisor or otherwise earning fees for services to CHY; (iii) an unspecified amount of monetary relief plus interest; (iv) an award of attorney's fees and expenses; and (v) such other and further relief, including punitive damages, as may be available to the plaintiff and the class that plaintiff seeks to represent. On January 21, 2011,the defendants removed this action from the Circuit Court of Cook County, Illinois to the U.S. District Court for the Northern District of Illinois (Rutgers Casualty Insurance Company et al. v John P. Calamos, Sr. et al., No. 11-CV-00462 (N.D. Ill.)). Defendants have also moved to dismiss the complaint, and plaintiff has moved to remand the case to the Circuit Court of Cook County.  The case is currently awaiting decision of those motions.

The Company and Calamos Advisors believe that these lawsuits are without merit and intend to defend themselves vigorously against these allegations.

In the normal course of business, we may be party to various legal proceedings from time to time. Currently, there are no other legal proceedings that management believes would have a material effect on our consolidated financial position or results of operations.

Item 5. Other Information

Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on July 21, 2011 and we reported the voting results in a Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on July 26, 2011.  Based on the Board of Directors’ recommendation in the related proxy statement regarding the frequency of a stockholder vote on executive compensation and the voting results, we adopted a policy to hold the advisory vote on compensation paid to our named executive officers annually.

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

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

31.1	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

31.2	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALAMOS ASSET MANAGEMENT, INC.
(Registrant)
Date: August 5, 2011	By: /s/ Nimish S. Bhatt
Nimish S. Bhatt
SVP, Interim Chief Financial Officer and Director of Operations

Exhibit 31.1

Certification of Principal Executive Officer

I, John P. Calamos, Sr., certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Calamos Asset Management, Inc.;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

August 5, 2011 /s/ John P. Calamos, Sr.
John P. Calamos, Sr.
Chairman, Chief Executive Officer
and Co-Chief Investment Officer
(Principal Executive Officer)

Exhibit 31.2

Certification of Principal Financial Officer

I, Nimish S. Bhatt, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Calamos Asset Management, Inc.;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

August 5, 2011 /s/ Nimish S. Bhatt
Nimish S. Bhatt
SVP, Interim Chief Financial Officer
and Director of Operations
(Principal Financial Officer)

Exhibit 32.1

Certifications Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Calamos Asset Management, Inc. (“Company”) on Form 10-Q for the quarter ended June 30, 2011 (the “Report”), the undersigned officer of the Company certifies, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to his knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained and incorporated by reference in the Report fairly presents, in all material respects, the financial condition and results of operations of Calamos Asset Management, Inc.

August 5, 2011

/s/ John P. Calamos, Sr.
John P. Calamos, Sr.
Chairman, Chief Executive Officer
and Co-Chief Investment Officer
(Principal Executive Officer)

A signed original of this written statement has been provided to Calamos Asset Management, Inc. and will be retained by Calamos Asset Management, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 32.2

Certifications Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Calamos Asset Management, Inc. (“Company”) on Form 10-Q for the quarter ended June 30, 2011 (the “Report”), the undersigned officer of the Company certifies, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to the officer’s knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained and incorporated by reference in the Report fairly presents, in all material respects, the financial condition and results of operations of Calamos Asset Management, Inc.

August 5, 2011

/s/ Nimish S. Bhatt
Nimish S. Bhatt
SVP, Interim Chief Financial Officer
and Director of Operations
(Principal Financial Officer)

A signed original of this written statement has been provided to Calamos Asset Management, Inc. and will be retained by Calamos Asset Management, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.