Form 10-Q
period 2011-09-30
Calamos Asset Management, Inc. /DE/
filed 2011-11-08
CIK 1299033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-Q
________________

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED:

September 30, 2011

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

At October 31, 2011, the company had 20,126,757 shares of Class A common stock and 100 shares of Class B common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share data)

	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$82,000	$82,870
Receivables:
Affiliates and affiliated funds	17,990	19,320
Customers	11,707	10,351
Investment securities	305,661	314,215
Derivative assets	7,287	4,026
Partnership investments, net	20,269	41,678
Prepaid expenses	3,293	3,087
Deferred tax assets, net	9,237	8,757
Other current assets	909	1,481
Total current assets	458,353	485,785
Non-current assets:
Deferred tax assets, net	62,809	66,960
Deferred sales commissions	6,388	8,515
Property and equipment, net of accumulated depreciation ($51,615 at September 30, 2011 and $47,512 at December 31, 2010)	23,986	26,745
Other non-current assets	983	1,241
Total non-current assets	94,166	103,461
Total assets	$552,519	$589,246
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current liabilities:
Distribution fees payable	$16,120	$16,560
Accrued compensation and benefits	18,444	21,411
Current portion of long-term debt	—	32,885
Interest payable	1,240	3,026
Derivative liabilities	926	5,918
Accrued expenses and other current liabilities	5,465	3,906
Total current liabilities	42,195	83,706
Long-term liabilities:
Long-term debt	92,115	92,115
Deferred rent	9,450	9,456
Other long-term liabilities	665	577
Total long-term liabilities	102,230	102,148
Total liabilities	144,425	185,854
STOCKHOLDERS’ EQUITY
Class A Common Stock, $0.01 par value; authorized 600,000,000 shares; 24,126,757 shares issued and 20,126,757 shares outstanding at September 30, 2011; 23,942,317 shares issued and 19,942,317 shares outstanding at December 31, 2010	241	239
Class B Common Stock, $0.01 par value; authorized 1,000 shares; 100 shares issued and outstanding at September 30, 2011 and December 31, 2010	0	0
Additional paid-in capital	213,789	212,256
Retained earnings	69,998	59,895
Accumulated other comprehensive income (loss)	(1,172)	5,841
Treasury stock at cost; 4,000,000 shares at September 30, 2011 and December 31, 2010	(95,215)	(95,215)
Calamos Asset Management, Inc. stockholders’ equity	187,641	183,016
Non-controlling interest in Calamos Investments LLC (Calamos Interests)	220,453	218,679
Non-controlling interest in partnership investments	—	1,697
Total non-controlling interest	220,453	220,376
Total stockholders’ equity	408,094	403,392
Total liabilities and stockholders’ equity	$552,519	$589,246

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Nine Months Ended September 30, 2011 and 2010
(in thousands, except share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
REVENUES
Investment management fees	$65,646	$57,572	$203,390	$174,609
Distribution and underwriting fees	20,041	20,118	64,096	63,217
Other	796	729	2,469	2,189
Total revenues	86,483	78,419	269,955	240,015
EXPENSES
Employee compensation and benefits	19,458	18,287	60,299	57,294
Distribution expenses	16,797	15,931	53,306	49,175
Amortization of deferred sales commissions	1,760	2,198	4,958	7,240
Marketing and sales promotion	4,285	3,264	12,415	9,483
General and administrative	11,452	8,128	29,583	26,039
Total operating expenses	53,752	47,808	160,561	149,231
Operating income	32,731	30,611	109,394	90,784
NON-OPERATING INCOME
Net interest expense	(1,428)	(1,852)	(4,932)	(5,544)
Investment and other income	14,038	5,467	23,190	20,732
Total non-operating income	12,610	3,615	18,258	15,188
Income before income tax provision	45,341	34,226	127,652	105,972
Income tax provision	4,938	2,598	11,895	8,840
Net income	40,403	31,628	115,757	97,132
Net income attributable to non-controlling interest in Calamos Investments LLC (Calamos Interests)	(35,794)	(26,883)	(99,818)	(82,895)
Net income attributable to non-controlling interest in partnership investments	—	(52)	(5)	(63)
Net income attributable to Calamos Asset Management, Inc.	$4,609	$4,693	$15,934	$14,174

Earnings per share:
Basic	$0.23	$0.24	$0.79	$0.71
Diluted	$0.22	$0.23	$0.77	$0.70

Weighted average shares outstanding:
Basic	20,126,628	19,894,637	20,095,973	19,869,974
Diluted	20,636,776	20,143,747	20,578,804	20,153,369

Cash dividends per share	$0.095	$0.075	$0.285	$0.225

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2011
(in thousands)
(unaudited)

	CALAMOS ASSET MANAGEMENT, INC. STOCKHOLDERS					Non- controlling interest in Calamos	Non-
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Investments LLC (Calamos Interests)	controlling interest in partnership investments	Total
Balance at Dec. 31, 2010	$239	$212,256	$59,895	$5,841	$(95,215)	$218,679	$1,697	$403,392
Net income	—	—	15,934	—	—	99,818	5	115,757
Changes in unrealized losses on available-for- sale securities, net of income taxes	—	—	—	(3,189)	—	(17,937)	—	(21,126)
Reclassification adjustment for realized gains on available-for-sale securities included in income, net of income taxes	—	—	—	(3,896)	—	(22,092)	—	(25,988)
Total comprehensive income								68,643
Issuance of common stock (184,440 Class A common shares)	2	(2)	—	—	—	—	—	—
Cumulative impact of changes in ownership of Calamos Investments LLC	—	253	(3)	72	—	(1,364)	—	(1,042)
Compensation expense recognized under stock incentive plans	—	1,282	—	—	—	4,585	—	5,867
Dividend equivalent accrued under stock incentive plans	—	—	(92)	—	—	(327)	—	(419)
Liquidation of Calamos Market Neutral Opportunities Fund LP	—	—	—	—	—	—	(1,702)	(1,702)
Distribution to non-controlling interests	—	—	—	—	—	(60,909)	—	(60,909)
Dividends declared	—	—	(5,736)	—	—	—	—	(5,736)
Balance at September 30, 2011	$241	$213,789	$69,998	$(1,172)	$(95,215)	$220,453	$—	$408,094

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2011 and 2010
(in thousands)
(unaudited)

	2011	2010
Cash and cash equivalents at beginning of period	$82,870	$145,431
Cash flows from operating activities:
Net income	115,757	97,132
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	4,958	7,240
Other depreciation and amortization	4,342	6,457
Loss on write-off of property and equipment	1	119
Deferred rent	(6)	28
Change in unrealized lossess (gains) on CFS securities, derivative assets, derivative liabilities and partnership investments, net	813	(1,550)
Net realized gain on sale of investment securities, derivative assets, derivative liabilities and partnership investments, net	(21,482)	(16,074)
Deferred tax asset valuation allowance	1,200	—
Deferred taxes, net	6,593	6,849
Stock based compensation	5,867	7,011
Employee taxes paid on vesting under stock incentive plans	(1,038)	(1,021)
(Increase) decrease in assets:
Receivables:
Affiliates and affiliated funds, net	1,330	(31)
Customers	(1,356)	(673)
Deferred sales commissions	(2,831)	(3,923)
Other assets	675	(102)
Increase (decrease) in liabilities:
Distribution fees payable	(440)	(845)
Accrued compensation and benefits	(2,967)	777
Accrued expenses and other liabilities	(558)	(1,613)
Net cash provided by operating activities	110,858	99,781
Cash flows used in investing activities:
Net additions to property and equipment	(1,645)	(1,489)
Purchase of investment securities	(188,775)	(361,360)
Proceeds from sale of investment securities	168,512	295,512
Net purchases of derivatives	(9,050)	(9,776)
Net changes in partnership investments	18,757	(235)
Net cash used in investing activities	(12,201)	(77,348)
Cash flows used in financing activities:
Repayment of debt	(32,885)	—
Deferred tax benefit on vesting under stock incentive plans	3	(59)
Distributions paid to non-controlling interests	(60,909)	(69,915)
Cash dividends paid to common stockholders	(5,736)	(4,465)
Net cash used in financing activities	(99,527)	(74,439)
Net decrease in cash	(870)	(52,006)
Cash and cash equivalents at end of period	$82,000	$93,425
Supplemental disclosure of cash flow information:
Cash paid for:
Income taxes, net	$2,788	$2,691
Interest	$6,003	$6,816

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1) Organization and Description of Business

Calamos Asset Management, Inc. (CAM) is a holding company and as of September 30, 2011 owned 21.9% of Calamos Investments LLC (Calamos Investments, formerly known as Calamos Holdings LLC). CAM, together with Calamos Investments and Calamos Investments’ subsidiaries (the Company), operates the investment advisory and distribution services businesses reported within these consolidated financial statements. CAM operates and controls all of the business and affairs of Calamos Investments and, as a result of this control, consolidates the financial results of Calamos Investments with its own financial results. The remaining 78.1% ownership interest in Calamos Investments is held by Calamos Family Partners, Inc. (CFP) and John P. Calamos, Sr. (collectively Calamos Interests), which interest in accordance with applicable rules, is reflected and referred to within these consolidated financial statements as “non-controlling interests in Calamos Investments LLC”. As shown in the diagram below, CFP also owns all of CAM’s outstanding Class B common stock, which represents 97.5% of the combined voting power of all classes of CAM’s voting stock. The graphic below illustrates our organizational and ownership structure as of September 30, 2011:

Calamos Family Partners, Inc.
Public Stockholders
Class B Common Stock, 97.5% Combined Voting Interest (less than 1% Economic Interest)
Class A Common Stock, 2.5% Combined Voting Interest (greater than 99% Economic Interest)(2)
Calamos Asset Management, Inc. NASDAQ: CLMS (Holding Company)
78.1% Economic Interest(1)
21.9% Economic Interest
Calamos Investments LLC (f/k/a Calamos Holdings LLC)
Calamos Financial Services LLC (U.S. Distributor)
Calamos Advisors LLC, Calamos Wealth Management LLC and Calamos Partners LLC (U.S. Investment Advisors)
Calamos International LLP (U.K. Investment Advisor and Distributor)

_________________
(1)	Represents combined economic interest of Calamos Family Partners, Inc. and John P. Calamos, Sr. who is also a member of Calamos Investments LLC.
(2)
Represents combined economic interest of all public stockholders, including John P. Calamos, Sr., Nick Calamos and John P. Calamos, Jr.’s combined 5.52% ownership interest of Class A common stock. The calculation of ownership interest includes vested stock options.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Company primarily provides investment advisory services to individuals and institutional investors through a series of investment products that include open-end mutual funds, closed-end funds, separate accounts, offshore funds and partnerships. The subsidiaries through which the Company provides these services include: Calamos Advisors LLC, a Delaware limited liability company and registered investment advisor; Calamos Financial Services LLC (CFS), a Delaware limited liability company and registered broker-dealer; Calamos Partners LLC (CPL), a Delaware limited liability company and registered investment advisor; Calamos Wealth Management LLC, a Delaware limited liability company and registered investment advisor; and Calamos International LLP, a United Kingdom limited liability partnership, registered investment advisor with the Financial Services Authority, and a global distributor of the Offshore Funds and Company products.

(2) Summary of Significant Accounting Polices

Basis of Presentation

The consolidated financial statements as of September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010 have not been audited by the Company’s independent registered public accounting firm. In the opinion of management, these statements contain all adjustments, including those of a normal recurring nature, necessary for fair presentation of the financial condition and results of operations. The results for the interim periods presented are not necessarily indicative of the results to be obtained for a full fiscal year. Certain amounts for the prior year have been reclassified to conform to the current year’s presentation. This Form 10-Q filing should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The Calamos Interests’ combined 78.1% and 78.3% interest in Calamos Investments at September 30, 2011 and 2010, respectively, is represented as non-controlling interest in Calamos Investments LLC in the Company’s financial statements. Non-controlling interest in Calamos Investments LLC is derived by multiplying the historical equity of Calamos Investments by the Calamos Interests’ aggregate ownership percentage for the periods presented. Issuances and repurchases of CAM’s common stock may result in changes to CAM’s ownership percentage and to the non-controlling interests’ ownership percentage of Calamos Investments. The Company’s corresponding changes to stockholders’ equity are reflected in the consolidated statement of changes in stockholders’ equity. Net income is allocated to non-controlling interests based on the average ownership interest during the period in which the income is earned, with the exception of income and expenses that relate specifically to CAM, which is allocated 100% to CAM.

CPL, a subsidiary of Calamos Investments, was the general partner of Calamos Market Neutral Opportunities Fund LP (Partnership) a private investment partnership that was primarily comprised of highly liquid marketable securities. During the first quarter of 2011 the Partnership was liquidated. Prior to its liquidation, substantially all the activities of the Partnership were conducted on behalf of the Company and its related parties; therefore, the Company consolidated the financial results of the Partnership into its results.

For the periods presented prior to the liquidation of the Partnership, the assets and liabilities of the Partnership are presented on a net basis within partnership investments, net in the consolidated statements of financial condition, the net income is included in investment and other income in the consolidated statements of operations, and the change in partnership investments is included in the net changes in partnership investments in the consolidated statements of cash flows. The Partnership is presented on a net basis in order to provide more clarity to the financial position and results of the core operations of the Company. The non-controlling interests of the Partnership are presented as non-controlling interests in partnership investments in stockholders’ equity in our consolidated statement of financial condition.

The Company holds non-controlling interests in certain other partnership investments that are included in partnership investments, net in the consolidated statements of financial condition. These other partnership investments are accounted for under the equity method.

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP). Actual results could differ from these estimates and assumptions.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. During the third quarter the Company recorded a $1.2 million valuation allowance to reduce our deferred income tax assets to the amount that is more likely than not to be realized based on available evidence at the time the estimate was made. The valuation allowance on the deferred tax assets relates to our capital loss carryforward. Determining the valuation allowance requires management to make significant judgments and assumptions. In determining the valuation allowance we used historical and forecasted future realized and unrealized gains and losses on our investment, ongoing tax planning strategies, and forecasts of future taxable income. Each quarter we re-evaluate our estimate related to the valuation allowance, including our assumptions about future taxable income.

During the year there were no additional changes to the Company’s significant accounting policies or estimates. For a comprehensive disclosure of the Company’s significant accounting policies, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

 (3) Investment Securities

The following tables provide a summary of investment securities owned as of September 30, 2011 and December 31, 2010. As a registered broker-dealer, CFS is required to carry all investment securities it owns (CFS Securities) at fair value and record all changes in fair value in current earnings. Therefore, changes in unrealized gains and losses on CFS Securities, as well as realized gains and losses on all investment securities, are included in investment and other income in the consolidated statements of operations.

	September 30, 2011
(in thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
Mutual Funds
Equity	$173,799	$11,389	$(21,876)	$163,312
Fixed income	86,153	34	(3,443)	82,744
Low-volatility equity	47,581	8,874	(1,403)	55,052
Other	1,650	24	(370)	1,304
Total available-for-sale securities	$309,183	$20,321	$(27,092)	$302,412
CFS Securities:
Mutual Funds
Equity	$3,004	$122	$—	$3,126
Common Stock	56	67	—	123
Total CFS Securities	$3,060	$189	$—	$3,249
Total investment securities				$305,661

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

Of the $305.5 million and $314.1 million investments in mutual funds at September 30, 2011 and December 31, 2010, respectively, $263.8 million and $270.9 million were invested in affiliated mutual funds.

The aggregate fair value of available-for-sale investment securities that were in an unrealized loss position at September 30, 2011 and December 31, 2010 was $229.6 million and $83.1 million, respectively. The cumulative losses on securities that had been in a continuous loss position for 12 months or longer were $3.4 million as of September 30, 2011.

At September 30, 2011 and December 31, 2010, the Company believes that the unrealized losses attributed to its mutual fund investments are only temporary in nature, as these losses are a result of short-term declines in the net asset value of the funds. Further, the Company has the intent and ability to hold these securities for a period of time sufficient to allow for recovery of the market value.

The table below summarizes information on available-for-sale securities as well as unrealized gains (losses) on CFS Securities for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010
Available-for-sale securities:
Proceeds from sale	$72,431	$147,771	$168,512	$295,512
Gross realized gains on sales	$8,762	$5,078	$23,130	$21,292
Unrealized gains (losses)	$(43,337)	$22,197	$(22,958)	$15,051
Net gains reclassified out of accumulated other comprehensive income to earnings	$9,426	$1,845	$28,274	$16,205

CFS securities:
Unrealized gains (losses)	$(1,219)	$369	$(715)	$298

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
 (4) Derivative Assets and Liabilities

In order to reduce the volatility in fair value of the Company’s corporate investment portfolio, the Company uses exchange traded equity option contracts as an economic hedge against price changes in its investment securities. The Company’s investment securities, totaling $305.7 million at September 30, 2011, consist primarily of positions in several Calamos equity, fixed income and low-volatility equity mutual funds. The equity price risk in the investment securities is hedged using exchange-traded put and call option contracts on several major equity market indices that correlate most closely with the change in value of the portfolio being hedged. The use of both purchased put and sold call contracts is part of a single strategy to minimize downside risk in the hedged portfolio, while participating in a portion of the upside of a market rally. The Company may adjust its hedge position in response to movement and volatility in prices and changes in the composition of the hedged portfolio, but generally is not actively buying and selling contracts.

The fair value of purchased puts and sold call contracts are reported on a gross basis in derivative assets and derivative liabilities, respectively, in the consolidated statements of financial condition. Net gains and losses on these contracts are reported in investment and other income in the consolidated statements of operations with net gains of $7.8 million and net losses of $3.8 million for the three months ended September 30, 2011 and 2010, respectively. Net losses of $798,000 and $7.3 million were recorded for the nine months ended September 30, 2011 and 2010, respectively. The Company is using these derivatives for risk management purposes but has not designated the contracts as hedges for accounting purposes.

(5) Partnership Investments

Presented below are the underlying assets and liabilities of the Partnership and other partnerships that the Company reports on a net basis and the investments accounted for under the equity method. These investments are presented as partnership investments, net in its consolidated statements of financial condition as of September 30, 2011 and December 31, 2010.

(in thousands)	September 30, 2011	December 31, 2010
Partnership:
Deposits with broker	$—	$11,128
Securities owned	—	16,365
Securities sold but not yet purchased	—	(7,175)
Accrued expenses and other current liabilities	—	(62)
Other current assets	—	69
Partnership, net	—	20,325
Investment in other partnerships	20,269	21,353
Partnership investments, net	$20,269	$41,678

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

During the second quarter of 2011, the Company received additional proceeds of $107,000, realized as capital gains, associated with the liquidation of the Partnership. These proceeds were previously retained to cover possible expenses associated with the liquidation of the Partnership, which did not materialize.

During the second quarter of 2011, the Company sold part of another partnership investment for total proceeds of $20.3 million and realized capital gains of $2.7 million. This transaction was executed as a part of the Company’s tax harvesting strategy to utilize tax loss carry-forwards that was implemented during 2010. The proceeds from the sale were reinvested into the partnership.

As of September 30, 2011 and December 31, 2010, the Company held a non-controlling interest in certain other partnership investments and accounted for these investments using the equity method. These investments are presented collectively as investments in other partnerships in the table above.

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

Investments are presented in the consolidated financial statements at fair value in accordance with GAAP. Investments in mutual funds are stated at fair value based on end of day published net asset values of shares owned by the Company. Investments in securities traded on a national securities exchange are stated at the last reported sales price on the day of valuation. Other securities, including derivatives, traded in the over-the-counter market and listed securities for which no sale was reported on that date are stated at the last quoted bid price. However, short sales positions and call options written are reported at the last quoted asked price. Convertible bonds and other securities for which quotations are not readily available are valued at fair value based on observable inputs such as market prices for similar instruments as validated by third party pricing agencies and the Company’s prime broker.

The following tables provide the hierarchy of inputs used to derive the fair value of the Company’s money market funds, investment securities, derivative assets and liabilities, and securities and derivatives owned and securities sold but not yet purchased by the Partnership as of September 30, 2011 and December 31, 2010, respectively.

		Fair Value Measurements Using
(in thousands)	September 30, 2011	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)
Cash and cash equivalents
Money market funds	$31,754	$31,754	$—
Investment securities (Note 3)
Mutual Funds
Equity	166,438	166,438	—
Fixed income	82,744	82,744	—
Low-volatility equity	55,052	55,052	—
Other	1,304	1,304	—
Total mutual funds	305,538	305,538	—
Common stock	123	123	—
Investment securities	305,661	305,661	—

Derivative assets (Note 4)
Exchange-traded put option contracts	7,287	7,287	—
Derivative liabilities (Note 4)
Exchange-traded call option contracts	(926)	(926)	—
	6,361	6,361	—
Total	$343,776	$343,776	$—

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

		Fair Value Measurements Using
(in thousands)	December 31, 2010	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)
Cash and cash equivalents
Money market funds	$35,392	$35,392	$—
Investment securities (Note 3)
Mutual Funds
Equity	165,598	165,598	—
Fixed income	89,305	89,305	—
Low-volatility equity	57,798	57,798	—
Other	1,388	1,388	—
Total mutual funds	314,089	314,089	—
Common stock	126	126	—
Investment securities	314,215	314,215	—

Derivative assets (Note 4)
Exchange-traded put option contracts	4,026	4,026	—
Derivative liabilities (Note 4)
Exchange-traded call option contracts	(5,918)	(5,918)	—
Securities and derivatives owned by the Partnership (Note 5)
Convertible bonds	16,140	—	16,140
Purchased options	145	145	—
Common stocks	80	80	—
	16,365	225	16,140
Securities sold but not yet purchased of the Partnership (Note 5)
Common stocks	(7,165)	(7,165)	—
Exchange-traded call option contracts	(10)	(10)	—
	(7,175)	(7,175)	—
Total	$356,905	$340,765	$16,140

(7) Fair Value of Financial Instruments

The fair value of long-term debt, which has a carrying value of $92.1 million, was approximately $108.8 million at September 30, 2011. Fair value estimates are calculated using discounted cash flows based on the Company’s incremental borrowing rates for the debt and market prices for similar bonds at the measurement date. This method of assessing fair value may differ from the actual amount realized.

The carrying value of our cash equivalents approximates fair value due to the short maturities of these financial instruments.

(8) Loans Payable

The Company may utilize margin loans for the settlement of call options, as well as an additional source of liquidity. The interest rate charged on the margin loans at September 30, 2011 was 2.5% per annum. These loans are due on demand. The Company can borrow up to 70% of its marginable securities on deposit with its brokerage firm. The Company had no margin loan balances outstanding at September 30, 2011 and December 31, 2010.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

 (9) Long-term Debt

In April 2004, Calamos Investments issued $150 million aggregated principal amount of 5.24% senior unsecured notes due April 29, 2011 to various note purchasers in a private placement. During the second quarter of 2011, the remaining balance of these notes totaling $32.9 million came due and was paid. Calamos Investments has additional outstanding notes totaling $92.1 million that become due in 2014, 2017 and 2019.

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

During the nine months ended September 30, 2011, the Company granted 527,413 RSUs and there were 66,781 RSUs forfeited. During the same period, the Company granted no stock options, however there were 61,945 stock options forfeited.

During the nine months ended September 30, 2011, 245,629 RSUs vested with 61,189 units withheld for taxes and 184,440 RSUs converted into an equal number of shares of CAM’s Class A common stock. The total intrinsic value and the fair value of the converted shares was $3.1 million. The total tax benefit realized in connection with the vesting of the RSUs during the nine months ended September 30, 2011 was $356,000, as the Company receives tax benefits based upon the portion of Calamos Investments’ income that it recognizes.

During the nine months ended September 30, 2011, compensation expense recorded in connection with the RSUs and stock options was $5.9 million of which $1.3 million, after giving effect to the non-controlling interests, was credited as additional paid-in capital. During the nine months ended September 30, 2010, expense recorded in connection with the RSUs and stock options was $7.0 million of which $1.5 million, after giving effect to the non-controlling interests, was credited as additional paid-in capital. The amount of deferred tax asset created was approximately $474,000 and $562,000 during the nine months ended September 30, 2011 and 2010, respectively. At September 30, 2011, approximately $19.1 million of total unrecognized compensation expense related to unvested stock option and RSU awards is expected to be recognized over a weighted-average period of 3.7 years.

(11) Non-operating Income

Non-operating income was comprised of the following components for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
(in thousands)
Interest income	$93	$98	$215	$306
Interest expense	(1,521)	(1,950)	(5,147)	(5,850)
Net interest expense	(1,428)	(1,852)	(4,932)	(5,544)

Investment income	13,996	5,399	23,045	20,348
Miscellaneous other income	42	68	145	384
Investment and other income	14,038	5,467	23,190	20,732
Non-operating income	$12,610	$3,615	$18,258	$15,188

CALAMOS ASSET MANAGEMENT, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

 (12) Income Taxes

Calamos Investments is subject to certain income-based state taxes; therefore, income taxes reflect not only the portion attributed to CAM stockholders but also a portion of income taxes attributable to non-controlling interests.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
(in thousands)
Income tax provision	$4,938	$2,598	$11,895	$8,840
Income tax (provision) benefit attributable to non-controlling interest in Calamos Investments LLC	(160)	144	(432)	(396)
Income taxes attributable to CAM	4,778	2,742	11,463	8,444
Net income attributable to CAM	4,609	4,693	15,934	14,174
Income before taxes attributable to CAM	$9,387	$7,435	$27,397	$22,618
CAM’s effective income tax rate	50.9%	36.9%	41.8%	37.3%

During the third quarter the Company recorded a $1.2 million valuation allowance to reduce our deferred income tax assets to the amount that is more likely than not to be realized. In determining the valuation allowance we used historical and forecasted future realized and unrealized gains and losses on our investment, ongoing tax planning strategies, and forecasts of future taxable income. Each quarter we re-evaluate our estimate related to the valuation allowance, including our assumptions about future taxable income. This valuation allowance is related to the capital losses realized in 2008 and 2009 which are set to expire in 2013 and 2014, respectively.

(13) Earnings Per Share

The following table reflects the calculation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2011	2010	2011	2010
Earnings per share – basic
Earnings available to common shareholders	$4,609	$4,693	$15,934	$14,174
Weighted average shares outstanding	20,127	19,895	20,096	19,870
Earnings per share – basic	$0.23	$0.24	$0.79	$0.71

Earnings per share – diluted
Earnings available to common shareholders	$4,609	$4,693	$15,934	$14,174
Weighted average shares outstanding	20,127	19,895	20,096	19,870
Dilutive impact of restricted stock units	510	249	483	283
Weighted average diluted shares outstanding	20,637	20,144	20,579	20,153
Earnings per share – diluted	$0.22	$0.23	$0.77	$0.70

Diluted shares are calculated (a) assuming the Calamos Interests exchanged all of their ownership interest in Calamos Investments and their CAM Class B common stock for shares of CAM’s Class A common stock (collectively, the Exchange) and (b) including the effect of outstanding dilutive equity incentive compensation awards.

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

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Company amended its certificate of incorporation requiring that the Exchange be based on a fair value approach (details of the amendment are set forth in the Company’s Schedule 14C filed with the Securities and Exchange Commission on January 12, 2009). The amendment results in the same or fewer shares of Class A common stock being issued at the time of the Exchange. The effects of the Exchange are anti-dilutive and are therefore excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2011 and 2010.

The shares issued upon Exchange as presented below are estimated solely on the formula as described in the Schedule 14C that does not necessarily reflect all inputs used in a fair valuation. It is critical to note that this formula does not incorporate certain economic factors and as such, in the event of an actual Exchange, the majority of the Company’s independent directors may determine the fair market value of CAM’s net assets and its ownership in Calamos Investments. For example, premiums and/or discounts for control and marketability as well as a different discount rate for future cash flows may be applied. Therefore, the directors’ valuation may result in the actual number of shares being materially different from the shares presented below. Further, based upon currently available information, we believe it is extremely remote that any Exchange would transpire without a fair market valuation of CAM’s net assets and an agreement by Calamos Interests to Exchange, based upon that fair market valuation.

The following table shows the number of shares which were excluded from the computation of diluted earnings per share as they were anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Exchange of Calamos Interests’ ownership in Calamos Investments for shares of Class A common stock	37,051,779	45,948,392	37,051,779	45,948,392
Restricted stock units	527,413	814,695	—	561,598
Stock options	2,349,921	2,438,926	2,349,921	2,438,926
Total	39,929,113	49,202,013	39,401,700	48,948,916

The maximum number of shares of Class A common stock that could be issued to the Calamos Interests upon exchange is 71,931,712 at September 30, 2011.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a firm of 333 full-time associates that provides investment advisory services to institutions and individuals, managing $31.8 billion in assets at September 30, 2011. Our operating results fluctuate primarily due to changes in the total value and composition of our assets under management. The value and composition of our assets under management are, and will continue to be, influenced by a variety of factors including: purchases and redemptions of shares of mutual funds; net inflows into and withdrawals from separate accounts that we manage; fluctuations in the financial markets around the world that result in appreciation or depreciation of assets under management; and the number and types of our investment strategies and products.

We market our investment strategies to our clients through a variety of products designed to suit their investment needs. We currently categorize the portfolios that we manage within four investment product types captured in our investment companies and separate accounts. The following table lists our assets under management by product at September 30, 2011 and 2010.

	September 30,
(in millions)	2011	2010
Investment Companies
Open-end mutual funds	$19,257	$20,088
Closed-end funds	5,056	5,088
Total investment companies	24,313	25,176
Separate Accounts
Institutional accounts	5,274	5,110
Managed accounts	2,190	2,278
Total separate accounts	7,464	7,388
Total Assets Under Management	$31,777	$32,564

Our revenues are substantially comprised of investment management fees earned under contracts with the investment companies and separate accounts that we manage. Our revenues are also comprised of distribution and underwriting fees, including asset-based distributions and/or service fees received pursuant to Rule 12b-1 plans. Investment management fees and distribution and underwriting fees may fluctuate based on a number of factors including: the total value and composition of our assets under management; market appreciation or depreciation on investment; the level of net inflows and outflows, which represent the sum of new and existing client funding, withdrawals and terminations; and purchases and redemptions of mutual fund shares. The mix of assets under management among our investment products impacts our revenues as our fee schedules vary by product.

Our largest operating expenses are typically related to: employee compensation and benefits expenses, which includes salaries, incentive compensation and related benefits costs; distribution expenses, which includes mutual funds distribution cost, including Rule 12b-1 payments; marketing and sales promotion expenses, which includes expenses necessary to market products offered by us; and amortization of deferred sales commissions for open-end mutual funds. Operating expenses may fluctuate due to a number of factors including variations in staffing and compensation, changes in distribution expense as a result of fluctuations in mutual fund net sales and market appreciation or depreciation, and marketing-related expenses that include supplemental distribution payments.

Operating Results

Third Quarter and Nine Months Ended September 30, 2011 Compared to Third Quarter and Nine Months Ended September 30, 2010

Assets Under Management

Assets under management decreased by $787 million, or 2%, to $31.8 billion at September 30, 2011 from $32.6 billion at September 30, 2010. Our assets under management consisted of 77% investment companies and 23% separate accounts at September 30, 2011 and September 30, 2010.

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2011	2010	Amount	Percent	2011	2010	Amount	Percent
(in millions)
Total Investment Companies
Beginning assets under management	$28,468	$23,142	$5,326	23%	$27,352	$24,480	$2,872	12%
Net redemptions	(633)	(141)	(492)	(349)	(505)	(301)	(204)	(68)
Market appreciation (depreciation)	(3,522)	2,175	(5,697)	*	(2,534)	997	(3,531)	*
Ending assets under management	24,313	25,176	(863)	(3)	24,313	25,176	(863)	(3)
Average assets under management	26,739	23,997	2,742	11	27,964	24,239	3,725	15

Institutional
Beginning assets under management	6,239	4,710	1,529	32	5,559	4,619	940	20
Net purchases (redemptions)	(247)	(155)	(92)	(59)	176	119	57	48
Market appreciation (depreciation)	(718)	555	(1,273)	*	(461)	372	(833)	*
Ending assets under management	5,274	5,110	164	3	5,274	5,110	164	3
Average assets under management	5,826	4,854	972	20	5,932	4,812	1,120	23

Managed Accounts
Beginning assets under management	2,645	2,061	584	28	2,503	3,615	(1,112)	(31)
Net redemptions	(45)	(103)	58	56	(71)	(1,475)	1,404	95
Market appreciation (depreciation)	(410)	320	(730)	*	(242)	138	(380)	*
Ending assets under management	2,190	2,278	(88)	(4)	2,190	2,278	(88)	(4)
Average assets under management	2,475	2,144	331	15	2,577	2,628	(51)	(2)

Total Assets Under Management
Beginning assets under management	37,352	29,913	7,439	25	35,414	32,714	2,700	8
Net redemptions	(925)	(399)	(526)	(132)	(400)	(1,657)	1,257	76
Market appreciation (depreciation)	(4,650)	3,050	(7,700)	*	(3,237)	1,507	(4,744)	*
Ending assets under management	$31,777	$32,564	$(787)	(2)	$31,777	$32,564	$(787)	(2)
Average assets under management	$35,040	$30,995	$4,045	13%	$36,473	$31,679	$4,794	15%
____________

*	Not meaningful.

During the third quarter of 2011, net redemptions in the investment companies that we manage were $633 million and represent an unfavorable change of $492 million from net redemptions of $141 million in the third quarter of 2010. We had net inflows of $63 million and $507 million into our global and international strategy-based funds in the third quarter of 2011 and year-to-date periods, respectively. Our UCITS funds, some of which are included in our global and international strategy-based funds generated positive inflows of $14 million and $212 million in the third quarter and year-to-date, respectively. However these inflows were offset by net redemptions in our Convertible Fund and Growth Fund during the third quarter of 2011 and year-to-date periods, and Market Neutral Income Fund during the third quarter of 2011. During January 2011, we closed our Convertible and Market Neutral Income Funds to new investors. Assets under management within our investment companies were negatively impacted by market depreciation of $3.5 billion during the three months ended September 30, 2011 compared to market appreciation of $2.2 billion during the three months ended September 30, 2010.

Through the first nine months of 2011 the decrease in security valuations negatively impacted our investment companies assets under management by $2.5 billion compared to appreciation of $1.0 billion during the nine months ended September 30, 2010. Net redemptions in our investment companies were $505 million for the first nine months of 2011 and represent an unfavorable change of $204 million from net redemptions of $301 million in the first nine months of 2010. The elements that drove the quarter-over-quarter variance, coupled with the slowing of net redemptions from our Growth Fund, were also the cause of the variances in the comparable nine months.

Separate accounts, which represent managed accounts for both institutions and individuals, had combined net redemptions of $292 million and net inflows of $105 million during the third quarter and year-to-date period ended September 30, 2011, respectively, compared to net redemptions of $258 million and $1.4 billion during the prior-year periods. The net purchases in the year-to-date period of 2011 were driven primarily from our institutional business, including winning our first institutional mandate in Asia as well as our first institutional accounts in international equity and emerging market strategies. The 2010 redemptions from our managed accounts were driven by our decision in the first quarter of 2010 to increase the account minimums for our convertible-based strategies on separately-managed account platforms. Separate accounts were impacted by market depreciation of $1.1 billion and $703 million during the three and nine months ended September 30, 2011, respectively, compared to market appreciation of $875 million and $510 million during the three and nine months ended September 30, 2010, respectively.

Financial Overview

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2011	2010	Amount	Percent	2011	2010	Amount	Percent
(in thousands, except margin)
Operating income	$32,731	$30,611	$2,120	7%	$109,394	$90,784	$18,610	20%
Operating margin	37.8%	39.0%	(1.2)%	(3)%	40.5%	37.8%	2.7%	7%
Net income attributable to Calamos Asset Management, Inc.	$4,609	$4,693	$(84)	(2)%	$15,934	$14,174	$1,760	12%

Operating income grew to $32.7 million for the third quarter of 2011, compared with $30.6 million for the same period a year ago. Operating margin dipped to 37.8% for the third quarter of 2011 from 39.0% for the year-earlier period. Operating income for the first nine months of 2011 grew by 20% to $109.4 million from $90.8 million for the same period a year ago. Operating margin was 40.5% for the first nine months of 2011, an improvement over 37.8% for the year-earlier period.

In order to grow assets under management, we engage in distribution and underwriting activities, principally with respect to our family of open-end mutual funds. When analyzing our business, we consider the result of these distribution activities on a net revenue basis as they are typically a result of a single open-end mutual fund share purchase. Generally accepted accounting principles in the United States (GAAP) requires that we present these activities on a gross revenue basis, thus resulting in a reduction to our overall operating margin, as the margin on distribution activities is generally lower than the margins on the remainder of our business. While we do not adjust our margin for these activities on a net revenue basis, we believe the margin table below is useful to understanding the impact of distribution activities on our margin.

The following table summarizes the net distribution fee margin for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010
(in thousands)
Distribution and underwriting fees	$20,041	$20,118	$64,096	$63,217
Distribution expenses	(16,797)	(15,931)	(53,306)	(49,175)
Amortization of deferred sales commissions	(1,760)	(2,198)	(4,958)	(7,240)
Net distribution fees	$1,484	$1,989	$5,832	$6,802

Net distribution fee margin	7%	10%	9%	11%

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

Revenues

Total revenues increased by $8.1 million, or 10%, to $86.5 million for the three months ended September 30, 2011 from $78.4 million for the comparable prior year. For the nine months ended September 30, 2011, total revenues increased by $29.9 million, or 12%, to $270.0 million from $240.0 million for the comparable prior year. The increase was primarily due to higher investment management fees, and distribution and underwriting fees.

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2011	2010	Amount	Percent	2011	2010	Amount	Percent
(in thousands)
Investment management fees	$65,646	$57,572	$8,074	14%	$203,390	$174,609	$28,781	16%
Distribution and underwriting fees	20,041	20,118	(77)	—	64,096	63,217	879	1
Other	796	729	67	9	2,469	2,189	280	13
Total revenues	$86,483	$78,419	$8,064	10	$269,955	$240,015	$29,940	12

Investment management fees increased 14% in the third quarter of 2011 primarily due to a $4.0 billion, or 13%, increase in average assets under management across all products for the third quarter 2011 versus 2010. Investment management fees from open-end mutual funds increased to $41.9 million for the three months ended September 30, 2011 from $36.8 million for the prior-year period, a result of a $2.3 billion increase in open-end mutual fund average assets under management. Investment management fees from our closed-end funds increased to $12.3 million for the third quarter of 2010 from $11.2 million for the prior-year quarter, due to a $466 million increase in closed-end fund average assets under management. Investment management fees from our separately managed accounts increased to $11.5 million for the three months ended September 30, 2011 from $9.6 million in the prior year again due to an increase in average assets under management of $1.3 billion. Investment management fees as a percentage of average assets under management were 0.74% for the three months ended September 30, 2011 and 2010.

Investment management fees for the first nine months of 2011 increased 16% primarily due to a $4.8 billion, or 15%, increase in average assets under management when compared to the first nine months of 2010. Investment management fees from open-end mutual funds increased to $130.0 million for the nine months ended September 30, 2011 from $110.5 million for the prior-year period, a result of a $3.2 billion increase in open-end mutual fund average assets under management. Investment management fees from our closed-end funds increased to $37.0 million for the first nine months of 2011 from $33.2 million for the prior-year period, due to a $512 million increase in closed-end fund average assets under management. Investment management fees from our separately managed accounts increased to $36.4 million for the nine months ended September 30, 2011 from $30.9 million in the prior year due to a $1.1 billion increase in average assets under management. Investment management fees as a percentage of average assets under management was 0.75% for the first nine months ended September 30, 2011 compared to 0.74% for the first nine months ended September 30, 2010.

Distribution and underwriting fees decreased by $77,000, relatively flat at $20.0 million for the three months ended September 30, 2011 and $20.1 million for the third quarter 2010. The decrease of $77,000 for the third quarter principally results from decreasing Class B share average assets under management and increasing Class I share average assets under management. Distribution and underwriting fees increased by $879,000, or 1%, to $64.1 million for the nine months ended September 30, 2011 from $63.2 million for the first nine months of 2010. The improvement for the year-to-date period was mainly due to a $1.6 million increase in distribution fees driven by an increase in open-end mutual fund average assets under management. Distribution and underwriting fees are comprised of asset-based distribution fees received from our family of mutual funds, front-end sales charges on Class A shares and contingent deferred sales charges on certain redemptions of Class B shares and Class C shares.

The average fee rate earned on contingent deferred sales charges decreases with the average age of the Class B shares and expires after 6 years. Given that Class B shares are closed to new investors, the average age outstanding of the Class B shares will continue to increase over time and will reduce the future average fee rates we receive from contingent deferred sales charges. Consistent with a trend that began in 2010, the percentage of Class I shares continues to increase. Because we do not earn distribution fees from Class I shares, changes in asset-based distribution fees are not expected to be as sensitive to changes in the level of average mutual fund assets under management.

Operating Expenses

Operating expenses increased to $53.8 million and $160.6 million for the three months and nine months ended September 30, 2011, respectively, from $47.8 million and $149.2 million in the prior-year periods, reflecting increases in employee compensation and benefits expenses, distribution expenses, marketing and sales promotion expenses, and general and administrative expenses. These increases were offset by a decrease in amortization of deferred sales commissions.

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2011	2010	Amount	Percent	2011	2010	Amount	Percent
(in thousands)
Employee compensation and benefits	$19,458	$18,287	$1,171	6%	$60,299	$57,294	$3,005	5%
Distribution expenses	16,797	15,931	866	5	53,306	49,175	4,131	8
Amortization of deferred sales commissions	1,760	2,198	(438)	(20)	4,958	7,240	(2,282)	(32)
Marketing and sales promotion	4,285	3,264	1,021	31	12,415	9,483	2,932	31
General and administrative	11,452	8,128	3,324	41	29,583	26,039	3,544	14
Total operating expenses	$53,752	$47,808	$5,944	12	$160,561	$149,231	11,330	8

Employee compensation and benefits expense increased by $1.2 million and $3.0 million for the third quarter and first nine months of 2011, respectively, compared to the prior-year periods. This increase is mostly attributable to an increase in performance-based incentive compensation and to a lesser extent increases in salary and benefit compensation. While the number of associates we employ has remained relatively constant over the periods compared, we have invested more in distribution and client focused personnel, leading to increases in salary expenses.

Distribution expenses increased by $866,000 and $4.1 million for the third quarter and first nine months of 2011, respectively, when compared to the prior-year periods due to an increase in Rule 12b-1 expenses, which are directly related to changes in average open-end mutual fund assets under management and to the increasing age of Class C shares. Although the Rule 12b-1 fee rates we paid to broker-dealers and other intermediaries in the three and nine months ended September 30, 2011 did not change from the rates paid in the prior year, we expect distribution expense will continue to vary with the change in open-end mutual funds assets under management and with the aging of the Class C shares. We retain the distribution fees on Class C shares for a period of 12 months following the initial purchase after which these fees are paid to third party intermediaries and recorded as distribution expenses.

Amortization of deferred sales commissions decreased by $438,000 and $2.3 million for the third quarter and first nine months ended September 30, 2011, respectively, when compared to the prior-year periods due to our decision to discontinue selling Class B shares and the aging of our Class C shares. As a result of our decision to discontinue the sales of Class B mutual fund shares during the second quarter of 2009, the deferred sales commission assets will no longer be replenished by new sales, and as a result, we re-evaluated the estimated remaining useful life of the Class B deferred sales commission assets. Based on this analysis, we adjusted the estimated lives of these assets thus extending the period over which the remaining amortization expense will be recorded and reducing the periodic amortization expense recognized prospectively. As mentioned earlier, once Class C shares age past 12 months they are no longer retained and amortized, but paid to third party intermediaries and recorded as distribution expenses.  Hence, the aging of Class C shares reduces amortization of deferred sales commission, but increases distribution expenses.

Marketing and sales promotion increased by $1.0 million and $2.9 million for the third quarter and first nine months ended September 30, 2011, respectively, when compared to the prior year periods, largely the result of selective advertising campaigns used to build awareness about our brand and investment strategies and our increase in supplemental distribution payments to intermediaries, which are positively correlated with the levels of mutual fund assets that we manage.

General and administrative expenses increased by $3.3 million for the third quarter ended September 30, 2011, when compared to the same period of the prior year, largely due to professional service expenses that were expensed in the period related to the our previously announced initiative to review options for creating a greater degree of clarity regarding our total market capitalization. Increases in professional service fees related to our outsourcing of our middle- and back-office functions also contributed to the quarterly variance. General and administrative expenses increased by $3.5 million for the nine months ended September 30, 2011, when compared to the same period of the prior year, largely due to the same factors driving the quarterly variances, partially offset by a decrease in depreciation expense related to certain assets that became fully depreciated.

Non-operating Activities, Net of Non-controlling Interest in Partnership Investments

The following table summarizes our non-operating activities, net of non-controlling interest in partnership investments for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Change	2011	2010	Change
(in thousands)
Interest income	$93	$98	$(5)	$215	$306	$(91)
Interest expense	(1,521)	(1,950)	429	(5,147)	(5,850)	703
Net interest expense	(1,428)	(1,852)	424	(4,932)	(5,544)	612

Investment income	13,996	5,399	8,597	23,045	20,348	2,697
Miscellaneous other income	42	68	(26)	145	384	(239)
Investment and other income	14,038	5,467	8,571	23,190	20,732	2,458
Non-operating income	12,610	3,615	8,995	18,258	15,188	3,070
Net income attributable to non-controlling interest in partnership investments	—	(52)	52	(5)	(63)	58
Non-operating income, net of non- controlling interest in partnership investments	$12,610	$3,563	$9,047	$18,253	$15,125	$3,128

Non-operating activities increased income by $12.6 and $18.3 million for the three and nine months ended September 30, 2011. The prior year quarter increased income by $3.6 million, while the nine months of 2010 added $15.1 million to income. Interest expense declined due to a debt pay down in April 2011. Investment income for the three and nine months ended September 30, 2011 was $14.0 million and $23.0 million, respectively. The main driver of the investment income in the third quarter was realized gains on investments as a result of our tax harvesting strategy, as well as realized and unrealized gains from our hedging activities.

The following table provides a summary of the total returns generated on our corporate investment portfolio by combining investment income, which is a component of our non-operating income, with the changes in fair value of certain investment securities that are recorded in accumulated other comprehensive income, which is a component of stockholders’ equity, for the three and nine months ended September 30, 2011:

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	Non-Operating Income (Loss)	Change in Accumulated Other Comprehensive Income	Total	Non-Operating Income (Loss)	Change in Accumulated Other Comprehensive Income	Total
(in thousands)
Mutual funds and common stock	$8,310	$(52,763)	$(44,453)	$24,782	$(51,232)	$(26,450)
Partnership investments	(2,085)	—	(2,085)	(939)	—	(939)
Equity option contracts	7,771	—	7,771	(798)	—	(798)
Investment income (loss)	13,996	(52,763)	(38,767)	23,045	(51,232)	(28,187)
Non-controlling interest in partnership investments	—		—	(5)		(5)
Corporate investment portfolio results	$13,996		$(38,767)	$23,040		$(28,192)
Less: Non-controlling interest in Calamos Investments LLC		41,227			40,100
Deferred income taxes		4,268			4,119
Change in accumulated other comprehensive income		$(7,268)			$(7,013)

Our corporate investment portfolio declined in value by $38.8 million, or 11.0%, and $28.2 million, or 7.9%, in the third quarter and first nine months of 2011, respectively. These results primarily reflect unrealized losses from our investments in mutual funds and partnerships, partially offset by net realized gains on our investments as a result of our tax harvesting strategy and net realized and unrealized gains and losses on our equity option contracts used to hedge market value fluctuations in the corporate investment portfolio.

Income Taxes

Calamos Investments LLC (Calamos Investments) is subject to certain income-based state taxes; therefore, income taxes reflect not only the portion attributed to us but also income taxes attributable to non-controlling interests. Our effective income tax rate for the three months and nine months ended September 30, 2011 was approximately 50.9% and 41.8%, respectively, compared to 36.9% and 37.3% for the comparable prior year periods. Excluding the valuation allowance of $1.2 million, Calamos Asset Management, Inc. (CAM) effective income tax rate would be 38.1% and 37.5% for the three months and nine months ended September 30, 2011.

Net Income

Net income attributable to CAM was $4.6 million and $15.9 million for the three and nine months ended September 30, 2011, respectively, compared to $4.7 million and $14.2 million for the same periods in the prior year. Non-GAAP net income attributable to CAM was $6.6 million and $20.1 million for the three and nine months ended September 30, 2011, respectively, compared to $6.2 million and $18.1 million for the same periods in the prior year. See “Supplemental Non-GAAP Financial Measures” of the MD&A below for descriptions of non-GAAP financial measures and a reconciliation of non-GAAP financial measures to GAAP financial measures.

The Calamos Interests has reserved the right to exchange their interest in Calamos Investments for newly issued Class A common shares. At the time of exchange, the Calamos Interests would be granted Class A common shares with a value equal to the fair value of their ownership in Calamos Investments. The method for determining the number of shares the Calamos Interests receive upon exchange is described in Section 3 (c) (ii) of Article IV of the Second Amended and Restated Certificate of Incorporation of CAM. Based upon the number of outstanding shares of Class A common stock at September 30, 2011, and excluding the value of assets we own other than our 21.86% interest in Calamos Investments, such exchange would result in the Calamos Interests receiving 78.14% of CAM’s then outstanding Class A common stock.

Following a complete exchange of the Calamos Interests’ 78.14% ownership interest in Calamos Investments for newly issued Class A common stock, net income attributable to non-controlling interests in Calamos Investments would no longer be presented as a separate line item within our consolidated statement of operations because we would then own 100% of Calamos Investments.

Supplemental Non-GAAP Financial Measures

We provide investors with certain adjusted, non-GAAP financial measures including non-GAAP net income attributable to CAM and non-GAAP diluted earnings per share.  These non-GAAP financial measures are provided to supplement our consolidated financial statements presented on a GAAP basis. These non-GAAP financial measures are adjusted to exclude certain expenses, charges, gains and losses.  We believe these exclusions are appropriate to enhance an overall understanding of our operating financial performance, as well as to facilitate comparisons with our historical earnings results.  These adjustments to our GAAP results are made with the intent of providing investors a more complete understanding of our underlying earnings results and trends and our marketplace performance.  In addition, these non-GAAP financial measures are among the primary indicators management uses as a basis of managing our business.

The presentation of this additional information is not meant to be considered in isolation or as a substitute for the directly comparable financial measures prepared in accordance with GAAP.  Investors should review the reconciliations of the non-GAAP financial measures to their most directly comparable GAAP financial measures as provided in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010
(in thousands, except per share data)
Net income attributable to CAM	$4,609	$4,693	$15,934	$14,174
Exclude:
Deferred tax amortization on intangible assets	1,979	1,979	5,936	5,936
Deferred tax valuation allowance	1,200	-	1,200	-
Certain professional service fees, net of taxes	595	-	595
Non-operating (income) loss, net of taxes	(1,737)	(487)	(2,517)	(2,051)
Non-GAAP net income attributable to CAM	$6,646	$6,185	$21,148	$18,059

Diluted – Weighted average shares outstanding	20,636,776	20,143,747	20,578,804	20,153,369

Diluted – Earnings per share	$0.22	$0.23	$0.77	$0.70
Non-GAAP Diluted – Earnings per share	$0.32	$0.31	$1.03	$0.90

Non-GAAP net income attributable to CAM is calculated by adjusting for the following:

(i) the exclusion of the amortization of deferred taxes on intangible assets associated with the election under section 754 of the Internal Revenue Code of 1986, as amended (Section 754 election);

(ii) the exclusion of the deferred tax valuation adjustment;

(iii) the exclusion of certain professional service fees, net of taxes; and

(iv) the exclusion of CAM’s non-operating income (loss), net of taxes.

Non-GAAP diluted earnings per share is calculated by dividing (i) Non-GAAP net income attributable to CAM by (ii) diluted weighted average shares outstanding.

The deferred tax assets from the Section 754 election allows for a quarterly reduction of approximately $2.0 million in future income taxes owed by us through 2019, to the extent that a tax payable exists during the quarter. As a result, this cash savings will accrue solely for the benefit of the shareholders of CAM’s common stock. We believe that excluding this item from the calculation of the above non-GAAP items can be a useful measure in allowing investors to see our performance net of certain non-cash items. The change in the allowance on the deferred tax asset is excluded from the above non-GAAP items as it currently only impacts the current period and may fluctuate in future periods. Certain professional service fees, that were expensed in the current period related to CAM’s review of options for creating a greater degree of clarity regarding our market capitalization, and non-operating expenses are excluded from the above non-GAAP items as they can distort comparisons between periods. As noted above, we believe that measures excluding these items are useful in analyzing operating trends and allows for more comparability between periods, which may be useful to investors.

We believe that non-GAAP net income attributable to CAM and non-GAAP diluted earnings per share are useful measures of performance and may be useful to investors, because they provide measures of our core business activities excluding expenses that are non-cash and costs that may distort comparisons between periods. These measures are provided in addition to our net income attributable to CAM and diluted earnings per share calculated under GAAP, but are not substitutes for those calculations.

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

Our working capital requirements historically have been met through cash generated by operations. We believe cash generated from operations will be sufficient over the foreseeable future to meet our working capital requirements with respect to the foregoing activities and to support future growth. The following table summarizes our principal sources of liquidity as of September 30, 2011 and December 31, 2010:

(in thousands)	September 30, 2011	December 31, 2010	Increase (Decrease)
Cash and cash equivalents	$82,000	$82,870	$(870)
Investment securities	305,661	314,215	(8,554)
Derivatives, net	6,361	(1,892)	8,253
Partnership investments, net of non-controlling interests	20,269	39,981	(19,712)
Total corporate investment portfolio	$414,291	$435,174	$(20,883)

Calamos Investments is the borrower of our $92.1 million in long-term debt. The following is a summary of our covenant compliance as of September 30, 2011 with the defined terms and covenants having the same meanings set forth under our amended note purchase agreements:

Covenant	Results as of September 30, 2011
EBITDA/interest expense — not less than 3.0	22.31
Debt/EBITDA — not more than 3.0	0.58
Investment coverage ratio — not less than 1.175	3.89
Net worth — not less than $160 million	$282 million

The following tables summarize key statements of financial condition data relating to our liquidity and capital resources:

(in thousands)	September 30, 2011	December 31, 2010
Statements of financial condition data:
Cash and cash equivalents	$82,000	$82,870
Receivables	29,697	29,671
Investment securities and derivatives, net	312,022	312,323
Partnership investments, net	20,269	39,981
Deferred tax assets, net	72,046	75,717
Deferred sales commissions	6,388	8,515
Long-term debt, including current portion	92,115	125,000

Cash flows for the nine months ended September 30, 2011 and 2010 are shown below:

	September 30,
(in thousands)	2011	2010
Cash flow data:
Net cash provided by operating activities	$110,858	$99,781
Net cash used in investing activities	(12,201)	(77,348)
Net cash used in financing activities	(99,527)	(74,439)

Net cash provided by operating activities totaled $110.9 million for the nine months ended September 30, 2011. These net cash flows are primarily attributable to investment management and distribution and underwriting fees generated by core business activities, partially offset by staff, distribution, and other operating expenses.

Investing activities for the nine months ended September 30, 2011 used cash totaling $12.2 million. The net cash used in investing activities primarily represents seed capital investments in our managed mutual funds of $30.0 million coupled with net purchases of derivatives of $9.1 million. These flows were partially offset by cash flows of $18.7 million and $12.0 million provided by the liquidation of the Calamos Market Neutral Opportunities Fund LP and the sale of our managed mutual funds, respectively.

Net cash used in financing activities totaled $99.5 million for the first nine months of 2011, which represents pro rata distributions from Calamos Investments paid to non-controlling interests and common shareholders in the amount of $60.9 million and $5.7 million, respectively, and the repayment of long-term debt of $32.9 million. Distributions from Calamos Investments to CAM are not reflected in the net cash flows used in financing activities; however these distributions increased the cash available exclusively to the common shareholders. We expect cash flows from financing activities to change with tax distributions based on the levels of income that we generate and with our regular quarterly dividend that rose to 9.5 cents per share in the first quarter from 7.5 cents per share in 2010.

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

 Critical Accounting Policies

Our significant accounting policies are summarized in note 2 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010. A discussion of critical accounting policies is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2010. With the exception of changes made in our deferred tax assets valuation allowance described below, there were no significant changes in our significant accounting policies or critical accounting policies during the nine months ended September 30, 2011.

Income Tax Provision (Benefit)

Management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against deferred tax assets. During the third quarter we recorded a $1.2 million valuation allowance to reduce our deferred income tax assets to the amount that is more likely than not to be realized based on available evidence at the time the estimate was made. The valuation allowance on the deferred tax assets relates to our capital loss carryforward. Determining the valuation allowance requires management to make significant judgments and assumptions. In determining the valuation allowance we used historical and forecasted future realized and unrealized gains and losses on our investments, and future tax planning strategies. Each quarter we re-evaluate our estimate related to the valuation allowance, including our assumptions about future taxable income.

We believe that the accounting estimate related to the valuation allowance, recorded against this deferred tax asset is a critical accounting estimate because the underlying assumptions can change from period to period. For example, tax law changes, or market appreciation/depreciation on investments, could result in a change in the valuation allowance. If we were not able to realize all or part of our net deferred tax assets in the future, a significant adjustment to our deferred tax asset valuation allowance would be charged to income tax provision in that period.

Management determined that a valuation allowance was not required on our deferred tax assets related to our step-up in tax basis to fair market value for our intangible assets under our election made under Section 754 of the Internal Revenue Code of 1986, as amended. In the event that sufficient taxable income of the same character is not recognized in future years, a valuation allowance may be required. Because the determination of our annual income tax provision is subject to judgments and estimates, it is likely that the actual results will vary from those recorded in our financial statements. Hence, we recognize additions to and reductions in income tax expense during a reporting period that pertains to prior period provisions as our estimated liabilities are revised and our actual tax returns and tax audits are completed.

Other Information

Market Capitalization

CAM is comprised of two groups of assets: a) CAM’s 21.9% ownership interest in Calamos Investments and b) assets other than its interest in Calamos Investments (Other Assets). Because CAM controls the operations of Calamos Investments, CAM presents the entire operations of Calamos Investments with its own in the consolidated financial statements. The Calamos Interests’ 78.1% ownership in Calamos Investments is presented as non-controlling interest in the consolidated financial statements. Prior to March 1, 2009, in addition to the approximately 20 million outstanding Class A common shares, we added 77 million shares to reflect Calamos Interests' ownership in Calamos Investments. The resulting share count provided a reasonable proxy for the number of shares used in determining the market capitalization of the fully consolidated company.

During 2009, the ownership structure of Calamos Investments was de-unitized and as a result, Calamos Interests’ ownership in Calamos Investments is no longer reflected in the diluted share count presented in CAM’s financial statements. Therefore, the determination of the market capitalization of the fully consolidated business cannot be easily determined by the product of share price and weighted average number of shares. There is a divergence within the financial community on how to calculate CAM’s market capitalization with some basing it solely on the outstanding share count of CAM’s Class A common stock and others grossing-up CAM’s outstanding Class A shares by its 21.9% ownership in Calamos Investments. The following illustration and accompanying table highlight the uniqueness of CAM’s ownership structure in determining the fully consolidated market capitalization. This illustration is based on the closing price of CAM’s Class A common stock of $10.01 on September 30, 2011.

Other Assets as of September 30, 2011, included cash and cash equivalents and current income tax receivables with a book value of $53.9 million, which approximates fair value, as well as net deferred tax assets with a book value of $72.0 million. The most significant deferred tax asset relates to an election made under section 754 of the Internal Revenue Code following CAM’s initial public offering that expires in 2019, which allows CAM to reduce future income tax payments by approximately $8.0 million annually. The net present value of the net deferred tax assets is approximately $43.8 million using a hypothetical 12% discount rate applied over the remaining life of the assets. Using this assumption, Other Assets would collectively have a discounted present value of approximately $97.7 million, or $4.85 per share. Assuming CAM’s stock price fully reflects the Other Assets’ discounted present value of $4.85 per share, it can be inferred that CAM’s remaining stock price of $5.16 ($10.01 — $4.85) would be attributable to

CAM’s 21.9% ownership interest in Calamos Investments. With these assumptions, the market capitalization associated with CAM’s ownership in Calamos Investments can be estimated by multiplying CAM’s share price attributable to Calamos Investments ($5.16) by the number of CAM’s Class A common shares outstanding (20.1 million) to yield an estimated market capitalization of $103.8 million as of September 30, 2011. This result, however, must be divided by CAM’s 21.9% ownership of Calamos Investments to determine the total implied market capitalization of Calamos Investments of $474.7 million. Adding the discounted present value of CAM’s Other Assets to the market capitalization of Calamos Investments indicates that the fully consolidated market capitalization of CAM would be approximately $572.4 million as of September 30, 2011.

The above example assumes that CAM’s stock price reflects the entire discounted present value of the Other Assets. If, however, no value were ascribed to the Other Assets, the fully consolidated market capitalization of CAM would be estimated at $922 million as presented in the following table.

The following calculation summarizes CAM’s fully consolidated market capitalization both including and excluding the discounted present value of assets owned exclusively by CAM, which does not take into consideration premiums or discounts for control or marketability:

	No Recognition of CAM’s Other Assets		Full Recognition of CAM’s Other Assets
(in thousands, except share data)(1)	Ownership in Calamos Investments LLC	Other Assets	Ownership in Calamos Investments LLC	Other Assets
Divide:
Discounted value of CAM’s Other Assets		—		$97,693
Class A shares outstanding at September 30, 2011		20,126,757		20,126,757
Discounted value per share of CAM’s Other Assets		—		$4.85
Multiply:
Share price attributed to assets	$10.01	—	$5.16	$4.85
Class A shares outstanding at September 30, 2011	20,126,757	20,126,757	20,126,757	20,126,757
Market capitalization of outstanding shares	$201,469	—	$103,775	$97,693
Divide by:
CAM’s percentage ownership	21.86%	100%	21.86%	100%
Market capitalization associated with CAM’s assets	$921,502	—	$474,660	$97,693
Fully consolidated market capitalization	$921,502		$572,353

Similarly, our Board of Directors may be required to determine the fair values of CAM’s assets. This requirement would be necessitated should the Calamos Interests choose to exchange their ownership interest in Calamos Investments for shares of CAM’s Class A common stock (the Exchange). Effective March 1, 2009, the Exchange provisions as set forth in CAM’s Schedule 14C filed with the Securities and Exchange Commission on January 12, 2009 require that the Exchange be based on a fair value approach. Assuming that our Board of Directors used the market price of CAM’s Class A share common stock as the basis for determining fair value, the following table presents a likely range of the number of CAM shares of Class A common stock that the Calamos Interests would have received upon Exchange at September 30, 2011:

(in thousands, except share data)(1)	No Recognition of CAM’s Other Assets	Full Recognition of CAM’s Other Assets
Market capitalization associated with CAM’s investment in Calamos Investments (see table above)	$921,502	$474,660
Multiply by:
Calamos Interests ownership in Calamos Investments	78.14%	78.14%
Calamos Interests’ value exchanged for Class A common stock	$720,033	370,885
Divide by:
Share price of CAM Class A common stock	$10.01	$10.01
Shares issued to the Calamos Interests upon Exchange	71,931,712	37,051,779
____________
(1)	Ownership percentages and dollar amounts have been calculated using precise ownership percentages and dollar amounts.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

An analysis of our market risk was included in our Annual Report on Form 10-K for the year ended December 31, 2010. There were no material changes to the Company’s market risk during the nine months ended September 30, 2011.

Item 4. Controls and Procedures

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2011, and has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in the Company’s internal control over financial reporting that occurred during our third quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

As previously reported in each of the Company’s Form 10-Q for the quarterly periods ended June 30, 2011 and March 31, 2011, the Company and Calamos Advisors LLC, among others, were named as defendants in three separate class action complaints captioned Christopher Brown et al. v John P. Calamos, Sr. et al., Russell Bourrienne et al. v John P. Calamos, Sr. et al., and Rutgers Casualty Insurance Company et al. v John P. Calamos, Sr. et al. Each complaint relates to the redemption of Auction Rate Preferred Shares by certain Calamos closed-end funds. With regard to Christopher Brown et al. v John P. Calamos, Sr. et al., plaintiff moved to remand the case to the Circuit Court of Cook County and on March 14, 2011, the U.S. District Court for the Northern District of Illinois denied plaintiff's motion to remand and dismissed the case.  Plaintiff appealed that ruling to the United States Court of Appeals for the Seventh Circuit, where the case is now awaiting decision following an oral argument held on September 22, 2011. In Russell Bourrienne et al. v John P. Calamos, Sr. et al., defendants moved to dismiss the complaint, and on August 4, 2011, the U.S. District Court for the Northern District of Illinois granted defendant's motion. Plaintiff appealed that ruling to the United States Court of Appeals for the Seventh Circuit, where the Court suspended briefing of the appeal pending its ruling in Christopher Brown et al. v John P. Calamos, Sr. et al. With respect to Rutgers Casualty Insurance Company et al. v John P. Calamos, Sr. et al., the defendants moved to dismiss the complaint, and plaintiff moved to remand the case to the Circuit Court of Cook County, Illinois. The case is currently awaiting decision of those motions.

The Company and Calamos Advisors believe that these lawsuits are without merit and intend to defend themselves vigorously against the allegations in the complaints.

In the normal course of business, the Company may be party to various legal proceedings from time to time. Currently, there are no other legal proceedings that management believes would have a material effect on our consolidated financial position or results of operations.

Item 5. Other Information

On November 7, 2011, the Company named James J. Boyne Executive Vice President and Chief Operating Officer; and Nimish S. Bhatt Senior Vice President and Chief Financial Officer. Mr. Boyne (45) served as President of Distribution and Operations from December 2009 until November 2011. From June 2008 until December 2009, Mr. Boyne was the Chief Operating Officer of Distribution for Calamos Financial Services LLC, an affiliate of the Company. Mr. Boyne also served as the Company's Senior Vice President, General Counsel and Secretary from April 2008 through December 2009. Prior to joining Calamos, from 2001 through 2008, Mr. Boyne served as the Executive Managing Director, Chief Operating Officer (since 2004) and General Counsel of McDonnell Investment Management LLC where he was responsible for all operating, legal and compliance matters. Mr. Bhatt (48) served as Interim Chief Financial Officer since May 10, 2011. As Chief Financial Officer, Mr. Bhatt will continue to serve as the Company's principal financial officer and principal accounting officer. Before taking on the additional role of Interim Chief Financial Officer, Mr. Bhatt was our Senior Vice President and Director of Operations since 2004 and he oversaw the operations, accounting and administration of our investment products. Mr. Bhatt's annual base salary increased to $300,000 and his short- and long-term incentive opportunities were increased to 125% of the annual base salary. No equity awards were granted in connection with the new officer appointments.

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

CALAMOS ASSET MANAGEMENT, INC.
(Registrant)
Date: November 8, 2011	By: /s/ Nimish S. Bhatt
Nimish S. Bhatt
Senior Vice President and Chief Financial Officer

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

November 8, 2011

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

November 8, 2011

/s/ Nimish S. Bhatt
Nimish S. Bhatt Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit 32.1

Certifications Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Calamos Asset Management, Inc. (“Company”) on Form 10-Q for the quarter ended September 30, 2011 (the “Report”), the undersigned officer of the Company certifies, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to his knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained and incorporated by reference in the Report fairly presents, in all material respects, the financial condition and results of operations of Calamos Asset Management, Inc.

November 8, 2011

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

Exhibit 32.2

Certifications Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Calamos Asset Management, Inc. (“Company”) on Form 10-Q for the quarter ended September 30, 2011 (the “Report”), the undersigned officer of the Company certifies, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to the officer’s knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained and incorporated by reference in the Report fairly presents, in all material respects, the financial condition and results of operations of Calamos Asset Management, Inc.

November 8, 2011

/s/ Nimish S. Bhatt
Nimish S. Bhatt Senior Vice President and Chief Financial Officer (Principal Financial Officer)

A signed original of this written statement has been provided to Calamos Asset Management, Inc. and will be retained by Calamos Asset Management, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.