Form 10-K
period 2011-12-31
Calamos Asset Management, Inc. /DE/
filed 2012-03-12
CIK 1299033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011
or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. □ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. □ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes □ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes □ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer □	Accelerated filer ☒
Non-accelerated filer □ (do not check if smaller reporting company)	Smaller reporting company □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). □ Yes ☒ No

The aggregate market value of common stock held by non-affiliates (assuming that all directors and executive officers are affiliates) on June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was $287.5 million.

At March 1, 2012, there were 20,336,112 shares of Class A common stock and 100 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III - Portions of the definitive proxy statement for our Annual Meeting of Shareholders on or about June 1, 2012, as specifically described herein.

PART I

ITEM 1. BUSINESS

Unless the context otherwise requires, references to “we,” “us,” “our,” “our Company,” and “the Company” refer to Calamos Asset Management, Inc., a Delaware corporation incorporated on July 23, 2004, and its consolidated subsidiaries, including Calamos Investments LLC (formerly known as Calamos Holdings LLC) and the operating company subsidiaries of Calamos Investments LLC.

“Calamos Advisors” refers to Calamos Advisors LLC, a Delaware limited liability company, an investment advisor registered with the U.S. Securities and Exchange Commission (SEC) and wholly-owned subsidiary of Calamos Investments LLC. Calamos Advisors acts as an investment advisor in managing our separate accounts and open-end and closed-end funds;

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

“Calamos Financial Services” refers to Calamos Financial Services LLC, a Delaware limited liability company and broker-dealer registered under the Securities Exchange Act of 1934, as amended, and a wholly-owned subsidiary of Calamos Investments LLC. Calamos Financial Services acts as the sole distributor of our family of open-end funds; and

“Calamos Interests” refers to Calamos Family Partners and John P. Calamos, Sr., our Chairman of the Board, Chief Executive Officer and Co-Chief Investment Officer. Mr. Calamos also holds the controlling interest in Calamos Family Partners.

The other wholly-owned subsidiary of Calamos Investments LLC is Calamos Wealth Management LLC, a registered investment advisor that provides wealth management services, including asset allocation and investment advisory services, to high net worth individuals, family offices and private foundations. Calamos International LLP, an indirect majority-owned subsidiary of Calamos Investments LLC, is a registered investment advisor with the Financial Services Authority (FSA) in the United Kingdom and distributor of the Offshore Funds and Company’s products globally.

The assets under management and other financial data presented in this report with respect to the open-end funds that we manage include the Calamos Growth and Income Portfolio, which is a portfolio of the Calamos Advisors Trust, a registered open-end investment company. However, references to the term “open-end funds” in this report do not otherwise include this portfolio. References to “Funds” in this report refer to both open-end and closed-end funds, as well as Offshore Funds.

Overview

Calamos Asset Management, Inc. is the sole manager of Calamos Investments LLC, which owns and manages our operating companies. For more than 34 years, we have provided investment advisory services to institutions and individuals, managing $32.8 billion in client assets as of December 31, 2011. Throughout our history, we have based our investment philosophy around a single belief; that the key to consistent, long-term success is achieving an optimal balance between enhancing return and managing risk. We have consistently applied our investment philosophy and a proprietary process centered on risk management across a range of U.S. and global investment strategies. The graphic below illustrates our organizational and ownership structure as of December 31, 2011:

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
Calamos Advisors LLC and Calamos Wealth Management LLC (U.S. Investment Advisors)
Calamos International LLP (U.K. Investment Advisor and Distributor)

_________________

(1)	Represents combined economic interest of Calamos Family Partners, Inc. and John P. Calamos, Sr. who is also a member of Calamos Investments LLC.
(2)
Represents combined economic interest of all public stockholders, including John P. Calamos, Sr., Nick Calamos and John P. Calamos, Jr.’s combined 5.53% ownership interest of Class A common stock. The calculation of ownership interest includes vested stock options.

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

As more fully described in the Investment Strategies section below, our strategies include equity, low-volatility equity, convertible, enhanced fixed income, total return, alternative and fixed income. We believe a disciplined adherence to our investment philosophy and process has enabled us to deliver superior risk-adjusted returns over the long-term.

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

We believe our investment performance, broad range of investment strategies, diverse product offerings and emphasis on sales and client service efforts have allowed us to help our clients create wealth over full market cycles, which, in turn, grew our assets under management and revenues throughout the years. Differentiated by a one-team, one-process approach, ours is a culture of innovation, global perspective, and clear alignment with our clients’ interests. Over the decades, we have consistently demonstrated strength in developing strategies that capitalize on the opportunities of the changing investment landscape.

In 2011, we experienced a reduction in assets under management, driven primarily by market depreciation and, to a lesser degree, net outflows. The year was marked by significant volatility in the equity markets, fueled by continued uncertainty with U.S. policy and regulation as well as by the ongoing international debt crisis. The U.S. convertible market saw limited issuance due to the low interest rate environment and suppressed spreads in the fixed-income market. We experienced negative flows in the fourth quarter of the year, reflecting industry-wide trends for equities and risk assets. Also contributing to net outflows was the 2011 closing of the Calamos Convertible Fund. This decision was made to limit the size of the fund in an effort to protect performance. 2011 was also defined by positive performance and flows into our global, international and emerging markets strategies, which is a reflection of our investment team’s discipline and investment approach.

We provide additional information about Calamos Asset Management, Inc. in the Investor Relations section of our website at http://www.calamos.com/Investors. This information includes corporate governance documents, press releases, investor presentations, SEC filings and assets under management reports, among others. We encourage you to visit and review our website. The information on our website is not a part of this Annual Report on Form 10-K.

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

Our goal is to continue to grow our business and diversify the assets we manage by investment strategy, product, service and type of client within our core competencies. We have selectively created complementary investment products over the years in order to take advantage of market opportunities for attractive risk-adjusted returns. Key to executing this strategy is our emphasis on building our capabilities in order to support growth, improve client responsiveness and position our business for long-term expansion. In 2011, we continued to improve the caliber and scope of our capabilities in portfolio management, marketing and other functions.

We have been, and will continue to be, guided by the following principles:

Maintain Superior Investment Performance

Our strategy is to maintain our performance by consistently applying our investment philosophy and process, while actively managing our strategies to maintain a stable balance of risk and reward over the full course of a market cycle and during changing market conditions. We seek to protect our clients’ assets through our management of both investment portfolios and investment strategy capacity which are guided by this philosophy. Accordingly, at times we have chosen to restrict inflows or close products to new investments or discontinue products during periods when we do not believe satisfactory risk-adjusted returns can be achieved for our clients.

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

Selectively Expand Our Investment Strategies

Since the introduction of our first convertible strategy in 1977, we have continued to strategically expand our product offerings. Each expansion has leveraged our core competency in investment research and portfolio management. We will continue to expand our investment strategies selectively in areas where we determine we can achieve attractive risk-adjusted returns over the long term. In 2010, we launched the Calamos Discovery Growth Fund, a small/mid-cap growth fund which we believe is a natural extension of our core competencies. In 2011, we extended our existing emerging markets expertise to non-U.S. investors through the addition of an emerging markets fund to our family of Ireland-based UCITS funds. Through such strategic expansion efforts, we believe we can enhance our ability to increase assets under management and revenues.

Expand Our Client Base

Over recent years, as part of our strategic initiatives, we have increased our focus on the institutional business through additions to staff in direct institutional sales, consultant relations, client relationship management and non-U.S. sales. These efforts have enhanced both our global business development as well as client service and retention efforts.

We distribute the Calamos open-end funds and managed accounts primarily through financial intermediaries. We have developed an extensive network of third-party financial intermediaries, and our products are structured to meet their needs and those of their clients. Our sales professionals are located across the United States and in Europe, and they act in a consultative role to provide our clients with insight. We intend to grow our intermediary business through selective relationships. We also manage five closed-end funds which are traded on the New York Stock Exchange, and operate a wealth management division which serves high net worth individuals and select organizations. The development of these business segments is strategic and includes the continued delivery of a high level of client service and solid relative investment performance.

Capitalize on Our Recognized and Respected Brand

We believe that brand awareness is essential in expanding our client base and adding value. Our focus is to continue to highlight the uniqueness of our investment process, our investment strategies, and our global investment research, and ultimately expand our position in the market as a global growth manager.

In 2011, many of our funds and strategies were recognized for producing solid long-term performance and risk management by companies and publications such as Morningstar, Kiplinger’s Personal Finance, Dow Jones, Pensions & Investments, Zack’s, and TheStreet.com. Our Co-Chief Investment Officers, John P. Calamos, Sr. and Nick P. Calamos, have written books on investments in convertible securities and are recognized investment experts. They frequently discussed their investment insights on networks such as CNBC, Bloomberg and Fox Business throughout 2011. Fortune wrote a profile article of John P. Calamos, Sr. in April 2011, and our Company was noted for its expertise in other publications including Forbes, Pensions & Investments, IPE, Citywire, Reuters, Institutional Investor, Crain’s Chicago Business, Ignites and FundFire, among others. John P. Calamos, Sr. and Nick P. Calamos were named to Citywire’s Euro Stars list of top investment managers (“The Guide to Europe’s Top Rated Fund Manager, June 2011”). In addition, both also hosted online webinars in 2011 to discuss our investment strategies in this increasingly popular format and strengthen the Calamos brand and awareness of our investment philosophy through all of these activities.

We also raised brand awareness through strategic sponsorships and we took a leadership role at multiple industry and financial services conferences this past year. In 2011, we sponsored the Milken Institute Global Conference. Nick P. Calamos participated in a panel discussion hosted by CNBC’s Brian Sullivan during the highly esteemed conference. We also sponsored and participated in the first Milken London Summit. John P. Calamos spoke at the first-ever Greek Power Summit in Athens, intended to address that country’s economic crisis. We also took part in numerous trade shows and other industry activities in 2011, including the Capital Link Closed-End Fund Forum in New York City, the Schwab Impact Conference in San Francisco, and the Elite Summit for family offices in Europe.

Investment Philosophy

We believe that a successful investment philosophy must be consistent and long-term oriented. Our investment philosophy is based on our views about the longer-term trends and economic conditions that affect financial markets. We assume there will always be unforeseen events that will continually test conventional wisdom. We believe we can achieve favorable investment results over extended periods of time based on our experience in many market environments, our continued study of economics and financial markets, and our application of a sound investment process that can manage the volatility and risk associated with financial markets. Because of this philosophy, our investment process is focused on risk management. The creation of wealth for our clients over the long-term is not solely about producing returns, but about managing risk, which we define as the potential for loss and the variability of investment returns.

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

Investment Management

Our investment management team is guided, above all else, by the long-term interests of our clients. This dedication to client service extends across our organization and guides the day-to-day decision making of every individual within our Company.

We employ a team approach to portfolio management and draw on the experience and expertise of 66 investment professionals focused on portfolio management, research, trading, portfolio administration and developing analytical models. Our investment team is comprised of our co-heads of research and investments, senior strategy/sector analysts, senior sector analysts, intermediate analysts and junior analysts. The team is led by our Co-Chief Investment Officers John P. Calamos, Sr. and Nick P. Calamos. While day-to-day management of the portfolios is a team effort, the co-heads of research and investments and senior strategy analysts, along with our co-chief investment officers, have primary and supervisory responsibility for the portfolios and work with team members to develop and execute the portfolio’s investment program. This team approach allows for valuable contributions from numerous analysts within our Company and creates a synergy of expertise that can be applied across many different investment strategies. We also believe that pooling the expertise of our analysts provides for more consistent investment performance over the long-term and provides for significant leverage of our investment talent. Members of our investment team participate in a career track system that helps institutionalize our investment process by immersing many analysts and other team members in our investment philosophy and process from early in their careers. Additionally, key members of the investment team participate in the long-term component of our incentive compensation plan. Through this plan, investment team members can share in the overall success of our Company.

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

Our investment process incorporates top-down analysis of the global macroeconomic environment, sectors and as appropriate regions and countries. We also identify long-term secular themes that we believe will influence opportunities for decades to come. Our experience has shown that these secular themes provide a powerful tailwind to select companies, particularly during periods of slower economic growth and less hospitable business environments. Our top-down analysis is paired with our comprehensive security research. We first determine the intrinsic value of a company, and then utilize quantitative and qualitative inputs to value the various securities within its capital structure. We believe the thorough understanding of a company from both a debt and equity security perspective allows us to gain a truer understanding of a company’s potential — and its risks. The key steps in this process are:

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

Client Relationships

Our first institutional account mandate was initiated in 1981 for a pension fund account. In the late 1980s, we became one of the first participants in the broker-sponsored managed account business. In 2002, we launched the first of our five closed-end funds. As we have done in the past, we continue to strive to expand our presence in distribution channels that best deliver our strategies to long-term investors in order to grow our client base, assets under management and revenues. In recent years, we have placed greater emphasis on institutional investors, including private pension funds, public funds, endowment funds, banks and insurance companies. We have also placed greater emphasis on other channels for open-end funds and managed account products such as 401(k) platforms, broker consultants, broker-dealers, registered investment advisers, financial planners, family offices, private foundations and high net worth investors.

In 2011, as part of our ongoing efforts to expand our distribution opportunities and client base, we have maintained our focus on the institutional market and retirement platform opportunities, and selectively increased the number of intermediaries that distribute Calamos products globally.

Intermediary

In 2011, our ongoing efforts yielded several new retirement and national account relationships. Our efforts include focusing key resources and personnel on a targeted set of opportunities, including fee-based open-end fund platforms and separately managed accounts in the four major wire houses. We continue to align the incentives of our sales teams to emphasize client service and client retention.

Defined contribution plans continue to be a significant segment of the U.S. intermediary market and open-end fund sales. We view the defined contribution industry as a strong target market, given our focus on risk management and outperformance over full and multiple market cycles.

We believe certain maturing products, including international growth, global equity, and evolving world growth, provide opportunities for this channel. We are seeing investors worldwide lose their home-country bias, which benefits this suite of products, as well as our U.S. equity strategies for non-U.S. investors. We believe we have the products to satisfy these needs and our Company is becoming increasingly well-known in this space.

Client accounts held at our top ten financial intermediaries represented approximately 55% of our assets under management as of December 31, 2011.

Institutional

In 2011, we continued to build and diversify the institutional channel. We believe our suite of international, global and emerging market strategies are well-positioned for growth, given their strong investment performance and market demand. In addition, we have been very encouraged by the level of interest shown by non-U.S. clients in our investment strategies and expect this part of our business to grow in 2012.

Wealth Management

As of December 31, 2011, we had approximately 600 wealth management clients representing $902 million of assets under management, which are reported in their respective underlying investment products. We provide wealth management services, including asset allocation, to high net worth individuals, family offices and private foundations. Our wealth management group offers customized asset allocation advice under the guidance of our investment management team. Our individualized services include offering managed portfolios of open-end funds and separate accounts in both taxable and tax-deferred accounts; developing and executing multi-generational investment policies, asset management and income distribution plans; managing retirement, profit sharing and deferred compensation plans; providing asset allocation and investment management for foundations and endowments; and integrating alternative investments into a comprehensive financial plan. Additionally, our wealth strategy professionals are available to consult with clients on a wide variety of issues associated with the accumulation, preservation and transfer of family wealth.

Global

In 2007, we established Calamos Global Funds PLC, an Ireland-domiciled UCITS platform. In 2009, we established an office in London, where we serve intermediary and institutional channels in Europe. We have enhanced home office support and service of the European sales team, clients and prospects. We continue to build the brand globally in both intermediary and institutional business channels, including efforts to increase investment mandates through large distributors, investment consultants and institutional clients, such as sovereign wealth funds, in Canada, Asia, Australia, and the Middle East in addition to Europe. We are pleased with the development of our efforts in non-U.S. markets, and saw positive flows into our UCITS funds for the year. As discussed previously for other channels, we believe our products are well-positioned to benefit from the global trend away from a home-country bias for investors, including but not limited to an uptick in interest in U.S. equities by non-U.S. investors.

Investment Strategies

The following table describes our investment strategies and corresponding assets under management at December 31, 2011:

STRATEGY (in millions)
Equity	$11,518	Strategies that seek capital appreciation by investing in a range of global companies of various market capitalization under both growth and value disciplines
Low-volatility Equity	7,045
Strategies that pursue equity market upside with less potential downside than an all-equity portfolio, by investing in dynamic blend of convertible securities, equities and high yield securities, globally

Convertible	6,073	Strategies that pursue equity market upside with less potential downside than an all-equity portfolio, by investing primarily in convertible securities
Enhanced Fixed Income	3,005	Closed-end portfolios that pursue high current income, from income and capital gains, investing primarily in high yield corporate bonds and convertible securities
Total Return	2,255	Closed-end portfolios that pursue current income, with increased emphasis on capital appreciation, by investing primarily in high yield corporate bonds, convertible securities and equities
Alternative	2,320	Strategies that invest in non-traditional strategies, including market neutral and convertible arbitrage, among others
Fixed Income	561
Strategies that invest in U.S. investment-grade bond market, international and high-yield securities, U.S. Government Agency obligations and repurchase agreements collateralized by U.S. Government Agency obligations

Total	$32,777

Investment Products

We market our investment strategies to our clients through a variety of products designed to suit their individual investment needs. We currently offer four types of investment products that fall into the categories of Funds and separate accounts.

Funds

Funds include our open-end and closed-end funds, which are commingled investment vehicles registered under the Investment Company Act of 1940, as amended, (Investment Company Act) as well as our Offshore Funds. We include the Offshore Funds in open-end funds for reporting purposes.

Open-End Funds

As of December 31, 2011, we had $19.8 billion of assets under management in open-end funds, representing approximately 60% of our total assets under management. Open-end funds are continually offered and are not listed on an exchange. Open-end funds issue new shares for purchase, unless they are closed to new investors, and redeem shares from those shareholders who sell. The share price for purchases and redemptions of open-end funds is determined by each fund’s net asset value, which is calculated at the end of each business day.

We introduced our first open-end fund, the Calamos Convertible Fund, in 1985. We have since expanded our open-end fund products and services to invest in securities worldwide and to include equity, low-volatility equity, alternative, and fixed income strategies that we believe offer attractive risk-adjusted return potential. In recent years, much of our expansion efforts have been focused on global opportunities. In 2007, we introduced a global equity fund; and in 2008, we introduced an emerging markets growth fund. Additionally, in 2007, we established Calamos Global Funds PLC, an Ireland-domiciled UCITS.

We believe that in order to protect investor performance it is necessary to make the decision to limit purchases to certain strategies, or even to close certain strategies as circumstances warrant. In October 2008, we reopened our Calamos Convertible Fund, which had been closed since 2003 based on our analysis of the supply and demand trends in the convertible market. In 2008, the broad sell-off in the convertible markets created what we believed to be unprecedented opportunities for long-term investors. The fund was very successful following its reopening, and experienced inflows which significantly increased the size of the fund. In 2010, we began to restrict flows into the Calamos Convertible Fund to seek to protect our current investors and the investment performance of the fund given its increased size and the conditions in the U.S. convertible securities market. This decision was driven by issues of efficiency and scale for shareholders in that fund. Throughout 2011, we also began to restrict flows into certain of our other investment products that rely heavily on U.S. convertible securities, including the Calamos Market Neutral Income Fund, and both the Calamos Growth and Income Fund and the Calamos Global Growth and Income Fund.

As of year-end 2011, we acted as the investment advisor to 13 open-end funds and five Offshore Funds offered to customers primarily through financial intermediaries. During 2011, we added an emerging markets product, while closing U.S. Opportunity Fund in our Offshore Funds offering. We expect to continue to seek opportunities to expand and develop the investment strategies offered in our open-end fund products as we see opportunities and seek to meet investor demand.

Calamos Advisors manages the strategies of each of the open-end funds with the goal of achieving higher returns than their respective benchmarks over the long-term. Some of the funds also aim to achieve a reduced risk profile, as well. To do so, our investment team focuses on maintaining each strategy’s distinct balance between risk and return throughout the full course of the market cycle.

Open-end Funds
(in millions)	Assets Under Management at December 31, 2011	Year of Inception
U.S.-Domiciled Funds
Equity
Growth Fund	$7,052	1990
Value Fund	39	2002
Blue Chip	57	2003
International Growth Fund	556	2005
Global Equity Fund	135	2007
Evolving World Growth Fund	229	2008
Discovery Growth Fund	37	2010
Low-volatility Equity
Growth and Income	4,327	1988
Global Growth and Income	1,629	1996
Convertible
Convertible	2,339	1985
Alternative
Market Neutral Income Fund	2,320	1990
Fixed Income
High Yield Fund	259	1999
Total Return Bond Fund	228	2007

Offshore Funds

Equity
Growth Fund	247	2007
Global Equity Fund	54	2007
Emerging Markets Fund	95	2011
Low-volatility Equity
U.S. Opportunities Fund	47	2007
Global Opportunities Fund	135	2007

Total	$19,785

Closed-End Funds

As of December 31, 2011, we had $5.3 billion of assets under management in closed-end funds, representing approximately 16% of our total assets under management. Closed-end funds typically sell a finite number of shares to investors through underwritten public offerings, unlike open-end funds, which continually offer new shares to investors. After the public offerings, investors buy and sell those shares to other investors through an exchange or broker-dealer market. Occasionally, second offerings are made with closed-end funds, in which they are sold at the market rate. We do not receive commissions or distribution fees on second offerings.

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

Closed-end Funds
(in millions)	Assets Under Management at December 31, 2011	Year of Inception
Enhanced Fixed Income
Convertible Opportunities and Income Fund	$1,087	2002
Convertible and High Income Fund	1,207	2003
Global Dynamic Income Fund	712	2007

Total Return
Strategic Total Return Fund	2,101	2004
Global Total Return Fund	153	2005
Total	$5,260

Separate Accounts

Separate accounts are individual portfolios of securities managed to meet clients’ unique needs and include institutional accounts and managed accounts.

Institutional Accounts

As of December 31, 2011, we had $5.5 billion of assets under management in institutional accounts, representing approximately 17% of our total assets under management. Institutional accounts are separately managed accounts for certain investors, such as corporate pension funds, public funds, endowment funds and not-for-profit institutions, offered through consultants, broker-dealer intermediaries and directly by us. A qualified investment trust and limited partnerships, that we manage, are also included in the institutional accounts designation. We have approximately 290 institutional accounts, from direct client as well as sub-advisory relationships.

We received our first institutional account mandate in 1981 for a pension fund account. Since initially offering convertible investment strategies to institutions, we have broadened our mandates to include a variety of investment strategies in other asset classes, such as equity and high yield, and we see considerable opportunity for our global and non-U.S. equity strategies.

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

Institutional Accounts*
(in millions)	Assets Under Management at December 31, 2011
Equity	$1,590
Low-volatility Equity	580
Convertible	3,261
Fixed Income	74
Total	$5,505
____________________________________
*Total institutional assets under management do not include assets serviced through open-end and closed-end funds.

Managed Accounts

As of December 31, 2011, we had $2.2 billion of assets under management in managed accounts, representing approximately 7% of our total assets under management. Our nearly 7,000 managed accounts are individual portfolios of securities offered primarily through 12 national and regional broker-dealer platforms. We first introduced managed accounts through a broker-dealer sponsored platform in 1989. Since initially offering convertible investment strategies to our managed account customers, we have broadened our mandates to include equity, low-volatility equity and convertible investment strategies.

Managed Accounts
(in millions)	Assets Under Management at December 31, 2011
Equity	$1,428
Low-volatility Equity	326
Convertible	473
Total	$2,227

During 2010, we undertook an initiative to increase the account minimums for select convertible-based separately managed accounts. This program included smaller-sized accounts that had been closed since 2003. The minimum investment on these accounts was raised to $750,000 in order to seek to protect the investment performance for these accounts. This initiative resulted in some account liquidations, some transfers into Calamos open-end funds, while other account balances were increased to meet the new account minimums. The project was completed in 2010 and resulted in $1.3 billion in net outflows in Managed Accounts.

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

The following factors, among others, serve to increase our competitive risks: the financial strength and more comprehensive line of products and services provided by our competitors; consolidation within the investment management and broker dealer industries, which is increasing the size and strength of certain competitors; relatively few barriers to entry, which may increase the number of competitors; and the recruiting of our investment professionals and other employees from us. These and other factors could reduce our earnings and revenues and may have a materially adverse effect on our business.

Technology and Intellectual Property

We consider technology to be a competitive advantage in our investment process. Our investment approach demands tailored outputs for all aspects of the investment process, including risk management, security analysis and trade processing. As a result, our use of in-house developed and third-party technology and software enables customization of systems across our Company. Our quantitative investment tools, including our proprietary Calamos Corporate System, continue to be enhanced by our research development team. Our internal investment-related systems are geared to the principles that guide our investment process, allowing for a more seamless integration of security analysis, trade processing, accounting and portfolio administration of our nearly 7,300 accounts at December 31, 2011. In other areas of our business, where competitive advantages do not exist, such as trade order processing and portfolio accounting, we look to leverage third-party applications or service providers for cost efficiency.

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

Regulatory Environment

Our domestic and global lines of business are subject to extensive regulation. In the United States regulations exist at both the federal and state level, as well as by self-regulatory organizations. These laws and regulations are primarily intended to protect investment advisory clients and shareholders of registered investment companies. Agencies that regulate investment advisors have broad administrative powers, including the power to limit, restrict or prohibit an investment advisor from carrying on its business in the event that it fails to comply with such laws and regulations. Possible sanctions that may be imposed include the suspension or barring of individual employees, limitations on engaging in certain lines of business for specified periods of time, revocation of registrations, censures and fines. Calamos Global Funds  advised by Calamos Advisors is subject to the Irish Financial Services Regulatory Authority as well as to rules, laws and regulations in countries in which such funds are authorized.

Calamos Advisors and Calamos Wealth Management LLC are registered as investment advisors with the Securities and Exchange Commission (SEC). As registered advisors, they are subject to the requirements of the Investment Advisers Act, SEC regulations, and examination by the SEC’s staff. The Investment Advisers Act imposes substantive regulation on virtually all aspects of their business and its relationship with its clients. Requirements include fiduciary duties to clients, prohibitions on engaging in certain transactions with clients, maintaining an effective compliance program, compensation restrictions, solicitation arrangements, conflicts of interest, advertising rules, and recordkeeping, reporting and disclosure requirements. Calamos Asset Management, Inc. is not an investment company; however, the Funds that Calamos Advisors manages are registered with the SEC under the Investment Company Act. The Investment Company Act imposes additional obligations, including detailed operational requirements for both the funds and their advisor. Moreover, an investment advisor’s contract with a registered fund may be terminated by the fund on not more than 60 days’ notice, and is subject to annual renewal by the fund’s board after an initial two-year term. The SEC is authorized to institute proceedings and impose sanctions for violations of the Investment Advisers Act and the Investment Company Act, ranging from fines and censures to termination of an investment advisor’s registration. The failure of Calamos Advisors and Calamos Wealth Management LLC to comply with the requirements of the SEC or the registered funds advised by Calamos Advisors to be in compliance with the requirements of the SEC could have a material adverse effect on us.

Calamos International LLP is a registered investment advisor with the FSA in the United Kingdom. The FSA’s rules govern Calamos International LLP’s capital resource requirements, senior management arrangements, business conduct, client interaction and internal controls. Similar to United States regulations, violations of these rules may result in a range of disciplinary actions against our Company. Calamos International LLP must also comply with the Capital Requirements Directive, which sets forth regulatory capital requirements, and the Markets in Financial Instruments Directive rules, which regulate the investment services throughout the European Economic Area.

We are also subject to the federal and state laws affecting corporate governance, including the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and rules promulgated by the SEC. Further, Calamos Asset Management, Inc. is subject to the rules of NASDAQ, including the corporate governance listing standards approved by the SEC.

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

Employees

As of December 31, 2011 and 2010, we had 341 and 318 full-time employees, respectively.

SEC Filings

Our SEC filings are available through the Investor Relations section on our website http://www.calamos.com/Investors. We encourage our readers to view our SEC filings as well as other important information, including corporate governance documents, press releases, investor presentations, assets under management reports and other documents, on our website. The information on our website is not a part of this Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

Risks Related to Our Industry

Our assets under management, which impact revenue, are subject to significant fluctuations.

Substantially all of our revenues are determined by the amount of our assets under management. Under our investment advisory contracts with our clients, the investment management fee we receive is typically based on the market value of assets under management. In addition, we receive asset-based distribution and/or service fees with respect to the open-end funds managed by Calamos Advisors pursuant to distribution plans adopted under provisions of Rule 12b-1 under the Investment Company Act of 1940, as amended (Investment Company Act). Rule 12b-1 fees typically are based on the market value of our assets under management. Accordingly, a general or prolonged decline in the prices of securities usually has caused our revenues and net income to decline due to (i) the value of our assets under management decreasing, and\or (ii) clients withdrawing funds in favor of investments they perceive to offer greater opportunity or lower risk. The securities markets have been and may continue to be highly volatile and securities prices may increase or decrease for many reasons beyond our control, including economic and political events and acts of terrorism in the United States and abroad. Europe's sovereign debt crisis, the downgrade of US Treasury debt and other adverse global economic and political conditions have subjected the capital markets to significant volatility. The continuation or worsening of these factors could lead to future declines in our assets under management. To the extent we receive fee revenue from assets under management attributable to financial leverage, any reduction in leverage used would adversely affect our assets under management, revenue and net income. Leverage could be reduced due to an adverse change in interest rates, a decrease in the availability of credit on favorable terms or a determination to reduce or eliminate leverage on certain products if we determine the use of leverage is no longer in our clients’ best interests. The continuing weakness in the economy could adversely affect our revenue and net income if it leads to a decreased demand for investment products and services, a higher redemption rate or a decline in securities prices.

Changes in laws, regulations or governmental policies due to the state of the economy could limit the sources and amounts of our revenues, increase our costs of doing business, decrease our profitability and materially and adversely affect our business.

Our business is subject to extensive domestic and international regulation which directly affects our cost of doing business. Industry regulations are designed to protect our clients and investors in our funds and other third parties who deal with us and to ensure the integrity of the financial markets. Most of the regulations to which we are subject are not designed to protect our stockholders. In recent years, governments and regulators have increased interest and oversight of the broad financial and investment management industry. Changes in laws, regulations or rules of self-regulatory organizations or in government policies, and unforeseen developments in litigation targeting the securities generally or us could limit the sources and amounts of our revenues, increase our costs of doing business, decrease our profitability and materially and adversely affect our business. Further, our failure to comply with applicable laws or regulations could result in fines, censure, suspension or barring of personnel, or other sanctions, including revocation of our registration as an investment advisor or broker-dealer.

The soundness of other financial services institutions could adversely affect our earnings.

Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We and the investments we manage may have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including: brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutions. Many of these transactions expose us or the accounts we manage to credit risk in the event of default of the counterparty.

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

The investment management industry has relatively low barriers to entry and to the extent we are forced to compete on the basis of price, we may not be able to maintain our current fee structure. In recent years, there has been a trend toward lower fees in the investment management industry. In order to maintain our fee structure in a competitive environment, we must be able to continue to provide clients with investment returns and service that make investors willing to pay our fees. In addition, the board of trustees of the Funds managed by Calamos Advisors must make certain findings as to the reasonableness of its fees. We cannot guarantee investment returns and services that will allow us to maintain our current fee structure. Fee reductions on existing or future business could have an adverse effect on our revenues and results of operations.

We derive a substantial portion of our revenues from contracts that may be terminated on short notice.

We derive a substantial portion of our revenues from investment management agreements with the Funds that are generally terminable by the Funds’ board of trustees or a vote of the majority of the Funds’ outstanding voting securities on not more than 60 days’ written notice. After an initial term, each Fund’s investment management agreement must be approved and renewed annually by the independent members of such Fund’s board of trustees and, in certain cases, by its stockholders. These investment management agreements may be terminated or not renewed for any number of reasons, including investment performance, advisory fee rates and financial market performance. Further, we may not be able to replace terminated or non-renewed agreements on favorable terms. The decrease in revenues that could result from any such termination could have a material adverse effect on our business.

Investors in the open-end funds can redeem their investments in these funds at any time without prior notice, which could adversely affect our earnings.

Open-end fund investors may redeem their investments in those funds at any time without prior notice. In a declining stock market, the pace of open-end fund redemptions could accelerate. Poor performance relative to other asset management firms tends to result in decreased purchases and increased redemptions of open-end funds. The redemption of investments in open-end funds managed by Calamos Advisors may adversely affect our revenues, which are substantially dependent upon the assets under management in our open-end funds.

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

Our ownership structure is not uniformly understood and this may cause investor confusion and missed business opportunities.

Our ownership structure is not uniformly understood within the financial community, including by current and potential investors and clients. Our market capitalization is often listed by reporting agents based only on common shares, which only reflects a percentage of the ownership of our business and does not give consideration to the Calamos Interests ownership in Calamos Investments LLC. As of December 31, 2011, the Calamos Interests owned approximately 78.1% of Calamos Investments LLC as well as all of our Class B common stock. The total consolidated market capitalization of the business, therefore, is often significantly understated. Potential misperceptions by investors and potential clients as to the value of our business may result in missed business opportunities that could have a negative effect on our operating results and stock price.

Future investment performance of our investment strategies could adversely affect our assets under management and expose us to litigation, which reduce earnings.

The relative performance of our investment strategies is critical in retaining existing clients as well as attracting new clients. The performance of our investment strategies can fluctuate for a number of reasons, including general market conditions and our investment decisions. If our strategies do not meet our clients’ and the market’s expectations, we could suffer a decline is assets under management and therefore in our earnings. In contrast, when our strategies experience strong results relative to the market or other asset classes, clients’ allocations to our strategies may increase relative to their other investments and we could suffer withdrawals as our clients rebalance their investments to fit their asset allocation preferences.

While clients do not have legal recourse against us solely on the basis of poor investment results, if our investment strategies perform poorly, we are more likely to become subject to litigation brought by dissatisfied clients. Any such litigation could be expensive and time-consuming, and could divert management resources from the management of our business.

We depend on third-party distribution channels to market our investment products and access our client base.

The potential investor base for open-end funds and separate accounts is limited, and our ability to distribute open-end funds and access clients for separate accounts is highly dependent on access to the retail distribution systems and client bases of national and regional securities firms, banks, insurance companies, defined contribution plan administrators and other intermediaries, which generally offer competing internally and externally managed investment products. For open-end funds, such intermediaries are paid for their services to fund shareholders, in part, through Rule 12b-1 fees and/or upfront commission payments by us, for which we receive Rule 12b-1 payments in the future. Those future payments allow us to pay or help us recover payments to selling firms. Access to such distribution systems and client bases is substantially dependent upon our ability to charge Rule 12b-1 fees to our funds. In addition to the foregoing, we pay some intermediaries supplemental compensation payments for various purposes. Our institutional separate account business depends on referrals from consultants, financial planners and other professional advisors, as well as from our existing clients. We cannot assure you that these channels and client bases will continue to be accessible to us. The inability to have such access could have a material adverse effect on our assets under management and ultimately our earnings.

As of December 31, 2011, a majority of our assets under management were attributable to accounts that we accessed through third-party intermediaries. These intermediaries generally may terminate their relationships with us on short notice. While we continue to diversify and add new distribution channels for open-end funds and managed accounts and a significant portion of the growth in our assets under management in recent years has been accessed through intermediaries, there has been a consolidation of and elimination of some financial service companies in recent years. The loss of any of the distribution channels afforded by these intermediaries, and the inability to access clients through new distribution channels could decrease our assets under management and adversely affect our results of operations and growth potential.

We derive a substantial portion of our revenues from a limited number of our products.

As of December 31, 2011, 22% and 13% of our assets under management were concentrated in two Calamos sponsored funds and 29% and 14% of our total revenues were attributable to those funds. As a result, our operating results are particularly exposed to the performance of those funds and our ability to minimize redemptions from and maintain assets under management in those funds. If a significant amount of investments are withdrawn from those funds for any reason, our revenues would decline and our operating results would be adversely affected. Further, given the size and prominence of those funds within our Company, the performance of those funds may also indirectly affect the net purchases and redemptions in our other products, which in turn may negatively affect our operating results.

We are dependent on Calamos Investments LLC to distribute cash to us in amounts sufficient to pay our tax liabilities and other expenses.

Our ownership in Calamos Investments LLC is our primary asset and we have limited independent means of generating revenues. Calamos Investments LLC is treated as a partnership for U.S. federal income tax purposes and, as such, is not itself subject to U.S. federal income tax. Instead, its taxable income is allocated on a pro rata basis to its members. Accordingly, we incur income taxes on our proportionate share of any net taxable income of Calamos Investments LLC, and also incur expenses related to our operations. As the sole manager, we caused and in the future intend to cause Calamos Investments LLC to distribute cash to its members to the extent necessary to cover their tax liabilities, if any. If Calamos Investments LLC is unable to provide funds for such taxes or for any other purpose, it could have a material adverse effect on our business, financial condition or results of operations.

We intend to pay regular dividends to our stockholders, but our ability to do so is subject to the discretion of our board of directors and may be limited by our holding company structure and any applicable laws.

To date, we have paid a cash dividend each quarter and intend to continue to pay dividends on a quarterly basis. However, in the past we have reduced our dividend due to the effect of market conditions on our business. Our board of directors has and in the future may, in its discretion, increase or decrease the level of dividends. Further, our board of directors has discretion to discontinue the payment of dividends entirely. The ability of Calamos Investments LLC to make distributions is subject to its: operating results, cash requirements, financial condition, and compliance with covenants and financial ratios related to existing or future indebtedness, as well as any applicable laws. If, as a consequence of these various limitations and restrictions, we are unable to generate sufficient distributions from our business, we may need to reduce or eliminate the payment of dividends on our shares.

The inability for Calamos Investments LLC to maintain compliance with its financial covenants could have a material adverse effect on our Company.

Calamos Investments LLC currently has $92.1 million of aggregate principal amount of senior unsecured notes outstanding. Note purchase agreements between Calamos Investments LLC and its note holders govern the terms of the unsecured notes. Under these agreements, Calamos Investments LLC must maintain certain consolidated net worth, leverage and interest coverage ratios. The note purchase agreements also contain other covenants that, among other provisions, restrict the ability of Calamos Investments LLC’s subsidiaries to incur debt and restrict the ability of Calamos Investments LLC or its subsidiaries to make distributions, create liens and to merge or to consolidate, or sell or convey all or substantially all of Calamos Investments LLC’s assets. The inability of Calamos Investments LLC to maintain compliance with any of its financial covenants could lead to an event of default and result in various remedies to the note holders including the acceleration of all the notes outstanding and the payment of a make whole amount. In such an event, our liquidity and results from operations would be negatively impacted.

Significant changes in market conditions and the economy may require a modification to our business plan.

Our revenues are primarily driven by assets under management and declines in the financial markets will directly and negatively affect our investment advisory fee revenues as well as our non-operating income and net income. As such, significant changes in market conditions and the economy may require a modification to our business plan. Modification to our business plan may include: the reopening or elimination of product offerings, programs or efforts; realignment of sales and marketing resources to adapt to changing market demand and the changing competitive landscape; and the implementation of expense control measures, inclusive of staff reductions, to streamline our infrastructure and reduce capital expenditures. Independent of market conditions, we also may modify our business plan which may not be successful, affecting our revenues and net income.

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

All of our technology systems may be vulnerable to disability or failures due to hacking, viruses, natural disasters, power failures, acts of war or terrorism, and other causes. Some of our software is licensed from and supported by outside vendors upon whom we rely to prevent operating system failure. A suspension or termination of these licenses or the related support, upgrades and maintenance could cause system delays or interruption. Also, our back office operations have been outsourced to third-party service providers who rely on technology systems as well. If these service providers or any of these systems fail, we would be unable to fulfill critical business functions, which could lead to a loss of customers and harm to our reputation. Technological breakdowns could also interfere with our ability to comply with financial reporting and other regulatory requirements, exposing us to disciplinary action and to liability to our customers.

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

We have developed our reputation through excellent client services, strong long-term risk-adjusted investment performance, comprehensive product offerings, superior distribution and a stalwart brand image. The Calamos name and brand are valuable assets and any damage to either could hamper our ability to attract and retain clients and employees, thereby having a material adverse effect on our revenues and net income. Risks to our reputation may include conflicts of interest, employee misconduct, litigation, regulatory issues and unsubstantiated accusations. Managing such matters may be expensive, time-consuming and difficult.

Improper disclosure of personal data could result in liability and harm our reputation.

We and our service providers store and process personal client information. Despite having implemented what we believe are appropriate security controls, training, and policies and procedures, these efforts may not prevent the improper disclosure of client information. Such disclosure could harm our reputation as well and subject us to liability, resulting in increased costs or loss of revenue.

Failure to comply with investment guidelines or instructions by our clients could result in damage awards which could adversely affect our business.

Our clients typically specify the investment guidelines or strategy, or provide instructions on the management of their portfolios that we are required to follow. We are required to invest Fund assets in accordance with limitations under the Investment Company Act and applicable provisions of the Internal Revenue Code of 1986, as amended. We are also required to invest Calamos Global Fund assets in accordance with limitations under UCITS directives, various notices, guidance and policy statements adopted by the Republic of Ireland and the Irish Central Bank. Our failure to comply with these guidelines, limitations or instructions could result in losses to a client or an investor in a fund which, depending on the circumstances, could result in clients or fund investors: being made whole for such losses; seeking damages from us; or terminating their investment management agreements. Any of these events could harm our reputation and have a material adverse effect on our earnings.

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

We may sell additional shares of Class A common stock in subsequent public offerings or issue convertible debt securities. The Calamos Interests own approximately 78.1% of Calamos Investments LLC as of December 31, 2011, and can exchange all or portions of their ownership interests in Calamos Investments LLC for shares of our Class A common stock. Subject to certain selling restrictions, the Calamos Interests could sell any or all of those shares in a registered public offering pursuant to a registration rights agreement. We cannot predict the size of future issuances of our Class A common stock or the effect, if any, on the market price of our Class A common stock. Sales or distributions of substantial amounts of our Class A common stock (including shares issued in connection with an acquisition), or the perception that such sales could occur, may cause the market price of our Class A common stock to decline.

Control by Calamos family members of a majority of the combined voting power of our common stock.

As of December 31, 2011, the Calamos Interests owned approximately 78.1% of Calamos Investments LLC and all of our Class B common stock, representing more than 97.5% of the combined voting power of all classes of our voting stock. Pursuant to the terms of our second amended and restated certificate of incorporation, Calamos Family Partners, Inc. retains a majority of the combined voting power of our common stock until its ownership interest in Calamos Investments LLC falls below 15%, at which time all outstanding shares of our Class B common stock automatically will convert into shares of our Class A common stock. Accordingly, as long as Calamos Family Partners, Inc. maintains the requisite ownership interests in our common stock and in Calamos Investments LLC, it will continue to have the ability to elect all of the members of our board of directors and thereby control our management and affairs, including determinations with respect to acquisitions, dispositions, borrowings, issuances of common stock or other securities, and the declaration and payment of dividends on our common stock. In addition, it will continue to be able to determine the outcome of all matters requiring stockholder approval on a combined class vote basis, and will continue to be able to cause or prevent a change of control of our Company or a change in the composition of our board of directors. The concentration of ownership could deprive Class A stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company and might ultimately negatively affect the market price of our Class A common stock. Despite this control, each of our agreements entered into with Calamos Family Partners, Inc. and its affiliates since our initial public offering have been approved in accordance with the Conflict of Interests Policy contained in our second amended and restated certificate of incorporation.

Our investment income may be negatively affected by fluctuation in our corporate investment portfolio resulting in a material adverse effect on our Company.

A substantial portion of our assets are invested in Calamos products which are subject to market risk. Fluctuations in investment income are expected to occur in the future but to a lesser magnitude with the use of derivatives. Tangentially, our capital loss carryforwards resulting from losses generated from the sale of investment securities provide deferred tax assets, which are intangible assets with realization dependent on our ability to generate capital gains from securities owned within our corporate investment portfolio. If market conditions deteriorate and securities valuations are depressed for prolonged periods of time, the recoverability of these deferred tax assets may be adversely affected and become impaired. In 2011, we recorded a valuation allowance of $5.2 million, to reduce our deferred income tax assets relating to our tax loss carryforwards. The occurrence of a future impairment may require additional material charges to our earnings.

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

As we increase our international presence and expand our product offerings and international business activities, we face increased operational, regulatory, compliance, reputation and foreign exchange rate risks. The failure of our Company’s systems of internal control to properly mitigate such additional risks, or of our operating infrastructure to support such international expansion could result in operational failures and regulatory fines or sanctions.

Local regulatory environments may vary widely and place additional demands on our sales, legal and compliance personnel. Identifying and hiring well-qualified personnel and adopting policies, procedures and controls to address local or regional requirements require time and resources. Regulators in non-U.S. jurisdictions could also change their policies or laws in a manner that might restrict or otherwise impede our ability to offer our investment strategies in their respective markets. Any of these local requirements, activities, or needs could increase the costs and expenses we incur in a specific jurisdiction without any corresponding increase in revenues and income from operating in the jurisdiction.

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

We are subject to income taxes as well as non-income based taxes in both the United States and the United Kingdom. As such we are subject to ongoing tax audits and the tax authorities may disagree with certain positions taken and assess additional taxes. We regularly evaluate the likely outcomes of these audits in order to determine the appropriateness of our tax provision and the related valuations of our deferred income tax assets. However, there can be no guarantee that we will accurately predict the outcomes of these audits which could have a material adverse impact on our net income, financial condition or liquidity. Changes in tax laws or tax rulings could materially impact our effective tax rate and the related valuations of our deferred income tax assets. Calamos Investments LLC made an election under section 754 of the Internal Revenue Code of 1986, as amended (a “section 754 election”). As a result of the section 754 election, Calamos Investments LLC increased our Company’s proportionate share of the tax basis of the assets of Calamos Investments LLC to reflect the purchase price paid by our Company for its interest in Calamos Investments LLC. The Internal Revenue Service completed its audit of Calamos Investments LLC for its 2004 through 2006 tax years and has proposed certain adjustments not related to the section 754 election. We anticipate that this audit and the 2004 through 2006 tax years will ultimately be closed without an adjustment to the 754 election.

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

ITEM 3. LEGAL PROCEEDINGS

As previously reported, the Company and Calamos Advisors LLC, an indirect subsidiary, were named as defendants in a class action complaint filed on July 15, 2010 (Christopher Brown et al. v John P. Calamos, Sr. et al., No. 10-CV-04422 (N.D. Ill.)) by a putative common shareholder of the Calamos Convertible Opportunities and Income Fund (CHI). This action was voluntarily dismissed by plaintiff in the U.S. District Court and re-filed in the Circuit Court of Cook County, Illinois on September 13, 2010 (Christopher Brown et al. v John P. Calamos, Sr. et al., Civil Action No. 10CH39590). Other defendants include CHI, current and former trustees of CHI, John P. Calamos, Sr., Weston W. Marsh, John E. Neal, William R. Rybak, Stephen B. Timbers, David D. Tripple, Joe F. Hanauer, and unspecified defendants John and Jane Does 1-100. The plaintiff alleges that the Company and Calamos Advisors aided and abetted the individual defendants' alleged breaches of fiduciary duty and were unjustly enriched in connection with the redemption of auction rate preferred securities of CHI. As to the Company and Calamos Advisors, the plaintiff is seeking: (i) declaratory judgments that the Company and Calamos Advisors aided and abetted the individual defendants' alleged breaches of fiduciary duty and were unjustly enriched; (ii) an injunction against the Company and Calamos Advisors serving as advisor or otherwise earning fees for services to CHI; (iii) an unspecified amount of monetary relief plus interest; (iv) an award of attorney's fees and expenses; and (v) such other and further relief, including punitive damages, as may be available to the plaintiff and the class that plaintiff seeks to represent. On October 13, 2010, the defendants removed this action from the Circuit Court of Cook County, Illinois to the U.S. District Court for the Northern District of Illinois (Christopher Brown et al. v John P. Calamos, Sr. et al., No. 10-CV-06558 (N.D. Ill.)) and also moved to dismiss the complaint. On November 5, 2010, plaintiff moved to remand the case to the Circuit Court of Cook County. On March 14, 2011, the district court denied plaintiff's motion to remand and dismissed the case. Plaintiff appealed that ruling to the United States Court of Appeals for the Seventh Circuit, and on November 10, 2011 the Seventh Circuit issued a decision affirming the dismissal of the case entered by the lower court. Plaintiff received an extension up to and including March 9, 2012 to file a petition for a writ of certiorari in the United States Supreme Court.

The Company and Calamos Advisors LLC were named as defendants in a class action complaint filed on September 14, 2010 (Russell Bourrienne et al. v John P. Calamos, Sr. et al., No. 10-CV-5833 (N.D. Ill.)) by a putative common shareholder of the Calamos Convertible Opportunities and Income Fund (CHI). This action was voluntarily dismissed by plaintiff in the U.S. District Court and re-filed in Circuit Court of Cook County, Illinois on October 18, 2010 (Russell Bourrienne et al. v John P. Calamos, Sr. et al., No. 10CH45119 ). Other defendants include current and former trustees of CHI, John P. Calamos, Sr., Weston W. Marsh, John E. Neal, William R. Rybak, Stephen B. Timbers, David D. Tripple, Joe F. Hanauer and unspecified defendants John and Jane Does 1-100. The plaintiff alleges that the Company and Calamos Advisors aided and abetted the individual defendants' alleged breaches of fiduciary duty and were unjustly enriched in connection with the redemption of auction rate preferred securities of CHI. As to the Company and Calamos Advisors, the plaintiff is seeking: (i) declaratory judgments that the Company and Calamos Advisors aided and abetted the individual defendants' alleged breaches of fiduciary duty and were unjustly enriched; (ii) an injunction against serving as advisor or otherwise earning fees for services to CHI; (iii) an unspecified amount of monetary relief plus interest; (iv) an award of attorney's fees and expenses; and (v) such other and further relief, including punitive damages, as may be available to the plaintiff and the class that plaintiff seeks to represent. On November 12, 2010, the defendants removed this action from the Circuit Court of Cook County, Illinois to the U.S. District Court for the Northern District of Illinois (Russell Bourrienne et al. v John P. Calamos, Sr. et al., No. 10-CV-07295 (N.D. Ill.)). Defendants moved to dismiss the complaint, and on August 4, 2011, the U.S. District Court granted defendant's motion. Plaintiff appealed that ruling to the United States Court of Appeals for the Seventh Circuit, and on December 7, 2011, the Seventh Circuit issued an order dismissing the appeal pursuant to the parties’ stipulation of dismissal.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock ($0.01 par value) trades on the NASDAQ Global Select Market under the symbol “CLMS.” There is no public market for our Class B common stock ($0.01 par value).

The high and low trade price information for Class A common stock and dividends per share for each class of common stock for 2011 and 2010 were:

	Market Price Range				Cash Dividends
	2011		2010		per Share
	High	Low	High	Low	2011	2010

First Quarter	$17.41	$13.71	$15.33	$11.55	$0.095	$0.075
Second Quarter	$17.31	$13.14	$14.82	$8.64	$0.095	$0.075
Third Quarter	$15.36	$9.61	$11.91	$8.45	$0.095	$0.075
Fourth Quarter	$13.59	$9.40	$14.26	$11.01	$0.095	$0.075

On March 1, 2012, there were approximately 60 holders of record of our outstanding Class A common stock and one holder of record of our outstanding Class B common stock. Shares of our Class A common stock are primarily held in “street name” through various brokers.

Calamos Asset Management, Inc. expects to declare and pay quarterly cash dividends during 2012.

Equity Compensation Plan Information

The following table summarizes information as of December 31, 2011, relating to equity compensation plans of the Company pursuant to which shares of our Class A common stock are authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders:
Stock options	2,345,063	$23.28	N/A	(1)
Restricted stock units	1,818,737	—	N/A	(1)

Equity compensation plans not approved by security holders	—	—	—
Total	4,163,800	$13.11	4,709,443	(1)
________________

(1)
A combined total of 10,000,000 shares of Calamos Asset Management, Inc.’s Class A common stock may be issued under its incentive compensation plan. For the years ended December 31, 2011, 2010 and 2009, 184,440 shares, 273,734 shares and 170,896 shares, respectively, were converted.

The following graph compares the percentage change in cumulative shareholder return on our Company’s common stock with the Standard & Poor’s 500 Index and SNL Asset Manager Index since December 31, 2006 (assuming a $100 investment on December 31, 2006, and the reinvestment of any dividends).

	Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Calamos Asset Management, Inc.	100.00	112.82	28.72	45.74	56.98	52.35
SNL Asset Manager	100.00	113.83	54.10	87.76	101.02	87.38
S&P 500	100.00	105.49	66.46	84.05	96.71	98.76

Other Information

Calamos Asset Management, Inc. (CAM) is comprised of two groups of assets: a) CAM’s 21.9% ownership interest in Calamos Investments LLC and b) assets other than its interest in Calamos Investments LLC (Other Assets). Because CAM controls the operations of Calamos Investments LLC, CAM presents the entire operations of Calamos Investments LLC with its own in the consolidated financial statements. The Calamos Interests’ 78.1% ownership in Calamos Investments LLC is presented as non-controlling interest in the consolidated financial statements. Prior to March 1, 2009, in addition to the approximately 20 million outstanding Class A common shares, we added 77 million shares to reflect Calamos Interests’ ownership in Calamos Investments LLC. The resulting share count provided a reasonable proxy for the number of shares used in determining the market capitalization of the fully consolidated company.

During 2009, the ownership structure of Calamos Investments LLC was de-unitized and as a result, Calamos Interests’ ownership in Calamos Investments LLC is no longer reflected in the diluted share count presented in CAM’s financial statements. Therefore, the determination of the market capitalization of the fully consolidated business cannot be easily determined by the product of share price and weighted average number of shares. There is a divergence within the financial community on how to calculate CAM’s market capitalization with some basing it solely on the outstanding share count of CAM’s Class A common stock and others grossing-up CAM’s outstanding Class A shares by its 21.9% ownership in Calamos Investments LLC. The following illustration and accompanying table highlight the uniqueness of CAM’s ownership structure in determining the fully consolidated market capitalization. This illustration is based on the closing price of CAM’s Class A common stock of $12.51 on December 31, 2011.

Other Assets as of December 31, 2011, included cash and cash equivalents, current income tax receivables and an intercompany receivable with a combined book value of $57.0 million, which approximates fair value, as well as net deferred tax assets with a book value of $65.5 million. The most significant deferred tax asset relates to an election made under section 754 of the Internal Revenue Code following CAM’s initial public offering that expires in 2019, which allows CAM to reduce future income tax payments by $7.9 million annually. The net present value of the net deferred tax assets is $43.1 million if a hypothetical 12% discount rate were applied over the remaining life of the assets. Using this assumption, Other Assets would collectively have a discounted present value of $100.0 million, or $4.97 per share. Assuming CAM’s stock price fully reflects the Other Assets’ discounted present value of $4.97 per share, it can be inferred that CAM’s remaining stock price of $7.54 ($12.51 - $4.97) would be attributable to CAM’s 21.9% ownership interest in Calamos Investments LLC. With these assumptions, the market capitalization associated with CAM’s ownership in Calamos Investments LLC can be estimated by multiplying the CAM’s share price attributable to Calamos Investments LLC ($7.54) by the number of CAM’s Class A common shares outstanding (20.1 million) to yield an estimated market capitalization of $151.8 million as of December 31, 2011. This result, however, must be divided by CAM’s 21.9% ownership of Calamos Investments LLC to determine the total implied market capitalization of Calamos Investments LLC of $694.2 million. Adding the discounted present value of CAM’s Other Assets to the market capitalization of Calamos Investments LLC indicates that the fully consolidated market capitalization of CAM would be estimated at $794.2 million as of December 31, 2011.

The above example assumes that CAM’s stock price reflects the entire discounted present value of the Other Assets. If, however, no value were ascribed to the Other Assets, the fully consolidated market capitalization of CAM would be estimated at $1.2 billion as presented in the table below.

The following calculation summarizes CAM’s fully consolidated market capitalization both including and excluding the discounted present value of assets owned exclusively by CAM, which does not take into consideration premiums or discounts for control or marketability:

	No Recognition of CAM's Other Assets		Full Recognition of CAM's Other Assets
(in thousands, except share data) (1)	Ownership in Calamos Investments LLC	Other Assets	Ownership in Calamos Investments LLC	Other Assets
Divide:
Discounted value of CAM's Other Assets		-		$100,008
Class A shares outstanding at December 31, 2011		20,126,757		20,126,757
Discounted value per share of CAM's Other Assets		-		$4.97

Multiply:
Share price attributed to assets	$12.51	-	$7.54	$4.97
Class A shares outstanding at December 31, 2011	20,126,757	20,126,757	20,126,757	20,126,757
Market capitalization of outstanding shares	$251,785	-	$151,777	$100,008

Divide by:
CAM’s percentage ownership	21.86%	100%	21.86%	100%
Market capitalization associated with CAM's assets	$1,151,647		$694,217	$100,008
Fully consolidated market capitalization	$1,151,647		$794,225

Similarly, our Board of Directors may be required to determine the fair values of CAM’s assets. This requirement would be necessitated should the Calamos Interests choose to exchange their ownership interest in Calamos Investments LLC for shares of CAM’s Class A common stock (the Exchange). Effective March 1, 2009, the Exchange provisions as set forth in CAM’s Schedule 14C filed with the Securities and Exchange Commission on January 12, 2009 require that the Exchange be based on a fair value approach. Assuming that our Board of Directors used the market price of CAM’s Class A share common stock as the basis for determining fair value, the following table presents a likely range of the number of CAM shares of Class A common stock that the Calamos Interests would have received upon Exchange at December 31, 2011:

(in thousands, except share data) (1)	No Recognition of CAM's Other Assets	Full Recognition of CAM's Other Assets

Market capitalization associated with CAM's investment in Calamos Investments (see table above)	$1,151,647	$694,217

Multiply by:
Calamos Interests ownership in Calamos Investments LLC	78.14%	78.14%
Calamos Interests’ value exchanged for Class A common stock	$899,861	$542,440

Divide by:
Share price of CAM Class A common stock	$12.51	$12.51
Shares issued to the Calamos Interests upon Exchange	71,931,712	43,360,855

(1)
The ownership percentages and share prices presented in the tables have been approximated for presentation purposes yet the values presented are derived from the precise ownership percentages and share prices.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data presented below has been derived in part from, and should be read in conjunction with, the consolidated financial statements and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-K.

	Year Ended December 31,
(in thousands, except share data)	2011	2010	2009	2008	2007

Income Statement Data:
Revenues
Investment management fees	$266,553	$238,308	$200,790	$274,174	$325,395
Distribution and underwriting fees	82,539	84,753	78,430	114,023	143,994
Other	3,229	2,978	2,518	3,392	4,088
Total revenues	352,321	326,039	281,738	391,589	473,477
Operating expenses
Employee compensation and benefits	80,160	75,292	67,413	74,483	91,039
Distribution expenses	68,981	66,493	59,491	84,884	104,227
Amortization of deferred sales commissions	6,529	9,206	12,201	23,417	27,249
Marketing and sales promotion	17,107	13,775	10,762	11,908	40,833
General and administrative	39,195	34,772	33,813	37,800	37,036
Total operating expenses	211,972	199,538	183,680	232,492	300,384
Operating income	140,349	126,501	98,058	159,097	173,093
Non-operating income (loss)	16,059	21,662	(4,910)	(364,055)	31,499
Income (loss) before income tax provision (benefit)	156,408	148,163	93,148	(204,958)	204,592
Income tax provision (benefit)	18,497	12,375	7,879	(3,787)	18,666
Net income (loss)	137,911	135,788	85,269	(201,171)	185,926
Net (income) loss attributable to non-controlling interest in Calamos Investments LLC	(122,501)	(115,788)	(72,509)	104,494	(156,583)
Net (income) loss attributable to non-controlling interest in partnership investments	460	(72)	(336)	72,156	(1,598)
Net income (loss) attributable to Calamos Asset Management, Inc.	$15,870	$19,928	$12,424	$(24,521)	$27,745

Earnings (loss) per share:
Basic	$0.79	$1.00	$0.63	$(1.24)	$1.24
Diluted (1)	$0.77	$0.99	$0.62	$(1.24)	$1.22

Weighted average shares outstanding
Basic	20,103,758	19,884,847	19,626,233	19,752,972	22,297,170
Diluted (1)	20,611,909	20,187,992	19,954,124	97,449,228	99,760,872
Cash dividends declared per share	$0.38	$0.30	$0.22	$0.385	$0.44

	As of December 31,
	2011	2010	2009	2008	2007

Balance Sheet Data (in thousands):
Cash and cash equivalents	$102,166	$82,870	$145,431	$59,425	$108,441
Investment securities (2)	318,496	314,215	207,886	173,155	535,476
Partnership investments, net (2)	33,056	41,678	37,549	28,471	353,004
Total assets	581,858	589,246	557,078	475,873	1,217,672
Long-term debt, including current portion	92,115	125,000	125,000	125,000	525,000
Total liabilities	154,064	185,854	177,252	164,826	602,553
Calamos Asset Management, Inc. stockholders’ equity	186,592	183,016	165,314	150,773	213,737
Non-controlling interests	241,202	220,376	214,512	160,274	401,382
Total stockholders’ equity	427,794	403,392	379,826	311,047	615,119
Assets Under Management (in millions):
Funds	25,045	27,352	24,480	17,498	34,835
Separate accounts	7,732	8,062	8,234	6,542	11,373
Total assets under management	$32,777	$35,414	$32,714	$24,040	$46,208
________________________________

(1)
Diluted shares outstanding for the periods 2008 and 2007 are calculated (a) assuming the Calamos Interests exchanged all of their membership units in Calamos Investments LLC for shares of Calamos Asset Management, Inc.’s Class A common stock on a one-for-one basis and (b) including the effect of outstanding restricted stock unit and options awards. Because the Company generated a loss in 2008, diluted per share results equal basic per share results as the economic impact of the Calamos Interest’s exchange and effect for the stock based compensation results in anti-dilution. In 2009, the ownership structure was de-unitized and the exchange, described above, is now based on a fair value approach which results in the same or fewer shares of Class A common stock being issued at the time of exchange. The effects of the exchange are anti-dilutive and are therefore excluded from the calculation of diluted weighted average shares outstanding for 2011, 2010 and 2009.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We provide investment advisory services to institutions and individuals, managing $32.8 billion in client assets as of December 31, 2011 through a variety of investment products designed to suit their investment needs.

Assets Under Management

Our operating results fluctuate primarily due to changes in the total value and composition of our assets under management and with our ability to manage variable expenses. The following table details our assets under management, based on the four types of investment product types we offer in the Funds and separate account categories, as of December 31, 2011, 2010 and 2009.

(in millions)	2011	2010	2009

Funds
Open-end funds	$19,785	$22,049	$19,531
Closed-end funds	5,260	5,303	4,949
Total Funds	25,045	27,352	24,480

Separate Accounts
Institutional accounts	5,505	5,559	4,619
Managed accounts	2,227	2,503	3,615
Total separate accounts	7,732	8,062	8,234

Total assets under management	$32,777	$35,414	$32,714

In order to increase our assets under management and expand our business, we must develop and market investment products and strategies that suit the investment needs of our target clients — investors seeking superior, risk-adjusted returns over the long-term. The value and composition of our assets under management and our ability to continue to attract and retain clients will depend on a variety of factors, including, among others:

•	purchases and redemptions of shares of the open-end funds and other investment products;

•	the amount of distributed and reinvested capital gains and income;

•	fluctuations in the global financial markets and the valuations of securities that result in appreciation or depreciation of assets;

•	the use of leverage within the closed-end funds;

•	our ability to educate our target clients about our investment philosophy and provide them with best-in-class service;

•	the relative investment performance and volatility of our investment products as compared to competing offerings and market indices;

•	competitive conditions in the asset management and broader financial services sectors;

•	investor sentiment and confidence; and

•	our introduction of new investment strategies and products, and our decision to close strategies when deemed in the best interests of our clients.

Investment Products

Funds

Funds include our open-end and closed-end funds, which are commingled investment vehicles registered under the Investment Company Act of 1940, as amended, (Investment Company Act) as well as our Dublin, Ireland-domiciled Calamos Global Funds PLC, also referred to as Offshore Funds.

Open-End Funds. Open-end funds are continually offered and are not listed on an exchange. Open-end funds issue new shares for purchase and redeem shares from those shareholders who sell. The share price for purchases and redemptions of open-end funds is determined by each fund’s net asset value, which is calculated at the end of each business day. Assets under management in open-end funds vary as a result of both market appreciation and depreciation and the level of new purchases or redemptions of shares of a fund. Investment management fees, including performance-based fees, are our principal source of revenue from open-end funds and are primarily derived from assets under management. We offer several share classes in each open-end fund to provide investors with alternatives to pay for commissions, distribution and service fees.

Closed-End Funds. Closed-end funds typically sell a finite number of shares to investors through underwritten public offerings. After the public offerings, investors buy closed-end fund shares from, and sell those shares to, other investors through an exchange or broker-dealer market. All of the closed-end funds that we manage currently use leverage which increases their total assets. Assets under management in closed-end funds vary due to the amount of assets raised in underwritten public offerings, the amount of leverage utilized and market appreciation or depreciation. Our revenues from closed-end funds are derived from the investment management fees on the assets that we manage. In addition, in a typical underwritten public offering, investors are charged a commission by the selling firms. We do not receive or pay commissions in connection with sales of closed-end fund shares, although we may pay asset-based distribution and service fees, as well as one-time distribution and service fees to underwriters for underwriting public offerings of closed-end funds.

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

Revenues

Our revenues are substantially comprised of investment management fees earned under contracts with the Funds and separate accounts managed by us. The distribution of assets under management among our investment products has an impact on our investment management fees, as some products carry different fees than others. Investment management fees may fluctuate based on a number of factors, including the following:

•	total value and composition of our assets under management;

•	the amount of capital gain and income distributions;

•	market appreciation or depreciation;

•	the use of leverage within our closed-end products;

•	relative investment performance and volatility of our investment products and strategies compared to benchmarks and competitors;

•
level of net purchases and redemptions, which represent the sum of new client assets, additional funding from existing clients, withdrawals of assets from and termination of client accounts, and purchases and redemptions of open-end fund shares;

•	a determination by the independent trustees of the Funds to terminate or significantly alter the funds’ investment management agreements with us; and

•	increased competition.

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

Investment Management Fees

Investment management fees that we receive from Funds for which we act as investment advisor are computed monthly on an average daily net asset value basis. Investment management fees that we earn on separate accounts for which we act as investment advisor are generally computed quarterly, either in advance or in arrears, based on the assets under management at the beginning or end of the quarterly period. We recognize the revenues derived from these fees over the period during which we render investment advisory services.

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

Other Revenues

Other revenues consist primarily of portfolio accounting fees, which are contractual payments calculated as a percentage of combined assets of the Funds for financial accounting services, such as establishing expense accruals and performing tax calculations. The fees were calculated based on the average daily assets of the open-end and closed-end funds.

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
• changes in distribution expense and amortization of the deferred sales commissions as a result of fluctuations in open-end fund sales and level of redemptions;

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

Employee Compensation and Benefits

Employee compensation and benefits expense includes salaries, incentive compensation and related benefits costs. Employee compensation and benefits are benchmarked against the competitive market landscape, including industry compensation standards. In order to attract and retain qualified personnel, we must maintain competitive employee compensation and benefits. In normal circumstances, we expect to experience a general rise in employee compensation and benefits expenses over the long-term.

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

Distribution Expenses

Distribution expenses include payments that we make to broker-dealers and other intermediaries for selling, underwriting, servicing and administering open-end funds. This expense is influenced by new open-end funds sales, levels of redemptions and market appreciation or depreciation of assets under management in these products. This expense is comprised of Rule 12b-1 distribution and/or service fee payments to the selling firms.

Amortization of Deferred Sales Commissions

As discussed, we pay commissions to selling firms upon the sale of Class B and C shares of open-end funds. As we pay these commissions, we create a deferred sales commission asset on our consolidated statement of financial condition. We amortize these assets over either the average remaining lives of the assets or the period in which we receive related asset-based distribution and/or service fees pursuant to Rule 12b-1 plans. Amortization expenses generally offset the Rule 12b-1 fees we receive from the funds’ shareholders over this same period. In addition, because Rule 12b-1 fees cease upon the redemption of the open-end fund shares, amortization expenses are accelerated when shares are redeemed, resulting in an increase in amortization expense and a reduction of the deferred sales commission asset.

Because we discontinued the sale of Class B shares of open-end funds during 2009, the deferred sales commission assets related to these shares are no longer replenished by new sales. In conjunction with this decision, we evaluated the estimated remaining lives on the portion of the deferred sales commission assets related to Class B shares of open-end funds and, as a result of this evaluation, extended the estimated remaining lives of these assets. The impact of this change in estimate reduced amortization expense beginning in the year ended December 31, 2009.

Other Operating Expenses

Other operating expenses include marketing and sales promotion expenses and general and administrative expenses. Marketing and sales promotion expenses generally vary based on the type and level of marketing, educational, sales or other programs in operation and include closed-end fund marketing costs and ongoing and one-time payments to broker-dealers. In addition, as the open-end funds that we manage have grown in size and recognition over time and in normal circumstances, we have become subject to supplemental compensation payments to third-party selling agents, which are a component of marketing and sales promotion expense. We expect supplemental compensation payments to fluctuate with changes in assets under management. In connection with closed-end funds, we make fee payments to certain underwriters for distribution, consulting and/or support services rendered during or after the offering period of each closed-end fund. These fees are based on contractual agreements with underwriting firms and may be paid over time based on the average daily net assets of such funds or at the close of the offering period based on the amount of assets raised during the offering.

General and administrative expenses primarily include occupancy-related costs, depreciation and professional and business services. These expenses generally fluctuate in relative proportion to the number of employees employed by us and the overall size and scale of our business operations. Given our continued efforts to make these costs more variable, such as outsourcing our middle and back-office functions, we expect to see an increase in professional services related expenses.

Impact of Distribution and Underwriting Activities

In order to grow assets under management, we engage in distribution and underwriting activities, principally with respect to our family of open-end funds. When analyzing our business, we consider the result of these distribution activities on a net revenue basis as they are typically a result of a single open-end fund share purchase. Generally accepted accounting principles in the United States (GAAP) requires that we present these activities on a gross revenue basis, thus resulting in a reduction to our overall operating margin, as the margin on distribution activities is generally lower than the margins on the remainder of our business. While we do not adjust our margin for these activities on a net revenue basis, we believe the margin table below is useful to understanding the impact of distribution activities on our margin.

The following table summarizes the net distribution fee margin for the years ended December 31, 2011 and 2010:

(in thousands)	2011	2010

Distribution and underwriting fees	$82,539	$84,753
Distribution expenses	(68,981)	(66,493)
Amortization of deferred sales commissions	(6,529)	(9,206)
Net distribution fees	$7,029	$9,054

Net distribution fee margin	9%	11%

The net distribution fee margin varies by share class so the mix of sales and assets by share class affects the overall net distribution fee margin. The decline in the net distribution fee margin is primarily due to the decline in Class B share revenues and contingent deferred sales charge revenues, partially offset by a decline in amortization of deferred sales commission. The decline in Class B shares is due to the composition of our open-end funds moving to Class I shares which do not have distribution fees. Net distribution fee margin has different distribution and underwriting activities, which are described below.

Class A shares represented $9.3 billion of our U.S. clients’ assets under management as of December 31, 2011. These shares provide for a front-end sales charge at the time of investment. The sales charge is equal to a maximum of 4.75% of the amount invested. We retain an underwriting fee representing a portion of this sales charge and pay any remaining amounts to the selling firm. We retained underwriting fees of $1.4 million for the year ended December 31, 2011. We receive Rule 12b-1 distribution and service fees on Class A shares at a rate of 0.25% of Class A share assets under management and record these fees as distribution and underwriting fee revenue. These fees are generally offset by a 0.25% fee paid to third-party selling agents that is recorded as a distribution expense. For the year ended December 31, 2011, we received Class A share Rule 12b-1 fees of $26.7 million. For the same period, we made Class A share Rule 12b-1 payments to selling firms of $25.8 million.

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

Class B shares represented $553.6 million of our U.S. clients’ assets under management as of December 31, 2011. During 2009 we discontinued the sale of Class B open-end funds. Prior to us closing this share class to new sales, investors in Class B shares did not pay a sales charge at the time of investment; instead, we paid an upfront commission equal to 4.0% of the amount invested directly to the selling firm when the investment was made. This advanced payment was capitalized as a deferred sales commission asset when paid and is amortized on a straight-line basis over eight years unless a redemption occurs. Upon redemption, we write-off the remaining asset to amortization of deferred sales commissions. If the investor redeems shares within the first six years of investment, we receive a contingent deferred sales charge of between 5.0% (during the first year) declining to 1.0% (during the sixth year) based upon the lesser of the redemption price or purchase price. For the year ended December 31, 2011, we received Class B share contingent deferred sales charge payments of $777,000.

We receive Rule 12b-1 fees on Class B shares at the rate of 1.0% of Class B share assets under management (consisting of a 0.75% distribution fee and a 0.25% service fee) and record these fees as distribution and underwriting fee revenue. We make Rule 12b-1 service fee payments to the selling firm at a rate of 0.25% of Class B share assets under management and record these payments as a distribution expense. We retain a 0.75% distribution fee to help us recover the upfront commissions that we paid to the selling firm. Rule 12b-1 payments continue for eight years, at which point Class B shares automatically convert into Class A shares. For the year ended December 31, 2011, we received Class B share Rule 12b-1 fees of $7.9 million. For the same period, we made Class B share Rule 12b-1 payments to selling firms of $2.0 million.

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

Class C shares represented $4.0 billion of our U.S. clients’ assets under management as of December 31, 2011. Investors in Class C shares do not pay a sales charge at the time of investment; instead, we pay an upfront commission equal to 1.0% of the amount invested directly to the selling firm when the investment is made. This advanced payment is capitalized as a deferred sales commission asset when paid and is amortized on a straight-line basis over 12 months. For the year ended December 31, 2011, we made commission payments to selling firms of $3.5 million. If the investor redeems Class C shares within one year of investment, we receive from the proceeds of the sale a contingent deferred sales charge payment equal to 1.0% of the lesser of the redemption price or purchase price. For the year ended December 31, 2011, we received Class C share contingent deferred sales charge payments of $305,000.

We receive Rule 12b-1 fees on Class C shares at the rate of 1.0% of Class C share assets under management (consisting of a 0.75% distribution fee and a 0.25% service fee) and record these fees as distribution and underwriting fee revenue. We make Class C share Rule 12b-1 distribution and service fee payments to the selling firm beginning in the second year following the sale at the rate of 1.0% of Class C share assets under management and record these payments as a distribution expense. For the year ended December 31, 2011 we received Class C share 12b-1 fees of $44.8 million. For the same period, we made Class C share Rule 12b-1 payments to selling firms of $40.4 million.

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

Class I shares represented $5.3 billion of our U.S. clients’ assets under management as of December 31, 2011. These shares do not provide for a front-end sales charge or Rule 12b-1 fees and are generally offered to individual and institutional investors making initial investments of $1 million or more; therefore, no distribution fee margin exists for this share class.

Class R shares are available for purchase through certain tax-exempt retirement plans held in plan level or omnibus accounts and represented $47.9 million of our U.S. clients’ assets under management as of December 31, 2011. Investors in Class R shares do not pay a front-end sales charge at the time of investment. We receive Rule 12b-1 fees on Class R shares at a rate of 0.50% of Class R share assets under management and record these fees as distribution and underwriting fee revenue. These fees are generally offset by a 0.50% fee paid to third party selling agents that is recorded as a distribution expense. For the year ended December 31, 2011, the Class R share 12b-1 fees that we received and the Class R share Rule 12b-1 payments that we made to selling firms were insignificant.

Offshore Funds represented $577.9 million of our assets under management as of December 31, 2011. Offshore Funds do not provide for a front-end sales charge or Rule 12b-1 fees. Offshore Funds are generally offered to individual and institutional investors that are domiciled or that have citizenship outside the U.S. These funds are comprised of various share classes with distribution fees that differ from the investment company share classes described above. Distribution fees received from the Offshore Funds vary by share class and may be negotiated with distribution partners. These fees received from the Offshore Funds are recorded as distribution and underwriting fee revenue while the payments made to third party selling firms recorded as distribution expenses. For the year ended December 31, 2011, the Offshore Fund distribution fees received and paid were $409,000 and $404,000, respectively.

Non-operating Income (Loss)

Non-operating income (loss) primarily represents net investment gains or losses from a portion of our investment portfolio and from the limited partnerships that we consolidate, net of non-controlling interest in those partnerships. Capital gain distributions, dividends and net interest income or expense are also included in non-operating income (loss).
Non-controlling Interest

Non-controlling Interest in Calamos Investments LLC

As sole manager of Calamos Investments LLC, we consolidate the financial results of Calamos Investments LLC with our own results. Outstanding shares of our Class A common stock represent 21.9%, 21.7% and 21.5% of the ownership of Calamos Investments LLC as of December 31, 2011, 2010 and 2009, respectively. We reflect Calamos Family Partners, Inc. and John P. Calamos, Sr.’s collective ownership of 78.1%, 78.3% and 78.5% in Calamos Investments LLC as of December 31, 2011, 2010 and 2009, respectively, as a non-controlling interest in our consolidated statements of financial condition, operations and changes in stockholders’ equity.

Non-controlling interest in Calamos Investments LLC is derived by multiplying the historical equity of Calamos Investments LLC by Calamos Family Partners, Inc. and John P. Calamos, Sr.’s collective ownership percentage for the periods presented. Issuances and repurchases of our Class A common stock may result in changes to Calamos Asset Management, Inc.’s ownership percentage and to the non-controlling interests’ ownership percentage of Calamos Investments LLC. The corresponding changes in ownership are reflected in the consolidated statements of changes in stockholders’ equity.

Income is allocated to non-controlling interests based on the average ownership interest during the period in which the income is earned. As a result, our income before income tax provision, excluding Calamos Family Partners, Inc. and John P. Calamos, Sr.’s non-controlling interest, represent 21.9%, 21.7% and 21.5% of Calamos Investments LLC’s net income for the years ended December 31, 2011, 2010 and 2009, respectively. Income (loss) before income tax provision includes investment and dividend income earned on cash and cash equivalents and investments, and certain expenses held solely by Calamos Asset Management, Inc. during the same period. This investment income is not reduced by non-controlling interest; therefore, the resulting non-controlling interest as presented in the statement of operations differs slightly than their corresponding ownership percentage.

Non-controlling Interest in Partnership Investments

Calamos Partners LLC, a dissolved subsidiary of Calamos Investments, was the general partner of Calamos Market Neutral Opportunities Fund LP, a private investment partnership that was primarily comprised of highly liquid marketable securities. During the first quarter of 2011 the Calamos Market Neutral Opportunities Fund LP partnership was liquidated. As of December 31, 2010 and 2009, we and our affiliates owned a majority interests in this partnership and up to the time the partnership was liquidated, consolidated the financial results of this partnership into our consolidated financial statements. Calamos Advisors, a subsidiary of Calamos Investments, is the general partner of another partnership, in which we consolidated the results of that partnership into our consolidated financial results. The combined interests of these two partnerships, not owned by us, are presented as non-controlling interest in partnership investments in our consolidated financial statements for the periods those partnerships were consolidated.

Income Taxes

For the years ended December 31, 2011, 2010 and 2009, our effective tax rate was 53.0%, 37.3% and 37.8%, respectively. The December 31, 2011 effective tax rate includes the impact of an increase in the deferred tax valuation allowance of $5.2 million, to reduce our deferred income tax assets to the amount that is more likely than not to be realized. The increase in the valuation allowance was recorded as it is unlikely based upon market conditions that Calamos Asset Management, Inc. will be able to fully utilize its capital loss carryforward. Our consideration in recording the valuation allowance included our risk-based approach to protecting our balance sheet and the remaining life of the capital loss carryforward.  The deferred tax valuation allowance increased our effective tax rate by 15.3%.

Operating Results

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Assets Under Management

Assets under management decreased by $2.6 billion, or 7%, to $32.8 billion at December 31, 2011 from $35.4 billion at December 31, 2010. Average assets under management increased by $3.4 billion, or 11%, to $35.7 billion for the year ended December 31, 2011 from $32.2 billion for the year ended December 31, 2010. As of December 31, 2011 and 2010, our assets under management consisted of 76% and 77% of Funds and 24% and 23% of institutional and managed accounts, respectively.

(in millions)	Year Ended December 31,		Change
	2011	2010	Amount	Percent

Funds
Beginning assets under management	$27,352	$24,480	$2,872	12%
Net redemptions	(909)	(23)	(886)	*
Market (depreciation) appreciation	(1,398)	2,895	(4,293)	*
Ending assets under management	25,045	27,352	(2,307)	(8)
Average assets under management	27,339	24,739	2,600	11
Institutional Accounts
Beginning assets under management	5,559	4,619	940	20
Net purchases	163	154	9	6
Market (depreciation) appreciation	(217)	786	(1,003)	*
Ending assets under management	5,505	5,559	(54)	(1)
Average assets under management	5,836	4,932	904	18
Managed Accounts
Beginning assets under management	2,503	3,615	(1,112)	(31)
Net redemptions	(168)	(1,530)	1,362	89
Market (depreciation) appreciation	(108)	418	(526)	*
Ending assets under management	2,227	2,503	(276)	(11)
Average assets under management	2,518	2,578	(60)	(2)
Total Assets Under Management
Beginning assets under management	35,414	32,714	2,700	8
Net redemptions	(914)	(1,399)	485	35
Market (depreciation) appreciation	(1,723)	4,099	(5,822)	*
Ending assets under management	32,777	35,414	(2,637)	(7)
Average assets under management	$35,693	$32,249	$3,444	11%
________________

* Not meaningful

Net redemptions in our Funds were $909 million in 2011 and represent an unfavorable change of $886 million from net redemptions of $23 million in 2010. While we attracted net sales from investors into 13 of our 18 open-end funds during 2011, including each of our Offshore Funds, these inflows were not sufficient to overcome the net outflows sustained from the net redemptions in our Growth Fund and Convertible Fund. Net inflows were strongest in our global and international strategies, which had net sales of $716 million in 2011. The decrease in market values negatively impacted our Funds by $1.4 billion during 2011 compared to market appreciation of $2.9 billion during 2010.

Separate accounts, which represent managed accounts for both institutions and individuals, combined net redemptions were flat at $5 million during 2011, compared to net redemptions of $1.4 billion during the prior year. The net outflows from our managed accounts in 2011 were due to net redemptions and depreciation of $168 million and $108 million, respectively. The net outflows from our institutional accounts were due to depreciation of $217 million, partially offset by net purchases of $163 million. Institutional accounts net purchases were driven primarily from our institutional business, including winning a large Asia institutional mandate as well as our growth in institutional accounts in international equity and emerging market strategies. Managed accounts net redemptions decrease of $1.4 billion from 2010 to $168 million in 2011 was as a result of an increase in redemptions during 2010 related to the increase in account minimums for our convertible-based strategies on separately-managed account platforms.

Financial Review

Revenues

Total revenues increased by $26.3 million, or 8%, to $352.3 million for the year ended December 31, 2011 from $326.0 million for the prior year. The increase was primarily due to higher investment management fees, partially offset by lower distribution and underwriting fees.

			Change
(in thousands)	2011	2010	Amount	Percent

Investment management fees	$266,553	$238,308	$28,245	12%
Distribution and underwriting fees	82,539	84,753	(2,214)	(3)
Other	3,229	2,978	251	8
Total revenues	$352,321	$326,039	$26,282	8%

Investment management fees increased by 12% for the year ended December 31, 2011, as our average assets under management increased by $3.4 billion, or 11%, during the year. Investment management fees from open-end funds increased by 13% to $169.8 million for the year ended December 31, 2011 from $151.0 million for the prior year, driven by an 11% increase in open-end fund average assets under management. Investment management fees from our closed-end funds increased by 9% to $49.1 million for the year ended December 31, 2011 from $45.1 million for the prior year period, due to an 8% increase in closed-end fund average assets under management. Investment management fees from our separately managed accounts increased by 13% to $47.7 million for the year ended December 31, 2011 from $42.2 million in the prior year, due to an 11% increase in separately managed accounts average assets under management. The investment management fee rate that we earned for the year ended December 31, 2011 was 0.75% and relatively constant when compared to the 2010 rate of 0.74%.

Despite the fact that our average open-end fund assets increased by 11% when compared to the prior year, our distribution and underwriting fees decreased by 3%, or $2.2 million to $82.5 million for the year ended December 31, 2011. The decrease in distribution fees was largely due to more open-end fund investors choosing to compensate their financial advisors through fee based models, increasing the demand for and a shift in assets toward our Class I shares. Because we do not collect distribution fees from Class I shares, our distribution revenue has decreased with this shift in assets. This shift in assets has had no adverse effect to the operating results of the Company because our distribution expenses have decreased proportionately with the decrease in revenues.

To a lesser extent the decrease in distribution and underwriting fees is due to lower contingent deferred sales charges. The decline in contingent deferred sales charges is as a result of the closing of our Class B shares to new purchases resulting in less redemptions of Class B shares in the early years, which are redeemed at higher contingent deferred sales charge rates than Class B shares redeemed in later years.

Other revenue principally reflects asset-based portfolio accounting fees, which increased by 8% to $3.2 million from the prior year. These fees will generally rise and fall with the changes in average fund assets that we manage.

Operating Expenses

Operating expenses rose by 6% to $212.0 million for the year ended December 31, 2011 from $199.5 million for the prior year. This change reflects increases in employee compensation and benefits expenses, distribution expenses and marketing and sales promotion expenses that were partially offset by a decrease in amortization of deferred sales commissions.

			Change
(in thousands)	2011	2010	Amount	Percent

Employee compensation and benefits	$80,160	$75,292	$4,868	6%
Distribution expenses	68,981	66,493	2,488	4
Amortization of deferred sales commissions	6,529	9,206	(2,677)	(29)
Marketing and sales promotion	17,107	13,775	3,332	24
General and administrative	39,195	34,772	4,423	13
Total operating expenses	$211,972	$199,538	$12,434	6%

Employee compensation and benefits expenses increased by $4.9 million, or 6%, for the year ended December 31, 2011. This increase is mostly attributable to an increase in performance-based incentive compensation and to a lesser extent increases in salary and benefit compensation, partially offset by lower equity compensation. The increases in our performance-based incentive compensation and salary and benefit compensation is due to increase in the number of associates we employ and our investment into more distribution and client focused personnel.

Distribution expenses generally represent a pass-through to financial intermediaries of Rule 12b-1 distribution and service fees that we earn from the family of funds that we manage and distribute. These expenses are directly related to changes in average open-end fund assets under management of Class A, B and C shares, and the proportion of Class C share assets less than one year old. For the year ended December 31, 2011, distribution expenses increased by $2.5 million, or 4%, when compared to the prior year. This change is due to an increase in the average assets under management of Class A and C shares and an increase in the average Class C shares assets older than one year. Although the Rule 12b-1 fee rates we paid to broker-dealers and other intermediaries in 2011 did not change from the rates paid in the prior year, we experienced a material shift of average open-end fund assets to Class I shares, which do not include a distribution expense. As a result of this increase in Class I share assets, distribution expenses did not grow at a rate commensurate with our average open-end fund assets under management.

Amortization of deferred sales commissions change with the level of new open-end fund sales of Class B and C shares and with Class B share redemptions. During the second quarter of 2009, we discontinued the sales of Class B shares, and as a result, the deferred sales commission assets are no longer replenished by new sales. As a result of no new deferred sales commissions, we expect that amortization expense associated with Class B share deferred sales commissions will continue to decrease as the remaining Class B share assets convert to Class A or I share assets over time.

Marketing and sales promotion expenses increased by $3.3 million for the year ended December 31, 2011, which was largely the result of an increase in fund administrative “Cap” expenses, which are non-reimbursable expenses we pay to reduce the service fees to our fund investors, and an increase in supplemental distribution payments to brokers. Increase in supplemental distribution payments to brokers is directly correlated with the increase in average assets under management of our open-end funds. The increase in marketing and sales promotion expenses is also due to our increase spending to support a series of targeted marketing and advertising campaigns to build awareness about our investment strategies.

General and administrative expenses increased by $4.4 million for the year ended December 31, 2011. Many offsetting factors gave rise to the net increase in expense during 2011. As expected, professional service fees continued their upward trend in support of our initiative to outsource our middle-office operations. We expect this trend to continue until this outsourcing initiative is completed. Professional services also increased as a result of our initiative to review options for creating a greater degree of clarity regarding our market capitalization. Additionally, in support of expanding our international distribution efforts, travel related expenses have modestly increased during 2011 as compared to 2010. The impact of these items were partially offset by a reduction in depreciation expenses of more than $2.1 million as certain equipment placed in service to accommodate our move into our headquarters have fully depreciated.

Non-Operating Activities, Net of Non-controlling Interest in Partnership Investments

Non-operating income, net of non-controlling interest in partnership investments decreased by $5.1 million to $16.5 million for the year ended December 31, 2011, compared to $21.6 million for the prior year. The decrease is primarily due to lower realized gains on our investment securities and higher net realized and unrealized losses on our option contracts.

(in thousands)	2011	2010	Change

Interest income	$289	$379	$(90)
Interest expense	(6,650)	(7,801)	1,151
Net interest expense	(6,361)	(7,422)	1,061

Investment income	17,617	24,296	(6,679)
Dividend income	4,605	4,390	215
Miscellaneous other income	198	398	(200)
Investment and other income	22,420	29,084	(6,664)
Non-operating income	16,059	21,662	(5,603)

Net (income) loss attributable to non-controlling interest in partnership investments	460	(72)	532

Non-operating income, net of non- controlling interest in partnership investments	$16,519	$21,590	$(5,071)

The decrease in our interest yields, led to our interest income decreasing by nearly 24% to $289,000 for the year ended December 31, 2011. Interest expense decreased by $1.2 million to $6.7 million for the year ended December 31, 2011, as a result of our debt repayment of $32.9 million in April 2011.

Investment income for 2011 was $17.6 million compared to $24.3 million for the year ended December 31, 2010. The majority of investment income reflects realized gains on the sale of investment securities generated as a part of a tax harvesting strategy to better utilize tax loss carry-forwards that was implemented during 2010. Dividend income for 2011 increased modestly to $4.6 million from $4.4 million during 2010.

Net (income) loss attributable to non-controlling interest in partnership investments represents the portion of income attributable to the other partners’ ownership interest in the partnership that we refer to as non-controlling interests.

The following table provides a summary of the returns that we generated from our corporate investment portfolio. This table combines the investment and dividend income as reported in our consolidated statement of operations with the change in fair value of our investment securities that are recorded in accumulated other comprehensive income (AOCI), a component of stockholders' equity, for the year ended December 31, 2011:

	Year Ended December 31, 2011
(in thousands)	Non-Operating Income, net	Change in Accumulated Other Comprehensive Income (Loss)	Total

Funds and common stock	$28,330	$(46,550)	$(18,220)
Partnership investments	(677)	—	(677)
Option contracts	(10,036)	—	(10,036)
Investment income	17,617	(46,550)	(28,933)
Dividend income	4,605		4,605
Non-controlling interest in partnership investments	460		460
Investment portfolio results	$22,682		$(23,868)
Less: Non-controlling interest in Calamos Investments LLC		36,442
Change in AOCI due to stock issuance
Deferred income taxes		3,740
Change in accumulated other comprehensive income		$(6,368)

Our investment portfolio lost $23.9 million, or 6.8%, for the full year 2011. These results primarily reflect unrealized losses on our investment portfolio and net realized and unrealized losses on our option contracts used to hedge market value fluctuations in the corporate investment portfolio, partially offset by net realized gains on our investment portfolio as a result of our tax harvesting strategy.

Income Tax Provision

For the years ended December 31, 2011 and 2010, our effective tax rate was 53.0% and 37.3%, respectively. The December 31, 2011 effective tax rate includes the impact of an increase in the deferred tax valuation allowance of $5.2 million, to reduce our deferred income tax assets to the amount that is more likely than not to be realized. The increase in the valuation allowance was recorded as it is unlikely based upon market conditions that Calamos Asset Management, Inc. will be able to fully utilize its capital loss carryforward. Our consideration in recording the valuation allowance included our risk-based approach to protecting our balance sheet and the remaining life of the capital loss carryforward.  The deferred tax valuation allowance increased our effective tax rate by 15.3%.

Net Income

For the years ended December 31, 2011 and 2010, net income attributable to Calamos Asset Management, Inc. was $15.9 million and $19.9 million, respectively. For the same period non-GAAP net income attributable to Calamos Asset Management, Inc. was $27.3 million and $24.9 million, respectively. See “Supplemental Non-GAAP Financial Measures” of the MD&A below for descriptions of non-GAAP financial measures and a reconciliation of non-GAAP financial measures to GAAP financial measures.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Assets Under Management

Assets under management increased by $2.7 billion, or 8%, to $35.4 billion at December 31, 2010 from $32.7 billion at December 31, 2009. Average assets under management increased by $4.9 billion, or 18%, to $32.2 billion for the year ended December 31, 2010 from $27.4 billion for the year ended December 31, 2009. As of December 31, 2010 and 2009, our assets under management consisted of 77% and 75% of Funds and 23% and 25% of institutional and managed accounts, respectively.

(in millions)	Year Ended December 31,		Change
	2010	2009	Amount	Percent

Funds
Beginning assets under management	$24,480	$17,498	$6,982	40%
Net purchases (redemptions)	(23)	527	(550)	*
Market appreciation	2,895	6,455	(3,560)	(55)
Ending assets under management	27,352	24,480	2,872	12
Average assets under management	24,739	20,248	4,491	22
Institutional Accounts
Beginning assets under management	4,619	3,498	1,121	32
Net purchases (redemptions)	154	(111)	265	*
Market appreciation	786	1,232	(446)	(36)
Ending assets under management	5,559	4,619	940	20
Average assets under management	4,932	3,930	1,002	25
Managed Accounts
Beginning assets under management	3,615	3,044	571	19
Net redemptions	(1,530)	(527)	(1,003)	*
Market appreciation	418	1,098	(680)	(62)
Ending assets under management	2,503	3,615	(1,112)	(31)
Average assets under management	2,578	3,181	(603)	(19)
Total Assets Under Management
Beginning assets under management	32,714	24,040	8,674	36
Net redemptions	(1,399)	(111)	(1,288)	*
Market appreciation	4,099	8,785	(4,686)	(53)
Ending assets under management	35,414	32,714	2,700	8
Average assets under management	$32,249	$27,359	$4,890	18%
________________

* Not meaningful

Net sales in our Funds were basically flat in 2010 and represent an unfavorable change of $550 million from net purchases of $527 million in 2009. The decrease in net sales is almost entirely attributable to the slowing of net sales into our Convertible Fund during the year which remained positive but decreased by $1.7 billion. We attracted net sales from investors into 12 of our 14 open-end funds during 2010, including each of our offshore funds. Inflows were strongest in our alternative, convertible and fixed income strategies, as well as our global funds which recorded year-over-year increases in net sales of nearly $700 million. However, these inflows were not sufficient to overcome the net outflows sustained from our Growth Fund, which in light of its strong investment performance we believe is a reflection of investors’ negative sentiment toward domestic equity strategies throughout most of 2010. The increase in security valuations positively impacted our Funds by $2.9 billion during 2010 and by $6.5 billion during 2009.

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

Despite the fact that our average open-end fund assets increased by 24% when compared to the prior year, our distribution and underwriting fees increased by only 8%, or $6.3 million to $84.8 million for the year ended December 31, 2010. The improvement in fees is mostly attributed to a $7.6 million increase in asset-based distribution fees. However, that rate of growth in fees is limited by the composition of the open-end fund assets by share class. As more open-end fund investors have chosen to compensate their financial advisors through fee based models, we have seen an increase demand for and a shift in assets toward our Class I shares. Because we do not collect distribution fees from class I shares, our distribution revenue has decreased with this shift in assets. This shift in assets has had no adverse effect to the operating results of the Company because our distribution expenses have decreased proportionately with the decrease in revenues.

When compared to the prior year, the increase in distribution and underwriting fees was further limited by a $1.2 million decrease in redemption based fees, or contingent deferred sales charges. The fee rate that we earn on Class B share redemptions, on our open-end funds, decreases as the average age of the Class B share increases and expires after 6 years. Because we have closed Class B shares to new purchases, the average age of the Class B shares will continue to increase over time and will result in a decrease in the contingent deferred sales charge rate that we receive.

Other revenue principally reflects asset-based portfolio accounting fees, which increased by nearly 20% to $2.8 million from the prior year. These fees will generally rise and fall with the changes in average fund assets that we manage.

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

Distribution expenses generally represent a pass-through to financial intermediaries of Rule 12b-1 distribution and service fees that we earn from the family of funds that we manage and distribute. These expenses are directly related to changes in average open-end fund assets under management of Class A, B and C shares and to the proportion of Class C share assets less than one year old. For the year ended December 31, 2010, distribution expenses increased by $7.0 million, or 12%, when compared to the prior year. This change is due to an increase in the average assets under management of Class A and Class C shares and an increase in the average Class C shares assets older than one year. Although the Rule 12b-1 fee rates we paid to broker-dealers and other intermediaries in 2010 did not change from the rates paid in the prior year, we experienced a material shift of average open-end fund assets to Class I shares, which do not include a distribution expense. As a result of this increase in Class I share assets, distribution expenses did not grow at a rate commensurate with our average open-end fund assets under management.

Amortization of deferred sales commissions typically change with the level of new open-end fund sales of Class B and C shares and with Class B share redemptions. During the second quarter of 2009, we discontinued the sales of Class B shares, and as a result, the deferred sales commission assets are no longer replenished by new sales. In connection with this discontinuation of Class B shares sales, we adjusted the estimated lives of these assets, thus extending the period over which the remaining amortization expense will be recorded and reducing the periodic amortization expense recognized prospectively. We expect that amortization expense associated with Class B share deferred sales commissions will continue to decrease as the remaining Class B share assets convert to Class A share assets over time.

Marketing and sales promotion expenses increased by $3.0 million for the year ended December 31, 2010, which was largely the result of supplemental distribution payments to brokers, which are directly related to the changes in average assets under management of our open-end funds. Throughout 2010, we increased spending to support a series of targeted marketing and advertising campaigns to build awareness about our investment strategies. We also enhanced our focus on e-business, magnifying our digital presence to support our sales and client service efforts.

General and administrative expense increased by $1.0 million for the year ended December 31, 2010. Many offsetting factors gave rise to the net increase in expense during 2010. As expected, professional service fees continued their upward trend in support of our initiative to outsource our middle- and back-office operations functions. This outsourcing initiative also required us to make a $700,000 non-recurring, license-termination expense. We expect this trend to continue until this outsourcing initiative is completed. Additionally, in support of expanding our international distribution efforts, travel related expenses have modestly increased during 2010 as compared to 2009. The impact of these items has been tempered by a reduction in depreciation expenses of more than $2.0 million as certain equipment placed in service to accommodate our move into our headquarters has been fully depreciated.

Non-Operating Activities, Net of Non-controlling Interest in Partnership Investments

Non-operating income (loss), net of non-controlling interest in partnership investments increased by $26.8 million to income of $21.6 million for the year ended December 31, 2010, compared to a loss of $5.2 million for the prior year. The increase is primarily due to higher realized gains on our investment securities and lower net realized and unrealized losses on our option contracts.

(in thousands)	2010	2009	Change

Interest income	$379	$737	$(358)
Interest expense	(7,801)	(7,801)	—
Net interest expense	(7,422)	(7,064)	(358)

Investment income (loss)	24,296	(2,511)	26,807
Dividend income	4,390	4,432	(42)
Miscellaneous other income	398	233	165
Investment and other income	29,084	2,154	26,930
Non-operating income (loss)	21,662	(4,910)	26,572

Net income attributable to non-controlling interest in partnership investments	(72)	(336)	264

Non-operating income (loss), net of non- controlling interest in partnership investments	$21,590	$(5,246)	$26,836

The decrease in our cash and cash equivalents, in conjunction with near-zero interest yields, led to our interest income decreasing by nearly 50% to $379,000 for the year ended December 31, 2010. Interest expense remained flat year over year as our debt level remained constant.

Investment income for 2010 was $24.3 million compared to a loss of $2.5 million in the year ended December 31, 2009. The majority of investment income reflects realized gains on the sale of investment securities generated as a part of a tax harvesting strategy to better utilize tax loss carry-forwards that was implemented during 2010.

Net income attributable to non-controlling interest in partnership investments represents the portion of income attributable to the other partners’ ownership interest in the partnership that we refer to as non-controlling interests.

The following table provides a summary of the returns that we generated from our corporate investment portfolio. This table combines the investment and dividend income as reported in our statement of operations with the change in fair value of our investment securities that are recorded in accumulated other comprehensive income, a component of stockholders' equity, for the twelve months ended December 31, 2010:

	Twelve Months Ended December 31, 2010
(in thousands)	Non-Operating Income, net	Change in Accumulated Other Comprehensive Income (Loss)	Total

Funds and common stock	$30,098	$8,581	$38,680
Partnership investments	4,144	—	4,144
Option contracts	(9,947)	—	(9,947)
Investment income	24,296	8,581	33,274
Dividend income	4,390		4,390
Non-controlling interest in partnership investments	(72)		(72)
Investment portfolio results	$28,614		$37,195
Less: Non-controlling interest in Calamos Investments LLC		(6,317)
Change in AOCI due to stock issuance		77
Deferred income taxes		(862)
Change in accumulated other comprehensive income		$1,479

Our investment portfolio returned $37.2 million, or 12.3%, for the full year 2010. These results primarily reflect realized and unrealized gains from investment securities, partially offset by net realized and unrealized gains and losses on option contracts used to hedge market value fluctuations in the corporate investment portfolio.

Income Tax Provision

Our effective tax rate was 37.3% for the year ended December 31, 2010 and is materially consistent with the 2009 rate.

Net Income

For the years ended December 31, 2010 and 2009, net income attributable to Calamos Asset Management, Inc. was $19.9 million and $12.4 million, respectively. For the same period non-GAAP net income attributable to Calamos Asset Management, Inc. was $24.9 million and $21.1 million, respectively. See “Supplemental Non-GAAP Financial Measures” of the MD&A below for descriptions of non-GAAP financial measures and a reconciliation of non-GAAP financial measures to GAAP financial measures.

Supplemental Non-GAAP Financial Measures

We provide investors with certain adjusted, non-GAAP financial measures including non-GAAP net income attributable to Calamos Asset Management, Inc. and non-GAAP diluted earnings per share. These non-GAAP financial measures are provided to supplement our consolidated financial statements presented on a GAAP basis. These non-GAAP financial measures are adjusted to exclude certain expenses, charges, gains and losses. We believe these exclusions are appropriate to enhance an overall understanding of our operating financial performance, as well as to facilitate comparisons with our historical earnings results. These adjustments to our GAAP results are made with the intent of providing investors a more complete understanding of our underlying earnings results and trends and our marketplace performance. In addition, these non-GAAP financial measures are among the primary indicators management uses as a basis of managing our business.

The presentation of this additional information is not meant to be considered in isolation or as a substitute for the directly comparable financial measures prepared in accordance with GAAP. Investors should review the reconciliations of the non-GAAP financial measures to their most directly comparable GAAP financial measures as provided in the table below:

	2011	2010	2009
(in thousands, except per share data)
Net income attributable to CAM	$15,870	$19,928	$12,424
Exclude:
Deferred tax amortization on intangible assets	7,916	7,916	7,916
Increase in deferred tax valuation allowance	5,200	-	-
Certain professional service fees, net of taxes	595	-	-
Non-operating (income) loss, net of taxes	(2,284)	(2,932)	714
Non-GAAP net income attributable to Calamos Asset Management, Inc.	$27,297	$24,912	$21,054

Diluted - Weighted average shares outstanding	20,611,909	20,187,992	19,954,124

Diluted earnings per share	$0.77	$0.99	$0.62
Non-GAAP diluted earnings per share	$1.32	$1.23	$1.06

Non-GAAP net income attributable to Calamos Asset Management, Inc. is calculated by adjusting for the following:

(i) the exclusion of the amortization of deferred taxes on intangible assets associated with the election under section 754 of the Internal Revenue Code of 1986, as amended (Section 754 election);

(ii) the increase in the deferred tax valuation allowance;

(iii) the exclusion of certain professional service fees, net of taxes; and

(iv) the exclusion of Calamos Asset Management, Inc.’s non-operating income (loss), net of taxes.

Non-GAAP diluted earnings per share is calculated by dividing (i) Non-GAAP net income attributable to Calamos Asset Management, Inc. by (ii) diluted weighted average shares outstanding.

The deferred tax assets from the Section 754 election allows for a quarterly reduction of approximately $2.0 million in future income taxes owed by us through 2019, to the extent that a tax payable exists during the quarter. As a result, this cash savings will accrue solely for the benefit of the shareholders of Calamos Asset Management, Inc.’s common stock. We believe that excluding this item from the calculation of the above non-GAAP items can be a useful measure in allowing investors to see our performance net of certain non-cash items. The change in the allowance on the deferred tax asset is excluded from the above non-GAAP items as it currently only impacts the current period and may fluctuate in future periods. Certain professional service fees, that were expensed in the current period related to Calamos Asset Management, Inc.’s review of options for creating a greater degree of clarity regarding our market capitalization, and non-operating expenses are excluded from the above non-GAAP items as they can distort comparisons between periods. As noted above, we believe that measures excluding these items are useful in analyzing operating trends and allows for more comparability between periods, which may be useful to investors.

We believe that non-GAAP net income attributable to Calamos Asset Management, Inc. and non-GAAP diluted earnings per share are useful measures of performance and may be useful to investors, because they provide measures of our core business activities excluding expenses that are non-cash and costs that may distort comparisons between periods. These measures are provided in addition to our net income attributable to Calamos Asset Management, Inc. and diluted earnings per share calculated under GAAP, but are not substitutes for those calculations.

Liquidity and Capital Resources

We manage our liquidity position to ensure adequate resources are available to fund ongoing operations of the business, provide seed capital for new funds and invest in other corporate strategic initiatives. Our principal sources of liquidity are cash flows from operating activities and our corporate investment portfolio, which is comprised of cash and cash equivalents, investment securities, derivatives and partnership investments. Investment securities are principally comprised of Company-managed Funds. In addition, the individual securities held within our partnership investments are typically highly liquid.

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

The following table summarizes our principal sources of liquidity as of December 31, 2011 and December 31, 2010:

(in thousands)	December 31, 2011	December 31, 2010

Cash and cash equivalents	$102,166	$82,870
Investment securities	318,496	314,215
Derivatives, net	(2,826)	(1,892)
Partnership investments, net of non-controlling interests	21,022	39,981
Total corporate investment portfolio	$438,858	$435,174

We utilize a hedging strategy using exchange traded equity option contracts as an economic hedge to reduce downside risk and price volatility of the total portfolio value as well as to support compliance with the financial ratios associated with our long-term debt. This strategy allows us the flexibility to continue to provide seed capital for the development of new products when necessary, while seeking to help reduce risk and to maintain a solid credit rating.

Calamos Investments LLC is the borrower of our $92.1 million in outstanding debt. We were in compliance with all financial covenants at December 31, 2011 and 2010. The Company currently has an investment-grade BBB+ rating from Standard & Poor’s.

The following is a summary of covenant compliance as of December 31, 2011 with the terms and covenants having the same meanings set forth under our amended note purchase agreements:

Covenant	Requirement	Results as of December 31, 2011

EBITDA/interest expense	Not less than 3.0	23.23
Debt/EBITDA	Not more than 2.75	0.60
Investment coverage ratio	Not less than 1.175	4.11
Net worth	Not less than $160 million	$293 million

The following table summarizes key data relating to our liquidity and capital resources:

(in thousands)	December 31, 2011	December 31, 2010

Statements of financial condition data:
Cash and cash equivalents	$102,166	$82,870
Receivables	28,527	29,671
Investment securities and derivatives, net	315,670	312,323
Partnership investments, net	21,022	39,981
Deferred tax assets, net	65,518	75,717
Deferred sales commissions	5,444	8,515
Long-term debt, including current portion	92,115	125,000

The deferred tax assets above include an annual reduction of $7.9 million in future income taxes owed by us through 2019. This reduction results from our election under Section 754 of the Internal Revenue Code, whereby we stepped up the tax basis in certain intangible assets to their fair market value. These assets are amortized over fifteen years on Calamos Asset Management, Inc.’s tax return. As a result, this cash savings will accrue solely for the benefit of the shareholders of our common stock.

Cash flows for the years ended December 31, 2011, 2010 and 2009 are shown below.

(in thousands)	2011	2010	2009

Cash flow data:
Net cash provided by operating activities	$154,293	$144,767	$140,631
Net cash provided by (used in) investing activities	(14,387)	(79,861)	2,517
Net cash used in financing activities	(120,610)	(127,467)	(57,142)

Net cash provided by operating activities was $154.3 million, $144.8 million and $140.6 million for the years ended December 31, 2011, 2010 and 2009, respectively. These net cash flows are primarily attributed to net income of the Company and are mostly generated by core business activities.

Net cash used in investing activities for the year ended December 31, 2011 was $14.4 million. The net cash used in investing activities during 2011 was primarily comprised of additional investments in Company-sponsored Funds of $30.0 million to help expand our product offering coupled with our net purchases of derivatives of $9.1 million. These flows were partially offset by cash flows of $18.7 million and $12.0 million provided by the liquidation of the Calamos Market Neutral Opportunities Fund LP and the sale of our managed mutual funds, respectively. Net cash used in investing activities for the year ended December 31, 2010 was $79.9 million. The net cash used in investing activities during 2010 was primarily comprised of additional investments in Company-sponsored Funds of $64.0 million to help expand our product offering coupled with our net purchases of derivatives of $9.8 million. The increase in purchases and sales of investment securities, for both 2011 and 2010 from 2009, is directly related to the execution of our tax harvesting strategy, whereby we sell and repurchase the identical investment securities to realize capital gains. These capital gains offset our capital loss carryforward, and utilize a portion of our related deferred tax assets. Net cash provided by investing activities for the year ended December 31, 2009, was $2.5 million. Sales of investment securities partially offset by net negative cash flows from related investment hedging activities and purchases of investment securities comprised the majority of this net inflow.

Net cash used in financing activities for the year ended December 31, 2011 was $120.6 million and largely represents pro rata income tax and equity distributions paid by Calamos Investments LLC to Calamos Asset Management, Inc. and to our non-controlling interests, in the amount of $22.4 million and $80.1 million, respectively. Distributions from Calamos Investments LLC to Calamos Asset Management, Inc. are eliminated upon consolidation and are not reflected in the net cash flows used in financing activities. Net cash used in financing activities for the year ended December 31, 2010 was $127.5 million and largely represents pro rata income tax and equity distributions paid by Calamos Investments LLC to Calamos Asset Management, Inc. and to our non-controlling interests, in the amount of $33.8 million and $121.4 million, respectively. Distributions from Calamos Investments LLC to Calamos Asset Management, Inc. are eliminated upon consolidation and are not reflected in the net cash flows used in financing activities. The increase in net cash used in financing activities principally reflects: 1) increases in tax distribution driven by growing net income attributable to our non-controlling interests, 2) special pro rata equity distributions of $70.0 million, and 3) an increase in our regular quarterly dividend from 5.5 cents per share throughout 2009 to 7.5 cents per share during 2010. Net cash used in financing activities for the year ended December 31, 2009 was $57.1 million, and was largely due to equity and tax distributions to non-controlling interest owners, as well as dividends paid to common shareholders. The distributions in 2009 were to non-controlling interests of $52.7 million, which includes distributions for their tax liabilities of $21.2 million, as well as dividends paid to common shareholders of $4.3 million.

Contractual Obligations

The following table contains supplemental information regarding our total contractual cash obligations as of December 31, 2011:

	Payments Due by Period
(in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Long-term debt obligations, including interest (1)	$122,255	$5,954	$58,068	$6,064	$52,169
Operating lease obligations (2)	62,307	4,984	9,055	8,341	39,927
Other long-term obligations (3)	1,139	358	496	265	20
Total	$185,701	$11,296	$67,619	$14,670	$92,116
________________

(1)	The Company’s senior unsecured notes, which aggregate to $92.1 million, have series maturing in 2014, 2017 and 2019.

(2)	In accordance with GAAP, these obligations are not reflected in the accompanying consolidated statements of financial condition.

(3)
Other long-term obligations principally represent commitments under the incentive compensation plan. These obligations are included in dividend payables on restricted stock units in the accompanying consolidated statements of financial condition.

In the ordinary course of business, the Company enters into contracts or purchase obligations with third parties whereby the third parties provide services to or on behalf of the Company. Purchase obligations include executory contracts, which are either non-cancelable or cancelable with a penalty. As of December 31, 2011, the Company’s obligations primarily include standard service contracts for portfolio, market data and office related services. Purchase obligations are recorded in the Company’s financial statements when services are provided. Due to the uncertainty of timing and amounts that will ultimately be paid, the amounts have been excluded from the table above.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under current circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily available from other sources. We evaluate our estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.

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
We evaluate the carrying value of our deferred sales commissions for impairment on an annual basis. Significant assumptions utilized by us to estimate future average assets under management include expected future market performance and redemption rates. Estimates of undiscounted future cash flows and the remaining life of the deferred sales commission asset are made from these assumptions. Market performance assumptions are selected using expected average market returns based on long-term market index benchmarks for each asset class held within the fund. As of our most recent analysis, we used average market return assumptions ranging from 7% to 9% based on asset class. If the average market returns are higher than estimated, undiscounted cash flows would be greater than those estimated, while lower actual returns on average would generate undiscounted future cash flows less than those estimated. Future redemption assumptions were determined by using the average annual redemption rates that each fund experienced over the prior 24-month period. For Class B shares and Class C shares, we used average historical redemption rates of 30% and 19%, respectively. An increase in the actual rate of redemptions would decrease the undiscounted future cash flows, while a decrease in the actual rate of redemptions would increase undiscounted cash flows. These assumptions are reviewed and updated annually, or when events or changes in circumstances occur that could significantly increase the risk of impairment of the asset.

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

Income Tax Provision (Benefit)

Management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against deferred tax assets. As of December 31, 2011, our valuation allowance on deferred tax assets was $5.2 million, which was recorded during 2011, to reduce our deferred income tax assets to the amount that is more likely than not to be realized based on available evidence at the time the estimate was made. The valuation allowance on the deferred tax assets relates to our capital loss carryforward. Determining the valuation allowance requires management to make significant judgments and assumptions. In determining the valuation allowance we used historical and forecasted future realized and unrealized gains and losses on our investments, and future tax planning strategies. Each quarter we re-evaluate our estimate related to the valuation allowance, including our assumptions about future taxable income.

We believe that the accounting estimate related to the valuation allowance, recorded against this deferred tax asset is a critical accounting estimate because the underlying assumptions can change from period to period. For example, tax law changes or market appreciation/depreciation on investments could result in a change in the valuation allowance. If we were not able to realize all or part of our net deferred tax assets in the future, a significant adjustment to our deferred tax asset valuation allowance would be charged to income tax provision in that period.

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

Recently Issued Accounting Pronouncements

We have reviewed all newly issued accounting pronouncements that are applicable to our business and to the preparation of our consolidated financial statements, including those not yet required to be adopted. We do not believe any such pronouncements will have a material effect on the Company’s financial position or results of operations. Accounting guidance that have not yet become effective with respect to our consolidated financial statements are described below:

In December 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance that requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This guidance is effective for annual and interim periods beginning on or after January 1, 2013. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. Our effective date is January 1, 2013. The adoption of this guidance is not expected to have a material impact on our financial position or results of operations.

In June 2011, the FASB issued new guidance that requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. An entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. This guidance is effective for interim and annual periods beginning on or after December 15, 2011, applied prospectively. Our effective date is January 1, 2012. The adoption of this guidance is not expected to have a material impact on our financial position or results of operations.

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

Forward-Looking Information

From time to time, information or statements provided by us or on our behalf, including those within this Annual Report on Form 10-K, may contain certain forward-looking statements relating to future events and financial performance, strategies, expectations and competitive environment, and regulations. These forward-looking statements may include, without limitation: statements regarding proposed new products; results of operations or liquidity; projections, predictions, expectations, estimates or forecasts of our business; financial and operating results and future economic performance; market capitalization; management’s goals and objectives; payment of dividends; and other similar expressions concerning matters that are not historical facts.

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

Important factors that could cause such differences include, but are not limited to: changes in applicable laws or regulations; downward fee pressures and increased industry competition; risks inherent to the investment management business; the loss of revenues due to contract terminations and redemptions; unsatisfactory service levels by third party vendors; the inability to maintain compliance with financial covenants; the performance of our investment strategies and corporate investment portfolio; our ownership and organizational structure; general and prolonged declines in the prices of securities; realization of deferred income tax assets; significant changes in market conditions and the economy that require a modification to our business plan; catastrophic or unpredictable events; the loss of key executives; the unavailability, consolidation and elimination of third-party retail distribution channels; increased costs of and timing of payments related to distribution; failure to recruit and retain qualified personnel; a loss of assets, and thus revenues; fluctuation in the level of our expenses; fluctuation in foreign currency exchange rates with respect to our global operations and business; changes in accounting estimates; poor performance of our largest funds; damage to our reputation; and the extent and timing of any share repurchases.

Further, the value and composition of our assets under management are, and will continue to be, influenced by a variety of factors including, among other things: purchases and redemptions of shares of the open-end funds and other investment products; fluctuation in both the underlying value and liquidity of the financial markets around the world that result in appreciation or depreciation of assets under management; open-end fund capital gain distributions; our ability to access capital markets; our introduction of new investment strategies, products and programs; our ability to educate our clients about our investment philosophy and provide them with best-in-class service; the relative investment performance of our products as compared to competing offerings and market indices; competitive conditions in the mutual fund, asset management and broader financial services sectors; investor sentiment and confidence; our decision to open or close products and strategies; and our ability to execute on our strategic plan to expand the business. Item 1A of this report discusses some of these and other important factors in detail under the caption “Risk Factors.”

Forward-looking statements speak only as of the date the statements are made. Readers should not place undue reliance on any forward-looking statements when deciding whether to buy, sell or hold our securities. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Securities Price Sensitivity

Our exposure to market risk is directly related to our role as investment advisors for the Funds and separate accounts we manage. A significant majority of our operating revenue is derived from investment advisory, distribution and portfolio accounting agreements with the Funds and separate accounts. Under these agreements, the fees we receive are typically based on the market value of the assets under management. Accordingly, a decline in the prices of securities generally may cause our revenue and income to decline by causing the value of the assets we manage to decrease or by causing our clients to withdraw funds in favor of investments that they perceive as offering greater opportunity or lower risk.

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

The following table provides a sensitivity analysis of changes in fair value of our investment securities and partnership investments assuming a 10% increase or decrease in the individual price of each instrument as of December 31, 2011:

		Carrying Value Assuming
(in thousands)	Carrying Value	10% Increase	10% Decrease

Available-for-sale securities:
Funds	$314,964	$346,460	$283,468
CFS securities:
Funds	3,403	3,743	3,063
Common stock	129	142	116
Derivative contracts:
Assets	1,018	1,120	916
Liabilities	(3,844)	(4,228)	(3,460)
Partnership investments:
Partnerships	21,022	23,124	18,920

In order to reduce the volatility in fair value of the Calamos corporate investment portfolio, we use exchange traded option contracts as an economic hedge against price changes. These major equity market index exchange-traded option contracts are used specifically for hedging the equity price risk of our portfolio. The derivative assets and liabilities seen on our consolidated statements of financial condition are part of a single strategy to minimize the downside risk in the hedged portfolio, while allowing participation in a portion of an appreciating market. We do not enter into derivative instruments for speculative purposes.

As of December 31, 2011 we had index exchange-traded option contracts with aggregate market values of $1.0 million and $3.8 million. A 10% adverse change in the option carrying values would result in a decrease of $102,000 in our put option contracts and an increase in our call option liabilities of $384,000.

Interest Rate Sensitivity

As of December 31, 2011, we had an aggregate of $92.1 million of outstanding debt, which consisted of senior unsecured notes of $46.1 million of 6.33% notes due July 15, 2014, $22.1 million of 6.52% notes due July 15, 2017 and $23.9 million of 6.67% notes due July 15, 2019. As these notes have fixed interest rates, we do not believe that they have any interest rate risk.

Other Market Risks

Due to the nature of our business, we believe that we do not face any material credit risk, inflation, interest rate or foreign currency rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Calamos Asset Management, Inc.

We have audited the accompanying consolidated statements of financial condition of Calamos Asset Management, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Calamos Asset Management, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Calamos Asset Management, Inc.’s and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 12, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ McGladrey & Pullen, LLP

Chicago, IL
March 12, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Calamos Asset Management, Inc.

We have audited Calamos Asset Management, Inc.'s and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Calamos Asset Management Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Calamos Asset Management, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated March 12, 2012 expressed an unqualified opinion.

/s/ McGladrey & Pullen, LLP

Chicago, IL
March 12, 2012

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

Under the supervision and with the participation of the chief executive officer and the chief financial officer, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of internal control over financial reporting as of December 31, 2011, has been audited by McGladrey & Pullen, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ John P. Calamos, Sr.	/s/ Nimish S. Bhatt
John P. Calamos, Sr. Chairman, Chief Executive Officer and Co-Chief Investment Officer	Nimish S. Bhatt Senior Vice President and Chief Financial Officer

March 12, 2012

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share data)	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$102,166	$82,870
Receivables:
Affiliates and affiliated funds	18,492	19,320
Customers	10,035	10,351
Investment securities	318,496	314,215
Derivative assets	1,018	4,026
Partnership investments, net	33,056	41,678
Prepaid expenses	2,964	3,087
Deferred tax assets, net	8,811	8,757
Other current assets	934	1,481
Total current assets	495,972	485,785
Non-current assets:
Deferred tax assets, net	56,707	66,960
Deferred sales commissions	5,444	8,515
Property and equipment, net	22,865	26,745
Other non-current assets	870	1,241
Total non-current assets	85,886	103,461
Total assets	$581,858	$589,246
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current liabilities:
Distribution fees payable	$15,860	$16,560
Accrued compensation and benefits	23,681	21,411
Current portion of long-term debt	-	32,885
Interest payable	2,729	3,026
Derivative liabilities	3,844	5,918
Accrued expenses and other current liabilities	5,631	3,906
Total current liabilities	51,745	83,706
Long-term liabilities:
Long-term debt	92,115	92,115
Deferred rent	9,423	9,456
Dividend payables on restricted stock units	781	577
Total long-term liabilities	102,319	102,148
Total liabilities	154,064	185,854

STOCKHOLDERS’ EQUITY
Class A Common Stock, $0.01 par value; authorized 600,000,000 shares; 24,126,757 shares issued and 20,126,757 shares outstanding at December 31, 2011; 23,942,317 shares issued and 19,942,317 shares outstanding at December 31, 2010	241	239
Class B Common Stock, $0.01 par value; authorized 1,000 shares; 100 shares issued and outstanding at December 31, 2011 and 2010	0	0
Additional paid-in capital	214,102	212,256
Retained earnings	67,991	59,895
Accumulated other comprehensive income (loss)	(527)	5,841
Treasury stock at cost; 4,000,000 shares at December 31, 2011 and 2010	(95,215)	(95,215)
Calamos Asset Management, Inc. stockholders’ equity	186,592	183,016
Non-controlling interest in Calamos Investments LLC (Calamos Interest)	229,168	218,679
Non-controlling interest in partnership investments	12,034	1,697
Total non-controlling interest	241,202	220,376
Total stockholders’ equity	427,794	403,392
Total liabilities and stockholders’ equity	$581,858	$589,246

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except share data)	2011	2010	2009
REVENUES
Investment management fees	$266,553	$238,308	$200,790
Distribution and underwriting fees	82,539	84,753	78,430
Other	3,229	2,978	2,518
Total revenues	352,321	326,039	281,738
EXPENSES
Employee compensation and benefits	80,160	75,292	67,413
Distribution expenses	68,981	66,493	59,491
Amortization of deferred sales commissions	6,529	9,206	12,201
Marketing and sales promotion	17,107	13,775	10,762
General and administrative	39,195	34,772	33,813
Total operating expenses	211,972	199,538	183,680
Operating income	140,349	126,501	98,058
NON-OPERATING INCOME (LOSS)
Net interest expense	(6,361)	(7,422)	(7,064)
Investment and other income	22,420	29,084	2,154
Total non-operating income (loss)	16,059	21,662	(4,910)
Income before income taxes	156,408	148,163	93,148
Income tax provision	18,497	12,375	7,879
Net income	137,911	135,788	85,269
Net income attributable to non-controlling interest in Calamos Investments LLC (Calamos Interests)	(122,501)	(115,788)	(72,509)
Net (income) loss attributable to non-controlling interest in partnership investments	460	(72)	(336)
Net income attributable to Calamos Asset Management, Inc.	$15,870	$19,928	$12,424
Earnings per share:
Basic	$0.79	$1.00	$0.63
Diluted	$0.77	$0.99	$0.62

Weighted average shares outstanding:
Basic	20,103,758	19,884,847	19,626,233
Diluted	20,611,909	20,187,992	19,954,124

Cash dividends declared per share	$0.38	$0.30	$0.22

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Calamos Asset Management, Inc. Stockholders
(in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest in Calamos Investments LLC (Calamos Interests)	Non-controlling Interest in Partnership Investments	Total

Balance at Dec. 31, 2008	$235	$207,844	$38,010	$(101)	$(95,215)	$158,985	$1,289	$311,047

Net income	—	—	12,424	—	—	72,509	336	85,269
Changes in unrealized losses on available-for-sale securities, net of income taxes	—	—	—	4,951	—	27,717	—	32,668
Reclassification of unrealized loss on securities contributed to Calamos Investments LLC	—	501	—	(501)	—	—	—	—
Total comprehensive income								117,937
Issuance of common stock (170,896 Class A common shares)	2	(2)	—	—	—	—	—	—
Cumulative impact of changes in ownership of Calamos Investments LLC	—	(303)	(2)	13	—	(153)	—	(445)
Compensation expense recognized under stock incentive plans	—	1,855	—	—	—	6,795	—	8,650
Dividend equivalent accrued under stock incentive plans	—	—	(79)	—	—	(293)		(372)
Distributions to non-controlling interests	—	—	—	—	—	(52,673)	—	(52,673)
Dividends declared	—	—	(4,318)	—	—	—	—	(4,318)

Balance at Dec. 31, 2009	$237	$209,895	$46,035	$4,362	$(95,215)	$212,887	$1,625	$379,826

Net income	—	—	19,928	—	—	115,788	72	135,788
Changes in unrealized gains on available-for-sale securities, net of income taxes	—	—	—	3,880	—	23,378	—	27,258
Reclassification adjustment for realized gains on available-for-sale securities included in income, net of income tax	—	—	—	(2,478)	—	(17,060)	—	(19,538)
Total comprehensive income								143,508
Issuance of common stock (273,734 Class A common shares)	2	(2)	—	—	—	—	—	—
Cumulative impact of changes in ownership of Calamos Investments LLC	—	388	(3)	77	—	(1,652)	—	(1,190)
Compensation expense recognized under stock incentive plans	—	1,975	—	—	—	7,141	—	9,116
Dividend equivalent accrued under stock incentive plans	—	—	(104)	—	—	(376)	—	(480)
Distribution to non-controlling interests	—	—	—	—	—	(121,427)	—	(121,427)
Dividends declared	—	—	(5,961)	—	—	—	—	(5,961)
Balance at Dec. 31, 2010	$239	$212,256	$59,895	$5,841	$(95,215)	$218,679	$1,697	$403,392

Net income	—	—	15,870	—	—	122,501	(460)	137,911
Changes in unrealized gains on available-for-sale securities, net of income taxes	—	—	—	(1,765)	—	(9,853)	—	(11,618)
Reclassification adjustment for realized gains on available-for-sale securities included in income, net of income tax	—	—	—	(4,675)	—	(26,517)	—	(31,192)
Total comprehensive income								95,101
Issuance of common stock (184,440 Class A common shares)	2	(2)	—	—	—	—	—	—
Cumulative impact of changes in ownership of Calamos Investments LLC	—	135	(3)	72	—	(1,247)	—	(1,043)
Compensation expense recognized under stock incentive plans	—	1,713	—	—	—	6,125	—	7,838
Dividend equivalent accrued under stock incentive plans	—	—	(123)	—	—	(439)	—	(562)
Net purchase of Calamos International Growth Fund LP	—	—	—	—	—	—	12,499	12,499
Liquidation of Calamos Market Neutral Opportunities Fund LP	—	—	—	—	—	—	(1,702)	(1,702)
Distributions to non-controlling interests	—	—	—	—	—	(80,081)	—	(80,081)
Dividends declared	—	—	(7,648)	—	—	—	—	(7,648)
Balance at Dec. 31, 2011	$241	$214,102	$67,991	$(527)	$(95,215)	$229,168	$12,034	$427,794
See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2011	2010	2009

Cash and cash equivalents at beginning of period	$82,870	$145,431	$59,425
Cash flows provided by operating activities:
Net income	137,911	135,788	85,269
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	6,529	9,206	12,201
Other depreciation and amortization	5,758	7,778	10,281
Loss on write-off of property and equipment	27	238	—
Deferred rent	(33)	72	202
Change in unrealized (gains) losses on CFS securities, derivative assets, derivative liabilities and partnership investments, net	6,445	(1,808)	(22,848)
Net realized (gains) losses on sale of investment securities, derivative assets, derivative liabilities and partnership investment, net	(24,518)	(22,018)	25,810
Change in deferred tax asset valuation allowance	5,200	—	—
Deferred taxes, net	8,736	9,598	6,586
Stock based compensation	7,838	9,116	8,650
Employee taxes paid on vesting under stock incentive plans	(1,038)	(1,128)	(293)
(Increase) decrease in assets:
Receivables:
Affiliates and affiliated funds, net	828	(2,146)	(3,987)
Customers	316	(1,036)	(2,453)
Deferred sales commissions	(3,458)	(5,016)	(6,493)
Other assets	1,109	461	19,153
Increase (decrease) in liabilities:
Distribution fees payable	(700)	458	3,674
Accrued compensation and benefits	2,270	5,608	5,349
Accrued expenses and other liabilities	1,073	(404)	(470)
Net cash provided by operating activities	154,293	144,767	140,631
Cash flows provided by (used in) investing activities:
Net additions to property and equipment	(1,982)	(1,972)	(2,011)
Purchases of investment securities	(204,771)	(425,553)	(4,472)
Proceeds from sale of investment securities	182,270	357,903	15,073
Net purchases of derivatives	(9,101)	(9,785)	(5,655)
Net changes in partnership investments	19,197	(454)	(418)
Net cash provided by (used in) investing activities	(14,387)	(79,861)	2,517
Cash flows used in financing activities:
Repayment of long-term debt	(32,885)	—	—
(Excess tax liability) deferred tax benefit on vesting under stock incentive plans	4	(79)	(151)
Equity distributions paid to non-controlling interests (Calamos Interest)	(27,334)	(76,418)	(31,523)
Tax distributions paid to non-controlling interests (Calamos Interest)	(52,747)	(45,009)	(21,150)
Cash dividends paid to common stockholders	(7,648)	(5,961)	(4,318)
Net cash used in financing activities	(120,610)	(127,467)	(57,142)
Net increase (decrease) in cash and cash equivalents	19,296	(62,561)	86,006
Cash and cash equivalents at end of period	$102,166	$82,870	$145,431

Supplemental disclosure of cash flow information:
Cash paid for:
Income taxes	$3,109	$2,706	$469
Interest	$6,864	$7,677	$7,677

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Organization and Description of Business

Calamos Asset Management, Inc. (CAM) is a holding company and as of December 31, 2011 owned 21.9% of Calamos Investments LLC (Calamos Investments, formerly known as Calamos Holdings LLC). CAM, together with Calamos Investments and Calamos Investments’ subsidiaries (the Company), operates the investment advisory and distribution services businesses reported within these consolidated financial statements. CAM operates and controls all of the business and affairs of Calamos Investments and, as a result of this control, consolidates the financial results of Calamos Investments with its own financial results. The remaining 78.1% ownership interest in Calamos Investments is held by Calamos Family Partners, Inc. (CFP), a Delaware corporation, and John P. Calamos, Sr. the Chairman, Chief Executive Officer and Co-Chief Investment Officer of CAM. CFP and John P. Calamos, Sr. (collectively Calamos Interests), ownership interest, in accordance with applicable rules, is reflected and referred to within these consolidated financial statements as “non-controlling interests in Calamos Investments LLC”.

The Company primarily provides investment advisory services to individuals and institutional investors through a series of investment products that include open-end and closed-end funds (Funds), separate accounts, offshore funds and partnerships. The subsidiaries through which the Company provides these services include: Calamos Advisors LLC (CAL), a Delaware limited liability company and registered investment advisor; Calamos Financial Services LLC (CFS), a Delaware limited liability company and registered broker-dealer; Calamos Wealth Management LLC, a Delaware limited liability company and registered investment advisor; and Calamos International LLP, a United Kingdom limited liability partnership, registered investment advisor with the Financial Services Authority in the United Kingdom, and a global distributor of the Offshore Funds and Company products.

(2)	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP), which require the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Management believes the accounting estimates are appropriate and reasonably stated; however, due to the inherent uncertainties in making estimates, actual amounts could differ from these estimates.

Principles of Consolidation

The Company consolidates investments in which the Company’s ownership exceeds 50% or in which the Company operates and controls the business and affairs of the entity. As such, the consolidated financial statements include the financial statements of CAM, Calamos Investments and Calamos Investments’ wholly- and majority-owned subsidiaries, and as of December 31, 2011 Calamos International Growth Fund LP and as of December 31, 2010 Calamos Market Neutral Opportunities Fund LP. All significant intercompany balances and transactions have been eliminated.

The Calamos Interests’ combined 78.1% and 78.3% interest in Calamos Investments at December 31, 2011 and 2010, respectively, is represented as a non-controlling interest in Calamos Investments LLC in the Company’s consolidated financial statements. Non-controlling interest in Calamos Investments is derived by multiplying the historical equity of Calamos Investments by the Calamos Interests’ aggregate ownership percentage for the periods presented. Issuances and repurchases of CAM’s common stock may result in changes in CAM’s ownership percentage and to the non-controlling interests’ ownership percentage of Calamos Investments with resulting changes reflected in the consolidated statements of changes in stockholders’ equity. Income is allocated based on the average ownership interest during the period in which the income is earned.

CAM owns certain assets to which common stockholders have exclusive economic rights. As of December 31, 2011, these assets include cash and cash equivalents of $56.3 million, net deferred tax assets of $65.5 million, net current income taxes receivable of $665,000 and an intercompany receivable of $20,000 that are reported together with Calamos Investments’ consolidated assets in the consolidated statements of financial condition. Additionally, net income before income taxes, of $156.4 million, $148.2 million and $93.1 million for the years ended December 31, 2011, 2010 and 2009, respectively, each included $166,000, $140,000 and $94,000, respectively, of interest income on cash and cash equivalents held solely by CAM. For the year ended December 31, 2011, net income also included $775,000 of professional fees held solely by CAM. These portions of CAM’s income and expense are not affected by non-controlling interests.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Calamos Partners LLC, a former subsidiary of Calamos Investments, was the general partner of Calamos Market Neutral Opportunities Fund LP, a private investment partnership that was primarily comprised of highly liquid marketable securities. During the first quarter of 2011, the Calamos Market Neutral Opportunities Fund LP partnership was liquidated. Up to the time the partnership was liquidated the Company and its affiliates owned a majority interests in this partnership and consolidated the financial results of this partnership into its consolidated financial statements. CAL is the general partner and controls the operations of Calamos International Growth Fund LP, thus the Company consolidated the results of that partnership into its consolidated financial results. The combined interests of these two partnerships, not owned by the Company, are presented as non-controlling interest in partnership investments in the Company’s consolidated financial statements for the periods those partnerships were consolidated.

For the periods the partnerships are consolidated, the assets and liabilities of the partnerships are presented on a net basis within partnership investments, net in the consolidated statements of financial condition, the net income is included in investment and other income in the consolidated statements of operations, and the change in partnership investments is included in the net changes in partnership investments in the consolidated statements of cash flows. The partnerships are presented on a net basis in order to provide more clarity to the financial position and results of the core operations of the Company. The underlying assets and liabilities that are being consolidated are described in Note 6.

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

The fair value of long-term debt, which has a total carrying value of $92.1 million and $125.0 million at December 31, 2011 and 2010, respectively, was $109.6 million and $141.4 million, respectively. Fair value estimates are calculated using discounted cash flows based on the Company’s incremental borrowing rates for the debt and market prices for similar bonds at the measurement date. This method of assessing fair value may differ from the actual amount realized.

The carrying value of all other financial instruments approximates fair value due to the short maturities of these financial instruments.

Receivables from Customers

Receivables from customers represent balances arising from contractual investment advisory services provided to separate account customers and are recorded on an accrual basis. During the years ended December 31, 2011, 2010 and 2009 provisions for bad debt expense and as of December 31, 2011 and 2010 allowance for doubtful accounts were not material.

Investment Securities

The Company carries its investment securities at fair value. For a majority of the Company’s investments, fair values are determined based upon quoted prices in active markets. If quoted market prices are not available, the Company uses matrix, model or other similar pricing methods to determine fair value. Investment securities transactions are recorded on a trade date basis.

With the exception of the securities held by CFS, investment securities are classified as available-for-sale as the Company does not intend to trade these securities in the near term. Unrealized gains and losses on available-for-sale securities are excluded from earnings and are reported, net of income tax, as a separate component of stockholders’ equity until realized.

Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis and are included in investment and other income in the consolidated statements of operations.

As a registered broker-dealer, CFS investment securities are classified as trading securities, and are carried at fair value with all changes in the value of the securities going through current earnings. Therefore, both realized and unrealized gains and losses on these securities are included in investment and other income in the consolidated statements of operations.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Derivative Assets and Liabilities

From time to time the Company enters into derivative contracts to mitigate the negative impact that changes in security prices may have on the investment portfolio. The Company does not measure effectiveness or meet the criteria for hedge accounting and, therefore, records the changes in the fair value of these instruments in investment and other income in the consolidated statements of operations. The Company classifies derivative securities owned as derivative assets and derivative liabilities in the consolidated statements of financial condition.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization is provided on a straight-line basis over the estimated useful lives of the assets, ranging from three to twenty years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining term of the lease, ranging from five to twenty years.

Internally Developed Software

Certain internal and external development costs incurred in connection with developing or obtaining software for internal use are capitalized. These capitalized costs are included in property and equipment, net on the consolidated statements of financial condition and are amortized using the straight-line method over their estimated useful lives, ranging from three to ten years. On a quarterly basis, the Company conducts reviews to assess whether an impairment of these assets exists. Impairments of these assets, if any, are recognized in the consolidated statements of operations in the period in which the impairment occurs.

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

Revenue Recognition

The Company earns investment management fees by providing services pursuant to the terms of the underlying advisory contract. Fees are based on a contractual investment advisory fee applied to the assets in each portfolio. Any fees collected in advance are deferred and recognized over the period earned. Performance-based advisory fees from certain separate accounts are recognized annually upon completion of the contract year and based upon either (1) the positive difference between the investment returns on a client’s portfolio compared to a benchmark index or (2) the absolute percentage of gain in the client’s account. Performance-based advisory fees from the open-end funds are recognized monthly when earned and are based upon the differences between the investment returns of the respective fund compared to a benchmark index.

Distribution and underwriting fees consist primarily of Rule 12b-1 distribution and/or service fees from the open-end funds, contingent deferred sales charges on the redemption of open-end fund shares and sales charges earned on open-end funds. Distribution service fees are accrued monthly as services are performed and are based on the average daily assets of the open-end funds. Contingent deferred sales charge fees are recorded on a trade date basis when earned, and sales charges are recorded on the settlement date.

Net Interest Expense

Net interest expense represents interest expense incurred on debt net of interest income generated from cash and cash equivalents. Interest income is recognized when earned, and interest expense is recorded when incurred.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Investment and Other Income

Investment and other income is primarily comprised of: realized gains (losses) from all investment securities and partnership investments; unrealized gains (losses) on CFS investment securities and partnership investments; realized and unrealized gains (losses) on derivatives; gains (losses) on foreign currency translation; and dividend income. Dividend income is recognized on the ex-dividend date.

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

During the second quarter of 2009, the Company changed the estimated remaining lives on the portion of its deferred sales commission assets related to Class B shares. This change in estimate extended the expected lives of these assets and reduced the quarterly amortization of deferred sales commissions by $1.7 million at that time.

Foreign Currency

Foreign currency balances are revalued into U.S. dollars, which is our functional currency, at prevailing exchange rates on the reporting date. Revenues earned and expenses incurred in foreign currency are revalued at average exchange rates during the reporting period. Gains and losses arising from the revaluation of account balances denominated in foreign currencies are recognized in investment and other income in the consolidated statement of operations.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. During 2011, the Company recorded a $5.2 million valuation allowance to reduce our deferred income tax assets to an amount that is more likely than not to be realized based on available evidence at the time estimates are made. Determining a valuation allowance requires management to make significant judgments and assumptions. In determining a valuation allowance the Company use historical and forecasted future realized and unrealized gains and losses on its investment, ongoing tax planning strategies, and forecasts of future taxable income. Each quarter the Company re-evaluates its estimates related to its valuation allowance, including its assumptions about future taxable income. As of December 31, 2011, the Company’s valuation allowance on its deferred tax assets was $5.2 million and related to its capital loss carryforward. The Company capital loss carryforward is used against realized gains on its investment, derivative assets, derivative liabilities and partnership investments, using our tax harvesting strategies. There was no valuation allowance as of December 31, 2010.

Future interest or penalties related to uncertain tax positions are recognized in income tax provision when determined. The Company did not record any accrued interest or penalties related to uncertain tax positions through December 31, 2011.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Advertising Costs

Advertising costs are expensed as incurred and are included in marketing and sales promotion expenses in the consolidated statement of operations. For the years ended December 31, 2011, 2010 and 2009, advertising costs were $4.7 million, $3.3 million and $2.3 million, respectively.

Earnings Per Share

Basic earnings per share is computed by dividing net income attributable to CAM by the weighted average number of shares of Class A and Class B common stock outstanding during each year. Shares issued or repurchased during the year are weighted for the portion of the year that they were outstanding. Diluted earnings per share reflects the potential dilution that would occur if RSUs and stock options granted to participants of the Company incentive compensation plan were exercised and if the Calamos Interests exchanged all of their ownership interest in Calamos Investments and their Class B common stock for shares of Class A common stock. Diluted shares which result in anti-dilution are excluded from the diluted earnings per share calculation and are detailed in Note 16.

(3)	Related-Party Transactions

CAL provides investment management and portfolio accounting services to the open-end funds and the closed-end funds. CFS acts as the sole distributor of the U.S. open-end funds. Calamos International LLP is the sole global distributor of the Offshore Funds. The Company earns management, distribution and portfolio accounting fees for these services that are accrued and settled monthly. The table below summarizes the total fees earned from affiliates identified above during the years ended December 31, 2011, 2010 and 2009:

(in thousands)	2011	2010	2009

Investment management fees from:
Open-end funds	$169,596	$150,963	$122,956
Closed-end funds	49,102	45,149	38,540
Totals	$218,698	$196,112	$161,496

Distribution fees from open-end funds	$80,022	$81,277	$73,686

Portfolio accounting fees from:
Open-end funds	$2,441	$2,232	$1,846
Closed-end funds	613	571	497
Totals	$3,054	$2,803	$2,343

Calamos Investments is party to a lease with 1111 Warrenville Road LLC, a subsidiary of Calamos Property Holdings LLC (CPH). In January 2011, Calamos Investments and 1111 Warrenville Road LLC amended the lease in order to extend the term for two years with automatic one year renewals and to increase the base rent accordingly. Rent under the lease commenced in August 2005 and will end on December 31, 2012. For the years ended December 31, 2011, 2010 and 2009 annual base rent and operating expense payments were $793,000, $851,000 and $822,000, respectively. Annual base rent payments increase by 3% annually for the remaining term of the lease.

Calamos Investments is party to a 20-year lease with 2020 Calamos Court LLC, a subsidiary of CPH, with respect to the corporate headquarters constructed for the Company’s occupancy. Rent under the lease commenced in April 2005 and will end on May 31, 2025. For the years ended December 31, 2011, 2010 and 2009 annual base rent payments were $3.4 million, $3.3 million and $3.2 million, respectively. Annual base rent payments increase by 3% annually for the remaining term of the lease. Calamos Investments may not terminate the lease unless a casualty, condemnation or temporary government taking affects all or a substantial portion of the leased premises. 2020 Calamos Court LLC may only terminate the lease upon specified events of default, which are subject to applicable grace periods.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Calamos Investments is party to an agreement with Primacy Business Center LLC (Primacy), a subsidiary of CFP, where office space at the Company’s corporate headquarters is subleased to Primacy. The original lease was due to expire December 31, 2011, but has been automatically extended to expire December 31, 2012. For the years ended December 31, 2011, 2010 and 2009, Calamos Investments recognized sublease rental income of $226,000, $558,000 and $366,000, respectively, which is classified as other income and included in investment and other income in the consolidated statements of operations.

Calamos Investments is party to a 20-year lease with 2020 Calamos Court Annex LLC, a subsidiary of CPH, with respect to the cafeteria in the Company’s corporate headquarters. Rent under the lease commenced in December 2005 and will end on May 31, 2025. For the years ended December 31, 2011, 2010 and 2009 annual base rent and operating expense payments were $287,000, $310,000 and $283,000, respectively. Annual base rent payments increase by 3% annually for the remaining term of the lease.

Calamos Investments is party to an agreement with CF Restaurant Enterprises LLC (CFRE), a subsidiary of CFP, where CFRE provides food and beverage services to Calamos Investments. Calamos Investments guarantees minimum daily revenues and CFRE agrees that certain quantities and combinations of food and beverage will be available at a predetermined price. For the years ended December 31, 2011, 2010 and 2009, Calamos Investments incurred expenses of $969,000, $823,000 and $815,000, respectively.

Calamos Investments is party to a 7.5 year lease with CityGate Centre I LLC (CityGate Centre), a subsidiary of CPH, with respect to office space. Rent payments under the lease commenced in May 2008 and will end on April 30, 2015. For the years ended December 31, 2011, 2010 and 2009 annual base rent and operating expense payments were $885,00, $862,000 and $858,000, respectively. Annual base rent payments increase by 2.5% annually. Calamos Investments has been granted two options to extend the term of the lease for five years each, and has a right of first offer to lease additional contiguous space in the building.

Calamos Investments headquarter campus, as part of CityGate Centre, is utilized by the Company to promote its business and brand awareness both in the local community and with its visiting strategic clients. CityGate Centre, through its related affiliates, offers amenities such as hotel accommodations, restaurants and event planning services.  For the years ended December 31, 2011, 2010 and 2009, Calamos Investments had expense payments of $596,000, $278,000 and $159,000, respectively, related to these services.

Dragon Leasing Corporation (Dragon) is an affiliated company controlled by a principal of the Company. Prior to February 2009, CAL was party to a non-exclusive aircraft lease agreement with Dragon whereby CAL had use of an airplane for business travel. Under this agreement CAL agreed to pay for maintenance and transportation services which are reflected in general and administrative expenses in the consolidated statements of operations. For the year ended December 31, 2009 these expenses were $135,000.

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

The following table summarizes fees that have been recorded as expense allocations during the twelve months ended and the net receivable balance as of December 31, 2011, 2010 and 2009:

(in thousands)	2011	2010	2009

Expense allocated from the Company to CPH	$594	$746	$962
Expense allocated from the Company to CFP	328	369	579
Expense allocated from the Company to Dragon	18	40	55
Total expenses allocated from the Company to affiliates	940	1,155	1,596
Expense allocated from CPH and CFP to the Company	199	173	975
Net expense allocated from the Company to affiliates	$741	$982	$621

Net receivable for management services from CPH	$50	$57	$50
Net receivable (payable) for management services from CFP	$(1)	$15	$17
Net receivable for management services from Dragon	$1	$3	$4

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As a result of the control exercised by CFP, none of our agreements with CFP and other companies controlled by them are deemed to be negotiated on “arm’s length” terms. However, any such agreements since our initial public offering have been approved in accordance with the Conflict of Interests Policy contained in our Second Amended and Restated Certificate of Incorporation.

(4)	Investment Securities

The following table provides a summary of investment securities as of December 31, 2011 and December 31, 2010:

(in thousands)
December 31, 2011	Cost	Unrealized Gains	Unrealized Losses	Fair Value

Available-for-sale securities:
Funds
Equity	$179,459	$8,700	$(15,046)	$173,113
Fixed income	88,329	14	(4,566)	83,777
Low-volatility equity	47,581	9,803	(671)	56,713
Other	1,683	28	(350)	1,361
Total available-for-sale securities	$317,052	$18,545	$(20,633)	$314,964

CFS securities:
Funds
Equity	$3,004	$399	$—	$3,403
Common stock	55	74	—	129
Total CFS securities	$3,059	$473	$—	$3,532

Total investment securities				$318,496

(in thousands)
December 31, 2010	Cost	Unrealized Gains	Unrealized Losses	Fair Value

Available-for-sale securities:
Funds
Equity	$129,280	$32,483	$(3)	$161,760
Fixed income	89,712	18	(425)	89,305
Low-volatility equity	45,219	12,580	(1)	57,798
Other	1,579	51	(242)	1,388
Total available-for-sale securities	$265,790	$45,132	$(671)	$310,251

CFS securities:
Funds
Equity	$3,004	$834	$—	$3,838
Common stock	56	70	—	126
Total CFS securities	$3,060	$904	$—	$3,964

Total investment securities				$314,215

As of December 31, 2011 and 2010, investments in funds were $318.4 million and $314.1 million, respectively, of which $276.1 million and $270.9 million, respectively, were invested in affiliated funds.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The aggregate fair value of available-for-sale investment securities that were in an unrealized loss position at December 31, 2011 and 2010 was $252.2 million and $83.1 million, respectively. As of December 31, 2011, the cumulative losses on securities that had been in a continuous loss position for 12 months or longer totaled $4.6 million.

As of December 31, 2011 and 2010, the Company believes that the unrealized losses attributed to its fund investments are only temporary in nature, as these losses are a result of short-term declines in the net asset value of the funds. Further, the Company has the intent and ability to hold these securities for a period of time sufficient to allow for recovery of the market value.

The following table provides a summary of changes in investment securities for the years ended December 31, 2011, 2010 and 2009:

(in thousands)	2011	2010	2009

Available-for-sale securities:
Proceeds from sales	$182,270	$357,903	$—
Gross realized gains on sales	$28,762	$27,959	$—
Unrealized gains (losses)	$(12,613)	$29,869	$34,778
Net gains reclassified out of accumulated other comprehensive income to earnings	$33,937	$21,289	$—

CFS securities:
Unrealized gains (losses)	$(432)	$855	$9,808

(5)	Derivative Assets and Liabilities

In order to reduce the volatility equity markets have on the fair value of the Company’s corporate investment portfolio and to ensure compliance with its debt covenants, the Company uses exchange traded option contracts as an economic hedge of price changes in its investment securities portfolio. The Company's investment securities, totaling $318.5 million at December 31, 2011, consist primarily of positions in several Calamos equity, fixed income and low-volatility equity funds. The equity price risk in the investment portfolio is hedged using exchange-traded option contracts that correlate most closely with the change in value of the portfolio being hedged. The use of these option contracts is part of a hedge overlay strategy to minimize downside risk in the hedged portfolio, while participating in a portion of the upside of a market rally. The Company may adjust its hedge position in response to movement and volatility in prices and changes in the composition of the hedged portfolio, but generally is not actively buying and selling contracts.

The fair value of option contracts is reported in derivative assets and derivative liabilities, respectively, in the consolidated statements of financial condition. Net gains and losses on these contracts are reported in investment and other income in the consolidated statements of operations with net losses of $10.0 million, $9.9 million and $21.7 million for the years ended December 31, 2011, 2010 and 2009, respectively. The Company is using these derivatives for risk management purposes but has not designated the contracts as hedges for accounting purposes.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(6)	Partnership Investments

Presented below are the underlying assets and liabilities of the partnerships that the Company reports on a net consolidated basis, as well as partnership investments that the Company accounts for under the equity method. These investments are presented collectively as partnership investments, net in its consolidated statements of financial condition as of December 31, 2011 and 2010.

(in thousands)	2011	2010

Consolidated partnerships:
Securities owned	$11,471	$16,365
Deposits with broker	651	11,128
Other current assets	64	69
Securities sold but not yet purchased	-	(7,175)
Accrued expenses and other current liabilities	(127)	(62)
Total	12,059	20,325

Equity method investment in partnerships	20,997	21,353

Partnership investments, net	$33,056	$41,678

 During 2011, the Company liquidated the Market Neutral Opportunities Fund LP for total proceeds of $18.7 million and realized capital gains of $1.5 million, net of non-controlling interests.

The Company holds a non-controlling interest in Calamos Global Opportunities Fund LP and therefore, accounted for this investment using the equity method. This investment is presented as equity method investment in partnerships in the table above. During the second quarter of 2011, the Company sold part of Calamos Global Opportunities Fund LP’s investments for total proceeds of $20.3 million and realized capital gains of $2.7 million. This transaction was executed as a part of the Company’s tax harvesting strategy to utilize tax loss carry-forwards that was implemented during 2010. The proceeds from the sale were reinvested into the partnership.

During the fourth quarter of 2011, the Company became a general partner of Calamos International Growth Fund LP. Due to the Company’s control of the partnership operations, the Company consolidates this partnership on a net basis with the underlying assets reflected in Partnership investments, net in the table above.

 As of December 31, 2011 and 2010, the Company held non-controlling interests in another partnership and therefore, accounted for this investment using the equity method. This investment is presented as equity method investment in partnerships in the table above.

(7)	Fair Value Measurements

The Company utilizes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows: Level 1 — observable inputs such as quoted prices for identical assets and liabilities in active markets; Level 2 — inputs, other than the quoted prices in active markets, that are observable either directly or indirectly (including quoted prices of similar securities, interest rates, credit risk, etc.); and Level 3 — unobservable inputs in which there is little or no market data, and require the reporting entity to develop its own assumptions. For each period presented, the Company did not have any assets or liabilities measured at fair value using Level 3 measurements. Transfers between levels are measured at the end of the reporting period. The Company had no transfers between levels during the reporting periods.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Investments are presented in the consolidated financial statements at fair value in accordance with GAAP. Investments in open-end funds are stated at fair value based on end of day published net asset values of shares owned by the Company. Investments in securities traded on a national securities exchange are stated at the last reported sales price on the day of valuation. Other securities, including derivatives, traded in the over-the-counter market and listed securities for which no sale was reported on that date are stated at the last quoted bid price. However, short sales positions and call options written are reported at the last quoted asked price. Convertible bonds, fixed income securities and other securities for which quotations are not readily available are valued at fair value based on observable inputs such as market prices for similar instruments as validated by third party pricing agencies and the Company’s prime broker.

The following tables provide the hierarchy of inputs used to derive the fair value of the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010. Foreign currency contracts are carried in our partnership investments and are presented on a net basis where the right of offset exists, and had no impact for either period presented.

		Fair Value Measurements Using
(in thousands) Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)

Cash and cash equivalents
Money market funds	$3,983	$3,983	$—

Investment securities (Note 4)
Funds
Equity	176,516	176,516	—
Fixed income	83,777	83,777	—
Low-volatility equity	56,713	56,713	—
Other	1,361	1,361	—
Total Funds	318,367	318,367	—

Common stock	129	129	—
Investment securities	318,496	318,496	—

Derivative assets (Note 5)
Exchange-traded put option contracts	1,018	1,018	—

Derivative liabilities (Note 5)
Exchange-traded call option contracts	(3,844)	(3,844)	—

Securities and derivatives owned by partnership (Note 6)
Common stocks	11,471	11,261	210
Fixed income	626	—	626
	12,097	11,261	836
Securities sold but not yet purchased by partnership (Note 6)
Common stocks	(72)	(72)	—
Exchange-traded foreign exchange contracts	(31)	(31)	—
	(103)	(103)	—
Total	$331,647	$330,811	$836

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

		Fair Value Measurements Using
(in thousands) Description	December 31, 2010	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)

Cash and cash equivalents
Money market funds	$35,392	$35,392	$—

Investment securities (Note 4)
Funds
Equity	165,598	165,598	—
Fixed income	89,305	89,305	—
Low-volatility equity	57,798	57,798	—
Other	1,388	1,388	—
Total Funds	314,089	314,089	—

Common stock	126	126	—
Investment securities	314,215	314,215	—

Derivative assets (Note 5)
Exchange-traded put option contracts	4,026	4,026	—

Derivative liabilities (Note 5)
Exchange-traded call option contracts	(5,918)	(5,918)	—

Securities and derivatives owned by partnership (Note 6)
Convertible bonds	16,140	—	16,140
Purchased options	145	145	—
Common stocks	80	80	—
	16,365	225	16,140
Securities sold but not yet purchased by partnership (Note 6)
Common stocks	(7,165)	(7,165)	—
Exchange-traded call option contracts	(10)	(10)	—
	(7,175)	(7,175)	—
Total	$356,905	$340,765	$16,140

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(8)	Property and Equipment

As of December 31, 2011 and 2010, property and equipment and related accumulated depreciation were as follows:

(in thousands)	2011	2010

Property and equipment
Furniture, fixtures and equipment	$26,871	$26,884
Leasehold improvements	31,770	31,557
Computer software	17,057	15,816
Total costs	75,698	$74,257
Accumulated depreciation and amortization	(52,833)	(47,512)
Property and equipment, net	$22,865	$26,745

Computer software includes both internally developed software and software purchased.

 (9)  Loans Payable

The Company may utilize margin loans for the settlement of call options, as well as an additional source of liquidity. The interest rate charged on the margin loans during the year-ended December 31, 2011 was 2.5% per annum, and was based on the Company’s average debt balance and brokerage firm’s lending rate. These loans are due on demand. The Company can borrow up to 70% of its marginable securities on deposit with its brokerage firm. The Company had no margin loan balances outstanding at December 31, 2011 and December 31, 2010.

(10)	Long-term Debt

In April 2004, Calamos Investments issued $150 million aggregate principal amount of 5.24% senior unsecured notes due April 29, 2011 to various note purchasers in a private placement. In July 2007, Calamos Investments completed a private debt offering of $375 million aggregate principal senior unsecured notes, with three series consisting of $197 million of 6.33% notes due July 15, 2014, $85 million of 6.52% notes due July 15, 2017 and $93 million of 6.67% notes due July 15, 2019. In December 2008, the Company prepaid $400 million of its outstanding long-term debt and re-negotiated its debt covenants. In April 2011, the outstanding balance of the $150 million senior unsecured notes, totaling $32.9 million, became due and was paid. As of December 31, 2011 and 2010, the outstanding balances of the notes totaled $92.1 million and $125.0, respectively.

 The table below summarizes the long-term debt balance at December 31, 2011 and 2010:

(in thousands)	2011	2010

Senior unsecured notes
5.24% notes due April 29, 2011	$—	$32,885
6.33% notes due July 15, 2014	46,160	46,160
6.52% notes due July 15, 2017	22,100	22,100
6.67% notes due July 15, 2019	23,855	23,855
Total senior unsecured notes	92,115	125,000
Less current portion of long-term debt	—	(32,885)
Total long-term debt	$92,115	$92,115

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below summarizes the aggregate contractual annual maturities for long-term debt balance at December 31, 2011:

(in thousands)	Contractual Maturities

2012	$—
2013	—
2014	46,160
2015	—
2016	—
Thereafter	45,955
Total long-term debt	$92,115

Under the amended note purchase agreements governing the terms of these notes, Calamos Investments must maintain certain consolidated net worth in addition to leverage, investment and interest coverage ratios. The amended note purchase agreements also contain other covenants that, among other things, restrict the ability of Calamos Investments’ subsidiaries to incur debt and restrict the ability of Calamos Investments or its subsidiaries to create liens and to merge or consolidate, or sell or convey all or substantially all of Calamos Investments’ assets and places certain limitations on distributions and redemptions of equity interests. As of December 31, 2011 and 2010, the Company was in compliance with all covenants.

The weighted average interest rate on the notes is 6.46% over the remaining life of the notes.

(11)	Common Stock

All shares of Class A Common Stock and Class B Common Stock are identical and entitle the holders to the same rights and privileges, including dividend rights and liquidity rights, unless otherwise required by law. However, the holders of Class B Common Stock possess super-voting rights in the Company of 97.5%.

(12)	Profit Sharing Plan

The Company contributes to a defined contribution profit sharing plan (the PSP Plan) covering substantially all employees. Contributions to the PSP Plan are at the discretion of the Company and include discretionary profit sharing and matching components. For the years ended December 31, 2011, 2010 and 2009, the Company recorded expense for the contributions to the PSP Plan in the amounts of $3.5 million, $3.8 million and $3.6 million, respectively. This expense is included in employee compensation and benefits on the consolidated statements of operations.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(13)	Stock Based Compensation

Certain employees of the Company receive stock based compensation comprised of RSUs and stock options under the Company’s incentive compensation plan, which is designed to retain key employees. A total of 10,000,000 shares of CAM’s common stock may be granted under the plan. Historically, RSUs have been settled with newly issued shares so that no cash was used by the Company to settle awards; however, the Company may also use treasury shares upon the exercise of stock options and upon conversion of RSUs.

RSUs entitle each recipient to receive a share of Class A common stock and a dividend equivalent to the actual dividends declared on CAM’s Class A common stock. RSUs are granted with no strike price and, therefore, the Company receives no proceeds when the RSUs vest. These awards, including accrued dividends, vest at the end of the restriction period, generally not to exceed six years after the grant date, and are expensed on a straight line basis over this period. For the years ended December 31, 2011, 2010 and 2009, 538,297 RSUs, 529,161 RSUs and 705,224 RSUs with an estimated fair value of $7.1 million, $6.7 million and $5.8 million, respectively, were awarded to employees of the Company in accordance with the provisions of the plan. A summary of the RSU activity follows:

	Number Of Shares	Weighted Average Fair Value of RSUs Granted

Outstanding at December 31, 2008	1,043,081	$22.96
Granted	705,224	8.21
Forfeited	(24,951)	17.58
Exercised upon vesting	(203,693)	19.51
Outstanding at December 31, 2009	1,519,661	16.67
Granted	529,161	12.69
Forfeited	(52,370)	14.48
Exercised upon vesting	(367,532)	15.94
Outstanding at December 31, 2010	1,628,920	15.61
Granted	538,297	13.21
Forfeited	(102,851)	13.06
Exercised upon vesting	(245,629)	17.81
Outstanding at December 31, 2011	1,818,737	14.75

Converted during the year ended December 31:
2009	170,896	$19.51
2010	273,734	15.94
2011	184,440	17.04

As of December 31, 2011, the Company had 1,818,737 RSUs outstanding with a weighted average remaining contractual life of 3.9 years and an aggregate intrinsic value of $22.8 million. The weighted average fair value of RSUs at the date of grant for the years ended December 31, 2011, 2010 and 2009 was $13.21, $12.69 and $8.21 per share, respectively. The aggregate intrinsic value and the fair value of RSUs that vested and were exercised during 2011, 2010 and 2009 was $4.2 million, $4.4 million and $1.6 million, respectively.

For the years ended December 31, 2011, 2010 and 2009, 245,629 RSUs, 367,532 RSUs and 203,693 RSUs, respectively, were exercised and, after 61,189 RSUs, 93,798 RSUs and 32,797 RSUs, respectively, were withheld for taxes, 184,440 RSUs, 273,734 RSUs and 170,896 RSUs, respectively, were converted, on a one-for-one basis, for shares of CAM’s Class A common stock. The total intrinsic value and the fair value of the converted shares were $3.1 million, $3.3 million and $1.5 million, respectively. The total tax benefit realized in connection with the exercise of the RSUs during 2011, 2010 and 2009 were $356,000, $389,000 and $164,000,

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

respectively, as the Company receives tax benefits equal to the fair value of CAM’s common stock on the exercise date, less the amount attributable to the non-controlling interest.

Stock options entitle each recipient to purchase a share of Class A common stock in exchange for the stated exercise price upon vesting of each award. Under the plan, the exercise price of each option, which has a 10-year life, equals the market price of the Company’s stock on the date of grant. No awards were granted during the years ended December 31, 2011, 2010 and 2009.

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

Summarized information on the Company’s outstanding stock options at December 31, 2011 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Average Remaining Contractual Life	Weighted Average Option Price	Number of Shares	Weighted Average Option Price

$17.80	175,688	4.9	$17.80	74,074	$17.80
$18.00 - $29.11	1,906,776	4.7	22.11	876,487	22.44
$35.43	262,599	4.1	35.43	175,066	35.43
	2,345,063	4.6	23.28	1,125,627	24.15

The outstanding options do not have an intrinsic value as the exercise price exceeded the market value.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of the stock option activity is as follows:

	Number Of Shares	Weighted Average Exercise Price

Outstanding at December 31, 2008	2,588,326	$24.01
Granted	—	—
Stock options exchanged, net	(66,835)	28.60
Forfeited	(51,210)	21.18
Exercised	—	—
Outstanding at December 31, 2009	2,470,281	23.08
Granted	—	—
Forfeited	(58,415)	19.43
Exercised	—	—
Outstanding at December 31, 2010	2,411,866	23.17
Granted	—	—
Forfeited	(66,803)	19.43
Exercised	—	—
Outstanding at December 31, 2011	2,345,063	23.28

Exercisable at December 31:
2009	425,426	$20.09
2010	779,191	22.24
2011	1,125,627	24.15

For the years ended December 31, 2011, 2010 and 2009 compensation expense recorded in connection with the RSUs and stock options was $7.8 million, $9.1 million and $8.6 million, respectively, of which $1.7 million, $2.0 million and $1.9 million, respectively, was credited as additional paid-in capital. For the years ended December 31, 2011, 2010 and 2009 the amount of deferred tax asset created was $634,000, $731,000 and $686,000, respectively. As of December 31, 2011, $16.2 million of total unrecognized compensation expense related to unvested stock option and RSU awards is expected to be recognized over a weighted-average service period of 3.5 years.

(14)	Non-Operating Income (Loss)

Non-operating income (loss) was comprised of the following components for the years ended December 31, 2011, 2010 and 2009:

(in thousands)	2011	2010	2009

Interest income	$289	$379	$737
Interest expense	(6,650)	(7,801)	(7,801)
Net interest expense	(6,361)	(7,422)	(7,064)

Investment income (loss)	17,617	24,296	(2,511)
Dividend income	4,605	4,390	4,432
Miscellaneous other income	198	398	233
Investment and other income	22,420	29,084	2,154

Non-operating income (loss)	$16,059	$21,662	$(4,910)

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(15)	Income Taxes

The income tax provision for the years ended December 31, 2011, 2010 and 2009 consists of the following:

(in thousands)	2011	2010	2009

Current:
Federal	$3,527	$1,946	$773
State:
CAM portion	458	314	189
Calamos Interests portion	570	517	331
Total current income taxes	4,555	2,777	1,293

Deferred:
Federal	12,713	8,861	6,059
State	1,229	737	527
Total deferred income taxes	13,942	9,598	6,586
Total income tax provision	$18,497	$12,375	$7,879

Calamos Investments is subject to certain income-based state taxes; therefore, income tax provision reflects not only the portion attributed to CAM stockholders but also a portion of income tax provision attributable to non-controlling interests.

The Company files income tax returns in federal, states and foreign tax jurisdictions. The Company is subject to U.S. federal, state and local examinations by tax authorities for years 2004-2006 and 2008-2011. The Internal Revenue Service (IRS) completed its examination of the Company’s U.S. income tax returns for years 2004, 2005 and 2006 in the third quarter of 2008. The IRS proposed adjustments that increased Calamos Investments’ taxable income by $1.3 million (plus additional amounts asserted by the IRS as interest and penalties), approximately 23% of which were attributed to CAM. The proposed IRS adjustments attributable to CAM were agreed upon and recorded as a current tax expense in 2009. Calamos Investments’ proposed penalties are currently under appeal.

The IRS completed its examination of the Company’s U.S. income tax returns for 2008 in the third quarter of 2010. The IRS proposed adjustments that increased Calamos Investments’ taxable income by $586,000 (plus interest asserted by the IRS), approximately 21% of which were attributed to CAM. The proposed IRS adjustments attributable to CAM were agreed upon and recorded as a current tax expense in 2010. The Company is currently under examination by the IRS for years 2009 and 2010.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table reconciles the statutory federal income tax rate to the effective income tax rate for the years ended December 31, 2011, 2010 and 2009, respectively.

	2011	2010	2009

Statutory U.S. federal income tax rate	35.0%	34.0%	34.0%
State income taxes, net of federal tax benefits	2.0%	1.9%	2.0%
Other non-deductible items	0.3%	0.3%	0.4%
Calamos Investments’ state income taxes	2.1%	2.0%	1.5%
Impact deferred tax assets valuation allowance	15.3%	—	—
Impact on net deferred tax assets from change in statutory income tax rate	—	0.8%	0.9%
Effective income tax rate	54.7%	39.0%	38.8%
Calamos Interests state income taxes	(1.7%)	(1.7%)	(1.0%)
CAM effective income tax rate	53.0%	37.3%	37.8%

Deferred income taxes reflect the expected future tax consequences of temporary differences between carrying amounts and tax bases of the Company’s assets and liabilities. The significant components of deferred income taxes at December 31, 2011 and 2010 are as follows:

(in thousands)	2011	2010

Deferred tax assets:
Intangible assets	$58,202	$66,116
Capital loss carryforward	10,229	11,058
Valuation allowance	(5,200)	—
Unrealized net holding losses on investments of available-for-sale securities	169	—
Other	3,340	3,412
Total deferred tax assets	66,740	80,586

Deferred tax liabilities:
Unrealized net holding gains on investments of available-for-sale securities	—	3,571
Deferred sales commission	459	706
Other	763	592
Total deferred tax liabilities	1,222	4,869
Net deferred tax assets	$65,518	$75,717

Deferred tax assets and liabilities are reflected on the Company’s consolidated statements of financial condition as net deferred tax assets. The current and non-current portions of the net deferred tax asset were $8.8 million and $56.7 million, respectively, at December 31, 2011 and $8.8 million and $67.0 million, respectively, at December 31, 2010.

As of December 31, 2011, the Company’s net deferred income tax asset attributable to intangible assets was $58.2 million, which is being amortized and creating a tax benefit of $7.9 million per year over 15 years expiring during 2019. This deferred income tax asset was created as a result of the Company purchasing 20,000,000 membership units from CFP in 2004, whereby the Company made an election under Section 754 of the Internal Revenue Code to mark-to-market all qualified assets that it purchased, of which 17,000,000 qualified for the stepped-up in basis. Most of the assets receiving the stepped-up basis for tax purposes are in the form of intangible assets, such as management contracts, distribution contracts and intellectual property.

As of December 31, 2011, the Company’s capital loss carryforward was $27.6 million, of which $21.8 million will expire in 2013 and $5.8 million will expire in 2014, if not used before the expiration dates. As of December 31, 2011, the Company’s valuation allowance on this deferred tax assets was $5.2 million, which was recorded during 2011. There was no valuation allowance as of December 31, 2010.

As of December 31, 2011, the Company had no material unrecognized tax benefits and it does not anticipate any unrecognized tax benefits arising in the next 12 months that would result in a material change to its financial position. A reconciliation is not provided, as the beginning and ending amounts of unrecognized benefits are zero with no interim additions, reductions or settlements.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(16)	Earnings Per Share

The following table reflects the calculation of basic and diluted earnings per share:

(in thousands, except per share amounts)	2011	2010	2009

Earnings per share – basic:
Earnings available to common shareholders	$15,870	$19,928	$12,424
Weighted average shares outstanding	20,104	19,885	19,626
Earnings per share – basic	$0.79	$1.00	$0.63

Earnings per share – diluted:
Earnings available to common shareholders	$15,870	$19,928	$12,424

Weighted average shares outstanding	20,104	19,885	19,626
Dilutive impact of restricted stock units	508	303	328
Weighted average shares outstanding	20,612	20,188	19,954
Earnings per share – diluted	$0.77	$0.99	$0.62

When dilutive, diluted shares outstanding for 2011, 2010 and 2009 are calculated (a) assuming that Calamos Interests exchanged all of their ownership interest in Calamos Investments and their CAM Class B common stock for shares of CAM’s Class A common stock (the Exchange) and (b) including the effect of outstanding dilutive equity incentive compensation awards. As of December 31, 2011, 2010 and 2009, the impact of the Exchange was anti-dilutive and, therefore, excluded from the calculation of diluted earnings per share.

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

The shares issued upon Exchange as presented are estimated solely on the formula as described in the Schedule 14C that does not necessarily reflect all inputs used in a fair valuation. It is critical to note that this formula does not incorporate certain economic factors and as such, in the event of an actual Exchange, the majority of the Company’s independent directors may determine the fair market value of CAM’s net assets and its ownership in Calamos Investments. For example, premiums and/or discounts for control and marketability as well as a different discount rate for future cash flows may be applied. Therefore, the directors’ valuation may result in the actual number of shares being materially different from the shares presented. Further, based upon currently available information, the Company believes it is extremely remote that any Exchange would transpire without a fair market valuation of CAM’s net assets and an agreement by Calamos Interests to Exchange, based upon that fair market valuation.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table shows the number of shares which were excluded from the computation of diluted earnings per share as they were anti-dilutive:

	2011	2010	2009
Exchange of Calamos Interests’ ownership in Calamos Investments for shares of Class A common stock	43,360,855	47,527,952	47,923,822
Restricted stock units	-	49,418	897,064
Stock options	2,345,063	2,411,866	2,472,381
Total	45,705,918	49,989,236	51,293,267

The maximum number of shares of Class A common stock that could be issued to the Calamos Interests upon exchange is 71,931,712 at December 31, 2011.

(17)	Commitments and Contingencies

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

The Company leases office space and computer equipment under long-term operating leases expiring at various dates through fiscal year 2025. For years ended December 31, 2011, 2010 and 2009 lease expenses were $5.0 million, 4.9 million and $4.9 million, respectively. As of December 31, 2011, the Company’s aggregate future minimum payments for operating leases having initial or non-cancelable terms greater than one year were payable as follows:

(in thousands)	Minimum Payments

Year ended December 31:
2012	$4,984
2013	4,489
2014	4,566
2015	4,222
2016	4,119
Thereafter	39,927
Total minimum lease payments	$62,307

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(18)	Regulatory and Net Capital Requirements

As a broker-dealer, CFS is subject to the Securities and Exchange Commission’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, and requires that the ratio of aggregate indebtedness to net capital (net capital ratio), as defined, shall not exceed 15 to 1. As of December 31, 2011 and 2010, the net capital, the excess of the required net capital and the net capital ratio were as follows:

(Dollars in thousands)	2011	2010

Net capital	$6,512	$9,698
Excess of required net capital	$5,447	$8,527
Net capital ratio	2.45 : 1.0	1.81 : 1.0

CFS is not required to compute the Reserve Requirements under Exhibit A of Rule 15c3-3(k)(2)(i) or to include Information Relating to the Possession or Control Requirements under Rule 15c3-3, because the Registrant operates primarily with the purpose of distributing open-end fund shares and does not hold customer funds or safekeep customer securities.

(19)	Concentration Risk

For the years ended December 31, 2011, 2010 and 2009, the percentage of revenues derived from services provided to two Company-sponsored open-end funds, the Calamos Growth Fund and the Calamos Growth and Income Fund, were as follows:

	2011	2010	2009

Calamos Growth Fund	29%	31%	34%
Calamos Growth and Income Fund	14%	14%	15%

(20) Quarterly Financial Information (Unaudited)

	As of or for the Quarter Ended
	2011				2010
	Dec. 31	Sept. 30	June 30	March 31	Dec. 31	Sept. 30	June 30	March 31
(in millions)
Assets under management	$32,777	$31,777	$37,352	$37,961	$35,414	$32,564	$29,913	$32,963

in thousands, except share data)
Total revenue	$82,366	$86,483	$92,924	$90,548	$86,024	$78,419	$80,466	$81,130
Total operating expenses	51,411	53,752	53,576	53,233	50,307	47,808	50,811	50,612
Operating income	$30,955	$32,731	$39,348	$37,315	$35,717	$30,611	$29,655	$30,518

Net income attributable to CAM	$(64)	$4,609	$6,693	$4,632	$5,754	$4,693	$4,670	$4,811

Diluted earnings per share	$0.00	$0.22	$0.32	$0.23	$0.28	$0.23	$0.23	$0.24
Diluted shares outstanding	20,709,703	20,636,776	20,614,941	20,478,456	20,428,635	20,143,747	20,201,608	20,122,940

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(21)	Recently Issued Accounting Pronouncements

We have reviewed all newly issued accounting pronouncements that are applicable to our business and to the preparation of our consolidated financial statements, including those not yet required to be adopted. We do not believe any such pronouncements will have a material effect on the Company’s financial position or results of operations. Accounting guidance that have not yet become effective with respect to our consolidated financial statements are described below:

In December 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance that requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This guidance is effective for annual and interim periods beginning on or after January 1, 2013. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. Our effective date is January 1, 2013. The adoption of this guidance is not expected to have a material impact on our financial position or results of operations.

In June 2011, the FASB issued new guidance that requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. An entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. This guidance is effective for interim and annual periods beginning on or after December 15, 2011, applied prospectively. Our effective date is January 1, 2012. The adoption of this guidance is not expected to have a material impact on our financial position or results of operations.

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

ITEM 9B. OTHER INFORMATION

2012 Annual Meeting of Stockholders

Our 2012 Annual Meeting of Stockholders will be held on or about June 1, 2012 at our main offices, 2020 Calamos Court, Naperville, Illinois 60563. The deadlines for director nominations and for stockholder proposals, whether or not for inclusion in our proxy statement submitted pursuant to Rule 14a-8 under the Exchange Act, remain unchanged.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Management	Directors

John P. Calamos, Sr. Chairman, Chief Executive Officer and Co-Chief Investment Officer	John P. Calamos, Sr. Chairman, Chief Executive Officer and Co-Chief Investment Officer

Nick P. Calamos President of Investments and Co-Chief Investment Officer	Nick P. Calamos President of Investments and Co-Chief Investment Officer

James J. Boyne Executive Vice President and Chief Operating Officer	G. Bradford Bulkley Founder Bulkley Capital, L.P.

Nimish S. Bhatt Senior Vice President and Chief Financial Officer	Thomas F. Eggers Former Chief Executive Office The Dreyfus Corporation

Randall T. Zipfel Senior Vice President and Chief Administrative Officer	Mitchell S. Feiger President and Chief Executive Officer MB Financial, Inc.

Richard W. Gilbert President Gilbert Communications, Inc.

Arthur L. Knight Private Investor and Business Consultant Former President and Chief Executive Officer Morgan Products, Ltd.

Additional information regarding the Directors, Executive Officers and Corporate Governance of the Company and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference from our definitive proxy statement for our 2012 Annual Meeting of Stockholders (the “Proxy Statement”).

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

ITEM 11. EXECUTIVE COMPENSATION

Information required for this Item is incorporated herein by reference to the registrant’s proxy statement for its annual meeting of stockholders on or about June 1, 2012.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required for this Item is incorporated herein by reference to the registrant’s proxy statement for its annual meeting of stockholders on or about June 1, 2012.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required for this Item is incorporated herein by reference to the registrant’s proxy statement for its annual meeting of stockholders on or about June 1, 2012.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required for this Item is incorporated herein by reference to the registrant’s proxy statement for its annual meeting of stockholders on or about June 1, 2012.

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

4.3
Note Purchase Agreement, dated as of July 13, 2007, by and among Calamos Investments LLC (formerly with Calamos Holdings LLC) and various institutional investors (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2007).

4.4
Waiver and First Amendment to 2007 Note Purchase Agreement, dated as of December 22, 2008, between Calamos Investments LLC and various institutional investors (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2008).

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

10.8
Contribution Agreement between the Registrant and Calamos Investments LLC (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 3, 2004).

10.9
Tax Indemnity Agreement among the Registrant, Calamos Family Partners, Inc. and Calamos Investments LLC (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 3, 2004).

10.10
Fourth Amended and Restated Limited Liability Company Agreement of Calamos Investments LLC by and among Calamos Family Partners, Inc., John P. Calamos, Sr. and the Registrant (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2010).

10.11
Management Services and Resources Agreement by and among the Registrant, Calamos Family Partners, Inc. and Calamos Property Holdings LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2007).

10.12
Lease Agreement between 2020 Calamos Court LLC and Calamos Investments LLC (incorporated by reference to Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 2005).

10.13
Lease Agreement between CityGate Centre I LLC and Calamos Investments LLC (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2007).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 12, 2012.

CALAMOS ASSET MANAGEMENT, INC.
By: /s/ Nimish S. Bhatt
Name: Nimish S. Bhatt
Title: Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John P. Calamos, Sr. John P. Calamos, Sr.	Chairman of the Board, Chief Executive Officer and Co-Chief Investment Officer (Principal Executive Officer)	March 12, 2012

/s/Nimish S. Bhatt Nimish S. Bhatt	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)	March 12, 2012

/s/ Nick P. Calamos Nick P. Calamos	President of Investments and Co-Chief Investment Officer, Director	March 12, 2012

/s/ G. Bradford Bulkley G. Bradford Bulkley	Director	March 12, 2012

/s/ Thomas F. Eggers Thomas F. Eggers	Director	March 12, 2012

/s/ Mitchell S. Feiger Mitchell S. Feiger	Director	March 12, 2012

/s/ Richard W. Gilbert Richard W. Gilbert	Director	March 12, 2012

/s/ Arthur L. Knight Arthur L. Knight	Director	March 12, 2012