Form 10-Q
period 2012-03-31
Calamos Asset Management, Inc. /DE/
filed 2012-05-09
CIK 1299033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-Q
________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2012

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

At April 30, 2012, the company had 20,336,112 shares of Class A common stock and 100 shares of Class B common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share data)

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$98,084	$102,166
Receivables:
Affiliates and affiliated funds	20,586	18,492
Customers	11,248	10,035
Investment securities	331,982	318,496
Derivative assets	69	1,018
Partnership investments, net	36,463	33,056
Prepaid expenses	3,948	2,964
Deferred tax assets, net	8,216	8,811
Other current assets	1,294	934
Total current assets	511,890	495,972
Non-current assets:
Deferred tax assets, net	54,001	56,707
Deferred sales commissions	4,695	5,444
Property and equipment, net of accumulated depreciation ($54,253 at March 31, 2012 and $52,833 at December 31, 2011)	21,665	22,865
Other non-current assets	758	870
Total non-current assets	81,119	85,886
Total assets	$593,009	$581,858
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current liabilities:
Distribution fees payable	$15,836	$15,860
Accrued compensation and benefits	8,427	23,681
Interest payable	1,240	2,729
Derivative liabilities	2,604	3,844
Accrued expenses and other current liabilities	6,048	5,631
Total current liabilities	34,155	51,745
Long-term liabilities:
Long-term debt	92,115	92,115
Deferred rent	9,400	9,423
Dividend payables on restricted stock units	763	781
Total long-term liabilities	102,278	102,319
Total liabilities	136,433	154,064
STOCKHOLDERS’ EQUITY
Class A common stock, $0.01 par value; authorized 600,000,000 shares; 24,336,112 shares issued and 20,336,112 shares outstanding at March 31, 2012; 24,126,757 shares issued and 20,126,757 shares outstanding at December 31, 2011	243	241
Class B common stock, $0.01 par value; authorized 1,000 shares; 100 shares issued and outstanding at March 31, 2012 and December 31, 2011	0	0
Additional paid-in capital	214,990	214,102
Retained earnings	73,055	67,991
Accumulated other comprehensive loss	(139)	(527)
Treasury stock at cost; 4,000,000 shares at March 31, 2012 and December 31, 2011	(95,215)	(95,215)
Calamos Asset Management, Inc. stockholders’ equity	192,934	186,592
Non-controlling interest in Calamos Investments LLC (Calamos Interests)	250,001	229,168
Non-controlling interest in partnership investments	13,641	12,034
Total non-controlling interest	263,642	241,202
Total stockholders’ equity	456,576	427,794
Total liabilities and stockholders’ equity	$593,009	$581,858

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2012 and 2011
(in thousands, except share data)
(unaudited)

	2012	2011
REVENUES
Investment management fees	$65,987	$67,608
Distribution and underwriting fees	18,506	22,112
Other	783	828
Total revenues	85,276	90,548
EXPENSES
Employee compensation and benefits	22,203	20,632
Distribution expenses	16,072	18,233
Amortization of deferred sales commissions	1,409	1,748
Marketing and sales promotion	4,426	3,439
General and administrative	10,113	9,181
Total operating expenses	54,223	53,233
Operating income	31,053	37,315
NON-OPERATING INCOME (LOSS)
Net interest expense	(1,416)	(1,895)
Investment and other income (loss)	23,070	(1,627)
Total non-operating income (loss)	21,654	(3,522)
Income before income tax provision	52,707	33,793
Income tax provision	4,284	2,907
Net income	48,423	30,886
Net income attributable to non-controlling interest in Calamos Investments LLC (Calamos Interests)	(39,778)	(26,249)
Net income attributable to non-controlling interest in partnership investments	(1,606)	(5)
Net income attributable to Calamos Asset Management, Inc.	$7,039	$4,632
Earnings per share:
Basic	$0.35	$0.23
Diluted	$0.34	$0.23
Weighted average shares outstanding:
Basic	20,233,205	20,035,394
Diluted	20,650,379	20,478,456
Cash dividends per share	$0.095	$0.095

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three Months Ended March 31, 2012 and 2011
(in thousands)
(unaudited)

	2012	2011

Net Income	$48,423	$30,886
Other comprehensive income, before tax provision
Unrealized gains on available-for-sale securities:
Changes in unrealized gains	23,387	15,544
Reclassification adjustment for gains included in net income	(20,574)	(1,665)
Other comprehensive income, before tax provision	2,813	13,879
Income tax provision related to other comprehensive income	228	1,148
Other comprehensive income, after tax provision	2,585	12,731
Comprehensive income	51,008	43,617

Comprehensive income attributable to non-controlling interest in Calamos Investments LLC (Calamos Interests)	(41,985)	(37,096)
Comprehensive income attributable to non-controlling interest in partnership investment	(1,606)	(5)
Comprehensive income attributable to Calamos Asset Management, Inc.	$7,417	$6,516

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2012
(in thousands)
(unaudited)

	CALAMOS ASSET MANAGEMENT, INC. STOCKHOLDERS					Non- controlling interest in Calamos	Non-
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Investments LLC (Calamos Interests)	controlling interest in partnership investments	Total
Balance at Dec. 31, 2011	$241	$214,102	$67,991	$(527)	$(95,215)	$229,168	$12,034	$427,794
Net income	—	—	7,039	—	—	39,778	1,606	48,423
Changes in unrealized gains on available-for- sale securities, net of income taxes	—	—	—	3,235	—	18,245	—	21,480
Reclassification adjustment for realized gains on available-for-sale securities included in income, net of income taxes	—	—	—	(2,857)	—	(16,038)	—	(18,895)
Issuance of common stock (209,355 Class A common shares)	2	(2)	—	—	—	—	—	—
Cumulative impact of changes in ownership of Calamos Investments LLC	—	415	(5)	10	—	(1,366)	1	(945)
Compensation expense recognized under stock incentive plans	—	475	—	—	—	1,687	—	2,162
Dividend equivalent accrued under stock incentive plans	—	—	(38)	—	—	(134)	—	(172)
Distribution to non-controlling interests	—	—	—	—	—	(21,339)	—	(21,339)
Dividends declared	—	—	(1,932)	—	—	—	—	(1,932)
Balance at March 31, 2012	$243	$214,990	$73,055	$(139)	$(95,215)	$250,001	$13,641	$456,576

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2012 and 2011
(in thousands)
(unaudited)

	2012	2011
Cash and cash equivalents at beginning of period	$102,166	$82,870
Cash flows from operating activities:
Net income	48,423	30,886
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	1,409	1,748
Other depreciation and amortization	1,435	1,480
Deferred rent, net	(23)	9
Change in unrealized appreciation on CFS securities, derivative assets, derivative liabilities and partnership investments, net	(3,059)	(3,274)
Net realized (gain) loss on sale of investment securities, derivative assets and derivative liabilities	(17,502)	5,769
Deferred taxes	2,990	1,565
Stock based compensation	2,162	1,880
Employee taxes paid on vesting under stock incentive plans	(862)	(1,031)
Increase in assets:
Receivables:
Affiliates and affiliated funds, net	(2,094)	(1,996)
Customers	(1,213)	(844)
Deferred sales commissions	(660)	(1,250)
Other assets	(1,247)	(1,922)
Increase (decrease) in liabilities:
Distribution fees payable	(24)	451
Accrued compensation and benefits	(15,254)	(12,642)
Accrued expenses and other liabilities	(1,179)	137
Net cash provided by operating activities	13,302	20,966
Cash flows provided by (used in) investing activities:
Net additions to property and equipment	(220)	(626)
Purchase of investment securities	(260,288)	(30,823)
Proceeds from sale of investment securities	276,516	12,106
Net purchases of derivatives	(8,400)	(9,381)
Net changes in partnership investments	(1,638)	18,571
Net cash provided by (used in) investing activities	5,970	(10,153)
Cash flows used in financing activities:
Net proceeds from margin loans	-	6,875
Deferred tax (expense) benefit on vesting under stock incentive plans	(83)	4
Distributions paid to non-controlling interests	(21,339)	(20,110)
Cash dividends paid to common stockholders	(1,932)	(1,912)
Net cash used in financing activities	(23,354)	(15,143)
Net decrease in cash	(4,082)	(4,330)
Cash and cash equivalents at end of period	$98,084	$78,540
Supplemental disclosure of cash flow information:
Cash paid for:
Income taxes, net	$1,633	$1,266
Interest	$2,977	$2,977

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1) Organization and Description of Business

Calamos Asset Management, Inc. (CAM) is a holding company and as of March 31, 2012 owned 22% of Calamos Investments LLC (Calamos Investments). CAM, together with Calamos Investments and Calamos Investments’ subsidiaries (the Company), operates the investment advisory and distribution services businesses reported within these consolidated financial statements. CAM operates and controls all of the business and affairs of Calamos Investments and, as a result of this control, consolidates the financial results of Calamos Investments with its own financial results. The remaining 78% ownership interest in Calamos Investments is held by Calamos Family Partners, Inc. (CFP), a Delaware corporation, and John P. Calamos, Sr. the Chairman, Chief Executive Officer and Co-Chief Investment Officer of CAM. CFP and John P. Calamos, Sr. (collectively Calamos Interests), ownership interest, in accordance with applicable accounting guidance, is reflected and referred to within these consolidated financial statements as “non-controlling interests in Calamos Investments LLC”. As shown in the diagram below, CFP also owns all of CAM’s outstanding Class B common stock, which represents 97.5% of the combined voting power of all classes of CAM’s voting stock. The graphic below illustrates our organizational and ownership structure as of March 31, 2012:

Calamos Family Partners, Inc.
Public Stockholders
Class B Common Stock, 97.5% Combined Voting Interest (less than 1% Economic Interest)
Class A Common Stock, 2.5% Combined Voting Interest (greater than 99% Economic Interest)(2)
78% Economic Interest(1)
Calamos Asset Management, Inc. NASDAQ: CLMS (Holding Company)
22% Economic Interest
Calamos Investments LLC
Calamos Financial Services LLC (U.S. Distributor)
Calamos Advisors LLC and Calamos Wealth Management LLC (U.S. Investment Advisors)
Calamos Investments LLP(3) (U.K. Investment Advisor and Distributor)

_________________

(1)	Represents combined economic interest of Calamos Family Partners, Inc. and John P. Calamos, Sr. who is also a member of Calamos Investments LLC.
(2)
Represents combined economic interest of all public stockholders, including John P. Calamos, Sr., Nick Calamos and John P. Calamos, Jr.’s combined 7.93% ownership interest of Class A common stock. The calculation of ownership interest includes vested stock options.

(3)	As of May 2, 2012, Calamos International LLP name changed to Calamos Investments LLP.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

The Company primarily provides investment advisory services to individuals and institutional investors through a series of investment products that include open-end and closed-end funds (Funds), separate accounts, offshore funds and partnerships. The subsidiaries through which the Company provides these services include: Calamos Advisors LLC (CAL), a Delaware limited liability company and registered investment advisor; Calamos Financial Services LLC (CFS), a Delaware limited liability company and registered broker-dealer; Calamos Wealth Management LLC, a Delaware limited liability company and registered investment advisor; and Calamos Investments LLP, a United Kingdom limited liability partnership, registered investment advisor with the Financial Services Authority in the United Kingdom, and a global distributor of our offshore funds and Company products. For reporting purposes, our offshore funds are reported in open-end funds.

(2) Basis of Presentation

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

The consolidated financial statements as of March 31, 2012 and for the three months ended March 31, 2012 and 2011 have not been audited by the Company’s independent registered public accounting firm. In the opinion of management, these statements contain all adjustments, including those of a normal recurring nature, necessary for fair presentation of the financial condition and results of operations. The results for the interim periods presented are not necessarily indicative of the results to be obtained for a full fiscal year. This Form 10-Q filing should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The Company consolidates investments in which the Company’s ownership exceeds 50% or in which the Company operates and controls the business and affairs of the entity. As such, the consolidated financial statements include the financial statements of CAM, Calamos Investments and Calamos Investments’ wholly- and majority-owned subsidiaries, and as of December 31, 2011 Calamos International Growth Fund LP. All significant intercompany balances and transactions have been eliminated.

The Calamos Interests’ combined 78% and 78.1% interest in Calamos Investments as of March 31, 2012 and December 31, 2011, respectively, is represented as a non-controlling interest in Calamos Investments LLC in the Company’s consolidated financial statements. Non-controlling interest in Calamos Investments is derived by multiplying the historical equity of Calamos Investments by the Calamos Interests’ aggregate ownership percentage for the periods presented. Issuances and repurchases of CAM’s common stock results in changes in CAM’s ownership percentage and to the non-controlling interests’ ownership percentage of Calamos Investments with resulting changes reflected in the consolidated statements of changes in stockholders’ equity. Income is allocated based on the average ownership interest during the period in which the income is earned.

CAL is the general partner and controls the operations of Calamos International Growth Fund LP, thus the Company consolidated the results of the partnership into its consolidated financial results. The combined interests of this partnership not owned by the Company, is presented as non-controlling interest in partnership investments in the Company’s consolidated financial statements.

The assets and liabilities of Calamos International Growth Fund LP are presented on a net basis within partnership investments, net in the consolidated statements of financial condition, the net income is included in investment and other income in the consolidated statements of operations, and the change in partnership investments is included in the net changes in partnership investments in the consolidated statements of cash flows. Calamos International Growth Fund LP is presented on a net basis in order to provide more clarity to the financial position and results of the core operations of the Company. The underlying assets and liabilities that are being consolidated are described in Note 5.

The Company holds non-controlling interests in certain other partnership investments that are included in partnership investments, net in the consolidated statements of financial condition. These other partnership investments are accounted for under the equity method.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

(3) Investment Securities

As a registered broker-dealer, CFS is required to carry all investment securities it owns at fair value and record all changes in fair value in current earnings. As such, unrealized gains and losses on CFS securities, as well as realized gains and losses on all investment securities, are included in investment and other income (loss) in the consolidated statements of operations. The following table provides a summary of investment securities owned as of March 31, 2012 and December 31, 2011:

	March 31, 2012
(in thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
Funds
Equity	$192,890	$4,652	$(2,310)	$195,232
Fixed income	89,085	180	(1,775)	87,490
Low-volatility equity	43,579	166	(24)	43,721
Other	1,710	65	(229)	1,546
Total available-for-sale securities	$327,264	$5,063	$(4,338)	$327,989
CFS securities:
Funds
Equity	$3,004	$852	$—	$3,856
Common Stock	55	82	—	137
Total CFS securities	$3,059	$934	$—	$3,993
Total investment securities				$331,982

	December 31, 2011
(in thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
Funds
Equity	$179,459	$8,700	$(15,046)	$173,113
Fixed income	88,329	14	(4,566)	83,777
Low-volatility equity	47,581	9,803	(671)	56,713
Other	1,683	28	(350)	1,361
Total available-for-sale securities	$317,052	$18,545	$(20,633)	$314,964
CFS securities:
Funds
Equity	$3,004	$399	$—	$3,403
Common Stock	55	74	—	129
Total CFS securities	$3,059	$473	$—	$3,532
Total investment securities				$318,496

Of the $331.8 million and $318.4 million investments in Funds at March 31, 2012 and December 31, 2011, respectively, $286.5 million and $276.1 million were invested in affiliated funds.

The aggregate fair value of available-for-sale investment securities that were in an unrealized loss position at March 31, 2012 and December 31, 2011 was $172.3 million and $252.2 million, respectively. As of March 31, 2012, the cumulative losses on securities that had been in a continuous loss position for 12 months or longer were immaterial.

At March 31, 2012 and December 31, 2011, the Company believes that the unrealized losses attributed to its fund investments are only temporary in nature, as these losses are a result of short-term declines in the net asset value of the funds. Further, the Company has the intent and ability to hold these securities for a period of time sufficient to allow for recovery of the market value.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

The table below summarizes information on available-for-sale securities as well as unrealized gains on CFS Securities for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
(in thousands)	2012	2011
Available-for-sale securities:
Proceeds from sale	$276,516	$12,106
Gross realized gains on sales	26,440	1,737
CFS securities:
Unrealized gains	$461	$603

The table below summarizes the tax (provision) benefit on unrealized gains and gains reclassified out of accumulated other comprehensive income on available-for-sale securities for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31, 2012
(in thousands)	Before-Tax Amount	Tax (Provision) Benefit	After-Tax Amount
Available-for-sale securities:
Changes in unrealized gains	$23,387	$(1,907)	$21,480
Reclassification adjustment for realized gains included in income	(20,574)	1,679	(18,895)
Other comprehensive income	$2,813	$(228)	$2,585

	Three Months Ended March 31, 2011
(in thousands)	Before-Tax Amount	Tax (Provision) Benefit	After-Tax Amount
Available-for-sale securities:
Changes in unrealized gains	$15,544	$(1,284)	$14,260
Reclassification adjustment for realized gains included in income	(1,665)	136	(1,529)
Other comprehensive income	$13,879	$(1,148)	$12,731

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

(4) Derivative Assets and Liabilities

In order to reduce the volatility equity markets have on the fair value of the Company’s corporate investment portfolio and to assist in compliance with its debt covenants, the Company uses exchange traded option contracts as an economic hedge of price changes in its investment securities portfolio. The Company's corporate investment portfolio consists of cash and cash equivalents, investment securities, partnership investments and derivative assets and liabilities. The equity price risk in the investment portfolio is hedged using exchange-traded option contracts that correlate most closely with the change in value of the portfolio being hedged. The use of these option contracts is part of a hedge overlay strategy to minimize downside risk in the hedged portfolio, while participating in a portion of the upside of a market rally. The Company may adjust its hedge position in response to movement and volatility in prices and changes in the composition of the hedged portfolio, but generally is not actively buying and selling contracts.

The fair value of option contracts is reported in derivative assets and derivative liabilities in the consolidated statements of financial condition. Net gains and losses on these contracts are reported in investment and other income (loss) in the consolidated statements of operations with net losses of $8.1 million and $6.1 million for the three months ended March 31, 2012 and 2011, respectively. The Company is using these derivatives for risk management purposes but has not designated the contracts as hedges for accounting purposes.

(5) Partnership Investments

Presented below are the underlying assets and liabilities of Calamos International Growth Fund LP that the Company reports on a net consolidated basis, as well as partnership investments that the Company accounts for under the equity method. These investments are presented collectively as partnership investments, net in its consolidated statements of financial condition as of March 31, 2012 and December 31, 2011.

(in thousands)	March 31, 2012	December 31, 2011
Consolidated partnership:
Securities owned	$13,608	$11,471
Cash and cash equivalents	207	651
Other current assets	251	64
Accrued expenses and other current liabilities	(398)	(127)
Total	13,668	12,059
Equity method investment in partnerships	22,795	20,997
Partnership investments, net	$36,463	$33,056

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

6) Fair Value Measurements

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

The following tables provide the hierarchy of inputs used to derive the fair value of the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011, respectively. Foreign currency contracts are presented on a net basis where the right of offset exists, and no impact of these positions exists for either period presented.

		Fair Value Measurements Using
(in thousands) Description	March 31, 2012	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)
Cash and cash equivalents
Money market funds	$2,235	$2,235	$—
Investment securities (Note 3)
Funds
Equity	199,088	199,088	—
Fixed income	87,490	87,490	—
Low-volatility equity	43,721	43,721	—
Other	1,546	1,546	—
Total Funds	331,845	331,845	—
Common stock	137	137	—
Investment securities	331,982	331,982	—

Derivative assets (Note 4)
Exchange-traded put option contracts	69	69	—

Derivative liabilities (Note 4)
Exchange-traded call option contracts	(2,604)	(2,604)	—

Securities owned by the partnership (Note 5)
Common stocks	13,608	13,543	65
Fixed income	206	—	206
	13,814	13,543	271
Total	$345,496	$345,225	$271

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

		Fair Value Measurements Using
(in thousands) Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)
Cash and cash equivalents
Money market funds	$3,983	$3,983	$—
Investment securities (Note 3)
Funds
Equity	176,516	176,516	—
Fixed income	83,777	83,777	—
Low-volatility equity	56,713	56,713	—
Other	1,361	1,361	—
Total Funds	318,367	318,367	—
Common stock	129	129	—
Investment securities	318,496	318,496	—

Derivative assets (Note 4)
Exchange-traded put option contracts	1,018	1,018	—

Derivative liabilities (Note 4)
Exchange-traded call option contracts	(3,844)	(3,844)	—

Securities owned by the partnership (Note 5)
Common stocks	11,471	11,261	210
Fixed income	626	—	626
	12,097	11,261	836
Securities sold but not yet purchased of the partnership (Note 5)
Common stocks	(72)	(72)	—
Exchange-traded call option contracts	(31)	(31)	—
	(103)	(103)	—
Total	$331,647	$330,811	$836

The fair value of long-term debt, not measured at fair value in the consolidated financial statements, was $109.2 and $109.6 million, respectively at March 31, 2012 and December 31, 2011. The carrying value was $92.1 million at March 31, 2012 and December 31, 2011. These fair value estimates are calculated using discounted cash flows based on the Company’s incremental borrowing rates for the debt and market inputs for similar bonds at the measurement date, and are Level 2 within the fair value hierarchy.

The carrying value of all other financial instruments approximates fair value due to the short maturities of these financial instruments.

(7) Loans Payable

The Company utilizes margin loans for the settlement of call options, as well as an additional source of liquidity. The interest rates that can be charged on margin loans range from 1.75% to 2.50% per annum, based on the Company’s average debt balance and brokerage firm’s lending rate. These loans are due on demand. The Company can borrow up to 70% of its marginable securities on deposit with its brokerage firm. The Company had no margin loan balances outstanding at March 31, 2012 and December 31, 2011.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

(8) Stock Based Compensation

Under the Company’s incentive compensation plan, certain employees of the Company receive stock based compensation comprised of stock options and restricted stock units (RSUs). Historically, RSUs have been settled with newly issued shares so that no cash was used by the Company to settle awards; however, the Company may also use treasury shares or issue new shares upon the exercise of stock options and upon conversion of RSUs. The Company’s Annual Report on Form 10-K for the year ended December 31, 2011 provides details of this plan and its provisions.

During the three months ended March 31, 2012, the Company granted 604,917 RSUs and there were 7,730 RSUs forfeited. During the same period, the Company granted no stock options and there were no stock options forfeited.

During the three months ended March 31, 2012, 277,486 RSUs vested with 68,131 units withheld for taxes and 209,355 RSUs converted into an equal number of shares of CAM’s Class A common stock. The total intrinsic value and the fair value of the converted shares was $2.7 million. The total tax benefit realized in connection with the vesting of the RSUs during the three months ended March 31, 2012 was $314,000, as the Company receives tax benefits based upon the portion of Calamos Investments’ income that it recognizes.

During the three months ended March 31, 2012 and 2011, compensation expense recorded in connection with the RSUs and stock options was $2.2 million and $1.9 million, respectively, of which $475,000 and $410,000, respectively, was credited as additional paid-in capital after giving effect to the non-controlling interests. The amount of deferred tax asset created was $179,000 and $152,000 during the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012, $20.0 million of total unrecognized compensation expense related to unvested stock option and RSU awards is expected to be recognized over a weighted-average period of 4.1 years.

(9) Non-operating Income (Loss)

Non-operating income (loss) was comprised of the following components for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
(in thousands)	2012	2011
Interest income	$88	$69
Interest expense	(1,504)	(1,964)
Net interest expense	(1,416)	(1,895)
Investment income (loss)	22,198	(2,485)
Dividend income	785	821
Miscellaneous other income	87	37
Investment and other income (loss)	23,070	(1,627)
Non-operating income (loss)	$21,654	$(3,522)

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

(10) Income Taxes

Calamos Investments is subject to certain income-based state taxes; therefore, income taxes reflect not only the portion attributed to CAM stockholders but also a portion of income taxes attributable to non-controlling interests.

	Three Months Ended March 31,
(in thousands)	2012	2011
Income tax provision	$4,284	$2,907
Income tax provision attributable to non-controlling interest in Calamos Investments	(72)	(153)
Income tax provision attributable to CAM	4,212	2,754
Net income attributable to CAM	7,039	4,632
Income before taxes attributable to CAM	$11,251	$7,386
CAM’s effective income tax rate	37.4%	37.3%

As of December 31, 2011, the Company’s capital loss carryforward was $27.6 million, of which $21.8 million will expire in 2013 and $5.8 million will expire in 2014, if not used before the expiration dates. As of March 31, 2012 and December 31, 2011, the Company’s valuation allowance on this deferred tax assets was $5.2 million.

(11) Earnings Per Share

The following table reflects the calculation of basic and diluted earnings per share:

	Three Months Ended March 31,
(in thousands, except per share data)	2012	2011
Earnings per share — basic
Earnings available to common shareholders	$7,039	$4,632
Weighted average shares outstanding — basic	20,233	20,035
Earnings per share — basic	$0.35	$0.23
Earnings per share — diluted
Earnings available to common shareholders	$7,039	$4,632
Weighted average shares outstanding — basic	20,233	20,035
Dilutive impact of restricted stock units	417	443
Weighted average shares outstanding — diluted	20,650	20,478
Earnings per share — diluted	$0.34	$0.23

When dilutive, diluted shares outstanding are calculated (a) assuming that Calamos Interests exchanged all of their ownership interest in Calamos Investments and their CAM Class B common stock for shares of CAM’s Class A common stock (the Exchange) and (b) including the effect of outstanding dilutive equity incentive compensation awards. As of March 31, 2012 and 2011, the impact of the Exchange was anti-dilutive and, therefore, excluded from the calculation of diluted earnings per share.

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

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

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

The following table shows the number of shares which were excluded from the computation of diluted earnings per share as they were anti-dilutive:

	Three Months Ended March 31,
	2012	2011
Exchange of Calamos Interests' ownership interest in Calamos Investments for shares of Class A common stock	44,864,134	51,451,838
Stock options	2,345,063	2,368,245
Total	47,209,197	53,820,083

The maximum number of shares of Class A common stock that could be issued to the Calamos Interests upon exchange is 71,930,841 as of March 31, 2012.

(12) Recently Issued Accounting Pronouncements

The Company has reviewed all newly issued accounting pronouncements that are applicable to its business and to the preparation of its consolidated financial statements, including those not yet required to be adopted. The Company does not believe any such pronouncements will have a material effect on the Company’s financial position or results of operations. Accounting guidance that either have become effective this year or will become effective in future years, with respect to the Company’s consolidated financial statements, are described below:

In December 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance that requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This guidance is effective for annual and interim periods beginning on or after January 1, 2013. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company’s effective date is January 1, 2013. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued new guidance that requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. An entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The Company has elected the two separate but consecutive statements approach with the adoption of this guidance. This guidance is effective and is being adopted with the issuance of this report.

In May 2011, the FASB issued new guidance to clarify the application of existing fair value measurement requirements and to change particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. This guidance is effective as of the issuance of this report and has been adopted by the Company. The adoption of this guidance has resulted in the Company reporting the level in the fair value hierarchy and the observable inputs required for the calculation of the fair value of the Company’s long-term debt.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a firm of 341 full-time associates that provides investment advisory services to institutions and individuals, managing $36.2 billion in assets as of March 31, 2012. Our operating results fluctuate primarily due to changes in the total value and composition of our assets under management. The value and composition of our assets under management are, and will continue to be, influenced by a variety of factors including: purchases and redemptions of shares of open-end funds; net inflows into and withdrawals from separate accounts that we manage; fluctuations in the financial markets around the world that result in appreciation or depreciation of assets under management; and the number and types of our investment strategies and products.

We market our investment strategies to our clients through a variety of products designed to suit their investment needs. We currently categorize the portfolios that we manage within four investment product types captured in our Funds and separate accounts. The following table lists our assets under management by product as of March 31, 2012 and 2011.

	March 31,
(in millions)	2012	2011
Funds
Open-end funds	$21,872	$23,575
Closed-end funds	5,563	5,506
Total Funds	27,435	29,081
Separate Accounts
Institutional accounts	6,291	6,179
Managed accounts	2,491	2,701
Total separate accounts	8,782	8,880
Total Assets Under Management	$36,217	$37,961

Our revenues are substantially comprised of investment management fees earned under contracts with Funds and separate accounts that we manage. Our revenues are also comprised of distribution and underwriting fees, including asset-based distributions and/or service fees received pursuant to Rule 12b-1 plans. Investment management fees and distribution and underwriting fees may fluctuate based on a number of factors including: the total value and composition of our assets under management; market appreciation or depreciation on investment; the level of net inflows and outflows, which represent the sum of new and existing client funding, withdrawals and terminations; and purchases and redemptions of open-end fund shares. The mix of assets under management among our investment products impacts our revenues as our fee schedules vary by product.

Our largest operating expenses are typically related to: employee compensation and benefits expenses, which includes salaries, incentive compensation and related benefits costs; distribution expenses, which includes open-end funds distribution cost, including Rule 12b-1 payments; marketing and sales promotion expenses, which includes expenses necessary to market products offered by us; and amortization of deferred sales commissions for open-end funds. Operating expenses may fluctuate due to a number of factors including variations in staffing and compensation, changes in distribution expense as a result of fluctuations in open-end fund net sales and market appreciation or depreciation, and marketing-related expenses that include supplemental distribution payments.

Operating Results

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Assets Under Management

Assets under management decreased by $1.7 billion, or 5%, to $36.2 billion as of March 31, 2012 from $38.0 billion as of March 31, 2011. Our assets under management consisted of 76% Funds and 24% separate accounts as of March 31, 2012 and 77% Funds and 23% separate accounts as of March 31, 2011.

	Three Months Ended March 31,		Change
(in millions)	2012	2011	Amount	Percent
Funds
Beginning assets under management	$25,045	$27,352	$(2,307)	(8)%
Net (redemptions) purchases	(32)	346	(378)	*
Market appreciation	2,422	1,383	1,039	75
Ending assets under management	27,435	29,081	(1,646)	(6)
Average assets under management	26,700	28,367	(1,667)	(6)
Institutional
Beginning assets under management	5,505	5,559	(54)	(1)
Net purchases	241	254	(13)	(5)
Market appreciation	545	366	179	49
Ending assets under management	6,291	6,179	112	2
Average assets under management	6,019	5,815	204	4
Managed Accounts
Beginning assets under management	2,227	2,503	(276)	(11)
Net (redemptions) purchases	(45)	18	(63)	*
Market appreciation	309	180	129	72
Ending assets under management	2,491	2,701	(210)	(8)
Average assets under management	2,384	2,598	(214)	(8)
Total Assets Under Management
Beginning assets under management	32,777	35,414	(2,637)	(7)
Net inflows	164	618	(454)	(73)
Market appreciation	3,276	1,929	1,347	70
Ending assets under management	36,217	37,961	(1,744)	(5)
Average assets under management	$35,103	$36,780	$(1,677)	(5)%
____________

*	Not meaningful.

Net redemptions in our Funds were $32 million in the first quarter of 2012, compared to net purchases of $346 million in the first quarter of 2011. While we attracted net sales from investors into 10 of our 18 open-end funds during 2012, these inflows were not sufficient to overcome the net outflows sustained from the net redemptions in our Growth Fund and Convertible Fund. Net inflows were strongest in our global and international strategies, which had net sales of $409 million in the first quarter of 2012. Market appreciation in all of our Funds totaled $2.4 billion in the first quarter of 2012 an increase of $1.0 billion from appreciation of $1.4 billion in the first quarter of 2011.

Separate accounts, which represent institutional and managed accounts, combined net purchases were $196 million in the first quarter of 2012, compared to net purchases of $272 million in the first quarter of 2011. Separate accounts combined market appreciation was $854 million in the first quarter of 2012, an increase of $308 million from market appreciation of $546 million in the first quarter of 2011. Separate accounts net purchases were driven primarily from our growth in domestic institutional accounts in our international and global equity strategies.

Financial Overview

	Three Months Ended March 31,		Change
(in thousands, except margin)	2012	2011	Amount	Percent
Operating income	$31,053	$37,315	$(6,262)	(17)%
Operating margin	36.4%	41.2%	(4.8)%	(12)%
Net income attributable to Calamos Asset Management, Inc.	$7,039	$4,632	$2,407	52%

Operating income of $31.1 million decreased by $6.3 million, or 17% from the first quarter of 2011. Operating margin for the current quarter decreased to 36.4% from 41.2% for the first quarter of 2011. In spite of the decline in operating results, net income attributable to Calamos Asset Management, Inc. (CAM) increased by $2.4 million or 52% as a result of realized gains on our investment portfolio and dividends, net of losses on derivatives, totaling $23.0 million, compared to net losses of $1.7 million during the prior period. Derivatives are used as an economic hedge to price changes in our corporate investment portfolio. Unlike the changes in the security prices for the investment securities being hedged, price changes in the derivatives impact current period earnings.

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

The following table summarizes the net distribution fee margin for the years ended March 31, 2012 and 2011:

	Three Months Ended March 31,
(in thousands)	2012	2011
Distribution and underwriting fees	$18,506	$22,112
Distribution expenses	(16,072)	(18,233)
Amortization of deferred sales commissions	(1,409)	(1,748)
Net distribution fees	$1,025	$2,131
Net distribution fee margin	6%	10%

Net distribution fee margin varies by share class because each share class has different distribution and underwriting activities, which are described in our 2011 Annual Report on Form 10-K. Distribution fee revenues and expenses vary with our average assets under management while deferred sales commissions are typically amortized on a straight-line basis with adjustments made upon redemption of existing assets. As a result, in periods of declining assets under management, our distribution margin will be more severely impacted by amortization expense.

Revenues

Total revenues decreased by $5.3 million, or 6%, to $85.3 million for the first quarter of 2012 from $90.5 million for the first quarter of 2011. The decrease was primarily due to lower investment management fees and distribution and underwriting fees, as can be seen in the table below:

	Three Months Ended March 31,		Change
(in thousands)	2012	2011	Amount	Percent
Investment management fees	$65,987	$67,608	$(1,621)	(2)%
Distribution and underwriting fees	18,506	22,112	(3,606)	(16)
Other	783	828	(45)	(5)
Total revenues	$85,276	$90,548	$(5,272)	(6)%

Investment management fees decreased 2% in the first quarter of 2012 compared to the first quarter of 2011 primarily due to a $1.7 billion, or 5%, decrease in average assets under management for the same periods. Investment management fees from open-end funds decreased to $41.3 million for the first quarter of 2012, from $43.4 million for the first quarter of 2011, driven by a $1.7 billion decrease in open-end fund average assets under management. Investment management fees from our closed-end funds increased to $12.4 million for the first quarter of 2012 from $12.1 million for the first quarter of 2011, due to a $70 million increase in closed-end fund average assets under management. Investment management fees from our separately managed accounts were $12.2 million for the first quarter of 2012 a slight increase from $12.1 million for the first quarter of 2011. Investment management fees that we earned as a percentage of average assets under management were 0.76% for the first quarter of 2012 compared to 0.75% for the first quarter of 2011.

Distribution and underwriting fees decreased by 16% in the first quarter of 2012 compared to the first quarter of 2011, partially due to a decrease of 8% in our average open-end fund assets for the same periods. The decrease in distribution and underwriting fees was also due to a shift in open-end fund assets from Class A, B and C shares to Class I shares. More open-end fund investors are choosing to compensate their financial advisors through fee based models, increasing the demand for and a shift in assets toward our Class I shares. Because we do not collect distribution fees from Class I shares, our distribution revenue has decreased with this shift in assets.

Operating Expenses

Operating expenses increased by $990,000 to $54.2 million in the first quarter 2012 from $53.2 million in the first quarter 2011 reflecting increased employee compensation, marketing and administrative expenses, and partially offset by a reduction in distribution and amortization of deferred sales expenses.

	Three Months Ended March 31,		Change
(in thousands)	2012	2011	Amount	Percent
Employee compensation and benefits	$22,203	$20,632	$1,571	8%
Distribution expenses	16,072	18,233	(2,161)	(12)
Amortization of deferred sales commissions	1,409	1,748	(339)	(19)
Marketing and sales promotion	4,426	3,439	987	29
General and administrative	10,113	9,181	932	10
Total operating expenses	$54,223	$53,233	$990	2%

Employee compensation and benefits expenses increased by $1.6 million to $22.2 million for first quarter of 2012 when compared to the first quarter of 2011. This increase is mostly attributable to an increase in salary, payroll taxes, equity compensation and performance-based incentive compensation. These increases are due to increases in the number of associates we employ and our investment into more distribution and client focused personnel.

Distribution expenses decreased by $2.2 million, or 12%, to $16.1 million for the first quarter of 2012 when compared to the first quarter of 2011. The decrease was due to a reduction of 8% in average assets under management for open-end funds during the same periods, and a continued shift of average open-end fund assets to Class I shares which do not result in distribution expenses. This decrease was partially offset by an increase in distribution expense as a result of an increase in the average Class C shares assets older than one year. As Class C shares age pass one year, the associated distribution fees are paid to broker-dealers and other intermediaries. As such, increases in the average Class C share assets older than one year results in an increase in distribution expenses.

Amortization of deferred sales commissions decreased by $339,000 to $1.4 million for the first quarter of 2012 when compared to the first quarter of 2011, due to the increase in the average Class C share assets older than one. As mentioned earlier, once Class C shares age past one year they are no longer retained and amortized, but paid to broker-dealers and other intermediaries and recorded as distribution expenses. Hence, the aging of Class C shares reduces amortization of deferred sales commission, but increases distribution expenses.

Marketing and sales promotion increased by $987,000 to $4.4 million for the first quarter of 2012 when compared to the first quarter of 2011, largely the result of an increase in fund administrative “Cap” expenses, which are non-reimbursable expenses we pay to reduce the service fees to our fund investors, and an increase in marketing and sales promotion expenses due to our increase spending to build awareness about our investment strategies. These increases were partially offset by a decrease in supplemental distribution payments to distribution intermediaries. Supplemental distribution payments to are positively correlated with the levels of open-end fund assets that we manage.

General and administrative expenses increased by $932,000 to $10.1 million for the first quarter of 2012. Many offsetting factors gave rise to the net increase in expense during the quarter. However, the main drivers to the increase are client reimbursements related to trade correction expenses, software maintenance costs, partially offset by reduced outside professional services.

Non-operating Activities, Net of Non-controlling Interest in Partnership Investments

Non-operating income (loss), net of non-controlling interest in partnerships increased by $23.6 million to $20.0 million for the first quarter of 2012 when compared to the first quarter of 2011. The increase was due to an increase in investment income, net of losses on option contracts, of $24.7 million for the periods. Increase in investment income was a result of realized gains on our investments, as part of our tax harvesting strategy. Option contracts are used to hedge our corporate investment portfolio. The increase in non-operating income (loss), net of non-controlling interest in partnerships was also partially due to lower interest expense of $460,000 as a result of debt repayment during the second quarter of 2011. The following table summarizes our non-operating activities, net of non-controlling interest in partnership investments for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
(in thousands)	2012	2011	Change
Interest income	$88	$69	$19
Interest expense	(1,504)	(1,964)	460
Net interest expense	(1,416)	(1,895)	479

Investment income (loss)	22,198	(2,485)	24,683
Dividend income	785	821	(36)
Miscellaneous other income	87	37	50
Investment and other income (loss)	23,070	(1,627)	24,697
Non-operating income (loss)	21,654	(3,522)	25,176
Net income attributable to non-controlling interest in partnership investments	(1,606)	(5)	(1,601)
Non-operating income (loss), net of non-controlling interest in partnerships	$20,048	$(3,527)	$23,575

The following table provides a summary of the returns that we generated from our corporate investment portfolio. This table combines the investment and dividend income as reported in our statement of operations with the change in fair value of our investment securities that are recorded in accumulated other comprehensive income, a component of stockholders' equity, for the three months ended March 31, 2012:

	Three Months Ended March 31, 2012
(in thousands)	Non-Operating Income	Change in Accumulated Other Comprehensive Income	Total
Funds and common stock	$26,901	$2,813	$29,714
Partnership investments	3,407	—	3,407
Option contracts	(8,110)	—	(8,110)
Investment income	22,198	2,813	25,011
Dividend income	785		785
Non-controlling interest in partnership investments	(1,606)		(1,606)
Investment portfolio results	$21,377		$24,190
Less: Non-controlling
interest in Calamos Investments LLC		(2,197)
Deferred income taxes		(228)
Change in accumulated other comprehensive income		$388

Our investment portfolio returned $24.2 million, or 7.3%, in the first quarter of 2012. These results primarily reflect realized and unrealized gains from investment securities, partially offset by net realized and unrealized gains and losses on option contracts used to hedge market value fluctuations in the corporate investment portfolio.

Income Tax Provision

Calamos Investments LLC (Calamos Investments) is subject to certain income-based state taxes; therefore, income taxes reflect not only the portion attributed to us but also income taxes attributable to non-controlling interests. Our effective income tax rates for the three month periods ended March 31, 2012 and 2011 were 37.4% and 37.3%, respectively.

Net Income

Net income attributable to CAM was $7.0 million in the first quarter of 2012, compared to $4.6 million in the first quarter of 2011. Non-GAAP net income attributable to CAM was $6.3 million in the first quarter of 2012, compared to $7.1 million in the first quarter of 2011. See “Supplemental Non-GAAP Financial Measures” of the MD&A below for descriptions of non-GAAP financial measures and a reconciliation of non-GAAP financial measures to GAAP financial measures.

The Calamos Interests has reserved the right to exchange their interest in Calamos Investments for newly issued Class A common shares. At the time of exchange, the Calamos Interests would be granted Class A common shares with a value equal to the fair value of their ownership in Calamos Investments. The method for determining the number of shares the Calamos Interests receive upon exchange is described in Section 3 (c) (ii) of Article IV of the Second Amended and Restated Certificate of Incorporation of CAM. Based upon the number of outstanding shares of Class A common stock at March 31, 2012, and excluding the value of assets we own other than our 22% interest in Calamos Investments, such exchange would result in the Calamos Interests receiving 78% of CAM’s then outstanding Class A common stock.

Following a complete exchange of the Calamos Interests’ 78% ownership interest in Calamos Investments for newly issued Class A common stock, net income attributable to non-controlling interests in Calamos Investments would no longer be presented as a separate line item within our consolidated statement of operations because we would then own 100% of Calamos Investments.

Supplemental Non-GAAP Financial Measures

We provide investors with certain adjusted, non-GAAP financial measures including non-GAAP net income attributable to CAM and non-GAAP diluted earnings per share. These non-GAAP financial measures are provided to supplement our consolidated financial statements presented on a GAAP basis. These non-GAAP financial measures adjust GAAP financial measures to include the tax benefit from amortization of deferred taxes on intangible asset and to exclude CAM’s non-operating income (loss), net of taxes. We believe these adjustments are appropriate to enhance an overall understanding of our operating financial performance, as well as to facilitate comparisons with our historical earnings results. These adjustments to our GAAP results are made with the intent of providing investors a more complete understanding of our underlying earnings results and trends and our marketplace performance. In addition, these non-GAAP financial measures are among the primary indicators management uses as a basis of managing our business.

The presentation of this additional information is not meant to be considered in isolation or as a substitute for the directly comparable financial measures prepared in accordance with GAAP. Investors should review the reconciliations of the non-GAAP financial measures to their most directly comparable GAAP financial measures as provided in the table below:

	Three Months Ended March 31,
	2012	2011
(in thousands, except per share data)
Net income attributable to CAM	$7,039	$4,632
Adjustments:
Deferred tax amortization on intangible assets	1,979	1,979
Non-operating (income) loss, net of taxes	(2,766)	483
Non-GAAP net income attributable to CAM	$6,252	$7,094

Diluted - Weighted average shares outstanding	20,650,379	20,478,456

Diluted earnings per share	$0.34	$0.23
Non-GAAP diluted earnings per share	$0.30	$0.35

Non-GAAP net income attributable to CAM is calculated by adjusting the following items from GAAP net income attributable to CAM:

(i) amortization of deferred taxes on intangible assets associated with the election under section 754 of the Internal Revenue Code of 1986, as amended (Section 754 election); and

(ii) CAM’s non-operating income (loss), net of taxes.

Non-GAAP diluted earnings per share is calculated by dividing (i) Non-GAAP net income attributable to CAM by (ii) diluted weighted average shares outstanding.

The deferred tax assets from the Section 754 election allows for a quarterly reduction of $2.0 million in future income taxes owed by us through 2019, to the extent that a tax payable exists during the quarter. As a result, this cash savings will accrue solely for the benefit of the shareholders of CAM’s common stock. We believe that adjusting this item from the calculation of the above non-GAAP items can be a useful measure in allowing investors to see our performance. Non-operating expenses are excluded from the above non-GAAP items as they can distort comparisons between periods. As noted above, we believe that measures excluding these items are useful in analyzing operating trends and allows for more comparability between periods, which may be useful to investors.

We believe that non-GAAP net income attributable to CAM and non-GAAP diluted earnings per share are useful measures of performance and may be useful to investors, because they provide measures of our core business activities adjusting for items that are non-cash and costs that may distort comparisons between periods. These measures are provided in addition to our net income attributable to CAM and diluted earnings per share calculated under GAAP, but are not substitutes for those calculations.

Liquidity and Capital Resources

We manage our liquidity position to ensure adequate resources are available to fund ongoing operations of the business, provide seed capital for new funds, maintain a strong investment-grade credit rating, provide conservative levels of capital for our regulated subsidiaries and invest in other corporate strategic initiatives. Our principal sources of liquidity are cash flows from operating activities and our corporate investment portfolio, which is comprised of cash and cash equivalents, investment securities, derivatives and partnership investments. Investment securities are principally comprised of Company-managed Funds.

Our working capital requirements historically have been met through cash generated by operations. We believe cash generated from operations will be sufficient over the foreseeable future to meet our working capital requirements with respect to the foregoing activities, as well as to support future growth. Further, we expect that cash on hand and cash generated by operations will be sufficient to meet our liquidity needs.

The following table summarizes our principal sources of liquidity as of March 31, 2012 and December 31, 2011:

(in thousands)	March 31, 2012	December 31, 2011	Increase (Decrease)
Cash and cash equivalents	$98,084	$102,166	$(4,082)
Investment securities	331,982	318,496	13,486
Derivatives, net	(2,535)	(2,826)	291
Partnership investments, net of non-controlling interests	22,822	21,022	1,800
Total corporate investment portfolio	$450,353	$438,858	$11,495

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

Calamos Investments is the borrower of our $92.1 million in long-term debt. Calamos Investments was in compliance with all financial covenants at March 31, 2012 and December 31, 2011. Calamos Investments currently has an investment-grade BBB+ rating from Standard & Poor’s.

The following is a summary of our covenant compliance as of March 31, 2012 with the defined terms and covenants having the same meanings set forth under our amended note purchase agreements:

Covenant	Results as of March 31, 2012
EBITDA/interest expense — not less than 3.0	23.99
Debt/EBITDA — not more than 2.75	0.62
Investment coverage ratio — not less than 1.175	4.22
Net worth — not less than $160 million	$321 million

The following tables summarize key data relating to our liquidity and capital resources:

(in thousands)	March 31, 2012	December 31, 2011
Statements of financial condition data:
Cash and cash equivalents	$98,084	$102,166
Receivables	31,834	28,527
Investment securities and derivatives, net	329,447	315,670
Partnership investments, net of non-controlling interest	22,822	21,022
Deferred tax assets, net	62,217	65,518
Deferred sales commissions	4,695	5,444
Long-term debt, including current portion	92,115	92,115

The deferred tax assets above include an annual reduction of $7.9 million in future income taxes owed by us through 2019. This reduction results from our election under Section 754 of the Internal Revenue Code, whereby we stepped up the tax basis in certain intangible assets to their fair market value. These assets are amortized over fifteen years on CAM’s tax return. As a result, this cash savings will accrue solely for the benefit of the shareholders of CAM’s common stock.

Cash flows for the three months ended March 31, 2012 and 2011 are shown below:

	March 31,
(in thousands)	2012	2011
Cash flow data:
Net cash provided by operating activities	$13,302	$20,966
Net cash provided by (used in) investing activities	5,970	(10,153)
Net cash used in financing activities	(23,354)	(15,143)

Net cash provided by operating activities totaled $13.3 million for the three months ended March 31, 2012. These net cash flows are primarily attributable to investment management and distribution and underwriting fees generated by core business activities, partially offset by staff, distribution, and other operating expenses.

Net cash provided in investing activities totaled $6.0 million for the three months ended March 31, 2012. The net cash provided in investing activities primarily represents the liquidation of one of our sponsored funds resulting in net cash inflows of $17.0 million, partially offset by net purchases of derivatives of $8.4 million, which are used as economic hedges against the equity price risk in our investment portfolio. The remaining sales and re-purchases of investing activities resulted in little change in cash provided by investing activities. These sales and re-purchases of investments were the result of us realizing gains on our investment securities as a result of our tax harvesting strategy.

Net cash used in financing activities totaled $23.4 million for the three months ended March 31, 2012, largely representing pro rata distributions from Calamos Investments paid to non-controlling interests in the amount of $21.3 million and dividends paid to CAM’s common shareholders in the amount of $1.9 million. Pro rata distributions from Calamos Investments were also paid to CAM in the amount of $6.2 million. These distributions are not reflected in the net cash flows used in financing activities; however they increase the cash available exclusively to the CAM’s common shareholders. We expect cash flows from financing activities to change with tax distributions based on the levels of income that we generate.

Recently Issued Accounting Pronouncements

The Company has reviewed all newly issued accounting pronouncements that are applicable to its business and to the preparation of its consolidated financial statements, including those not yet required to be adopted. The Company does not believe any such pronouncements will have a material effect on the Company’s financial position or results of operations. Accounting guidance that either have become effective this year or will become effective in future years, with respect to the Company’s consolidated financial statements, are described below:

In December 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance that requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This guidance is effective for annual and interim periods beginning on or after January 1, 2013. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company’s effective date is January 1, 2013. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued new guidance that requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. An entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The Company has elected the two separate but consecutive statements approach with the adoption of this guidance. This guidance is effective and is being adopted with the issuance of this report.

In May 2011, the FASB issued new guidance to clarify the application of existing fair value measurement requirements and to change particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. This guidance is effective as of the issuance of this report and has been adopted by the Company. The adoption of this guidance has resulted in the Company reporting the level in the fair value hierarchy and the observable inputs required for the calculation of the fair value of the Company’s long-term debt.

Critical Accounting Policies

Our significant accounting policies are summarized in note 2 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011. A discussion of critical accounting policies is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2011. There were no significant changes in our significant accounting policies or critical accounting policies during the three months ended March 31, 2012.

Other Information

CAM is comprised of two groups of assets: a) CAM’s 22% ownership interest in Calamos Investments and b) assets other than its interest in Calamos Investments (Other Assets). Because CAM controls the operations of Calamos Investments, CAM presents the entire operations of Calamos Investments with its own in the consolidated financial statements. The Calamos Interests’ 78% ownership in Calamos Investments is presented as non-controlling interest in the consolidated financial statements. Prior to March 1, 2009, in addition to the approximately 20 million outstanding Class A common shares, we added 77 million shares to reflect Calamos Interests’ ownership in Calamos Investments. The resulting share count provided a reasonable proxy for the number of shares used in determining the market capitalization of the fully consolidated company.

During 2009, the ownership structure of Calamos Investments was de-unitized and as a result, Calamos Interests’ ownership in Calamos Investments is no longer reflected in the diluted share count presented in CAM’s financial statements. Therefore, the determination of the market capitalization of the fully consolidated business cannot be easily determined by the product of share price and weighted average number of shares. There is a divergence within the financial community on how to calculate CAM’s market capitalization with some basing it solely on the outstanding share count of CAM’s Class A common stock and others grossing-up CAM’s outstanding Class A shares by its 22% ownership in Calamos Investments . The following illustration and accompanying table highlight the uniqueness of CAM’s ownership structure in determining the fully consolidated market capitalization. This illustration is based on the closing price of CAM’s Class A common stock of $13.11 on March 31, 2012.

Other Assets as of March 31, 2012, included cash and cash equivalents and current income tax receivables with a combined book value of $60.0 million, which approximates fair value, as well as net deferred tax assets with a book value of $40.0 million. The most significant deferred tax asset relates to an election made under section 754 of the Internal Revenue Code following CAM’s initial public offering that expires in 2019, which allows CAM to reduce future income tax payments by $7.9 million annually.

The net present value of the net deferred tax assets is $40.3 million if a hypothetical 12% discount rate were applied over the remaining life of the assets. Using this assumption, Other Assets would collectively have a discounted present value of $100.3 million, or $4.93 per share. Assuming CAM’s stock price fully reflects the Other Assets’ discounted present value of $4.93 per share, it can be inferred that CAM’s remaining stock price of $8.18 ($13.11 - $4.93) would be attributable to CAM’s 22% ownership interest in Calamos Investments. With these assumptions, the market capitalization associated with CAM’s ownership in Calamos Investments can be estimated by multiplying CAM’s share price attributable to Calamos Investments ($8.18) by the number of CAM’s Class A common shares outstanding (20.3 million) to yield an estimated market capitalization of $166.3 million as of March 31, 2012. This result, however, must be divided by CAM’s 22% ownership of Calamos Investments to determine the total implied market capitalization of Calamos Investments of $754.5 million. Adding the discounted present value of CAM’s Other Assets to the market capitalization of Calamos Investments indicates that the fully consolidated market capitalization of CAM would be estimated at $854.8 million as of March 31, 2012.

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

The following calculation summarizes CAM’s fully consolidated market capitalization both including and excluding the discounted present value of assets owned exclusively by CAM, which does not take into consideration premiums or discounts for control or marketability:

	No Recognition of CAM's Other Assets		Full Recognition of CAM's Other Assets
(in thousands, except share data) (1)	Ownership in Calamos Investments	Other Assets	Ownership in Calamos Investments	Other Assets
Divide:
Discounted value of CAM's Other Assets		-		$100,321
Class A shares outstanding at March 31, 2012		20,336,112		20,336,112
Discounted value per share of CAM's Other Assets		-		$4.93

Multiply:
Share price attributed to assets	$13.11	-	$8.18	$4.93
Class A shares outstanding at March 31, 2012	20,336,112	20,336,112	20,336,112	20,336,112
Market capitalization of outstanding shares	$266,606	-	$166,285	$100,321

Divide by:
CAM’s percentage ownership	22%	100%	22%	100%
Market capitalization associated with CAM's assets	$1,209,615		$754,450	$100,321
Fully consolidated market capitalization	$1,209,615		$854,771

Similarly, our Board of Directors may be required to determine the fair values of CAM’s assets. This requirement would be necessitated should the Calamos Interests choose to exchange their ownership interest in Calamos Investments for shares of CAM’s Class A common stock (the Exchange). Effective March 1, 2009, the Exchange provisions as set forth in CAM’s Schedule 14C filed with the Securities and Exchange Commission on January 12, 2009 require that the Exchange be based on a fair value approach. Assuming that our Board of Directors used the market price of CAM’s Class A share common stock as the basis for determining fair value, the following table presents a likely range of the number of CAM shares of Class A common stock that the Calamos Interests would have received upon Exchange at March 31, 2012:

(in thousands, except share data) (1)	No Recognition of CAM's Other Assets	Full Recognition of CAM's Other Assets

Market capitalization associated with CAM's investment in Calamos Investments (see table above)	$1,209,615	$754,450

Multiply by:
Calamos Interests ownership in Calamos Investments	78%	78%
Calamos Interests’ value exchanged for Class A common stock	$943,009	$588,164

Divide by:
Share price of CAM Class A common stock	$13.11	$13.11
Shares issued to the Calamos Interests upon Exchange	71,930,841	44,864,134

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

Further, the value and composition of our assets under management are, and will continue to be, influenced by a variety of factors including, among other things: purchases and redemptions of shares of the open-end funds and other investment products; fluctuation in both the underlying value and liquidity of the financial markets around the world that result in appreciation or depreciation of assets under management; open-end fund capital gain distributions; our ability to access capital markets; our introduction of new investment strategies, products and programs; our ability to educate our clients about our investment philosophy and provide them with best-in-class service; the relative investment performance of our products as compared to competing offerings and market indices; competitive conditions in the mutual fund, asset management and broader financial services sectors; investor sentiment and confidence; our decision to open or close products and strategies; and our ability to execute on our strategic plan to expand the business. Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 discusses some of these and other important factors in detail under the caption “Risk Factors.”

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

An analysis of our market risk was included in our Annual Report on Form 10-K for the year ended December 31, 2011. There were no material changes to the Company’s market risk during the three months ended March 31, 2012.

Item 4. Controls and Procedures

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2012, and has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in the Company’s internal control over financial reporting that occurred during our first quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

As previously reported in the Company’s periodic reports, the Company and Calamos Advisors LLC, among others, were named as defendants in three separate class action complaints captioned Christopher Brown et al. v John P. Calamos, Sr. et al.; Russell Bourrienne et al. v John P. Calamos, Sr. et al.; and Rutgers Casualty Insurance Company et al. v John P. Calamos, Sr. et al. Each complaint relates to the redemption of Auction Rate Preferred Shares by certain Calamos closed-end funds. With regard to Christopher Brown et al. v John P. Calamos, Sr. et al., the Plaintiff filed a Petition for Writ of Certiorari to the Supreme Court of the United States on March 23, 2012. The Company and Calamos Advisors were granted an extension to file a response by May 25, 2012.  With respect to Rutgers Casualty Insurance Company et al. v John P. Calamos, Sr. et al., the U.S. District Court dismissed the case on March 15, 2012.

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

CALAMOS ASSET MANAGEMENT, INC.
(Registrant)

Date: May 8, 2012	By: /s/ Nimish S. Bhatt
Name: Nimish S. Bhatt
Title: Senior Vice President and Chief Financial Officer