Form 10-Q
period 2012-06-30
Calamos Asset Management, Inc. /DE/
filed 2012-08-03
CIK 1299033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-Q
________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2012

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

At July 31, 2012, the company had 20,358,983 shares of Class A common stock and 100 shares of Class B common stock outstanding.

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial	20
Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk	33
Item 4. Controls and Procedures	33
PART II — OTHER INFORMATION
Item 1. Legal Proceedings	34
Item 6. Exhibits	35
SIGNATURES

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share data)

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$118,310	$102,166
Receivables:
Affiliates and affiliated funds	17,854	18,492
Customers	11,112	10,035
Investment securities	315,693	318,496
Derivative assets	113	1,018
Partnership investments, net	34,123	33,056
Prepaid expenses	3,954	2,964
Deferred tax assets, net	7,486	8,811
Other current assets	825	934
Total current assets	509,470	495,972
Non-current assets:
Deferred tax assets, net	52,485	56,707
Deferred sales commissions	3,864	5,444
Property and equipment, net of accumulated depreciation and amortization ($55,641 at June 30, 2012 and $52,833 at December 31, 2011)	21,010	22,865
Other non-current assets	666	870
Total non-current assets	78,025	85,886
Total assets	$587,495	$581,858
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current liabilities:
Distribution fees payable	$15,101	$15,860
Accrued compensation and benefits	14,456	23,681
Interest payable	2,729	2,729
Derivative liabilities	-	3,844
Accrued expenses and other current liabilities	7,164	5,631
Total current liabilities	39,450	51,745
Long-term liabilities:
Long-term debt	92,115	92,115
Deferred rent	9,369	9,423
Dividend payables on restricted stock units	818	781
Total long-term liabilities	102,302	102,319
Total liabilities	141,752	154,064
STOCKHOLDERS’ EQUITY
Class A common stock, $0.01 par value; authorized 600,000,000 shares; 24,357,873 shares issued and 20,357,873 shares outstanding at June 30, 2012; 24,126,757 shares issued and 20,126,757 shares outstanding at December 31, 2011	244	241
Class B common stock, $0.01 par value; authorized 1,000 shares; 100 shares issued and outstanding at June 30, 2012 and December 31, 2011	0	0
Additional paid-in capital	215,418	214,102
Retained earnings	72,897	67,991
Accumulated other comprehensive loss	(2,506)	(527)
Treasury stock at cost; 4,000,000 shares at June 30, 2012 and December 31, 2011	(95,215)	(95,215)
Calamos Asset Management, Inc. stockholders’ equity	190,838	186,592
Non-controlling interest in Calamos Investments LLC (Calamos Interests)	242,357	229,168
Non-controlling interest in partnership investments	12,548	12,034
Total non-controlling interest	254,905	241,202
Total stockholders’ equity	445,743	427,794
Total liabilities and stockholders’ equity	$587,495	$581,858

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Six Months Ended June 30, 2012 and 2011
(in thousands, except share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
REVENUES
Investment management fees	$64,661	$70,136	$130,648	$137,744
Distribution and underwriting fees	17,254	21,943	35,760	44,055
Other	761	845	1,544	1,673
Total revenues	82,676	92,924	167,952	183,472
EXPENSES
Employee compensation and benefits	20,942	20,209	43,145	40,841
Distribution expenses	15,288	18,276	31,360	36,509
Amortization of deferred sales commissions	1,266	1,450	2,675	3,198
Marketing and sales promotion	5,528	4,691	9,954	8,130
General and administrative	10,715	8,950	20,828	18,131
Total operating expenses	53,739	53,576	107,962	106,809
Operating income	28,937	39,348	59,990	76,663
NON-OPERATING INCOME(LOSS)
Net interest expense	(1,408)	(1,609)	(2,824)	(3,504)
Investment and other income (loss)	(1,714)	10,779	21,356	9,152
Total non-operating income (loss)	(3,122)	9,170	18,532	5,648
Income before income tax provision	25,815	48,518	78,522	82,311
Income tax provision	4,281	4,050	8,565	6,957
Net income	21,534	44,468	69,957	75,354
Net income attributable to non-controlling interest in Calamos Investments LLC (Calamos Interests)	(20,812)	(37,775)	(60,590)	(64,024)
Net (income) loss attributable to non-controlling interest in partnership investments	1,092	—	(514)	(5)
Net income attributable to Calamos Asset Management, Inc.	$1,814	$6,693	$8,853	$11,325

Earnings per share:
Basic	$0.09	$0.33	$0.44	$0.56
Diluted	$0.09	$0.32	$0.43	$0.55

Weighted average shares outstanding:
Basic	20,343,290	20,124,895	20,288,248	20,080,392
Diluted	20,802,688	20,614,941	20,713,171	20,545,099

Cash dividends per share	$0.095	$0.095	$0.19	$0.19

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and Six Months Ended June 30, 2012 and 2011
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$21,534	$44,468	$69,957	$75,354
Other comprehensive income (loss), before tax (provision) benefit
Unrealized gains (losses) on available-for-sale securities:
Changes in unrealized gains (losses)	(17,033)	4,835	6,354	20,379
Reclassification adjustment for gains included in net income	-	(17,183)	(20,574)	(18,848)
Other comprehensive income (loss), before income tax provision	(17,033)	(12,348)	(14,220)	1,531
Income tax provision (benefit) related to other comprehensive income (loss)	(1,388)	(998)	(1,160)	150
Other comprehensive income (loss), after income tax provision	(15,645)	(11,350)	(13,060)	1,381
Comprehensive income	5,889	33,118	56,897	76,735

Comprehensive income attributable to non-controlling interest in Calamos Investments LLC (Calamos Interests)	(7,530)	(28,127)	(49,515)	(65,223)
Comprehensive (income) loss attributable to non-controlling interest in partnership investment	1,092	-	(514)	(5)
Comprehensive income (loss) attributable to Calamos Asset Management, Inc.	$(549)	$4,991	$6,868	$11,507

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2012
(in thousands, except share data)
(unaudited)

	CALAMOS ASSET MANAGEMENT, INC. STOCKHOLDERS’ EQUITY					Non- controlling interest in Calamos	Non-
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Investments LLC (Calamos Interests)	controlling interest in partnership investments	Total
Balance at December 31, 2011	$241	$214,102	$67,991	$(527)	$(95,215)	$229,168	$12,034	$427,794
Net income	—	—	8,853	—	—	60,590	514	69,957
Changes in unrealized gains on available-for- sale securities, net of income taxes	—	—	—	874	—	4,961	—	5,835
Reclassification adjustment for gains on available-for-sale securities included in income, net of income taxes	—	—	—	(2,859)	—	(16,036)	—	(18,895)
Issuance of common stock (231,116 Class A common shares)	3	(3)	—	—	—	—	—	—
Cumulative impact of changes in ownership of Calamos Investments LLC	—	477	(6)	6	—	(1,436)	—	(959)
Compensation expense recognized under stock incentive plans	—	842	—	—	—	2,983	—	3,825
Dividend equivalent accrued under stock incentive plans	—	—	(77)	—	—	(274)	—	(351)
Distributions to non-controlling interests	—	—	—	—	—	(37,599)	—	(37,599)
Dividends declared	—	—	(3,864)	—	—	—	—	(3,864)
Balance at June 30, 2012	$244	$215,418	$72,897	$(2,506)	$(95,215)	$242,357	$12,548	$445,743

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2012 and 2011
(in thousands)
(unaudited)

	2012	2011
Cash and cash equivalents at beginning of period	$102,166	$82,870
Cash flows from operating activities:
Net income	69,957	75,354
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	2,675	3,198
Other depreciation and amortization	2,857	2,967
Deferred rent	(54)	10
Change in unrealized (gains) losses on CFS securities, derivative assets, derivative liabilities and partnership investments, net	(3,180)	1,532
Net realized gain on sale of investment securities, derivative assets and derivative liabilities	(15,931)	(8,970)
Increase in deferred tax asset valuation allowance	1,900	-
Deferred taxes	4,721	3,859
Stock based compensation	3,824	3,759
Employee taxes paid on vesting under stock incentive plans	(872)	(1,030)
(Increase) decrease in assets:
Receivables:
Affiliates and affiliated funds	638	(335)
Customers	(1,077)	(2,142)
Deferred sales commissions	(1,096)	(2,196)
Other assets	(708)	(2,055)
Increase (decrease) in liabilities:
Distribution fees payable	(759)	555
Accrued compensation and benefits	(9,225)	(7,684)
Accrued expenses and other liabilities	1,307	1,165
Net cash provided by operating activities	54,977	67,987
Cash flows provided by (used in) investing activities:
Net additions to property and equipment	(970)	(1,277)
Purchase of investment securities	(261,329)	(115,577)
Proceeds from sale of investment securities	276,516	96,081
Net purchases of derivatives	(11,156)	(8,946)
Net changes in partnership investments	(343)	18,678
Net cash provided by (used in) investing activities	2,718	(11,041)
Cash flows used in financing activities:
Repayment of debt	-	(32,885)
Deferred tax (expense) benefit on vesting under stock incentive plans	(88)	4
Distributions paid to non-controlling interests	(37,599)	(39,707)
Cash dividends paid to common stockholders	(3,864)	(3,824)
Net cash used in financing activities	(41,551)	(76,412)
Net increase (decrease) in cash	16,144	(19,466)
Cash and cash equivalents at end of period	$118,310	$63,404
Supplemental disclosure of cash flow information:
Cash paid for:
Income taxes, net	$2,057	$2,358
Interest	$2,977	$3,839

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1) Organization and Description of Business

Calamos Asset Management, Inc. (CAM) is a holding company and as of June 30, 2012 owned 22.1% of Calamos Investments LLC (Calamos Investments). CAM, together with Calamos Investments and Calamos Investments’ subsidiaries (the Company), operates the investment advisory and distribution services businesses reported within these consolidated financial statements. CAM operates and controls all of the business and affairs of Calamos Investments and, as a result of this control, consolidates the financial results of Calamos Investments with its own financial results. The remaining 77.9% ownership interest in Calamos Investments is held by Calamos Family Partners, Inc. (CFP), a Delaware corporation, and John P. Calamos, Sr. the Chairman, Chief Executive Officer and Co-Chief Investment Officer of CAM. CFP and John P. Calamos, Sr. (collectively Calamos Interests), ownership interest, in accordance with applicable accounting guidance, is reflected and referred to within these consolidated financial statements as “non-controlling interest in Calamos Investments LLC”. As shown in the diagram below, CFP also owns all of CAM’s outstanding Class B common stock, which represents 97.5% of the combined voting power of all classes of CAM’s voting stock. The graphic below illustrates our organizational and ownership structure as of June 30, 2012:

Calamos
Family Partners, Inc.
Public
Stockholders
Class B Common Stock,
97.5% Combined Voting Interest
(less than 1% Economic Interest)
Class A Common Stock,
2.5% Combined Voting Interest
(greater than 99% Economic
Interest)(2)
77.9%
Economic
Interest(1)
Calamos Asset Management, Inc.
NASDAQ: CLMS
(Holding Company)
22.1% Economic
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
(2)
Represents combined economic interest of all public stockholders, including John P. Calamos, Sr., Nick Calamos and John P. Calamos, Jr.’s combined  7.94% ownership interest of Class A common stock. The calculation of ownership interest includes vested stock options.

(3)	As of May 2, 2012, Calamos International LLP’s name changed to Calamos Investments LLP.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

The Company primarily provides investment advisory services to individuals and institutional investors through a series of investment products that include open-end, closed-end and offshore funds (collectively, Funds); separate accounts; and partnerships. The subsidiaries through which the Company provides these services include: Calamos Advisors LLC (CAL), a Delaware limited liability company and registered investment advisor; Calamos Financial Services LLC (CFS), a Delaware limited liability company and registered broker-dealer; Calamos Wealth Management LLC, a Delaware limited liability company and registered investment advisor; and Calamos Investments LLP, a United Kingdom limited liability partnership, registered investment advisor with the Financial Services Authority in the United Kingdom, and a global distributor of the offshore funds and Company products. For reporting purposes, the offshore funds are reported within the open-end funds.

(2) Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP), which require the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Management believes the accounting estimates are appropriate and reasonably stated; however, due to the inherent uncertainties in making estimates, actual amounts could differ from these estimates. Investments previously presented as Low-volatility equity investments or Other investments are being presented as either Equity or Convertible investments, based on the underlying investment strategy, in Note 3 Investment Securities and Note 6 Fair Value Measurements.

The consolidated financial statements as of June 30, 2012 and for the three and six months ended June 30, 2012 and 2011 have not been audited by the Company’s independent registered public accounting firm. In the opinion of management, these statements contain all adjustments, including those of a normal recurring nature, necessary for fair presentation of the financial condition and results of operations. The results for the interim periods presented are not necessarily indicative of the results to be obtained for a full fiscal year. This Form 10-Q filing should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The Company consolidates investments in which the Company’s ownership exceeds 50% or in which the Company operates and controls the business and affairs of the entity. As such, the consolidated financial statements include the financial statements of CAM, Calamos Investments, Calamos Investments’ wholly- and majority-owned subsidiaries, and Calamos International Growth Fund LP. All intercompany balances and transactions have been eliminated.

The Calamos Interests’ combined 77.9% and 78.1% interest in Calamos Investments as of June 30, 2012 and December 31, 2011, respectively, is represented as a non-controlling interest in Calamos Investments LLC in the Company’s consolidated financial statements. Non-controlling interest in Calamos Investments is derived by multiplying the historical equity of Calamos Investments by the Calamos Interests’ aggregate ownership percentage for the periods presented. Issuances and repurchases of CAM’s common stock results in changes in CAM’s ownership percentage and to the non-controlling interests’ ownership percentage of Calamos Investments with resulting changes reflected in the consolidated statements of changes in stockholders’ equity. Income is allocated based on the average ownership interest during the period in which the income is earned.

CAL is the general partner and controls the operations of Calamos International Growth Fund LP, thus the Company consolidated the results of the partnership into its consolidated financial results. The combined interests of this partnership not owned by the Company, is presented as non-controlling interest in partnership investments in the Company’s consolidated financial statements.

The assets and liabilities of Calamos International Growth Fund LP are presented on a net basis within partnership investments, net in the consolidated statements of financial condition, the net income is included in Investment and other income (loss) in the consolidated statements of operations, and the change in partnership investments is included in the net changes in partnership investments in the consolidated statements of cash flows. Calamos International Growth Fund LP is presented on a net basis in order to provide more clarity to the financial position and results of the core operations of the Company. The underlying assets and liabilities that are being consolidated are described in Note 5 Partnership Investments.

The Company holds non-controlling interests in certain other partnership investments that are included in partnership investments, net in the consolidated statements of financial condition. These other partnership investments are accounted for under the equity method.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. During the second quarter of 2012, the Company recorded a $1.9 million valuation allowance to reduce its deferred income tax assets to an amount that is more likely than not to be realized based on available evidence at the time the estimate was made. Determining a valuation allowance requires management to make significant judgments and assumptions. In determining a valuation allowance the Company uses historical and forecasted future realized and unrealized gains and losses on its investment, ongoing tax planning strategies, and forecasts of future taxable income. Each quarter the Company re-evaluates its estimate related to its valuation allowance, including its assumptions about future taxable income. As of June 30, 2012 and December 31, 2011, the Company’s valuation allowance on its deferred tax assets was $7.1 million and $5.2 million, respectively and related to its capital loss carryforward. The Company’s capital loss carryforward is used against realized gains on its investments, derivative assets, derivative liabilities and partnership investments.

During the year there were no additional changes to the Company’s significant accounting policies or estimates. For a comprehensive disclosure of the Company’s significant accounting policies, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

(3) Investment Securities

As a registered broker-dealer, CFS is required to carry all investment securities it owns at fair value and record all changes in fair value in current earnings. As such, unrealized gains and losses on CFS securities, as well as realized gains and losses on all investment securities, are included in investment and other income (loss) in the consolidated statements of operations. The following table provides a summary of investment securities owned as of June 30, 2012 and December 31, 2011:

	June 30, 2012
(in thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
Funds
Equity	$193,370	$2,222	$(13,575)	$182,017
Fixed income	89,847	124	(2,842)	87,129
Convertible	43,477	90	(2,113)	41,454
Other	1,610	46	(261)	1,395
Total available-for-sale securities	$328,304	$2,482	$(18,791)	$311,995
CFS securities:
Funds
Equity	$3,004	$573	$—	$3,577
Common stock	56	65	—	121
Total CFS securities	$3,060	$638	$—	$3,698
Total investment securities				$315,693

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

	December 31, 2011
(in thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
Funds
Equity	$179,686	$8,703	$(15,052)	$173,337
Fixed income	88,329	14	(4,566)	83,777
Convertible	47,481	9,801	(678)	56,604
Other	1,556	27	(337)	1,246
Total available-for-sale securities	$317,052	$18,545	$(20,633)	$314,964
CFS securities:
Funds
Equity	$3,004	$399	$—	$3,403
Common stock	55	74	—	129
Total CFS securities	$3,059	$473	$—	$3,532
Total investment securities				$318,496

Of the $315.6 million and $318.4 million investments in Funds at June 30, 2012 and December 31, 2011, respectively, $270.7 million and $276.1 million were invested in affiliated funds.

The aggregate fair value of available-for-sale investment securities that was in an unrealized loss position at June 30, 2012 and December 31, 2011 was $274.3 million and $252.2 million, respectively. As of June 30, 2012, the cumulative losses on securities that had been in a continuous loss position for 12 months or longer totaled $5.0 million.

At June 30, 2012 and December 31, 2011, the Company believes that the unrealized losses attributed to its fund investments are only temporary in nature, as these losses are a result of short-term declines in the net asset value of the funds. Further, the Company has the intent and ability to hold these securities for a period of time sufficient to allow for recovery of the market value.

The table below summarizes information on available-for-sale securities as well as the change in unrealized gains and losses on CFS securities for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
(in thousands)
Available-for-sale securities:
Proceeds from sale	$—	$83,975	$276,516	$96,081
Gross realized gains on sales	$—	$12,631	$26,440	$14,368

CFS securities:
Change in unrealized gains (losses)	$(296)	$(99)	$165	$504

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

The tables below summarize the tax (provision) benefit on unrealized gains and gains reclassified out of accumulated other comprehensive income on available-for-sale securities for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30, 2012			Three Months Ended June 30 , 2011
(in thousands)	Before-Tax Amount	Tax (Provision) Benefit	After-Tax Amount	Before-Tax Amount	Tax (Provision) Benefit	After-Tax Amount
Available-for-sale securities:
Changes in unrealized gains (losses)	$(17,033)	$1,388	$(15,645)	$4,835	$(391)	$4,444
Reclassification adjustment for realized gains included in income	—	—	—	(17,183)	1,389	(15,794)
Other comprehensive loss	$(17,033)	$1,388	$(15,645)	$(12,348)	$998	$(11,350)

	Six Months Ended June 30, 2012			Six Months Ended June 30 , 2011
(in thousands)	Before-Tax Amount	Tax (Provision) Benefit	After-Tax Amount	Before-Tax Amount	Tax (Provision) Benefit	After-Tax Amount
Available-for-sale securities:
Changes in unrealized gains	$6,354	$(519)	$5,835	$20,379	$(1,675)	$18,704
Reclassification adjustment for realized gains included in income	(20,574)	1,679	(18,895)	(18,848)	1,525	(17,323)
Other comprehensive income (loss)	$(14,220)	$1,160	$(13,060)	$1,531	$(150)	$1,381

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

The fair value of option contracts is reported in derivative assets and derivative liabilities in the consolidated statements of financial condition. Net gains and losses on these contracts are reported in investment and other income (loss) in the consolidated statements of operations with net losses of $108,000 and $2.5 million for the quarter ended June 30, 2012 and 2011, respectively. Net losses of $8.2 million and $8.6 million were recorded for the six months ended June 30, 2012 and 2011, respectively. The Company is using these derivatives for risk management purposes but has not designated the contracts as hedges for accounting purposes.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

(5) Partnership Investments

Presented below are the underlying assets and liabilities of Calamos International Growth Fund LP that the Company reports on a net consolidated basis, as well as partnership investments that the Company accounts for under the equity method. These investments are presented collectively as partnership investments, net in the consolidated statements of financial condition as of June 30, 2012 and December 31, 2011.

(in thousands)	June 30, 2012	December 31, 2011
Consolidated partnership:
Securities owned	$12,323	$11,471
Cash and cash equivalents	252	651
Other current assets	312	64
Accrued expenses and other current liabilities	(314)	(127)
Total	12,573	12,059
Equity method investment in partnerships	21,550	20,997
Partnership investments, net	$34,123	$33,056

(6) Fair Value Measurements

The Company utilizes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows: Level 1 — observable inputs such as quoted prices for identical assets and liabilities in active markets; Level 2 — inputs, other than the quoted prices in active markets, that are observable either directly or indirectly (including quoted prices of similar securities, interest rates, credit risk, etc.); and Level 3 — unobservable inputs in which there is little or no market data, and require the reporting entity to develop its own assumptions. For each period presented, the Company did not have any assets or liabilities measured at fair value using Level 3 measurements. Transfers between levels are measured at the end of the reporting period. As of June 30, 2012, the Company transferred $7.7 million of foreign securities from Level 1 to Level 2. These transfers were due to the Company now using applied factors that utilize a systematic fair valuation model on securities that trade on certain foreign exchanges. The Company had no additional transfers between levels during the reporting periods.

Investments are presented in the consolidated financial statements at fair value in accordance with GAAP. Investments in open-end funds are stated at fair value based on end of day published net asset values of shares owned by the Company. Investments in securities traded on a national securities exchange are stated at the last reported sales price on the day of valuation. Foreign securities trading on foreign exchanges or over-the-counter markets may be valued utilizing a valuation model provided by an independent pricing service to reflect the impact of movement in the U.S. market after the foreign markets close. Other securities, including derivatives, traded in the over-the-counter market and listed securities for which no sale was reported on that date are stated at the last quoted bid price. However, call options written are reported at the last quoted ask price. Other securities for which quotations are not readily available are valued at fair value based on observable inputs such as market prices for similar instruments as validated by third party pricing agencies and the Company’s prime broker.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

The following tables provide the hierarchy of inputs used to derive the fair value of the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, respectively.
		Fair Value Measurements Using
(in thousands) Description	June 30, 2012	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)
Cash and cash equivalents
Money market funds	$5,168	$5,168	$—
Investment securities (Note 3)
Funds
Equity	185,594	185,594	—
Fixed income	87,129	87,129	—
Convertible	41,454	41,454	—
Other	1,395	1,395	—
Total Funds	315,572	315,572	—
Common stock	121	121	—
Investment securities	315,693	315,693	—
Derivative assets (Note 4)
Exchange-traded put option contracts	113	113	—

Securities owned by the partnership (Note 5)
Common stocks	12,323	4,413	7,910
Short term investments	252	252	—
	12,575	4,665	7,910
Total	$333,549	$325,639	$7,910

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

		Fair Value Measurements Using
(in thousands) Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)
Cash and cash equivalents
Money market funds	$3,983	$3,983	$—
Investment securities (Note 3)
Funds
Equity	176,740	176,740	—
Fixed income	83,777	83,777	—
Convertible	56,604	56,604	—
Other	1,246	1,246	—
Total Funds	318,367	318,367	—
Common stock	129	129	—
Investment securities	318,496	318,496	—

Derivative assets (Note 4)
Exchange-traded put option contracts	1,018	1,018	—

Derivative liabilities (Note 4)
Exchange-traded call option contracts	(3,844)	(3,844)	—

Securities owned by the partnership (Note 5)
Common stocks	11,471	11,261	210
Fixed income	626	—	626
	12,097	11,261	836
Securities sold but not yet purchased of the partnership (Note 5)
Common stocks	(72)	(72)	—
Exchange-traded call option contracts	(31)	(31)	—
	(103)	(103)	—
Total	$331,647	$330,811	$836

The fair value of long-term debt, not measured at fair value in the consolidated financial statements, was $110.8 and $109.6 million, respectively at June 30, 2012 and December 31, 2011. The carrying value was $92.1 million at June 30, 2012 and December 31, 2011. These fair value estimates are calculated using discounted cash flows based on the Company’s incremental borrowing rates for the debt and market inputs for similar bonds at the measurement date, and are Level 2 inputs within the fair value hierarchy.

The carrying value of all other financial instruments approximates fair value due to the short maturities of these financial instruments.

(7) Loans Payable

The Company has access to margin loans for the settlement of call options, as well as an additional source of liquidity. The interest rates that can be charged on margin loans range from 1.75% to 2.50% per annum, based on the Company’s average debt balance and brokerage firm’s lending rate. These loans are due on demand. The Company can borrow up to 70% of its marginable securities on deposit with its brokerage firm. The Company had no margin loan balances outstanding at June 30, 2012 and December 31, 2011.

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

During the six months ended June 30, 2012, the Company granted 604,917 RSUs and there were 60,004 RSUs forfeited. During the same period, the Company granted no stock options and there were 14,620 stock options forfeited.

During the six months ended June 30, 2012, 300,141 RSUs vested with 69,025 units withheld for taxes and 231,116 RSUs converted into an equal number of shares of CAM’s Class A common stock. The total intrinsic value and the fair value of the converted shares was $2.9 million. The total tax benefit realized in connection with the vesting of the RSUs during the six months ended June 30, 2012 was $335,000, as the Company receives tax benefits based upon the portion of Calamos Investments’ expense that it recognizes.

During the six months ended June 30, 2012 and 2011, compensation expense recorded in connection with the RSUs and stock options was $3.8 million for both periods, of which $842,000 and $821,000 during the six months ended June 30, 2012 and 2011, respectively, was credited as additional paid-in capital after giving effect to the non-controlling interests. The amount of deferred tax asset created was $312,000 and $304,000 during the six months ended June 30, 2012 and 2011, respectively. As of June 30, 2012, $17.9 million of total unrecognized compensation expense related to unvested stock option and RSU awards is expected to be recognized over a weighted-average period of 4.0 years.

(9) Non-operating Income (Loss)

Non-operating income (loss) was comprised of the following components for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
(in thousands)
Interest income	$96	$53	$184	$122
Interest expense	(1,504)	(1,662)	(3,008)	(3,626)
Net interest expense	(1,408)	(1,609)	(2,824)	(3,504)

Investment income (loss)	(2,574)	9,934	19,624	7,449
Dividend income	791	779	1,576	1,600
Miscellaneous other income	69	66	156	103
Investment and other income (loss)	(1,714)	10,779	21,356	9,152
Non-operating income (loss)	$(3,122)	$9,170	$18,532	$5,648

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)
(10) Income Taxes

Calamos Investments is subject to certain income-based state taxes; therefore, income taxes reflect not only the portion attributed to CAM stockholders but also a portion of income taxes attributable to non-controlling interests.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
(in thousands)
Income tax provision	$4,281	$4,050	$8,565	$6,957
Income tax provision attributable to non-controlling interest in Calamos Investments	(122)	(119)	(194)	(272)
Income taxes attributable to CAM	4,159	3,931	8,371	6,685
Net income attributable to CAM	1,814	6,693	8,853	11,325
Income before taxes attributable to CAM	$5,973	$10,624	$17,224	$18,010
CAM’s effective income tax rate	69.6%	37.0%	48.6%	37.1%

As of December 31, 2011, the Company’s capital loss carryforward was $27.6 million, of which $21.8 million will expire in 2013 and $5.8 million will expire in 2014, if not used before the expiration dates. During the second quarter the Company recorded a $1.9 million valuation allowance on the deferred tax asset, related to this capital loss carryforward, to reduce the deferred tax asset to an amount that is more likely than not to be realized. In determining the valuation allowance the Company used historical and forecasted future realized and unrealized gains and losses on its investment, ongoing tax planning strategies, and forecasts of future taxable income. Each quarter the Company re-evaluates its estimate related to the valuation allowance, including its assumptions about future taxable income. As of June 30, 2012, the Company’s valuation allowance on this deferred tax asset was $7.1 million. Excluding the deferred tax valuation allowance, our effective income tax rate would be 37.8% and 37.6% for the second quarter and first six months ended June 30, 2012.

(11) Earnings Per Share

The following table reflects the calculation of basic and diluted earnings per share:
(in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Earnings per share – basic
Earnings available to common shareholders	$1,814	$6,693	$8,853	$11,325
Weighted average shares outstanding	20,343	20,125	20,288	20,080
Earnings per share – basic	$0.09	$0.33	$0.44	$0.56

Earnings per share – diluted
Earnings available to common shareholders	$1,814	$6,693	$8,853	$11,325
Weighted average shares outstanding	20,343	20,125	20,288	20,080
Dilutive impact of restricted stock units	460	490	425	465
Weighted average diluted shares outstanding	20,803	20,615	20,713	20,545
Earnings per share – diluted	$0.09	$0.32	$0.43	$0.55

When dilutive, diluted shares outstanding are calculated (a) assuming that Calamos Interests exchanged all of their ownership interest in Calamos Investments and their CAM Class B common stock for shares of CAM’s Class A common stock (the Exchange) and (b) including the effect of outstanding dilutive equity incentive compensation awards. As of June 30, 2012 and 2011, the impact of the Exchange was anti-dilutive and, therefore, excluded from the calculation of diluted earnings per share.

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

The following table shows the number of shares which were excluded from the computation of diluted earnings per share as they were anti-dilutive:
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Exchange of Calamos Interests’ ownership in Calamos Investments for shares of Class A common stock	40,993,210	48,384,017	40,993,210	48,384,017
Stock options	2,330,443	2,356,455	2,330,443	2,356,455
Total	43,323,653	50,740,472	43,323,653	50,740,472

The maximum number of shares of Class A common stock that could be issued to the Calamos Interests upon exchange is 71,931,185 as of June 30, 2012.

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

In June 2011, the FASB issued new guidance that requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. An entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The Company has elected the two separate but consecutive statements approach with the

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

adoption of this guidance. This guidance is effective and was adopted by the Company during the first quarter of this year.

In May 2011, the FASB issued new guidance to clarify the application of existing fair value measurement requirements and to change particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. This guidance is effective and was adopted by the Company during the first quarter of this year. The adoption of this guidance has resulted in the Company reporting the level in the fair value hierarchy and the observable inputs required for the calculation of the fair value of the Company’s long-term debt.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a firm of 342 full-time associates that primarily provides investment advisory services to institutions and individuals, managing $33.4 billion in assets as of June 30, 2012. Our operating results fluctuate primarily due to changes in the total value and composition of our assets under management. The value and composition of our assets under management are, and will continue to be, influenced by a variety of factors including: purchases and redemptions of shares of open-end funds; net inflows into and withdrawals from separate accounts that we manage; fluctuations in the financial markets around the world that result in appreciation or depreciation of assets under management; and the number and types of our investment strategies and products.

We market our investment strategies to our clients through a variety of products designed to suit their investment needs. We currently categorize the portfolios that we manage within four investment product types captured in our Funds and separate accounts. The following table lists our assets under management by product as of June 30, 2012 and 2011.

	June 30 ,
(in millions)	2012	2011
Funds
Open-end funds	$20,081	$22,911
Closed-end funds	5,388	5,557
Total Funds	25,469	28,468
Separate Accounts
Institutional accounts	5,650	6,239
Managed accounts	2,265	2,645
Total separate accounts	7,915	8,884
Total Assets Under Management	$33,384	$37,352

Our revenues are substantially comprised of investment management fees earned under contracts with Funds and separate accounts that we manage. Our revenues are also comprised of distribution and underwriting fees, including asset-based distribution and/or service fees received pursuant to Rule 12b-1 plans. Investment management fees and distribution and underwriting fees may fluctuate based on a number of factors including: the total value and composition of our assets under management; market appreciation and depreciation on investments; the level of net inflows and outflows, which represent the sum of new and existing client funding, withdrawals and terminations; and purchases and redemptions of open-end fund shares. The mix of assets under management among our investment products impacts our revenues as our fee schedules vary by product.

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

Operating Results

Second Quarter and Six Months Ended June 30, 2012 Compared to Second Quarter and Six Months Ended June 30, 2011

Assets Under Management

Assets under management decreased by $4.0 billion, or 11%, to $33.4 billion as of June 30, 2012 from $37.4 billion as of June 30, 2011. Our assets under management consisted of 76% Funds and 24% separate accounts as of June 30, 2012 and 2011.

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2012	2011	Amount	Percent	2012	2011	Amount	Percent
(in millions)
Funds
Beginning assets under management	$27,435	$29,081	$(1,646)	(6)%	$25,045	$27,352	$(2,307)	(8)%
Net (redemptions) purchases	(540)	(218)	(322)	*	(572)	128	(700)	*
Market appreciation (depreciation)	(1,426)	(395)	(1,031)	*	996	988	8	1
Ending assets under management	25,469	28,468	(2,999)	(11)	25,469	28,468	(2,999)	(11)
Average assets under management	26,008	28,803	(2,795)	(10)	26,354	28,586	(2,232)	(8)
Institutional
Beginning assets under management	6,291	6,179	112	2	5,505	5,559	(54)	(1)
Net (redemptions) purchases	(261)	169	(430)	*	(20)	423	(443)	*
Market appreciation (depreciation)	(380)	(109)	(271)	*	165	257	(92)	(36)
Ending assets under management	5,650	6,239	(589)	(9)	5,650	6,239	(589)	(9)
Average assets under management	5,954	6,294	(340)	(5)	5,943	6,037	(94)	(2)
Managed Accounts
Beginning assets under management	2,491	2,701	(210)	(8)	2,227	2,503	(276)	(11)
Net redemptions	(50)	(44)	(6)	14	(95)	(26)	(69)	*
Market appreciation (depreciation)	(176)	(12)	(164)	*	133	168	(35)	(21)
Ending assets under management	2,265	2,645	(380)	(14)	2,265	2,645	(380)	(14)
Average assets under management	2,358	2,706	(348)	(13)	2,354	2,645	(291)	(11)
Total Assets Under Management
Beginning assets under management	36,217	37,961	(1,744)	(5)	32,777	35,414	(2,637)	(7)
Net (redemptions) purchases	(851)	(93)	(758)	*	(687)	525	(1,212)	*
Market appreciation (depreciation)	(1,982)	(516)	(1,466)	*	1,294	1,413	(119)	(8)
Ending assets under management	33,384	37,352	(3,968)	(11)	33,384	37,352	(3,968)	(11)
Average assets under management	$34,320	$37,803	$(3,483)	(9)%	$34,651	$37,268	$(2,617)	(7)%
*	Not meaningful.

Net redemptions in our Funds were $540 million in the second quarter of 2012, compared to net redemptions of $218 million in the second quarter of 2011. Net redemptions for the quarter were primarily a result of net redemptions in our Growth Fund, Convertible Fund and Growth and Income Fund. Excluding net redemptions in these funds would result in net sales for the quarter. Net sales were strongest in our global and international strategies, which had net sales of $164 million in the second quarter of 2012. Market depreciation in all of our Funds totaled $1.4 billion in the second quarter of 2012 an increase of $1.0 billion from depreciation of $395 million in the second quarter of 2011.

Net redemptions in our Funds were $572 million for the first six months of 2012 and represent an unfavorable change of $700 million from net purchases of $128 million in the first six months of 2011. The increase in net redemptions for the first six months compared to prior year was also primarily a result of net redemptions in our Growth Fund, Convertible Fund and Growth and Income Fund. Excluding net redemptions in these funds would result in net sales for the six months of 2012. Net sales were strongest in our global and international strategies, which had net sales of $573 million in the first six months of 2012. Market appreciation in all of our Funds totaled $1.0 billion in the first six months of 2012 and $1.0 billion in the first six months of 2011.

Separate accounts, which represent institutional and managed accounts, combined net redemptions were $311 million and $115 million in the second quarter and first six months of 2012, respectively, compared to net purchases of $125 million and $397 million in the second quarter and first six months of 2011. Separate accounts combined market depreciation was $556 million and market appreciation was $298 million in the second quarter and first six months of 2012, respectively, compared to market depreciation of $121 million and market appreciation of $425 million during the second quarter and first six months of 2011.

Financial Overview

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2012	2011	Amount	Percent	2012	2011	Amount	Percent
(in thousands, except margin)
Operating income	$28,937	$39,348	$(10,411)	(26)%	$59,990	$76,663	$(16,673)	(22)%
Operating margin	35.0%	42.3%	(7.3)%	(17)%	35.7%	41.8%	(6.1)%	(15)%
Net income attributable to Calamos Asset Management, Inc.	$1,814	$6,693	$(4,879)	(73)%	$8,853	$11,325	$(2,472)	(22)%

Operating income for the second quarter of 2012 of $28.9 million, decreased by $10.4 million or 26% from the second quarter of 2011. Operating margin for the second quarter of 2012 decreased to 35.0% from 42.3% from the second quarter of 2011. Operating income for the first six months of 2012 decreased by 22% to $60.0 million from $76.7 million for the same period a year ago. Operating margin was 35.7% for the first six months of 2012, a decline from 41.8% for the first six months of 2011.

In order to grow assets under management, we engage in distribution and underwriting activities, principally with respect to our family of open-end funds. When analyzing our business, we consider the result of these distribution activities on a net revenue basis as they are typically a result of a single open-end fund share purchase. Generally accepted accounting principles in the United States (GAAP) requires that we present these activities on a gross revenue basis, thus resulting in a reduction to our overall operating margin, as the margin on distribution activities is lower than the margins on the remainder of our business. While we do not adjust our margin for these activities on a net revenue basis, we believe the margin table below is useful to understanding the impact of distribution activities on our margin.

The following table summarizes the net distribution fee margin for the second quarter and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011
(in thousands)
Distribution and underwriting fees	$17,254	$21,943	$35,760	$44,055
Distribution expenses	(15,288)	(18,276)	(31,360)	(36,509)
Amortization of deferred sales commissions	(1,266)	(1,450)	(2,675)	(3,198)
Net distribution fees	$700	$2,217	$1,725	$4,348

Net distribution fee margin	4%	10%	5%	10%

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

Revenues

Total revenues decreased by $10.2 million, or 11%, to $82.7 million for the second quarter of 2012 from $92.9 million for the second quarter of 2011. Total revenues decreased by $15.5 million, or 8%, to $168.0 million for the first six months of 2012 from $183.5 million for the first six months of 2011. The decreases were primarily due to lower investment management fees and distribution and underwriting fees, as can be seen in the table below:

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2012	2011	Amount	Percent	2012	2011	Amount	Percent
(in thousands)
Investment management fees	$64,661	$70,136	$(5,475)	(8)%	$130,648	$137,744	$(7,096)	(5)%
Distribution and underwriting fees	17,254	21,943	(4,689)	(21)	35,760	44,055	(8,295)	(19)
Other	761	845	(84)	(10)	1,544	1,673	(129)	(8)
Total revenues	$82,676	$92,924	$(10,248)	(11)%	$167,952	$183,472	$(15,520)	(8)%

Investment management fees decreased 8% in the second quarter of 2012 compared to the second quarter of 2011, which was primarily due to a $3.5 billion, or 9%, decrease in average assets under management for the same periods. Investment management fees from open-end funds decreased to $40.3 million for the second quarter of 2012, from $44.7 million for the second quarter of 2011, driven by a $2.6 billion decrease in open-end fund average assets under management. Investment management fees from our closed-end funds decreased to $12.2 million for the second quarter of 2012 from $12.6 million for the second quarter of 2011, due to a $163 million decrease in closed-end fund average assets under management. Investment management fees from our separately managed accounts were $12.1 million for the second quarter of 2012 a decrease from $12.8 million for the second quarter of 2011. Investment management fees that we earned as a percentage of average assets under management were 0.76% for the second quarter of 2012 compared to 0.74% for the second quarter of 2011.

Investment management fees decreased 5% in the first six months of 2012 compared to the first six months of 2011 primarily due to a $2.6 billion, or 7%, decrease in average assets under management for the same periods. Investment management fees from open-end funds decreased to $81.7 million for the first six months of 2012, from $88.1 million for the first six months of 2011, driven by a $2.2 billion decrease in open-end fund average assets under management. Investment management fees from our closed-end funds were flat at $24.7 million for the first six months of 2012 compared to the first six months of 2011, as a result of minimal change in closed-end fund average assets under management for those periods. Investment management fees from our separately managed accounts were $24.3 million for the first six months of 2012 a decrease from $24.9 million for the first six months of 2011. Investment management fees that we earned as a percentage of average assets under management were 0.76% for the first six months of 2012 compared to 0.75% for the first six months of 2011.

Distribution and underwriting fees decreased by 21% in the second quarter of 2012 compared to the second quarter of 2011, partially due to a decrease of 11% in our average open-end fund assets for the same periods. Distribution and underwriting fees decreased by 19% in the first six months of 2012 compared the first six months of 2011, partially due to a decrease of 9% in our average open-end fund assets for the same periods. The decreases in distribution and underwriting fees were also due to a shift in open-end fund assets from Class A, B and C shares to Class I shares. More open-end fund investors are choosing to compensate their financial advisors through fee based models, increasing the demand for and a shift in assets toward our Class I shares. Because we do not collect distribution fees from Class I shares, our distribution revenue has decreased with this shift in assets.

Operating Expenses

Operating expenses increased by $163,000 and $1.2 million for the second quarter and first six months of 2012, respectively, reflecting increases in employee compensation and benefits expenses, marketing and sales promotion expenses, and general and administrative expenses. These increases were partially offset by decreases in distribution expenses and amortization of deferred sales commissions.

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2012	2011	Amount	Percent	2012	2011	Amount	Percent
(in thousands)
Employee compensation and benefits	$20,942	$20,209	$733	4%	$43,145	$40,841	$2,304	6%
Distribution expenses	15,288	18,276	(2,988)	(16)	31,360	36,509	(5,149)	(14)
Amortization of deferred sales commissions	1,266	1,450	(184)	(13)	2,675	3,198	(523)	(16)
Marketing and sales promotion	5,528	4,691	837	18	9,954	8,130	1,824	22
General and administrative	10,715	8,950	1,765	20	20,828	18,131	2,697	15
Total operating expenses	$53,739	$53,576	$163	-	$107,962	$106,809	$1,153	1

Employee compensation and benefits expense increased by $733,000 and $2.3 million for the second quarter and first six months of 2012, respectively, when compared to the second quarter and first six months of 2011. These increases are mostly attributable to increases in salary expense and accruals for performance-based incentive compensation partially offset by lower equity compensation in the second quarter. The increases are due to increases in the number of associates we employ and our investment into more distribution and client focused personnel.

Distribution expenses decreased by $3.0 million and $5.1 million for the second quarter and first six months of 2012, respectively, when compared to the second quarter and first six months of 2011. The decreases were due to a reduction in average assets under management for open-end funds of 11% and 9% for the second quarter and first six months of 2012, respectively, and a continued shift of average open-end fund assets to Class I shares which do not result in distribution expenses. These decreases were partially offset by increases in distribution expenses as a result of an increase in the average Class C shares assets older than one year. As Class C shares age past one year, the associated distribution fees are paid to broker-dealers and other intermediaries. As such, increases in the average Class C share assets older than one year results in an increase in distribution expenses.

Amortization of deferred sales commissions decreased by $184,000 and $523,000 for the second quarter and first six months of 2012, respectively, when compared to the second quarter and first six months of 2011, due to the increase in the average Class C share assets older than one year. As mentioned earlier, once Class C shares age past one year they are no longer retained and amortized, but paid to broker-dealers and other intermediaries and recorded as distribution expenses. Hence, the aging of Class C shares reduces amortization of deferred sales commission, but increases distribution expenses.

Marketing and sales promotion increased by $837,000 and $1.8 million for the second quarter and first six months of 2012, respectively, when compared to the second quarter and first six months of 2011, largely the result of an increase in waived fund expenses which limit the annual ordinary operating expenses of each fund, and an increase in marketing and sales promotion expenses due to our increase spending to build awareness around our investment strategies. These increases were partially offset by a decrease in supplemental distribution payments to distribution intermediaries. Supplemental distribution payments are positively correlated with the levels of open-end fund assets that we manage.

General and administrative expenses increased by $1.8 million and $2.7 million for the second quarter and first six months of 2012, respectively, when compared to the second quarter and first six months of 2011. Many offsetting factors gave rise to the net increases in expenses during the periods. However, the main drivers to the increases for the quarter are travel expenses and professional services expenses related to outsourcing and recruiting; and for the first six months of 2012 travel expenses, professional services expenses, client reimbursement expenses related to trade correction expenses, and software maintenance.

Non-operating Activities, Net of Non-controlling Interest in Partnership Investments

Non-operating income (loss), net of non-controlling interest in partnerships decreased by $11.2 million and increased by $12.4 million for the second quarter and first six months of 2012, respectively, when compared to the second quarter and first six months of 2011. The decrease in the second quarter of 2012 was due to a decrease in investment income, net of losses on option contracts, of $12.5 million when compared to the second quarter of 2011. The increase in the first six months of 2012 was due to an increase in investment income of $12.2 million when compared to the first six months of 2011. Increases in investment income in the first six months of 2012 were a result of realized gains on our investments, as part of our tax harvesting strategy. Option contracts are used to hedge our corporate investment portfolio.

The following table summarizes our non-operating activities, net of non-controlling interest in partnership investments for the second quarter and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
(in thousands)
Interest income	$96	$53	$43	$184	$122	$62
Interest expense	(1,504)	(1,662)	158	(3,008)	(3,626)	618
Net interest expense	(1,408)	(1,609)	201	(2,824)	(3,504)	680

Investment income (loss)	(2,574)	9,934	(12,508)	19,624	7,449	12,175
Dividend income	791	779	12	1,576	1,600	(24)
Miscellaneous other income	69	66	3	156	103	53
Investment and other income (loss)	(1,714)	10,779	(12,493)	21,356	9,152	12,204
Non-operating income (loss)	(3,122)	9,170	(12,292)	18,532	5,648	12,884
Net (income) loss attributable to non-controlling interest in partnership investments	1,092	—	1,092	(514)	(5)	(509)
Non-operating income (loss), net of non- controlling interest in partnership investments	$(2,030)	$9,170	$(11,200)	$18,018	$5,643	$12,375

The following table provides a summary of the returns that we generated from our corporate investment portfolio. This table combines the investment and dividend income as reported in our statement of operations with the change in fair value of our investment securities that are recorded in accumulated other comprehensive income, a component of stockholders' equity, for the second quarter and six months ended June 30, 2012:

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Non-Operating Loss, net	Change in Accumulated Other Comprehensive Loss	Total	Non-Operating Income, Net	Change in Accumulated Other Comprehensive Loss	Total
(in thousands)
Funds and common stock	$(297)	$(17,033)	$(17,330)	$26,604	$(14,220)	$12,384
Partnership investments	(2,169)	—	(2,169)	1,238	—	1,238
Equity option contracts	(108)	—	(108)	(8,218)	—	(8,218)
Investment income (loss)	(2,574)	(17,033)	(19,607)	19,624	(14,220)	5,404
Dividend income	791		791	1,576		1,576
Non-controlling interest in partnership investments	1,092		1,092	(514)		(514)
Investment portfolio results	$(691)		$(17,724)	$20,686		$6,466
Less: Non-controlling interest in Calamos Investments LLC		13,278			11,081
Deferred income taxes		1,388			1,160
Change in accumulated other comprehensive loss		$(2,367)			$(1,979)

Our investment portfolio lost $17.7 million, or 5.0%, and returned $6.5 million, or 2.0%, in the second quarter and first six months of 2012, respectively. The second quarter results primarily reflect unrealized losses from investment securities. The six months results primarily reflect realized gains from investment securities, partially offset by unrealized losses from investment securities and realized losses on option contracts used to hedge market value fluctuations in the corporate investment portfolio.

Income Tax Provision

Calamos Investments LLC (Calamos Investments) is subject to certain income-based state taxes; therefore, income taxes reflect not only the portion attributed to us but also income taxes attributable to non-controlling interests. Our effective income tax rate for the second quarter and first six months of 2012 was approximately 69.6% and 48.6%, respectively, compared to 37.0% and 37.1% for the second quarter and first six months of 2011. The second quarter and first six months of 2012 effective tax rates include the impact of an increase in the deferred tax valuation allowance of $1.9 million, to reduce our deferred income tax assets to an amount that is more likely than not to be realized. Excluding the deferred tax valuation allowance, our effective income tax rate would be 37.8% and 37.6% for the second quarter and first six months ended June 30, 2012.

Net Income

Net income attributable to CAM was $1.8 million and $8.9 million for the second quarter and first six months of 2012, respectively, compared to $6.7 million and $11.3 million for the second quarter and first six months of 2011. Non-GAAP net income attributable to CAM was $6.0 million and $12.2 million for the second quarter and first six months of 2012, respectively, compared to $7.4 million and $14.5 million for the second quarter and first six months of 2011. See “Supplemental Non-GAAP Financial Measures” of the MD&A below for descriptions of non-GAAP financial measures and a reconciliation of non-GAAP financial measures to GAAP financial measures.

The Calamos Interests has reserved the right to exchange their interest in Calamos Investments for newly issued Class A common shares. At the time of exchange, the Calamos Interests would be granted Class A common shares with a value equal to the fair value of their ownership in Calamos Investments. The method for determining the number of shares the Calamos Interests receive upon exchange is described in Section 3 (c) (ii) of Article IV of the Second Amended and Restated Certificate of Incorporation of CAM. Based upon the number of outstanding shares of Class A common stock at June 30, 2012, and excluding the value of assets we own other than our 22.1% interest in Calamos Investments, such exchange would result in the Calamos Interests receiving 77.9% of CAM’s then outstanding Class A common stock.

Following a complete exchange of the Calamos Interests’ 77.9% ownership interest in Calamos Investments for newly issued Class A common stock, net income attributable to non-controlling interests in Calamos Investments would no longer be presented as a separate line item within our consolidated statement of operations because we would then own 100% of Calamos Investments.

Supplemental Non-GAAP Financial Measures

We provide investors with certain adjusted, non-GAAP financial measures including non-GAAP net income attributable to CAM and non-GAAP diluted earnings per share. These non-GAAP financial measures are provided to supplement our consolidated financial statements presented on a GAAP basis. These non-GAAP financial measures adjust GAAP financial measures to include the tax benefit from amortization of deferred taxes on intangible asset and to exclude the increase in deferred tax valuation adjustment and CAM’s non-operating income (loss), net of taxes. We believe these adjustments are appropriate to enhance an overall understanding of our operating financial performance, as well as to facilitate comparisons with our historical earnings results. These adjustments to our GAAP results are made with the intent of providing investors a more complete understanding of our underlying earnings results and trends and our marketplace performance. In addition, these non-GAAP financial measures are among the primary indicators management uses as a basis of managing our business.

The presentation of this additional information is not meant to be considered in isolation or as a substitute for the directly comparable financial measures prepared in accordance with GAAP. Investors should review the reconciliations of the non-GAAP financial measures to their most directly comparable GAAP financial measures as provided in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,

(in thousands)	2012	2011	2012	2011
Net income attributable to CAM	$1,814	$6,693	$8,853	$11,325
Adjustments:
Deferred tax amortization on intangible assets	1,979	1,979	3,958	3,958
Increase in deferred tax valuation allowance	1,900	-	1,900	-
Non-operating (income) loss, net of taxes	279	(1,263)	(2,487)	(780)
Non-GAAP net income attributable to CAM	$5,972	$7,409	$12,224	$14,503
Diluted – Weighted average shares outstanding	20,802,688	20,614,941	20,713,171	20,545,099

Diluted earnings per share	$0.09	$0.32	$0.43	$0.55
Non – GAAP diluted earnings per share	$0.29	$0.36	$0.59	$0.71

Non-GAAP net income attributable to CAM is calculated by adjusting the following items from GAAP net income attributable to CAM:

(i)	amortization of deferred taxes on intangible assets associated with the election under section 754 of the Internal Revenue Code of 1986, as amended (Section 754 election);

(ii)	increase in deferred tax valuation allowance; and

(iii)	CAM’s non-operating income (loss), net of taxes.

Non-GAAP diluted earnings per share is calculated by dividing (i) Non-GAAP net income attributable to CAM by (ii) diluted weighted average shares outstanding.

The deferred tax assets from the Section 754 election allows for a quarterly reduction of $2.0 million in future income taxes owed by us through 2019, to the extent that a tax payable exists during the quarter. As a result, this cash savings will accrue solely for the benefit of the shareholders of CAM’s common stock. We believe that adjusting this item from the calculation of the above non-GAAP items can be a useful measure in allowing investors to see our performance. The change in the allowance on the deferred tax asset is excluded from the above non-GAAP items as it may fluctuate in future periods affecting prior period comparisons. Non-operating income (loss) is excluded from the above non-GAAP items as it can distort comparisons between periods. As noted above, we believe that measures excluding these items are useful in analyzing operating trends and allows for more comparability between periods, which may be useful to investors.

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

The following table summarizes our principal sources of liquidity as of June 30, 2012 and December 31, 2011:

(in thousands)	June 30, 2012	December 31, 2011	Increase (Decrease)
Cash and cash equivalents	$118,310	$102,166	$16,144
Investment securities	315,693	318,496	(2,803)
Derivatives, net	113	(2,826)	2,939
Partnership investments, net of non-controlling interests	21,575	21,022	553
Total corporate investment portfolio	$455,691	$438,858	$16,833

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

Calamos Investments is the borrower of our $92.1 million in long-term debt. Calamos Investments was in compliance with all financial covenants as of June 30, 2012 and December 31, 2011. Calamos Investments currently has an investment-grade BBB+ rating from Standard & Poor’s.

The following is a summary of our covenant compliance as of June 30, 2012 with the defined terms and covenants having the same meanings set forth under our amended note purchase agreements:

Covenant	Results as of June 30, 2012
EBITDA/interest expense — not less than 3.0	22.95
Debt/EBITDA — not more than 2.75	0.67
Investment coverage ratio — not less than 1.175	4.22
Net worth — not less than $160 million	$306 million

The following tables summarize key data relating to our liquidity and capital resources:

(in thousands)	June 30, 2012	December 31, 2011
Statements of financial condition data:
Cash and cash equivalents	$118,310	$102,166
Receivables	28,966	28,527
Investment securities and derivatives, net	315,806	315,670
Partnership investments, net of non-controlling interest	21,575	21,022
Deferred tax assets, net	59,971	65,518
Deferred sales commissions	3,864	5,444
Long-term debt	92,115	92,115

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

Cash flows for the six months ended June 30, 2012 and 2011 are shown below:

	June 30 ,
(in thousands)	2012	2011
Cash flow data:
Net cash provided by operating activities	$54,977	$67,987
Net cash provided by (used in) investing activities	2,718	(11,041)
Net cash used in financing activities	(41,551)	(76,412)

Net cash provided by operating activities totaled $55.0 million for the six months ended June 30, 2012. These net cash flows are primarily attributable to investment management and distribution and underwriting fees generated by core business activities, partially offset by staff, distribution, and other operating expenses.

Net cash provided by investing activities totaled $2.7 million for the six months ended June 30, 2012. The net cash provided by investing activities primarily represents the liquidation of one of our sponsored funds resulting in net cash inflows of $17.0 million, partially offset by net cash outflows on our derivatives of $11.2 million, which are used as economic hedges against the equity price risk in our investment portfolio. The remaining sales and re-purchases of investing activities resulted in little change in cash provided by investing activities. These sales and re-purchases of investments were the result of us realizing gains on our investment securities as a result of our tax harvesting strategy.

Net cash used in financing activities totaled $41.6 million for the six months ended June 30, 2012, largely representing pro rata distributions from Calamos Investments paid to non-controlling interests in the amount of $37.6 million and dividends paid to CAM’s common shareholders in the amount of $3.9 million. Pro rata distributions from Calamos Investments were also paid to CAM in the amount of $10.8 million. These distributions are not reflected in the net cash flows used in financing activities; however they increase the cash available exclusively to the CAM’s common shareholders. We expect cash flows from financing activities to change with tax distributions based on the levels of income that we generate.

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

In June 2011, the FASB issued new guidance that requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. An entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The Company has elected the two separate but consecutive statements approach with the adoption of this guidance. This guidance is effective and was adopted by the Company during the first quarter of this year.

In May 2011, the FASB issued new guidance to clarify the application of existing fair value measurement requirements and to change particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. This guidance is effective and was adopted by the Company during the first quarter of this year. The adoption of this guidance has resulted in the Company reporting the level in the fair value hierarchy and the observable inputs required for the calculation of the fair value of the Company’s long-term debt.

Critical Accounting Policies and Estimates

Our significant accounting policies are summarized in note 2 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011. A discussion of critical accounting policies is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2011. With the exception of changes made in our deferred tax assets valuation allowance described below, there were no significant changes in our significant accounting policies or critical accounting policies during the six months ended June 30, 2012.

Income Tax Provision (Benefit)

Management judgment is required in developing its provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against deferred tax assets. During the second quarter we recorded a $1.9 million valuation allowance to reduce our deferred income tax assets to an amount that is more likely than not to be realized based on available evidence at the time the estimate was made. The valuation allowance on the deferred tax assets relates to our capital loss carryforward. Determining a valuation allowance requires management to make significant judgments and assumptions. In determining a valuation allowance we use historical and forecasted future realized and unrealized gains and losses on our investments, and future tax planning strategies. Each quarter we re-evaluate our estimate related to the valuation allowance, including our assumptions about future taxable income.

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

Other Information

CAM is comprised of two groups of assets: a) CAM’s 22.1% ownership interest in Calamos Investments and b) assets other than its interest in Calamos Investments (Other Assets). Because CAM controls the operations of Calamos Investments, CAM presents the entire operations of Calamos Investments with its own in the consolidated financial statements. The Calamos Interests’ 77.9% ownership in Calamos Investments is presented as non-controlling interest in the consolidated financial statements. Prior to March 1, 2009, in addition to the approximately 20 million outstanding Class A common shares, we added 77 million shares to reflect Calamos Interests’ ownership in Calamos Investments. The resulting share count provided a reasonable proxy for the number of shares used in determining the market capitalization of the fully consolidated company.

During 2009, the ownership structure of Calamos Investments was de-unitized and as a result, Calamos Interests’ ownership in Calamos Investments is no longer reflected in the diluted share count presented in CAM’s financial statements. Therefore, the determination of the market capitalization of the fully consolidated business cannot be easily determined by the product of share price and weighted average number of shares. There is a divergence within the financial community on how to calculate CAM’s market capitalization with some basing it solely on the outstanding share count of CAM’s Class A common stock and others grossing-up CAM’s outstanding Class A shares by its 22.1% ownership in Calamos Investments. The following illustration and accompanying table highlight the uniqueness of CAM’s ownership structure in determining the fully consolidated market capitalization. This illustration is based on the closing price of CAM’s Class A common stock of $11.45 on June 30, 2012.

Other Assets as of June 30, 2012, included cash and cash equivalents and current income tax receivables with a combined book value of $62.3 million, which approximates fair value, as well as net deferred tax assets with a book value of $60.0 million. The most significant deferred tax asset relates to an election made under section 754 of the Internal Revenue Code following CAM’s initial public offering that expires in 2019, which allows CAM to reduce future income tax payments by $7.9 million annually.

The net present value of the net deferred tax assets is $38.0 million if a hypothetical 12% discount rate were applied over the remaining life of the assets. Using this assumption, Other Assets would collectively have a discounted present value of $100.3 million, or $4.92 per share. Assuming CAM’s stock price fully reflects the Other Assets’ discounted present value of $4.92 per share, it can be inferred that CAM’s remaining stock price of $6.53 ($11.45 - $4.92) would be attributable to CAM’s 22.1% ownership interest in Calamos Investments. With these assumptions, the market capitalization associated with CAM’s ownership in Calamos Investments can be estimated by multiplying CAM’s share price attributable to Calamos Investments ($6.53) by the number of CAM’s Class A common shares outstanding (20.4 million) to yield an estimated market capitalization of $132.8 million as of June 30, 2012. This result, however, must be divided by CAM’s 22.1% ownership of Calamos Investments to determine the total implied market capitalization of Calamos Investments of $602.2 million. Adding the discounted present value of CAM’s Other Assets to the market capitalization of Calamos Investments indicates that the fully consolidated market capitalization of CAM would be estimated at $702.5 million as of June 30, 2012.

The above example assumes that CAM’s stock price reflects the entire discounted present value of the Other Assets. If, however, no value were ascribed to the Other Assets, the fully consolidated market capitalization of CAM would be estimated at $1.1 billion as presented in the table below.

The following calculation summarizes CAM’s fully consolidated market capitalization both including and excluding the discounted present value of assets owned exclusively by CAM, which does not take into consideration premiums or discounts for control or marketability:

	No Recognition of CAM's Other Assets		Full Recognition of CAM's Other Assets
(in thousands, except share data) (1)	Ownership in Calamos Investments	Other Assets	Ownership in Calamos Investments	Other Assets
Divide:
Discounted value of CAM's Other Assets		-		$100,257
Class A shares outstanding at June 30, 2012		20,357,973		20,357,973
Discounted value per share of CAM's Other Assets		-		$4.92

Multiply:
Share price attributed to assets	$11.45	-	$6.53	$4.92
Class A shares outstanding at June 30, 2012	20,357,973	20,357,973	20,357,973	20,357,973
Market capitalization of outstanding shares	$233,099	-	$132,842	$100,257

Divide by:
CAM’s percentage ownership	22.1%	100%	22.1%	100%
Market capitalization associated with CAM's assets	$1,056,711		$602,214	$100,257
Fully consolidated market capitalization	$1,056,711		$702,471

Similarly, our Board of Directors may be required to determine the fair values of CAM’s assets. This requirement would be necessitated should the Calamos Interests choose to exchange their ownership interest in Calamos Investments for shares of CAM’s Class A common stock (the Exchange). Effective March 1, 2009, the Exchange provisions as set forth in CAM’s Schedule 14C filed with the Securities and Exchange Commission on January 12, 2009 require that the Exchange be based on a fair value approach. Assuming that our Board of Directors used the market price of CAM’s Class A share common stock as the basis for determining fair value, the following table presents a likely range of the number of CAM shares of Class A common stock that the Calamos Interests would have received upon Exchange at June 30, 2012:

(in thousands, except share data) (1)	No Recognition of CAM's Other Assets	Full Recognition of CAM's Other Assets

Market capitalization associated with CAM's investment in Calamos Investments (see table above)	$1,056,711	$602,214

Multiply by:
Calamos Interests ownership in Calamos Investments	77.9%	77.9%
Calamos Interests’ value exchanged for Class A common stock	$823,612	$469,372

Divide by:
Share price of CAM Class A common stock	$11.45	$11.45
Shares issued to the Calamos Interests upon Exchange	71,931,185	40,993,210

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

An analysis of our market risk was included in our Annual Report on Form 10-K for the year ended December 31, 2011. There were no material changes to the Company’s market risk during the six months ended June 30, 2012.

Item 4. Controls and Procedures

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2012, and has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in the Company’s internal control over financial reporting that occurred during our second quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

As previously reported in the Company’s periodic reports, the Company and Calamos Advisors LLC, among others, were named as defendants in three separate class action complaints captioned Christopher Brown et al. v John P. Calamos, Sr. et al.; Russell Bourrienne et al. v John P. Calamos, Sr. et al.; and Rutgers Casualty Insurance Company et al. v John P. Calamos, Sr. et al.  Each complaint related to the redemption of Auction Rate Preferred Shares by certain Calamos closed-end funds. In Christopher Brown et al. v John P. Calamos, Sr. et al., the Plaintiff filed a Petition for Writ of Certiorari to the Supreme Court of the United States which was denied on June 18, 2012.

The Company and Calamos Advisors believed that these lawsuits were without merit and defended themselves vigorously against the allegations in the complaints.

In the normal course of business, the Company may be party to various legal proceedings from time to time. Currently, there are no other legal proceedings that management believes may have a material effect on our consolidated financial position or results of operations.

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

CALAMOS ASSET MANAGEMENT, INC.
(Registrant)

Date: August 3, 2012	By: /s/ Nimish S. Bhatt
Name: Nimish S. Bhatt
Title: Senior Vice President and Chief Financial Officer