Form 10-Q
period 2012-09-30
Calamos Asset Management, Inc. /DE/
filed 2012-11-07
CIK 1299033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-Q
________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2012

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

At October 31, 2012, the company had 20,386,015 shares of Class A common stock and 100 shares of Class B common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share data)

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$117,901	$102,166
Receivables:
Affiliates and affiliated funds	18,569	18,492
Customers	11,030	10,035
Investment securities	344,224	318,496
Derivative assets	47	1,018
Partnership investments, net	36,559	33,056
Prepaid expenses	3,540	2,964
Deferred tax assets, net	7,074	8,811
Other current assets	999	934
Total current assets	539,943	495,972
Non-current assets:
Deferred tax assets, net	49,207	56,707
Deferred sales commissions	3,180	5,444
Goodwill	6,437	-
Property and equipment, net of accumulated depreciation and amortization ($56,312 at September 30, 2012 and $52,833 at December 31, 2011)	20,499	22,865
Other non-current assets	1,021	870
Total non-current assets	80,344	85,886
Total assets	$620,287	$581,858
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current liabilities:
Distribution fees payable	$15,727	$15,860
Accrued compensation and benefits	20,127	23,681
Interest payable	1,240	2,729
Derivative liabilities	-	3,844
Accrued expenses and other current liabilities	5,636	5,631
Total current liabilities	42,730	51,745
Long-term liabilities:
Long-term debt	92,115	92,115
Deferred rent	9,322	9,423
Other non-current liabilities	4,222	781
Total long-term liabilities	105,659	102,319
Total liabilities	148,389	154,064
STOCKHOLDERS’ EQUITY
Class A common stock, $0.01 par value; authorized 600,000,000 shares; 24,386,015 shares issued and 20,386,015 shares outstanding at September 30, 2012; 24,126,757 shares issued and 20,126,757 shares outstanding at December 31, 2011	244	241
Class B common stock, $0.01 par value; authorized 1,000 shares; 100 shares issued and outstanding at September 30, 2012 and December 31, 2011	0	0
Additional paid-in capital	215,376	214,102
Retained earnings	75,397	67,991
Accumulated other comprehensive loss	(331)	(527)
Treasury stock at cost; 4,000,000 shares at September 30, 2012 and December 31, 2011	(95,215)	(95,215)
Calamos Asset Management, Inc. stockholders’ equity	195,471	186,592
Non-controlling interest in Calamos Investments LLC (Calamos Interests)	262,821	229,168
Non-controlling interest in partnership investments	13,606	12,034
Total non-controlling interest	276,427	241,202
Total stockholders’ equity	471,898	427,794
Total liabilities and stockholders’ equity	$620,287	$581,858

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Nine Months Ended September 30, 2012 and 2011
(in thousands, except share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
REVENUES
Investment management fees	$64,402	$65,646	$195,050	$203,390
Distribution and underwriting fees	16,684	20,041	52,444	64,096
Other	761	796	2,305	2,469
Total revenues	81,847	86,483	249,799	269,955
EXPENSES
Employee compensation and benefits	19,781	19,458	62,926	60,299
Distribution expenses	15,011	16,797	46,371	53,306
Amortization of deferred sales commissions	946	1,760	3,621	4,958
Marketing and sales promotion	4,608	4,285	14,562	12,415
General and administrative	9,768	11,452	30,596	29,583
Total operating expenses	50,114	53,752	158,076	160,561
Operating income	31,733	32,731	91,723	109,394
NON-OPERATING INCOME
Net interest expense	(1,396)	(1,428)	(4,220)	(4,932)
Investment and other income	4,152	14,038	25,508	23,190
Total non-operating income	2,756	12,610	21,288	18,258
Income before income tax provision	34,489	45,341	113,011	127,652
Income tax provision	2,314	4,938	10,879	11,895
Net income	32,175	40,403	102,132	115,757
Net income attributable to non-controlling interest in Calamos Investments LLC (Calamos Interests)	(26,384)	(35,794)	(86,974)	(99,818)
Net income attributable to non-controlling interest in partnership investments	(1,058)	—	(1,572)	(5)
Net income attributable to Calamos Asset Management, Inc.	$4,733	$4,609	$13,586	$15,934

Earnings per share:
Basic	$0.23	$0.23	$0.67	$0.79
Diluted	$0.23	$0.22	$0.66	$0.77

Weighted average shares outstanding:
Basic	20,373,585	20,126,628	20,316,901	20,095,973
Diluted	20,802,592	20,636,776	20,698,105	20,578,804

Cash dividends per share	$0.11	$0.095	$0.30	$0.285

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and Nine Months Ended September 30, 2012 and 2011
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$32,175	$40,403	$102,132	$115,757
Other comprehensive income (loss), before tax (provision) benefit
Unrealized gains (losses) on available-for-sale securities:
Changes in unrealized gains (losses)	15,115	(43,337)	21,469	(22,958)
Reclassification adjustment for (gains) losses included in net income	534	(9,426)	(20,040)	(28,274)
Other comprehensive income (loss), before income tax provision (benefit)	15,649	(52,763)	1,429	(51,232)
Income tax provision (benefit) related to other comprehensive income (loss)	1,276	(4,268)	116	(4,118)
Other comprehensive income (loss), after income tax provision (benefit)	14,373	(48,495)	1,313	(47,114)
Comprehensive income (loss)	46,548	(8,092)	103,445	68,643

Comprehensive (income) loss attributable to non-controlling interest in Calamos Investments LLC (Calamos Interests)	(38,579)	5,434	(88,094)	(59,789)
Comprehensive income attributable to non-controlling interest in partnership investment	(1,058)	-	(1,572)	(5)
Comprehensive income (loss) attributable to Calamos Asset Management, Inc.	$6,911	$(2,658)	$13,779	$8,849

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2012
(in thousands, except share data)
(unaudited)

	CALAMOS ASSET MANAGEMENT, INC. STOCKHOLDERS’ EQUITY					Non- controlling interest in Calamos	Non-
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Investments LLC (Calamos Interests)	controlling interest in partnership investments	Total
Balance at December 31, 2011	$241	$214,102	$67,991	$(527)	$(95,215)	$229,168	$12,034	$427,794
Net income	—	—	13,586	—	—	86,974	1,572	102,132
Changes in unrealized gains on available-for-sale securities, net of income taxes	—	—	—	2,981	—	16,735	—	19,716
Reclassification adjustment for gains on available-for-sale securities included in income, net of income taxes	—	—	—	(2,788)	—	(15,615)	—	(18,403)
Issuance of common stock (259,258 Class A common shares)	3	(3)	—	—	—	—	—	—
Cumulative impact of changes in ownership of Calamos Investments LLC	—	551	(5)	3	—	(1,562)	—	(1,013)
Compensation expense recognized under stock incentive plans	—	726	—	—	—	2,574	—	3,300
Dividend equivalent accrued under stock incentive plans	—	—	(71)	—	—	(250)	—	(321)
Distributions to non-controlling interests	—	—	—	—	—	(55,203)	—	(55,203)
Dividends declared	—	—	(6,104)	—	—	—	—	(6,104)
Balance at September 30, 2012	$244	$215,376	$75,397	$(331)	$(95,215)	$262,821	$13,606	$471,898

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2012 and 2011
(in thousands)
(unaudited)

	2012	2011
Cash and cash equivalents at beginning of period	$102,166	$82,870
Cash flows from operating activities:
Net income	102,132	115,757
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	3,621	4,958
Other depreciation and amortization	4,199	4,342
Deferred rent	(101)	(6)
Change in unrealized (gains) losses on CFS securities, derivative assets, derivative liabilities and partnership investments, net	(5,322)	813
Net realized gain on sale of investment securities, derivative assets, derivative liabilities and partnership investments, net	(15,917)	(21,482)
Increase in deferred tax asset valuation allowance	1,900	1,200
Deferred taxes	7,124	6,593
Stock based compensation	3,300	5,867
Employee taxes paid on vesting under stock incentive plans	(916)	(1,038)
(Increase) decrease in assets:
Receivables:
Affiliates and affiliated funds	(77)	1,330
Customers	(995)	(1,356)
Deferred sales commissions	(1,357)	(2,831)
Other assets	(839)	675
Decrease in liabilities:
Distribution fees payable	(133)	(440)
Accrued compensation and benefits	(3,554)	(2,967)
Accrued expenses and other liabilities	(1,667)	(557)
Net cash provided by operating activities	91,398	110,858
Cash flows used in investing activities:
Net additions to property and equipment	(1,431)	(1,645)
Purchase of investment securities	(326,386)	(188,775)
Proceeds from sale of investment securities	330,678	168,512
Net purchases of derivatives	(12,327)	(9,050)
Net changes in partnership investments	(1,401)	18,757
Net cash paid for acquisition, net of cash acquired	(3,392)	-
Net cash used in investing activities	(14,259)	(12,201)
Cash flows used in financing activities:
Repayment of debt	-	(32,885)
Deferred tax (expense) benefit on vesting under stock incentive plans	(97)	3
Distributions paid to non-controlling interests	(55,203)	(60,909)
Cash dividends paid to common stockholders	(6,104)	(5,736)
Net cash used in financing activities	(61,404)	(99,527)
Net increase (decrease) in cash	15,735	(870)
Cash and cash equivalents at end of period	$117,901	$82,000
Supplemental disclosure of cash flow information:
Cash paid for:
Income taxes, net	$1,972	$2,788
Interest	$5,954	$6,003

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1) Organization and Description of Business

Calamos Asset Management, Inc. (CAM) is a holding company and as of September 30, 2012 owned 22.1% of Calamos Investments LLC (Calamos Investments). CAM, together with Calamos Investments and Calamos Investments’ subsidiaries (the Company), operates the investment advisory and distribution services businesses reported within these consolidated financial statements. CAM operates and controls all of the business and affairs of Calamos Investments and, as a result of this control, consolidates the financial results of Calamos Investments with its own financial results. The remaining 77.9% ownership interest in Calamos Investments is held by Calamos Family Partners, Inc. (CFP), a Delaware corporation, and John P. Calamos, Sr. the Chairman, Chief Executive Officer and Global Co-Chief Investment Officer of CAM. CFP and John P. Calamos, Sr. (collectively Calamos Interests), ownership interest, in accordance with applicable accounting guidance, is reflected and referred to within these consolidated financial statements as “non-controlling interest in Calamos Investments LLC”. As shown in the diagram below, CFP also owns all of CAM’s outstanding Class B common stock, which represents 97.5% of the combined voting power of all classes of CAM’s voting stock. The graphic below illustrates our organizational and ownership structure as of September 30, 2012:

Calamos Family Partners, Inc.
Public Stockholders
Class B Common Stock, 97.5% Combined Voting Interest (less than 1% Economic Interest)
Class A Common Stock, 2.5% Combined Voting Interest (greater than 99% Economic Interest)[2]
77.9% Economic Interest[1]
Calamos Asset Management, Inc.
NASDAQ: CLMS
(Holding Company)
22.1% Economic Interest
Calamos Investments LLC
Calamos Financial Services LLC
(U.S. Distributor)
Calamos Advisors LLC and Calamos Wealth Management LLC
(U.S. Investment Advisors)
Calamos Investments LLP[3]
(U.K. Investment Advisor and Distributor)

_________________

(1)	Represents combined economic interest of Calamos Family Partners, Inc. and John P. Calamos, Sr. who is also a member of Calamos Investments LLC.
(2)
Represents combined economic interest of all public stockholders, including John P. Calamos, Sr., Nick Calamos and John P. Calamos, Jr.’s combined  7.95% ownership interest of Class A common stock. The calculation of ownership interest includes vested stock options.

(3)	As of May 2, 2012, Calamos International LLP’s name changed to Calamos Investments LLP.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

The Company primarily provides investment advisory services to individuals and institutional investors through a series of investment products that include open-end, closed-end and offshore funds (collectively, Funds); separate accounts; and private funds, which includes partnerships. The subsidiaries through which the Company provides these services include: Calamos Advisors LLC (CAL), a Delaware limited liability company and registered investment advisor; Calamos Financial Services LLC (CFS), a Delaware limited liability company and registered broker-dealer; Calamos Wealth Management LLC, a Delaware limited liability company and registered investment advisor; and Calamos Investments LLP, a United Kingdom limited liability partnership, registered investment advisor with the Financial Services Authority in the United Kingdom, and a global distributor of the offshore funds and Company products. For reporting purposes, the offshore funds are reported within the open-end funds.

(2) Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP), which require the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Management believes the accounting estimates are appropriate and reasonably stated; however, due to the inherent uncertainties in making estimates, actual amounts could differ from these estimates. Investments previously presented as Low-volatility equity investments or Other investments are being presented as either Equity or Convertible investments, based on the underlying investment strategy, in Note 4 Investment Securities and Note 7 Fair Value Measurements.

The consolidated financial statements as of September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011 have not been audited by the Company’s independent registered public accounting firm. In the opinion of management, these statements contain all adjustments, including those of a normal recurring nature, necessary for fair presentation of the financial condition and results of operations. The results for the interim periods presented are not necessarily indicative of the results to be obtained for a full fiscal year. This Form 10-Q filing should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

The Calamos Interests’ combined 77.9% and 78.1% interest in Calamos Investments as of September 30, 2012 and December 31, 2011, respectively, is represented as a non-controlling interest in Calamos Investments LLC in the Company’s consolidated financial statements. Non-controlling interest in Calamos Investments is derived by multiplying the historical equity of Calamos Investments by the Calamos Interests’ aggregate ownership percentage for the periods presented. Issuances and repurchases of CAM’s common stock results in changes in CAM’s ownership percentage and to the non-controlling interests’ ownership percentage of Calamos Investments with resulting changes reflected in the consolidated statements of changes in stockholders’ equity. Income is allocated based on the average ownership interest during the period in which the income is earned.

CAL is the general partner and controls the operations of Calamos International Growth Fund LP, thus the Company consolidated the results of the partnership into its consolidated financial results. The combined interests of this partnership not owned by the Company, is presented as non-controlling interest in partnership investments in the Company’s consolidated financial statements.

The assets and liabilities of Calamos International Growth Fund LP are presented on a net basis within partnership investments, net in the consolidated statements of financial condition, the net income is included in Investment and other income in the consolidated statements of operations, and the change in partnership investments is included in the net changes in partnership investments in the consolidated statements of cash flows. Calamos International Growth Fund LP is presented on a net basis in order to provide more clarity to the financial position and results of the core operations of the Company. The underlying assets and liabilities that are being consolidated are described in Note 6 Partnership Investments.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

The Company holds non-controlling interests in certain other partnership investments that are included in partnership investments, net in the consolidated statements of financial condition. These other partnership investments are accounted for under the equity method.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. During the second quarter of 2012, the Company recorded a $1.9 million valuation allowance to reduce its deferred income tax assets to an amount that is more likely than not to be realized based on available evidence at the time the estimate was made. Determining a valuation allowance requires management to make significant judgments and assumptions. In determining a valuation allowance the Company uses historical and forecasted future realized and unrealized gains and losses on its investment, ongoing tax planning strategies, and forecasts of future taxable income. Each quarter the Company re-evaluates its estimate related to its valuation allowance, including its assumptions about future taxable income. As of September 30, 2012 and December 31, 2011, the Company’s valuation allowance on its deferred tax assets was $7.1 million and $5.2 million, respectively and related to its capital loss carryforward. The Company’s capital loss carryforward is used to offset realized gains on its investments, derivative assets, derivative liabilities and partnership investments for tax purposes.

Restricted Cash

The Company has restricted cash of $429,000 that is restricted from the Company’s general corporate use and is being reported in other non-current assets in the consolidated statement of financial condition.

Goodwill

The Company’s goodwill represents the future economic benefits arising from the Calamos Investments’ acquisition of Black Capital, LLC (Black Capital) that are not individually identified and separately recognized. Goodwill will be assessed for impairment at least annually, or whenever events or circumstances occur indicating that an impairment has occurred. When assessing goodwill for impairment, the Company will assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of the reporting unit is less than their carrying amounts, the Company will not perform the quantitative two-step impairment test. If the Company determines that an impairment has occurred, the Company will perform the required quantitative impairment test and record any calculated impairments to the Company’s consolidated statement of operations. See Note 3 Acquisition for more discussion related to the acquisition of Black Capital.

During the year there were no additional changes to the Company’s significant accounting policies or estimates. For a comprehensive disclosure of the Company’s significant accounting policies, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

 (3) Acquisition

On August 31, 2012 Calamos Investments acquired Black Capital, a long/short equity investment firm located in New York City for a total purchase price of $6.8 million. The acquisition expands the Company’s existing capabilities in alternative strategies with an investment team that manages a long/short equity hedge fund. At closing, $3.4 million was paid to the selling shareholder with the remaining balance due in two equal installments, payable 18 and 36 months thereafter. There are no performance contingencies associated with the remaining installment payments. This future obligation is reported at fair value in other non-current liabilities.

The excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired resulted in the recognition of $6.4 million of goodwill. Acquisition-related expenses for professional services were expensed as incurred, and recorded in general and administrative expenses. The Company has not presented pro-forma combined results of operations for this acquisition, as the information is immaterial to the Company’s consolidated financial statements. The amount of revenue earned during the quarter, as a result of the acquisition, is immaterial.

 (4) Investment Securities

As a registered broker-dealer, CFS is required to carry all investment securities it owns at fair value and record all changes in fair value in current earnings. As such, unrealized gains and losses on CFS securities, as well as realized gains and losses on all investment securities, are included in investment and other income in the consolidated statements of operations. The following tables provide a summary of investment securities owned as of September 30, 2012 and December 31, 2011:

	September 30, 2012
(in thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
Funds
Equity	$205,196	$4,335	$(4,520)	$205,011
Fixed income	90,592	595	(798)	90,389
Convertible	43,607	102	(200)	43,509
Other	1,637	56	(230)	1,463
Total available-for-sale securities	$341,032	$5,088	$(5,748)	$340,372
CFS securities:
Funds
Equity	$3,004	$723	$—	$3,727
Common stock	57	68	—	125
Total CFS securities	$3,061	$791	$—	$3,852
Total investment securities				$344,224

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

Of the $344.1 million and $318.4 million investments in Funds at September 30, 2012 and December 31, 2011, respectively, $296.8 million and $276.1 million were invested in affiliated funds.

The aggregate fair value of available-for-sale investment securities that was in an unrealized loss position at September 30, 2012 and December 31, 2011 was $127.9 million and $252.2 million, respectively. As of September 30, 2012, the cumulative losses on securities that had been in a continuous loss position for 12 months or longer totaled $5.1 million.

At September 30, 2012 and December 31, 2011, the Company believes that the unrealized losses attributed to its fund investments are only temporary in nature, as these losses are a result of short-term declines in the net asset value of the funds. Further, the Company has the intent and ability to hold these securities for a period of time sufficient to allow for recovery of the market value.

The table below summarizes information on available-for-sale securities as well as the change in unrealized gains and losses on CFS securities for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
(in thousands)
Available-for-sale securities:
Proceeds from sale	$54,162	$72,431	$330,678	$168,512
Gross realized gains on sales	$1,833	$8,762	$28,273	$23,130
CFS securities:
Change in unrealized gains (losses)	$153	$(1,219)	$318	$(715)

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

The tables below summarize the tax (provision) benefit on unrealized gains (losses) and gains (losses) reclassified out of accumulated other comprehensive income (loss) on available-for-sale securities for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30, 2012			Three Months Ended September 30 , 2011
(in thousands)	Before-Tax Amount	Tax (Provision) Benefit	After-Tax Amount	Before-Tax Amount	Tax (Provision) Benefit	After-Tax Amount
Available-for-sale securities:
Changes in unrealized gains (losses)	$15,115	$(1,234)	$13,881	$(43,337)	$3,507	$(39,830)
Reclassification adjustment for realized gains (losses) included in income	534	(42)	492	(9,426)	761	(8,665)
Other comprehensive income (loss)	$15,649	$(1,276)	$14,373	$(52,763)	$4,268	$(48,495)

	Nine Months Ended September 30, 2012			Nine Months Ended September 30 , 2011
(in thousands)	Before-Tax Amount	Tax (Provision) Benefit	After-Tax Amount	Before-Tax Amount	Tax (Provision) Benefit	After-Tax Amount
Available-for-sale securities:
Changes in unrealized gains (losses)	$21,469	$(1,753)	$19,716	$(22,958)	$1,832	$(21,126)
Reclassification adjustment for realized gains included in income	(20,040)	1,637	(18,403)	(28,274)	2,286	(25,988)
Other comprehensive income (loss)	$1,429	$(116)	$1,313	$(51,232)	$4,118	$(47,114)

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

The fair value of option contracts is reported in derivative assets and derivative liabilities in the consolidated statements of financial condition. Net gains and losses on these contracts are reported in investment and other income in the consolidated statements of operations with net losses of $1.2 million and net gains of $7.8 million for the quarter ended September 30, 2012 and 2011, respectively. Net losses of $9.5 million and $798,000 were recorded for the nine months ended September 30, 2012 and 2011, respectively. The Company is using these derivatives for risk management purposes but has not designated the contracts as hedges for accounting purposes.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

(6) Partnership Investments

Presented below are the underlying assets and liabilities of Calamos International Growth Fund LP that the Company reports on a net consolidated basis, as well as partnership investments that the Company accounts for under the equity method. These investments are presented collectively as partnership investments, net in the consolidated statements of financial condition as of September 30, 2012 and December 31, 2011.

(in thousands)	September 30, 2012	December 31, 2011
Consolidated partnership:
Securities owned	$12,971	$11,471
Cash and cash equivalents	706	651
Other current assets	338	64
Accrued expenses and other current liabilities	(382)	(127)
Total	13,633	12,059
Equity method investment in partnerships	22,926	20,997
Partnership investments, net	$36,559	$33,056

(7) Fair Value Measurements

The Company utilizes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows: Level 1 — observable inputs such as quoted prices for identical assets and liabilities in active markets; Level 2 — inputs, other than the quoted prices in active markets, that are observable either directly or indirectly (including quoted prices of similar securities, interest rates, credit risk, etc.); and Level 3 — unobservable inputs in which there is little or no market data, and require the reporting entity to develop its own assumptions. For each period presented, the Company did not have any assets or liabilities measured at fair value using Level 3 measurements. Transfers between levels are measured at the end of the reporting period. During the second quarter of 2012, the Company transferred $7.7 million of foreign securities from Level 1 to Level 2. These transfers were due to the Company now using applied factors that utilize a systematic fair valuation model on securities that trade on certain foreign exchanges. The Company had no additional transfers between levels during the reporting periods.

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

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

The following tables provide the hierarchy of inputs used to derive the fair value of the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011, respectively.

		Fair Value Measurements Using
(in thousands) Description	September 30, 2012	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)
Cash and cash equivalents
Money market funds	$1,936	$1,936	$—
Investment securities (Note 4)
Funds
Equity	208,738	208,738	—
Fixed income	90,389	90,389	—
Convertible	43,509	43,509	—
Other	1,463	1,463	—
Total Funds	344,099	344,099	—
Common stock	125	125	—
Investment securities	344,224	344,224	—
Derivative assets (Note 5)
Exchange-traded put option contracts	47	47	—

Securities owned by the partnership (Note 6)
Common stocks	12,971	4,189	8,782
Short term investments	703	703	—
	13,674	4,892	8,782
Total	$359,881	$351,099	$8,782

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

Securities owned by the partnership (Note 6)
Common stocks	11,471	11,261	210
Fixed income	626	—	626
	12,097	11,261	836
Securities sold but not yet purchased of the partnership (Note 6)
Common stocks	(72)	(72)	—
Exchange-traded call option contracts	(31)	(31)	—
	(103)	(103)	—
Total	$331,647	$330,811	$836

The fair value of long-term debt, not measured at fair value in the consolidated financial statements, was $109.5 million and $109.6 million, respectively at September 30, 2012 and December 31, 2011. The carrying value was $92.1 million at September 30, 2012 and December 31, 2011. These fair value estimates are calculated using discounted cash flows based on the Company’s incremental borrowing rates for the debt and market inputs for similar bonds at the measurement date, and are Level 2 inputs within the fair value hierarchy.

The carrying value of all other financial instruments approximates fair value due to the short maturities of these financial instruments.

(8) Loans Payable

The Company has access to margin loans for the settlement of call options, as well as an additional source of liquidity. The interest rates that can be charged on margin loans range from 1.75% to 2.50% per annum, based on the Company’s average debt balance and brokerage firm’s lending rate. These loans are due on demand. The Company can borrow up to 70% of its marginable securities on deposit with its brokerage firm. The Company had no margin loan balances outstanding at September 30, 2012 and December 31, 2011.

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

During the nine months ended September 30, 2012, the Company granted 647,015 RSUs and there were 355,063 RSUs forfeited. During the same period, the Company granted no stock options and there were 148,472 stock options forfeited.

During the nine months ended September 30, 2012, 332,225 RSUs vested with 72,967 units withheld for taxes and 259,258 RSUs converted into an equal number of shares of CAM’s Class A common stock. The total intrinsic value and the fair value of the converted shares was $3.2 million. The total tax benefit realized in connection with the vesting of the RSUs during the nine months ended September 30, 2012 was $367,000, as the Company receives tax benefits based upon the portion of Calamos Investments’ expense that it recognizes.

During the nine months ended September 30, 2012 and 2011, compensation expenses recorded in connection with the RSUs and stock options were $3.3 million and $5.9 million, respectively, of which $726,000 and $1.3 million, respectively, were credited as additional paid-in capital after giving effect to the non-controlling interests. The amount of deferred tax asset created was $269,000 and $474,000 during the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012, $13.9 million of total unrecognized compensation expense related to unvested stock option and RSU awards is expected to be recognized over a weighted-average period of 4.0 years.

(10) Non-operating Income

Non-operating income was comprised of the following components for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
(in thousands)
Interest income	$107	$93	$291	$215
Interest expense	(1,503)	(1,521)	(4,511)	(5,147)
Net interest expense	(1,396)	(1,428)	(4,220)	(4,932)

Investment income	3,187	13,229	22,811	20,678
Dividend income	877	767	2,453	2,367
Miscellaneous other income	88	42	244	145
Investment and other income	4,152	14,038	25,508	23,190
Non-operating income	$2,756	$12,610	$21,288	$18,258

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)
(11) Income Taxes

Calamos Investments is subject to certain income-based state taxes; therefore, income taxes reflect not only the portion attributed to CAM stockholders but also a portion of income taxes attributable to non-controlling interests.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
(in thousands)
Income tax provision	$2,314	$4,938	$10,879	$11,895
Income tax (provision) benefit attributable to non-controlling interest in Calamos Investments	377	(160)	183	(432)
Income taxes attributable to CAM	2,691	4,778	11,062	11,463
Net income attributable to CAM	4,733	4,609	13,586	15,934
Income before taxes attributable to CAM	$7,424	$9,387	$24,648	$27,397
CAM’s effective income tax rate	36.2%	50.9%	44. 9%	41.8%

As of December 31, 2011, the Company’s capital loss carryforward was $27.6 million, of which $21.8 million will expire in 2013 and $5.8 million will expire in 2014, if not used before the expiration dates. As of September 30, 2012, the Company’s valuation allowance on this deferred tax asset was $7.1 million. Excluding the deferred tax valuation allowance, our effective income tax rate would be 36.2% and 37.2% for the third quarter and first nine months ended September 30, 2012, respectively, and 38.1% and 37.5% for the third quarter and first nine months ended September 30, 2011, respectively.

(12) Earnings Per Share

The following table reflects the calculation of basic and diluted earnings per share:
	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2012	2011	2012	2011
Earnings per share – basic
Earnings available to common shareholders	$4,733	$4,609	$13,586	$15,934
Weighted average shares outstanding	20,374	20,127	20,317	20,096
Earnings per share – basic	$0.23	$0.23	$0.67	$0.79

Earnings per share – diluted
Earnings available to common shareholders	$4,733	$4,609	$13,586	$15,934
Weighted average shares outstanding	20,374	20,127	20,317	20,096
Dilutive impact of restricted stock units	429	510	381	483
Weighted average diluted shares outstanding	20,803	20,637	20,698	20,579
Earnings per share – diluted	$0.23	$0.22	$0.66	$0.77

When dilutive, diluted shares outstanding are calculated (a) assuming that Calamos Interests exchanged all of their ownership interest in Calamos Investments and their CAM Class B common stock for shares of CAM’s Class A common stock (the Exchange) and (b) including the effect of outstanding dilutive equity incentive compensation awards. As of September 30, 2012 and 2011, the impact of the Exchange was anti-dilutive and, therefore, excluded from the calculation of diluted earnings per share.

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

The following table shows the number of shares which were excluded from the computation of diluted earnings per share as they were anti-dilutive:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Exchange of Calamos Interests’ ownership in Calamos Investments for shares of Class A common stock	41,710,042	37,051,779	41,710,042	37,051,779
Restricted stock units	6,934	527,413	--	--
Stock options	2,196,591	2,349,921	2,196,591	2,349,921
Total	43,913,567	39,929,113	43,906,633	39,401,700

The maximum number of shares of Class A common stock that could be issued to the Calamos Interests upon exchange is 71,931,434 as of September 30, 2012.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

(13) Recently Issued Accounting Pronouncements

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

In September 2011, the FASB issued new guidance allowing an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. This guidance is effective and will be adopted by the Company at year-end when assessing impairment.

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

(14) Subsequent Events

During October 2012, the Company formed a wholly owned limited liability company, which became the general partner of Calamos Arista Strategic Fund LP (formerly Black Strategic Fund, LP). Calamos Arista Strategic Fund LP is a U.S. feeder fund, which was previously managed by Black Capital, and feeds into Calamos Arista Strategic Master Fund Ltd. (formerly Black Strategic Master Fund Ltd.). During October 2012, Calamos Investments invested $18 million of seed capital into Calamos Arista Strategic Fund LP. As the general partner of Calamos Arista Strategic Fund LP, the Company will have certain rights, including rights to any incentive fees that may be earned from the net profits of the master fund. As a result of the Company’s control, both funds will be consolidated into the Company’s financial statements during the fourth quarter of 2012.

During October 2012, Calamos Investments obtained an irrevocable stand by letter of credit of $408,000, guaranteeing an operating lease obligation assumed with the acquisition of Black Capital. The letter of credit is automatically renewed annually for the life of the lease. The letter of credit requires cash collateral at 105% of the letter of credit to be restricted from the Company’s general corporate use, to protect the lessor from default of lease payments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a firm of 349 full-time associates that primarily provides investment advisory services to institutions and individuals, managing and servicing $34.3 billion in Total Assets as of September 30, 2012. Beginning this quarter we began reporting Total Assets. Total Assets includes assets under management totaling $33.2 billion as well as model-based strategies totaling $1.1 billion for separately managed accounts in which we provide model portfolio design and oversight. Prior to July 2012, model-based strategy balances were immaterial and therefore not disclosed.

Our operating results fluctuate primarily due to changes in the total value and composition of our Total Assets. The value and composition of our Total Assets are, and will continue to be, influenced by a variety of factors including: purchases and redemptions of shares of open-end funds; net inflows into and withdrawals from separate accounts that we manage; fluctuations in the financial markets around the world that result in appreciation or depreciation of Total Assets; and the number and types of our investment strategies and products.

We market our investment strategies to our clients through a variety of products designed to suit their investment needs. We currently categorize the portfolios that we manage within four investment product types captured in our Funds and separate accounts. The following table lists our Total Assets by product as of September 30, 2012 and 2011.

	September 30 ,
(in millions)	2012	2011
Funds
Open-end funds	$20,213	$19,257
Closed-end funds	5,544	5,056
Total Funds	25,757	24,313
Separate Accounts
Institutional accounts	6,193	5,274
Managed accounts	2,343	2,190
Total separate accounts	8,536	7,464
Total Assets	$34,293	$31,777

Our revenues are substantially comprised of investment management fees earned under contracts with Funds and separate accounts that we manage or service. Our revenues are also comprised of distribution and underwriting fees, including asset-based distribution and/or service fees received pursuant to Rule 12b-1 plans. Investment management fees and distribution and underwriting fees may fluctuate based on a number of factors including: the total value and composition of our Total Assets; market appreciation and depreciation on investments; the level of net inflows and outflows, which represent the sum of new and existing client funding, withdrawals and terminations; and purchases and redemptions of open-end fund shares. The mix of Total Assets among our investment products impacts our revenues as our fee schedules vary by product.

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

Operating Results

Third Quarter and Nine Months Ended September 30, 2012 Compared to Third Quarter and Nine Months Ended September 30, 2011

Total Assets

Total Assets increased by $2.5 billion, or 8%, to $34.3 billion as of September 30, 2012 from $31.8 billion as of September 30, 2011. Our Total Assets consisted of 75% Funds and 25% separate accounts as of September 30, 2012 and 77% Funds and 23% separate accounts as of September 30, 2011.

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2012	2011	Amount	Percent	2012	2011	Amount	Percent
(in millions)
Funds
Beginning assets under management	$25,469	$28,468	$(2,999)	(11)%	$25,045	$27,352	$(2,307)	(8)%
Net (redemptions)	(901)	(633)	(268)	42	(1,473)	(505)	(968)	*
Market appreciation (depreciation)	1,189	(3,522)	4,711	*	2,185	(2,534)	4,719	*
Ending assets under management	25,757	24,313	1,444	6	25,757	24,313	1,444	6
Average assets under management	25,655	26,739	(1,084)	(4)	26,119	27,964	(1,845)	(7)
Institutional
Beginning assets under management	5,650	6,239	(589)	(9)	5,505	5,559	(54)	(1)
Net purchases (redemptions)	191	(247)	438	*	171	176	(5)	(3)
Market appreciation (depreciation)	352	(718)	1,070	*	517	(461)	978	*
Ending assets under management	6,193	5,274	919	17	6,193	5,274	919	17
Average assets under management	5,945	5,826	119	2	5,973	5,932	41	1
Managed Accounts
Beginning assets	2,265	2,645	(380)	(14)	2,227	2,503	(276)	(11)
Net redemptions	(29)	(45)	16	(36)	(124)	(71)	(53)	75
Market appreciation (depreciation)	107	(410)	517	*	240	(242)	482	*
Ending assets	2,343	2,190	153	7	2,343	2,190	153	7
Average assets	2,326	2,475	(149)	(6)	2,352	2,577	(225)	(9)
Total Assets
Beginning Total Assets	33,384	37,352	(3,968)	(11)	32,777	35,414	(2,637)	(7)
Net purchases (redemptions)	(739)	(925)	186	(20)	(1,426)	(400)	(1,026)	*
Market appreciation (depreciation)	1,648	(4,650)	6,298	*	2,942	(3,237)	6,179	*
Ending Total Assets	34,293	31,777	2,516	8	34,293	31,777	2,516	8
Average Total Assets	$33,926	$35,040	$(1,114)	(3)%	$34,444	$36,473	$(2,029)	(6)%
*	Not meaningful.

Net redemptions in our Funds were $901 million and $1.5 billion in the third quarter and first nine months of 2012, respectively, compared to net redemptions of $633 million and $505 million in the third quarter and first nine months of 2011. Net redemptions for both periods were, due largely to redemptions from our convertible strategies, which includes one fund that is currently closed to new purchases as well as redemptions from our U.S. growth funds. Excluding net redemptions in these funds would result in net sales for the quarter and nine months of 2012. Net sales were strongest in our global and international funds, which had net sales of $51 million and $624 million in the third quarter and nine months of 2012, respectively. Market appreciation in all of our Funds totaled $1.2 billion in the third quarter of 2012, an increase of $4.7 billion from depreciation of $3.5 billion in the third quarter of 2011. Market appreciation in all of our Funds totaled $2.2 billion in the first nine months of 2012, an increase of $4.7 billion from depreciation of $2.5 billion in the first nine months of 2011.

Separate accounts, which represent institutional and managed accounts, combined net purchases were $162 million and $47 million in the third quarter and first nine months of 2012, respectively, compared to net redemptions of $292 million and net purchases of $105 million in the third quarter and first nine months of 2011. Separate accounts combined market appreciation was $459 million and $757 million in the third quarter and first nine months of 2012, respectively, compared to market depreciation of $1.1 billion and $703 million during the third quarter and first nine months of 2011.

Financial Overview

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2012	2011	Amount	Percent	2012	2011	Amount	Percent
(in thousands, except margin)
Operating income	$31,733	$32,731	$(998)	(3)%	$91,723	$109,394	$(17,671)	(16)%
Operating margin	38.8%	37.8%	1.0%	3%	36.7%	40.5%	(3.8)%	(9)%
Net income attributable to Calamos Asset Management, Inc.	$4,733	$4,609	$124	3%	$13,586	$15,934	$(2,348)	(15)%

Operating income for the third quarter of 2012 of $31.7 million decreased by $998,000, or 3%, from the third quarter of 2011. Operating margin for the third quarter of 2012 increased to 38.8% from 37.8% from the third quarter of 2011. Operating income for the first nine months of 2012 decreased by 16% to $91.7 million from $109.4 million for the same period a year ago. Operating margin was 36.7% for the first nine months of 2012, a decline from 40.5% for the first nine months of 2011.

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

The following table summarizes the net distribution fee margin for the third quarter and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2012	2011	2012	2011
(in thousands)
Distribution and underwriting fees	$16,684	$20,041	$52,444	$64,096
Distribution expenses	(15,011)	(16,797)	(46,371)	(53,306)
Amortization of deferred sales commissions	(946)	(1,760)	(3,621)	(4,958)
Net distribution fees	$727	$1,484	$2,452	$5,832

Net distribution fee margin	4%	7%	5%	9%

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

Revenues

Total revenues decreased by $4.6 million, or 5%, to $81.8 million for the third quarter of 2012 from $86.5 million for the third quarter of 2011. Total revenues decreased by $20.2 million, or 7%, to $249.8 million for the first nine months of 2012 from $270.0 million for the first nine months of 2011. The decreases were primarily due to lower investment management fees and distribution and underwriting fees, as can be seen in the table below:

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2012	2011	Amount	Percent	2012	2011	Amount	Percent
(in thousands)
Investment management fees	$64,402	$65,646	$(1,244)	(2)%	$195,050	$203,390	$(8,340)	(4)%
Distribution and underwriting fees	16,684	20,041	(3,357)	(17)	52,444	64,096	(11,652)	(18)
Other	761	796	(35)	(4)	2,305	2,469	(164)	(7)
Total revenues	$81,847	$86,483	$(4,636)	(5)%	$249,799	$269,955	$(20,156)	(7)%

Investment management fees decreased 2% in the third quarter of 2012 compared to the third quarter of 2011, which was primarily due to a $1.1 billion, or 3%, decrease in average Total Assets for the same periods. Investment management fees from open-end funds decreased to $39.7 million for the third quarter of 2012, from $41.9 million for the third quarter of 2011, driven by a $1.2 billion decrease in open-end fund average assets under management. Investment management fees from our closed-end funds increased to $12.5 million for the third quarter of 2012 from $12.3 million for the third quarter of 2011, due to a $120 million increase in closed-end fund average assets under management. Investment management fees from our separately managed accounts were $12.2 million for the third quarter of 2012, an increase from $11.5 million for the third quarter of 2011. Investment management fees that we earned as a percentage of average Total Assets were 0.76% for the third quarter of 2012 compared to 0.74% for the third quarter of 2011.

Investment management fees decreased 4% in the first nine months of 2012 compared to the first nine months of 2011 primarily due to a $2.0 billion, or 6%, decrease in average Total Assets for the same periods. Investment management fees from open-end funds decreased to $121.3 million for the first nine months of 2012, from $130.0 million for the first nine months of 2011, driven by a $1.9 billion decrease in open-end fund average assets under management. Investment management fees from our closed-end funds increased to $37.2 million for the first nine months of 2012, from $37.0 million for the first nine months of 2011, driven by a $9 million increase in closed-end fund average assets under management. Investment management fees from our separately managed accounts were $36.5 million for the first nine months of 2012 an increase from $36.4 million for the first nine months of 2011. Investment management fees that we earned as a percentage of average Total Assets were 0.76% for the first nine months of 2012 compared to 0.75% for the first nine months of 2011.

Distribution and underwriting fees decreased by 17% in the third quarter of 2012 compared to the third quarter of 2011, partially due to a decrease of 6% in our average open-end fund assets for the same periods. Distribution and underwriting fees decreased by 18% in the first nine months of 2012 compared to the first nine months of 2011, partially due to a decrease of 8% in our average open-end fund assets for the same periods. The decreases in distribution and underwriting fees were also due to a shift in open-end fund assets from Class A, B and C shares to Class I shares. More open-end fund investors are choosing to compensate their financial advisors through fee based models, increasing the demand for and a shift in assets toward our Class I shares. Because we do not collect distribution fees from Class I shares, our distribution revenue has decreased with this shift in assets.

Operating Expenses

Operating expenses decreased by $3.6 million for the third quarter of 2012, reflecting decreases distribution expenses, amortization of deferred sales commissions, and general and administrative expenses, partially offset by increases in employee compensation and benefits expenses, and marketing and sales promotion expenses. Operating expenses decreased by $2.5 million for the first nine months of 2012, reflecting decreases in distribution expenses and amortization of deferred sales commission. These decreases were partially offset by increases to employee compensation and benefits expenses, marketing and sales promotion expenses, and general and administrative expenses.

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2012	2011	Amount	Percent	2012	2011	Amount	Percent
(in thousands)
Employee compensation and benefits	$19,781	$19,458	$323	2%	$62,926	$60,299	$2,627	4%
Distribution expenses	15,011	16,797	(1,786)	(11)	46,371	53,306	(6,935)	(13)
Amortization of deferred sales commissions	946	1,760	(814)	(46)	3,621	4,958	(1,337)	(27)
Marketing and sales promotion	4,608	4,285	323	8	14,562	12,415	2,147	17
General and administrative	9,768	11,452	(1,684)	(15)	30,596	29,583	1,013	3
Total operating expenses	$50,114	$53,752	$(3,638)	(7)%	$158,076	$160,561	$(2,485)	(2)%

Employee compensation and benefits expense increased by $323,000 and $2.6 million for the third quarter and first nine months of 2012, respectively, when compared to the third quarter and first nine months of 2011, due to an increase in salary expense and accruals for performance-based incentive compensation, partially offset by lower equity compensation expenses. Equity compensation expenses decreased in the third quarter as a result of a reversal of expenses due to forfeitures. Salary expenses increased throughout the year due to increases in the number of associates we employ and our investment into more distribution and client focused personnel.

Distribution expenses decreased by $1.8 million and $6.9 million for the third quarter and first nine months of 2012, respectively, when compared to the third quarter and first nine months of 2011. The decreases were due to a reduction in average assets under management for open-end funds of 6% and 8% for the third quarter and first nine months of 2012, respectively, and a continued shift of average open-end fund assets to Class I shares which do not result in distribution expenses. These decreases were partially offset by increases in distribution expenses as a result of an increase in the average Class C shares assets older than one year. As Class C shares age past one year, the associated distribution fees are paid to broker-dealers and other intermediaries. As such, increases in the average Class C share assets older than one year results in an increase in distribution expenses.

Amortization of deferred sales commissions decreased by $814,000 and $1.3 million for the third quarter and first nine months of 2012, respectively, when compared to the third quarter and first nine months of 2011, due to the increase in the average Class C share assets older than one year and for the third quarter the increase in the average age of Class B share assets. As mentioned earlier, once Class C shares age past one year the associated distribution fees are no longer retained and amortized, but paid to broker-dealers and other intermediaries and recorded as distribution expenses. Hence, the aging of Class C shares reduces amortization of deferred sales commission, but increases distribution expenses.

Marketing and sales promotion increased by $323,000 and $2.1 million for the third quarter and first nine months of 2012, respectively, when compared to the third quarter and first nine months of 2011, largely the result of an increase in waived fund expenses which limit the annual ordinary operating expenses of each fund, and an increase in marketing and sales promotion expenses due to our increase spending to build awareness around our investment strategies. These increases were partially offset by a decrease in supplemental distribution payments to distribution intermediaries. Supplemental distribution payments are positively correlated with the levels of open-end fund assets that we manage.

General and administrative expenses decreased by $1.7 million for the third quarter of 2012, when compared to the third quarter of 2011, due to expenses incurred in 2011 related to the company’s initiative to review options for creating a greater degree of clarity regarding the firm’s total market capitalization. These decreases were partially offset by an increase in professional services expenses related to the acquisition of Black Capital, LLC (Black Capital). General and administrative expenses increased by $1.0 million for the first nine months of 2012, when compared to the first nine months of 2011. Many offsetting factors gave rise to the net increases in expenses during the periods. However, the main drivers to the increases for the first nine months of 2012 were travel expenses, professional services expenses related to the acquisition of Black Capital, client reimbursement related to trade correction expenses in the first quarter, and outsourcing of middle office functions.

Non-operating Activities, Net of Non-controlling Interest in Partnership Investments

Non-operating income, net of non-controlling interest in partnerships decreased by $10.9 million and increased by $1.5 million for the third quarter and first nine months of 2012, respectively, when compared to the third quarter and first nine months of 2011. The decrease in the third quarter of 2012 was due to a decrease in investment income of $10.0 million when compared to the third quarter of 2011. The main driver of this decrease was principally due to options contracts, which went from realized gains in the third quarter of 2011 to realized losses in the third quarter of 2012. The increase in the first nine months of 2012 was due to an increase in investment income of $2.1 million when compared to the first nine months of 2011. The increase in investment income in the first nine months of 2012 was a result of realized gains on our investments, as part of our tax harvesting strategy, partially offset by an increase in realized losses on option contracts.

The following table summarizes our non-operating activities, net of non-controlling interest in partnership investments for the third quarter and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
(in thousands)
Interest income	$107	$93	$14	$291	$215	$76
Interest expense	(1,503)	(1,521)	18	(4,511)	(5,147)	636
Net interest expense	(1,396)	(1,428)	32	(4,220)	(4,932)	712

Investment income	3,187	13,229	(10,042)	22,811	20,678	2,133
Dividend income	877	767	110	2,453	2,367	86
Miscellaneous other income	88	42	46	244	145	99
Investment and other income	4,152	14,038	(9,886)	25,508	23,190	2,318
Non-operating income	2,756	12,610	(9,854)	21,288	18,258	3,030
Net (income) attributable to non-controlling interest in partnership investments	(1,058)	—	(1,058)	(1,572)	(5)	(1,567)
Non-operating income, net of non- controlling interest in partnership investments	$1,698	$12,610	$(10,912)	$19,716	$18,253	$1,463

The following table provides a summary of the returns that we generated from our corporate investment portfolio. This table combines the investment and dividend income as reported in our statement of operations with the change in fair value of our investment securities that are recorded in accumulated other comprehensive income, a component of stockholders' equity, for the third quarter and nine months ended September 30, 2012:

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Non-Operating Income, net	Change in Accumulated Other Comprehensive Income	Total	Non-Operating Income, Net	Change in Accumulated Other Comprehensive Income	Total
(in thousands)
Funds and common stock	$1,987	$15,649	$17,636	$28,591	$1,429	$30,020
Partnership investments	2,436	—	2,436	3,674	—	3,674
Equity option contracts	(1,236)	—	(1,236)	(9,454)	—	(9,454)
Investment income	3,187	15,649	18,836	22,811	1,429	24,240
Dividend income	877		877	2,453		2,453
Non-controlling interest in partnership investments	(1,058)		(1,058)	(1,572)		(1,572)
Investment portfolio results	$3,006		$18,655	$23,692		$25,121
Less: Non-controlling interest in Calamos Investments LLC		(12,198)			(1,117)
Deferred income taxes		(1,276)			(116)
Change in accumulated other comprehensive income		$2,175			$196

Our investment portfolio returned $18.7 million, or 5.4%, and returned $25.1 million, or 7.7%, in the third quarter and first nine months of 2012, respectively. These results primarily reflect realized and unrealized gains from investment securities and realized losses on option contracts used to hedge market value fluctuations in the corporate investment portfolio.

Income Tax Provision

Calamos Investments LLC (Calamos Investments) is subject to certain income-based state taxes; therefore, income taxes reflect not only the portion attributed to us but also income taxes attributable to non-controlling interests. Our effective income tax rate for the third quarter and first nine months of 2012 was approximately 36.2% and 44.9%, respectively, compared to 50.9% and 41.8% for the third quarter and first nine months of 2011. The first nine months of 2012 effective tax rates include the impact of an increase in the deferred tax valuation allowance of $1.9 million, to reduce our deferred income tax assets to an amount that is more likely than not to be realized. Excluding the deferred tax valuation allowance, our effective income tax rate would be 36.2% and 37.2% for the third quarter and first nine months ended September 30, 2012, respectively, and 38.1% and 37.5% for the third quarter and first nine months ended September 30, 2011, respectively.

Net Income

Net income attributable to CAM was $4.7 million and $13.6 million for the third quarter and first nine months of 2012, respectively, compared to $4.6 million and $15.9 million for the third quarter and first nine months of 2011. Non-GAAP net income attributable to CAM was $6.5 million and $18.7 million for the third quarter and first nine months of 2012, respectively, compared to $6.6 million and $21.1 million for the third quarter and first nine months of 2011. See “Supplemental Non-GAAP Financial Measures” below for descriptions of non-GAAP financial measures and a reconciliation of non-GAAP financial measures to GAAP financial measures.

The Calamos Interests has reserved the right to exchange their interest in Calamos Investments for newly issued Class A common shares. At the time of exchange, the Calamos Interests would be granted Class A common shares with a value equal to the fair value of their ownership in Calamos Investments. The method for determining the number of shares the Calamos Interests receive upon exchange is described in Section 3 (c) (ii) of Article IV of the Second Amended and Restated Certificate of Incorporation of CAM. Based upon the number of outstanding shares of Class A common stock at September 30, 2012, and excluding the value of assets we own other than our 22.1% interest in Calamos Investments, such exchange would result in the Calamos Interests receiving 77.9% of CAM’s then outstanding Class A common stock.

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

Supplemental Non-GAAP Financial Measures

We provide investors with certain adjusted, non-GAAP financial measures including non-GAAP net income attributable to CAM and non-GAAP diluted earnings per share. These non-GAAP financial measures are provided to supplement our consolidated financial statements presented on a GAAP basis. These non-GAAP financial measures adjust GAAP financial measures to include the tax benefit from the amortization of deferred taxes on intangible assets, and to exclude the increase in deferred tax valuation adjustment, certain professional service fees related to CAM’s review of options for creating a greater degree of clarity regarding our market capitalization and CAM’s non-operating income, net of taxes. We believe these adjustments are appropriate to enhance an overall understanding of our operating financial performance, as well as to facilitate comparisons with our historical earnings results. These adjustments to our GAAP results are made with the intent of providing investors a more complete understanding of our underlying earnings results and trends and our marketplace performance. In addition, these non-GAAP financial measures are among the primary indicators management uses as a basis of managing our business.

The presentation of this additional information is not meant to be considered in isolation or as a substitute for the directly comparable financial measures prepared in accordance with GAAP. Investors should review the reconciliations of the non-GAAP financial measures to their most directly comparable GAAP financial measures as provided in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,

(in thousands)	2012	2011	2012	2011
Net income attributable to CAM	$4,733	$4,609	$13,586	$15,934
Adjustments:
Deferred tax amortization on intangible assets	1,979	1,979	5,937	5,936
Increase in deferred tax valuation allowance	-	1,200	1,900	1,200
Certain professional service fees, net of taxes	-	595	-	595
Non-operating income, net of taxes	(234)	(1,737)	(2,721)	(2,517)
Non-GAAP net income attributable to CAM	$6,478	$6,646	$18,702	$21,148
Diluted – Weighted average shares outstanding	20,802,592	20,636,776	20,698,105	20,578,804

Diluted earnings per share	$0.23	$0.22	$0.66	$0.77
Non – GAAP diluted earnings per share	$0.31	$0.32	$0.90	$1.03

Non-GAAP net income attributable to CAM is calculated by adjusting the following items from GAAP net income attributable to CAM:

(i)	amortization of deferred taxes on intangible assets associated with the election under section 754 of the Internal Revenue Code of 1986, as amended (Section 754 election);

(ii)	increase in deferred tax valuation allowance;

(iii)	certain professional service fees, net of taxes; and

(iv)	CAM’s non-operating income, net of taxes.

Non-GAAP diluted earnings per share is calculated by dividing (i) Non-GAAP net income attributable to CAM by (ii) diluted weighted average shares outstanding.

The deferred tax assets from the Section 754 election allows for a quarterly reduction of $2.0 million in future income taxes owed by us through 2019, to the extent that a tax payable exists during the quarter. As a result, this cash savings will accrue solely for the benefit of the shareholders of CAM’s common stock. We believe that adjusting this item from the calculation of the above non-GAAP items can be a useful measure in allowing investors to see our performance. The change in the allowance on the deferred tax asset is excluded from the above non-GAAP items as it may fluctuate in future periods affecting prior period comparisons. Certain professional service fees related to CAM’s review of options for creating a greater degree of clarity regarding our market capitalization, and non-operating income are excluded from the above non-GAAP items as they can distort comparisons between periods. As noted above, we believe that measures excluding these items are useful in analyzing operating trends and allows for more comparability between periods, which may be useful to investors.

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

The following table summarizes our principal sources of liquidity as of September 30, 2012 and December 31, 2011:

(in thousands)	September 30, 2012	December 31, 2011	Increase (Decrease)
Cash and cash equivalents	$117,901	$102,166	$15,735
Investment securities	344,224	318,496	25,728
Derivatives, net	47	(2,826)	2,873
Partnership investments, net of non-controlling interests	22,953	21,022	1,931
Total corporate investment portfolio	$485,125	$438,858	$46,267

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

Calamos Investments is the borrower of our $92.1 million in long-term debt. Calamos Investments was in compliance with all financial covenants as of September 30, 2012 and December 31, 2011. Calamos Investments currently has an investment-grade BBB+ rating from Standard & Poor’s.

The following is a summary of our covenant compliance as of September 30, 2012 with the defined terms and covenants having the same meanings set forth under our amended note purchase agreements:

Covenant	Results as of September 30, 2012
EBITDA/interest expense — not less than 3.0	22.65
Debt/EBITDA — not more than 2.75	0.68
Investment coverage ratio — not less than 1.175	4.55
Net worth — not less than $160 million	$337,296

The following tables summarize key data relating to our liquidity and capital resources:

(in thousands)	September 30, 2012	December 31, 2011
Statements of financial condition data:
Cash and cash equivalents	$117,901	$102,166
Receivables	29,599	28,527
Investment securities and derivatives, net	344,271	315,670
Partnership investments, net of non-controlling interest	22,953	21,022
Deferred tax assets, net	56,281	65,518
Deferred sales commissions	3,180	5,444
Long-term debt	92,115	92,115

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

Cash flows for the nine months ended September 30, 2012 and 2011 are shown below:

	September 30 ,
(in thousands)	2012	2011
Cash flow data:
Net cash provided by operating activities	$91,398	$110,858
Net cash used in investing activities	(14,259)	(12,201)
Net cash used in financing activities	(61,404)	(99,527)

Net cash provided by operating activities totaled $91.4 million for the nine months ended September 30, 2012. These net cash flows are primarily attributable to investment management and distribution and underwriting fees generated by core business activities, partially offset by staff, distribution, and other operating expenses.

Net cash used in investing activities totaled $14.3 million for the nine months ended September 30, 2012. The net cash used in investing activities primarily represents net cash outflows on our derivatives of $12.3 million, which are used as economic hedges against the equity price risk in our investment portfolio. Net cash outflows were also a result of an investment of $10.0 million in our new sponsored global fund, and the purchase of Black Capital. These outflows were partially offset by the liquidation of one of our sponsored funds totaling $17.0 million. The remaining sales and re-purchases of investing activities resulted in little change in cash used in investing activities. These sales and re-purchases of investments were the result of us realizing gains on our investment securities as a result of our tax harvesting strategy.

Net cash used in financing activities totaled $61.4 million for the nine months ended September 30, 2012, largely representing pro rata distributions from Calamos Investments paid to non-controlling interests in the amount of $55.2 million and dividends paid to CAM’s common shareholders in the amount of $6.1 million. Pro rata distributions from Calamos Investments were also paid to CAM in the amount of $15.8 million. These distributions are not reflected in the net cash flows used in financing activities; however they increase the cash available exclusively to the CAM’s common shareholders. We expect cash flows from financing activities to change with tax distributions based on the levels of income that we generate.

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

In September 2011, the FASB issued new guidance allowing an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. This guidance is effective and will be adopted by the Company at year-end when assessing impairment.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are summarized in note 2 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011. A discussion of critical accounting policies is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2011. With the exception of changes made in our deferred tax assets valuation allowance described below, there were no other significant changes in our significant accounting policies or critical accounting policies during the nine months ended September 30, 2012.

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

During 2009, the ownership structure of Calamos Investments was de-unitized and as a result, Calamos Interests’ ownership in Calamos Investments is no longer reflected in the diluted share count presented in CAM’s financial statements. Therefore, the determination of the market capitalization of the fully consolidated business cannot be easily determined by the product of share price and weighted average number of shares. There is a divergence within the financial community on how to calculate CAM’s market capitalization with some basing it solely on the outstanding share count of CAM’s Class A common stock and others grossing-up CAM’s outstanding Class A shares by its 22.1% ownership in Calamos Investments. The following illustration and accompanying table highlight the uniqueness of CAM’s ownership structure in determining the fully consolidated market capitalization. This illustration is based on the closing price of CAM’s Class A common stock of $11.64 on September 30, 2012.

Other Assets as of September 30, 2012, included cash and cash equivalents and current income tax receivables with a combined book value of $64.7 million, which approximates fair value, as well as net deferred tax assets with a book value of $56.3 million. The most significant deferred tax asset relates to an election made under section 754 of the Internal Revenue Code following CAM’s initial public offering that expires in 2019, which allows CAM to reduce future income tax payments by $7.9 million annually.

The net present value of the net deferred tax assets is $35.0 million if a hypothetical 12% discount rate were applied over the remaining life of the assets. Using this assumption, Other Assets would collectively have a discounted present value of $99.7 million, or $4.89 per share. Assuming CAM’s stock price fully reflects the Other Assets’ discounted present value of $4.89 per share, it can be inferred that CAM’s remaining stock price of $6.75 ($11.64 - $4.89) would be attributable to CAM’s 22.1% ownership interest in Calamos Investments. With these assumptions, the market capitalization associated with CAM’s ownership in Calamos Investments can be estimated by multiplying CAM’s share price attributable to Calamos Investments ($6.75) by the number of CAM’s Class A common shares outstanding (20.4 million) to yield an estimated market capitalization of $137.6 million as of September 30, 2012. This result, however, must be divided by CAM’s 22.1% ownership of Calamos Investments to determine the total implied market capitalization of Calamos Investments of $623.1 million. Adding the discounted present value of CAM’s Other Assets to the market capitalization of Calamos Investments indicates that the fully consolidated market capitalization of CAM would be estimated at $722.8 million as of September 30, 2012.

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

The following calculation summarizes CAM’s fully consolidated market capitalization both including and excluding the discounted present value of assets owned exclusively by CAM, which does not take into consideration premiums or discounts for control or marketability:

	No Recognition of CAM's Other Assets		Full Recognition of CAM's Other Assets
(in thousands, except share data) (1)	Ownership in Calamos Investments	Other Assets	Ownership in Calamos Investments	Other Assets
Divide:
Discounted value of CAM's Other Assets		-		$99,697
Class A shares outstanding at September 30, 2012		20,386,015		20,386,015
Discounted value per share of CAM's Other Assets		-		$4.89

Multiply:
Share price attributed to assets	$11.64	-	$6.75	$4.89
Class A shares outstanding at September 30, 2012	20,386,015	20,386,015	20,386,015	20,386,015
Market capitalization of outstanding shares	$237,293	-	$137,596	$99,697

Divide by:
CAM’s percentage ownership	22.1%	100%	22.1%	100%
Market capitalization associated with CAM's assets	$1,074,571		$623,097	$99,697
Fully consolidated market capitalization	$1,074,571		$722,794

Similarly, our Board of Directors may be required to determine the fair values of CAM’s assets. This requirement would be necessitated should the Calamos Interests choose to exchange their ownership interest in Calamos Investments for shares of CAM’s Class A common stock (the Exchange). Effective March 1, 2009, the Exchange provisions as set forth in CAM’s Schedule 14C filed with the Securities and Exchange Commission on January 12, 2009 require that the Exchange be based on a fair value approach. Assuming that our Board of Directors used the market price of CAM’s Class A share common stock as the basis for determining fair value, the following table presents a likely range of the number of CAM shares of Class A common stock that the Calamos Interests would have received upon Exchange at September 30, 2012:

(in thousands, except share data) (1)	No Recognition of CAM's Other Assets	Full Recognition of CAM's Other Assets

Market capitalization associated with CAM's investment in Calamos Investments (see table above)	$1,074,571	$623,097

Multiply by:
Calamos Interests ownership in Calamos Investments	77.9%	77.9%
Calamos Interests’ value exchanged for Class A common stock	$837,278	$485,501

Divide by:
Share price of CAM Class A common stock	$11.64	$11.64
Shares issued to the Calamos Interests upon Exchange	71,931,434	41,710,042

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

Further, the value and composition of our Total Assets managed or serviced are, and will continue to be, influenced by a variety of factors including, among other things: purchases and redemptions of shares of the open-end funds and other investment products; fluctuation in both the underlying value and liquidity of the financial markets around the world that result in appreciation or depreciation of Total Assets managed or serviced; open-end fund capital gain distributions; our ability to access capital markets; our introduction of new investment strategies, products and programs; our ability to educate our clients about our investment philosophy and provide them with best-in-class service; the relative investment performance of our products as compared to competing offerings and market indices; competitive conditions in the mutual fund, asset management and broader financial services sectors; investor sentiment and confidence; our decision to open or close products and strategies; and our ability to execute on our strategic plan to expand the business. Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 discusses some of these and other important factors in detail under the caption “Risk Factors.”

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

An analysis of our market risk was included in our Annual Report on Form 10-K for the year ended December 31, 2011. There were no material changes to the Company’s market risk during the nine months ended September 30, 2012.

Item 4. Controls and Procedures

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2012, and has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in the Company’s internal control over financial reporting that occurred during our second quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business, the Company may be party to various legal proceedings from time to time.  Currently, there are no legal proceedings that management believes may have a material effect on our consolidated financial position or results of operations.

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

10.4	Amendment No. 2 to the Employment Agreement by the Registrant and Nick P. Calamos (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2012).

10.5	Employment Agreement between Calamos Advisors LLC and Gary D. Black (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2012).

31.1	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

31.2	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

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

CALAMOS ASSET MANAGEMENT, INC.
(Registrant)

Date: November 7, 2012	By: /s/ Nimish S. Bhatt
Name: Nimish S. Bhatt
Title: Senior Vice President and Chief Financial Officer