Form 10-K
period 2012-12-31
Calamos Asset Management, Inc. /DE/
filed 2013-03-14
CIK 1299033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). □ Yes ☒ No

The aggregate market value of common stock held by non-affiliates (assuming that all directors and executive officers are affiliates) on June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was $228.0 million.

At March 8, 2013, there were 20,473,365 shares of Class A common stock and 100 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III - Portions of the definitive proxy statement for our Annual Meeting of Shareholders on or about June 5, 2013, as specifically described herein.

PART I

ITEM 1. BUSINESS

Unless the context otherwise requires, references to “we,” “us,” “our,” “our Company,” and “the Company” refer to Calamos Asset Management, Inc., a Delaware corporation incorporated on July 23, 2004, and its consolidated subsidiaries, including Calamos Investments LLC and the operating company subsidiaries of Calamos Investments LLC.

“Calamos Advisors” refers to Calamos Advisors LLC, a Delaware limited liability company, an investment advisor registered with the U.S. Securities and Exchange Commission (“SEC”) and wholly-owned subsidiary of Calamos Investments LLC. Calamos Advisors acts as an investment advisor in managing our separate accounts and open-end and closed-end funds;

“Calamos Family Partners” refers to Calamos Family Partners, Inc., a Delaware corporation, and our predecessor holding company. Calamos Family Partners is a private firm owned by members of the Calamos family and owns all the outstanding shares of our Class B common stock;

“Calamos Global Funds” and “Offshore Funds” refer to Calamos Global Funds PLC, an Ireland-domiciled open-end umbrella company consisting of Undertakings for Collective Investment in Transferable Securities (“UCITS”), which are registered in the Republic of Ireland;

“Calamos Financial Services” refers to Calamos Financial Services LLC, a Delaware limited liability company and broker-dealer registered under the Securities Exchange Act of 1934, as amended, and a wholly-owned subsidiary of Calamos Investments LLC. Calamos Financial Services acts as the sole distributor of our family of open-end funds; and

“Calamos Interests” refers to Calamos Family Partners and John P. Calamos, Sr., our Chairman of the Board, Chief Executive Officer and Global Co-Chief Investment Officer. Mr. Calamos also holds the controlling interest in Calamos Family Partners.

The other wholly-owned subsidiaries of Calamos Investments LLC are Calamos Wealth Management LLC (“Calamos Wealth Management”), a registered investment advisor that provides wealth management services, including asset allocation and investment advisory services, to high net worth individuals, family offices and private foundations, and Calamos Investments LLP (formerly known as Calamos International LLP), an indirect majority-owned subsidiary of Calamos Investments LLC, is a registered investment advisor with the Financial Services Authority (“FSA”) in the United Kingdom and distributor of the Offshore Funds and Company’s products globally.

Total Assets includes assets under management as well as assets in which the Company provides model portfolio design and oversight. Total Assets and other financial data presented in this report with respect to the open-end funds that we manage include the Calamos Growth and Income Portfolio, which is a portfolio of the Calamos Advisors Trust, a registered open-end investment company. However, references to the term “open-end funds” in this report do not otherwise include this portfolio. References to “funds” in this report refer to both open-end and closed-end funds, as well as Offshore Funds.

Overview

Calamos Asset Management, Inc. is the sole manager of Calamos Investments LLC, which owns and manages our operating companies. For more than 35 years, we have provided investment advisory services to institutions and individuals, managing and advising $30.6 billion in Total Assets as of December 31, 2012. Throughout our history, we have based our investment philosophy on the belief that the key to consistent, long-term success is achieving an optimal balance between enhancing return and managing risk. We have consistently applied our investment philosophy and proprietary processes centered on risk management across a range of U.S. and global investment strategies. The graphic below illustrates our organizational and ownership structure as of December 31, 2012:

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
Calamos Investments LLC
Calamos Financial Services LLC
(U.S. Distributor)
Calamos Advisors LLC and Calamos Wealth Management LLC
(U.S. Investment Advisors)
Calamos Investments LLP[3]
(U.K. Investment Advisor and Distributor)

_________________

(1)	Represents combined economic interest of Calamos Family Partners and John P. Calamos, Sr. who is also a member of Calamos Investments LLC.
(2)
Represents combined economic interest of all public stockholders, including John P. Calamos, Sr., Nick P. Calamos and John P. Calamos, Jr.’s combined 8.4% ownership interest of Class A common stock. The calculation of ownership interest includes options and RSUs that vest within 60 days.

(3)	As of May 2, 2012, Calamos International LLP’s name changed to Calamos Investments LLP.

Our Company began as a boutique investment manager, with an emphasis on strategies that sought to maximize the potential of convertible securities to manage risk and build wealth. Today, we are a global asset management firm that offers strategies to fulfill a range of asset allocation goals through a multi-team platform. We are headquartered in the Chicago metropolitan area. Our Company also has offices in London and New York.

Our evolution as a company has been a logical expansion of our core investment discipline and proprietary resources, which are built upon gaining a comprehensive understanding of a company and the relative attractiveness of the securities within its capital structure. The breadth and depth of this approach has provided the foundation for building multiple specialized investment teams and diverse investment strategies. All of our portfolios benefit from the research and insights of a collaborative investment culture and the accumulated knowledge we have amassed over the decades.

As more fully described in the Investment Strategies of Item 1. Business, our strategies include U.S. equity, low-volatility equity, global/international equity, fixed income, convertible, and alternative. We believe a disciplined adherence to our investment philosophy has enabled us to deliver strong risk-adjusted returns in many of our strategies over multiple market cycles.

We seek institutional and individual clients with long-term investment horizons. We make our range of investment strategies and services available to these clients, directly and through intermediaries, by offering investment products designed to suit their investment needs, such as open-end funds, closed-end funds, institutional accounts and managed accounts. We plan to continue to introduce new investment strategies and supporting services that will provide the opportunity for attractive risk-adjusted returns.

We believe our long-term investment performance, broad range of investment strategies, diverse product offerings and emphasis on sales and client service efforts have allowed us to help our clients create wealth over full market cycles, which, in turn, grew our Total Assets and revenues throughout the years. Ours is a culture of innovation, global perspective, and clear alignment with our clients’ interests. Over the decades, we have consistently demonstrated strength in developing strategies that capitalize on the opportunities of the changing investment landscape.

In 2012, we experienced a reduction in Total Assets, driven primarily by net outflows from investment strategies that have experienced recent performance challenges and from strategies that were closed to new investors.  These challenges were exacerbated by the overall industry outflows in U.S. and international equities.  The Company’s global and international strategies that were open to new investors during all of 2012, however, had net inflows for the year. Across our products, we have carefully assessed performance issues and believe that we have made and will continue to make adjustments appropriate for current market conditions. Our investment team is finding new opportunities in various sectors and asset classes globally, including the convertible market. Additionally, we recently reopened our market neutral strategy and two of our lower-volatility equity strategies, which were closed to new investors during 2012. We believe reopening these strategies will help to attract new investors and flows during 2013.

We provide additional information about Calamos Asset Management, Inc. in the Investor Relations section of our website at www.calamos.com/Investors. This information includes corporate governance documents, press releases, investor presentations, SEC filings and Total Assets reports, among others. We encourage you to visit and review our website. The information on our website is not a part of this Annual Report on Form 10-K.

Business Strategy

Our business strategy is designed to ensure we maintain focus on our investment philosophy and enhance it, given current conditions in the economy and markets. We apply a disciplined approach to investment research and portfolio management, which allows us to significantly leverage our investment talent.

Throughout the history of our firm, we have thoughtfully leveraged our investment expertise to expand our investment platform and investment team resources in response to market opportunities and client needs. We have also dedicated resources to expanding our distribution and client servicing capabilities to retain existing clients and attract new clients globally.

Our goal is to continue to grow our business and diversify the assets we manage by investment strategy, product, service and type of client. To take advantage of market opportunities for attractive risk-adjusted returns, we have selectively created complementary investment products over the years and also have expanded our business through strategic acquisitions. Our execution of our strategy reflects our emphasis on building our capabilities in ways that position our business for long-term expansion, enhance performance, and improve client responsiveness.

In 2012, we further enhanced our investment platform and our investment team to better serve our clients. We moved from a one-team one-process approach to a multi-team investment structure. This structure supports our strategic efforts by providing clients with the specialized expertise that the evolving global markets increasingly demand. Through the 2012 acquisition of Black Capital, LLC, we hired Gary D. Black to serve as Executive Vice President, Global Co-Chief Investment Officer and Chief Investment Officer of Alternative Strategies. Mr. Black brings extensive experience leading global teams of investment professionals, across asset classes. As a result of acquiring Black Capital, LLC, which Mr. Black founded, we added a dedicated long-short equity investment team to expand our existing capabilities in alternative strategies, a significant and growing opportunity globally. This followed the hiring of a dedicated value equity team earlier in the year to assume management of our value strategy. Selectively expanding our capabilities by adding investment professionals ensures that we do not dilute the resources we dedicate to existing strategies.

We have been, and will continue to be, guided by the following principles:

Maintain Strong Investment Performance

Our strategy is to maintain our performance by consistently applying our investment philosophy and processes, while actively managing our strategies to maintain a balance of risk and reward over the full course of a market cycle and during changing market conditions. We seek to protect our clients’ assets through our management of both investment portfolios and investment strategy capacity. Accordingly, at times we have chosen to restrict inflows or close products to new investments if we believe it is in the best interests of our current clients to do so. Similarly, we may discontinue products if we do not believe satisfactory risk-adjusted returns can be achieved for our clients.

Focus on Clients, With an Emphasis on Serving Long-Term Investors

We believe that managing our clients’ assets is an honor and a responsibility. Client service is crucial to our ongoing success. In all our activities, our goal is to have our clients’ best interests in mind and to work diligently and professionally to exceed client expectations for performance and service. We strongly believe that the success of our Company is a by-product of our success in helping clients achieve their investment objectives. In particular, we seek to attract, develop and maintain long-term client relationships by providing excellent client service, including educating investors about our investment philosophy and processes. We take great care to ensure that the resources devoted to existing clients and strategies are not compromised by our growth and expansion efforts.

Selectively Expand Our Investment Strategies

Since the introduction of our first convertible strategy in 1977, we have strategically expanded our product offerings. Each expansion has leveraged our core competencies in investment research and portfolio management. We will continue to expand our investment strategies selectively in areas where we determine we can achieve attractive risk-adjusted returns over the long-term. In recent years, we launched the Calamos Discovery Growth Fund, a small/mid-cap growth fund for U.S. investors. To broaden access to our expertise to non-U.S. investors, we added an emerging markets fund to our family of Ireland-based UCITS funds in 2011. In 2012, we again expanded our offerings to non-U.S. investors with the addition of the Calamos Global High Income Fund and to both U.S. and non-U.S. investors with the addition of the Calamos Arista Strategic Fund LTD. Through such strategic expansion efforts, we believe we can enhance our ability to increase Total Assets and revenues.

Expand Our Client Base

Over recent years, as part of our strategic initiatives, we have increased our focus on the institutional business through additions to staff in direct institutional sales, consultant relations, client relationship management and non-U.S. sales. These efforts have enhanced both our global business development as well as client service and retention efforts, along with increasing brand awareness.

We distribute the Calamos open-end funds and managed accounts primarily through financial intermediaries. We have developed an extensive network of third-party financial intermediaries, and our products are structured to meet their needs and those of their clients. Our sales professionals are located across the United States and in Europe, and they act in a consultative role to provide our clients with insight. We intend to grow our intermediary business through relationships. We also manage five closed-end funds that currently trade on the NASDAQ. We operate a wealth management division that serves high net worth individuals, family offices, endowments and other organizations. The development of these business segments is strategic and includes the continued delivery of a high level of client service and solid relative investment performance.

Capitalize on Our Recognized and Respected Brand

We believe that brand awareness is essential in expanding our client base and adding value. Our focus is to continue to highlight the uniqueness of our investment process, our investment strategies and global investment research, and to expand our position in the global markets.

In 2012, many of our funds and strategies were recognized for long-term performance and risk management by companies and publications such as Morningstar, Kiplinger’s Personal Finance, Smart Money, Dow Jones, Citywire and Lipper. John P. Calamos, Sr. has written books on investments in convertible securities and is recognized internationally as an investment expert. He and other members of our investment team often discuss their investment insights with respected industry media outlets including CNBC, Forbes, Pensions & Investments, IPE, Professional Pensions, Financial News, Citywire, Reuters, Crain’s Chicago Business, Ignites and FundFire, among others. Mr. Calamos was named to Citywire’s Euro Stars list of top investment managers in June 2012. In addition, he hosted an online webinar in 2012 to discuss our emerging market investment strategies and strengthen the Calamos brand and the awareness of our investment philosophy.

We raise brand awareness through strategic sponsorships, including taking a leadership role at multiple industry and financial services conferences. In 2012, we sponsored the Milken Institute Global Conference in California and the Milken Institute London Summit. Mr. Calamos participated in panel discussions at these conferences. The Company participated in numerous trade shows and other industry activities in 2012, including the Capital Link Closed-End Fund Forum in New York City, the Schwab Impact Conference in Chicago, and the IPE Awards in Copenhagen. Additionally, as a member of the Hellenic Initiative, Mr. Calamos, along with other global business leaders, provided economic and business-development advice to leaders of the Greek government.

Investment Philosophy

We believe that a successful investment philosophy must be consistent and long-term in its focus. Our investment philosophy is based on our views about the longer-term trends and economic conditions that affect financial markets. We assume there will always be unforeseen events that will continually test conventional wisdom. We believe we can achieve favorable investment results over extended periods of time based on our experience throughout many market cycles, our continued study of economics and financial markets, and our application of sound investment processes that can help manage the volatility and risk associated with financial markets.

The creation of wealth for our clients over the long-term is not solely about producing returns, but about managing risk, which we define as the potential for loss and the variability of investment returns. We offer investment strategies that represent distinct balances, or profiles, of risk and reward. We believe that diversification is critical to managing risk and moderating the impact of volatile markets. Our objective is to maintain the consistency of each strategy’s risk and reward profile, whether managing a conservative or an aggressive strategy.

We make decisions about individual securities within the context of our perspective on global macroeconomic themes. While the markets may not always follow the same pattern every economic cycle, history provides a valuable context for evaluating the risks and opportunities of the current investment environment. Our investment decision-makers have decades of experience managing through many market cycles.

Investment Management

A dedication to client service extends across our organization and guides the day-to-day decision making within our Company. Accordingly, our investment management team is guided, above all else, by the long-term interests of our clients. Our global investment platform has evolved from a single integrated team to multiple teams with specialized expertise. The investment team includes 60 investment professionals, organized into specialized teams. Having distinct teams ensures that investment professionals are able to concentrate on their core areas of responsibility to best serve our clients. This multi-team structure allows us to add investment talent and teams with other specializations, without compromising the interests of clients in other of our strategies.

Our investment professionals are focused on portfolio management, research, trading, portfolio administration and developing analytical models. The investment organization is led by our Global Co-Chief Investment Officers John P. Calamos, Sr. and Gary D. Black. In 2012, Nick P. Calamos stepped down from the role of President of Investments and Co-Chief Investment Officer and

transitioned into a senior advisory role with the firm. Global Co-Chief Investment Officers, Co-Heads of Research and Investments and Co-Portfolio Managers are supported by and lead a team of investment professionals whose valuable contributions create a synergy of expertise that can be applied across many different investment strategies.

In 2012, we further strengthened our investment organization with the formalization of an Investment Committee that performs the following functions:

• Establishment of top-down global macroeconomic views;

• Discussion of sector, thematic and geographic positioning across strategies;

• Oversight of risk management across strategies;

• Monitoring and evaluation of investment performance; and

• Evaluation and recommendation of enhancements to the investment process.

The Investment Committee operates as a team and consists of our Global Co-Chief Investment Officers, who will lead the Committee, and a select group of senior investment professionals, including Co-Heads of Research and Investments, and Co-Portfolio Managers. Other members of the investment team will also participate in Committee meetings in connection with specific investment related issues or topics as deemed appropriate. Membership of the Investment Committee may be modified to ensure we adapt to dynamic economic, capital market and investment environments as well as incorporate diverse views into our investment process. Portfolio holdings are reviewed and trading activity is discussed on a regular basis by team members.

We believe we are staffed to successfully manage our current investment strategies. As we thoughtfully grow our assets and expand investment capabilities, we expect to continually evaluate and strategically deepen the investment resources we employ. Talent development across the firm is critical to fulfilling our mission and to delivering upon our strategic objectives. We intend to further strengthen our teams not only through hiring but also by developing the skills of the talented individuals within our organization.

Our organizational structure also supports an apprentice system which allows us to identify and cultivate talent. Members of our investment team participate in a career track system that helps institutionalize our investment process by immersing many analysts and other team members in our investment philosophy and process from early in their careers. Additionally, key members of the investment team participate in the long-term component of our incentive compensation plan. Through this plan, investment team members can share in the overall success of our Company.

Investment Processes

Our investment processes combine our insights about economic conditions and broader investment themes with our analysis of individual securities. We use proprietary research and monitoring processes that leverage our years of experience and application, as well as long-standing principles and current academic research. Risk management is integrated fully throughout all aspects of our investment approach. Our processes rely on qualitative research and also employ a variety of quantitative tools.

Client Relationships

Our first institutional account mandate was initiated in 1981 for a pension fund account. In the late 1980s, we became one of the first participants in the broker-sponsored managed account business. In 2002, we launched the first of our five closed-end funds. As we have done in the past, we continue to strive to expand our presence in distribution channels that best deliver our strategies to long-term investors in order to grow our client base, Total Assets and revenues. In recent years, we have placed greater emphasis on institutional investors, including private pension funds, public funds, endowment funds, banks and insurance companies. We have also placed greater emphasis on other channels for open-end funds and managed account products such as 401(k) platforms, broker consultants, broker-dealers, registered investment advisers, financial planners, family offices, private foundations and high net worth investors.

In 2012, as part of our ongoing efforts to expand our distribution opportunities and client base, we have maintained our focus on the institutional market and retirement platform opportunities, and selectively increased the number of intermediaries that distribute Calamos products globally.

Intermediary

In 2012, our intermediary business experienced net outflows, primarily related to performance challenges in our U.S.-based funds and outflows in funds that were closed to new investors. However, we continued to see positive flows in our international, global and emerging markets funds. As these products continue to mature, we expect that they can provide ongoing opportunities for this channel. Increasing the visibility of our international, global and emerging market products remains an important focus of our efforts in 2013.

We also see additional growth opportunities for the intermediary channel resulting from the January 2013 reopening of three funds: the Calamos Market Neutral Income Fund, Calamos Global Growth and Income Fund and the Calamos Growth and Income Fund. We believe that these funds continue to provide a differentiated approach to meeting diverse investor needs, including those related to volatility concerns. Additionally, as the role of alternative investments grows in this channel, we believe the reopening of the Calamos Market Neutral Income Fund positions us advantageously.

Defined contribution plans continue to be a significant segment of the U.S. intermediary market and open-end fund sales. We view the defined contribution industry as a strong target market, given our focus on risk management and outperformance over full and multiple market cycles. In 2012, our ongoing efforts yielded several new retirement and national account relationships. Our efforts include focusing key resources and personnel on a targeted set of opportunities, including fee-based open-end fund platforms and separately managed accounts in the four major wire houses. We continue to align the incentives of our sales teams to emphasize client service and client retention.

Client accounts held at our top ten financial intermediaries represented 55% of our Total Assets as of December 31, 2012.

Institutional

In 2012, the institutional channel experienced net outflows. Similar to our intermediary business, performance challenges in U.S. growth strategies and outflows in closed strategies slowed asset growth. We continued to advance our efforts in the institutional channel. In particular, we believe our suite of international, global and emerging market strategies are positioned for growth, given their long-term investment performance and market demand. We have been encouraged by the interest shown by non-U.S. clients in our investment strategies and we intend to maintain a focus on non-U.S. opportunities.

Wealth Management

Calamos Wealth Management is a registered investment advisory firm servicing affluent families, family offices, foundations and small institutions. Calamos Wealth Management provides investment advisory and wealth planning services under the guidance of the Investment Committee and management team. Investment Advisory services include assessment of investment programs and goals, development of an investment policy statement, and the design of a strategic asset allocation. Clients' asset allocations are implemented through a combination of Calamos Advisor offerings and solutions provided by carefully selected independent third party investment managers providing flexible, opportunistic and risk-managed portfolios for clients' global asset allocation needs. Calamos Wealth Management wealth planning professionals work with clients' legal and tax advisors to provide information and counsel to clients and their families on trust and estate, tax, and financial planning matters as they relate to the client’s personal goals and overall investment strategy. By integrating wealth planning and investment advisory services, Calamos Wealth Management seeks to help clients arrive at holistic solutions to meet their current needs and preserve and grow their wealth over generations.

Global

In 2007, we established Calamos Global Funds, an Ireland-domiciled UCITS platform. In 2009, we established an office in London, where we serve European intermediary and institutional channels. In 2012, we introduced the Calamos Global High Income Fund, a UCITS fund designed to tap into global investor demand for income strategies. We believe that our high income approach, which we have utilized in a U.S. mutual fund since 1999 as well as in institutional portfolios, may be compelling for more conservative income-oriented investors seeking competitive returns in a global low interest-rate environment.

In 2013, our focus continues to be on building the brand globally in the intermediary and institutional business channels, including efforts to increase investment mandates through large distributors, investment consultants and institutional clients, such as sovereign wealth funds, in Europe, Canada, Asia, Australia, Latin America, and the Middle East. Having secured approval in 2012 from various regulators within the Asia Pacific region to offer our investment capabilities to institutional and retail investors, we expect to build on these efforts in 2013. We believe that our global strategies are positioned to capitalize on opportunities we see in select non-U.S. markets.

Investment Strategies

The following table describes our investment strategies and corresponding Total Assets at December 31, 2012:

STRATEGY (in millions)*
Equity	$11,579	Strategies that seek capital appreciation by investing in a range of global companies of various market capitalization under both growth and value disciplines
Low-volatility Equity	8,001
Strategies that pursue equity market upside with less potential downside than an all-equity portfolio, by investing in dynamic blend of convertible securities, equities and high yield securities, globally

Convertible	2,382	Strategies that pursue equity market upside with less potential downside than an all-equity portfolio, by investing primarily in convertible securities
Enhanced Fixed Income	3,140	Closed-end portfolios that pursue high current income, from income and capital gains, investing primarily in high yield corporate bonds and convertible securities
Alternative	2,482	Strategies that invest in non-traditional strategies, including market neutral and convertible arbitrage, among others
Total Return	2,360	Closed-end portfolios that pursue current income, with increased emphasis on capital appreciation, by investing primarily in high yield corporate bonds, convertible securities and equities
High Yield	400	Strategies that invest in a broad universe of high yield corporate debt and higher income bonds
Fixed Income	236
Strategies that invest in U.S. investment-grade bond market, international and high-yield securities, U.S. Government Agency obligations and repurchase agreements collateralized by U.S. Government Agency obligations

Total	$30,580

*Certain separate accounts previously classified as convertible, equity and low-volatility have been reclassified in 2012.

Investment Products

We market our investment strategies to our clients through a variety of products designed to suit their individual investment needs. We currently offer four types of investment products that fall into the categories of funds and separate accounts.

Funds

Funds include our open-end and closed-end funds, which are commingled investment vehicles registered under the Investment Company Act of 1940, as amended, (“Investment Company Act”) as well as our Offshore Funds. We include the Offshore Funds in open-end funds for reporting purposes.

Open-End Funds

As of December 31, 2012, we had $17.8 billion in our open-end funds, representing approximately 58% of our Total Assets. Open-end funds are continually offered and are not listed on an exchange. Open-end funds issue new shares for purchase, unless they are closed to new investors, and redeem shares from shareholders who sell. The share price for purchases and redemptions of open-end funds is determined by each fund’s net asset value, which is calculated at the end of each business day.

We introduced our first open-end fund, the Calamos Convertible Fund, in 1985. We have since expanded our open-end fund products and services to invest in securities worldwide and to include equity, low-volatility equity, alternative, and fixed income strategies that we believe offer attractive risk-adjusted return potential. In recent years, much of our expansion efforts have been focused on providing investors with enhanced access to global opportunities. We have introduced global and emerging market-oriented funds for U.S. investors. And as previously mentioned, in 2007, we established Calamos Global Funds, an Ireland-domiciled UCITS.

We believe that to serve the best interests of investors in our funds, it may be necessary to limit purchases in certain strategies, or even to close certain strategies as circumstances warrant. We evaluate these decisions on an ongoing basis, considering market conditions and our view of the macroeconomic environment, among other factors. Throughout 2011, we began to restrict flows into certain of our investment products that utilize U.S. convertible securities, including the Calamos Convertible Fund, the Calamos Market Neutral Income Fund, the Calamos Growth and Income Fund and the Calamos Global Growth and Income Fund. Based on our assessment of more favorable market conditions in the current environment, we reopened the Calamos Market Neutral Income Fund, Calamos Growth and Income Fund and Calamos Global Growth and Income Fund in January of 2013.

As of year-end 2012, we acted as the investment advisor to 13 open-end funds and five Offshore Funds offered to customers primarily through financial intermediaries. During 2012, we added the Calamos Global High Income Fund to our suite of Offshore products, and liquidated the Calamos U.S. Convertible Opportunities Fund. We expect to continue to expand and develop the investment strategies offered in our open-end fund products as we see opportunities and seek to meet investor demand.

Calamos Advisors manages the strategies of each of the open-end funds with the goal of achieving higher returns than their respective benchmarks over the long-term. Some of the funds also aim to achieve a reduced risk profile, as well. To do so, our investment team focuses on maintaining each strategy’s distinct balance between risk and return throughout the full course of the market cycle.

Open-end Funds
(in millions)	Total Assets at December 31, 2012	Year of Inception
U.S.-Domiciled Funds
Equity
Growth Fund	$5,792	1990
Value Fund	67	2002
Blue Chip Fund	60	2003
International Growth Fund	1,002	2005
Global Equity Fund	407	2007
Evolving World Growth Fund	334	2008
Discovery Growth Fund	34	2010
Low-volatility Equity
Growth and Income Fund	4,044	1988
Global Growth and Income Fund	1,218	1996
Convertible
Convertible Fund	1,318	1985
Alternative
Market Neutral Income Fund	2,458	1990
Fixed Income
High Income Fund	301	1999
Total Return Bond Fund	236	2007

Offshore Funds

Equity
Growth Fund	78	2007
Global Equity Fund	201	2007
Emerging Markets Fund	104	2011
Low-volatility Equity
Global Convertible Opportunities Fund	162	2007
Fixed Income
Global High Income Fund	13	2012

Total	$17,829

Closed-End Funds

As of December 31, 2012, we had $5.5 billion in our closed-end funds, representing approximately 18% of our Total Assets. Closed-end funds typically sell a finite number of shares to investors through underwritten public offerings, unlike open-end funds, which continually offer new shares to investors. After the public offerings, investors buy and sell those shares to other investors through an exchange or broker-dealer market. Occasionally, second offerings are made with closed-end funds, in which they are sold at the market rate. We do not receive commissions or distribution fees on second offerings.

We introduced our first closed-end fund, Calamos Convertible Opportunities and Income Fund in 2002. With this fund, we were among the first managers to combine different asset classes in a single closed-end offering, seeking to enhance returns and limit risk. We have since expanded our closed-end fund products and currently act as the investment advisor to five closed-end funds. Formerly, the funds traded on the NYSE. In 2012, the fund’s listings were transferred to The NASDAQ Global Select Market. We believe this shift is in the best interest of the funds’ shareholders and will provide them with access to one of the most advanced trading platforms and cost-effective services available.

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

Closed-end Funds
(in millions)	Total Assets at December 31, 2012	Year of Inception
Enhanced Fixed Income
Convertible Opportunities and Income Fund	$1,127	2002
Convertible and High Income Fund	1,259	2003
Global Dynamic Income Fund	755	2007

Total Return
Strategic Total Return Fund	2,201	2004
Global Total Return Fund	158	2005
Total	$5,500

Separate Accounts

Separate accounts are individual portfolios of securities managed to meet clients’ unique needs and include institutional accounts and managed accounts.

Institutional Accounts

As of December 31, 2012, we had $5.2 billion in our institutional accounts, representing approximately 17% of our Total Assets. Institutional accounts are separately managed accounts for certain investors, such as corporate pension funds, public funds, endowment funds, and not-for-profit institutions, offered through consultants, broker-dealer intermediaries and directly by us. A qualified investment trust and two limited partnerships, that we manage, are also included in the institutional accounts designation. We have approximately 250 institutional accounts, from direct client as well as from sub-advisory relationships.

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

Institutional Accounts*
(in millions)	Total Assets at December 31, 2012
Equity	$2,176
Low-volatility Equity	2,408
Convertible	497
Alternative	24
Fixed Income	86
Total	$5,191

*Institutional Total Assets do not include assets serviced through open-end and closed-end funds.

Managed Accounts

As of December 31, 2012, we had $2.1 billion in our managed accounts, representing approximately 7% of our Total Assets. Our approximately 2,250 managed accounts are individual portfolios of securities offered primarily through 13 national and regional broker-dealer platforms. We first introduced managed accounts through a broker-dealer sponsored platform in 1989. Since initially offering convertible investment strategies to our managed account customers, we have broadened our mandates to include equity and convertible investment strategies.

Managed Accounts*
(in millions)	Total Assets at December 31, 2012
Equity	$1,324
Low-volatility Equity	169
Convertible	567
Total	$2,060

*Managed Total Assets do not include assets serviced through open-end and closed-end funds.

Competitive Environment

We compete in all aspects of our business with a large number of investment management firms, commercial banks, broker-dealers and insurance companies. We compete principally on the basis of investment performance; quality of client service; brand recognition and business reputation; continuity of client relationships and Total Assets; continuity of our selling arrangements with financial intermediaries; the range of products offered; the level of fees and commissions charged for services; the level of expenses paid to financial intermediaries for administration and distribution; and financial strength.

The following factors, among others, serve to increase our competitive risks: the financial strength and more comprehensive line of products and services provided by our competitors; consolidation within the investment management and broker-dealer industries, which is increasing the size and strength of certain competitors; relatively few barriers to entry, which may increase the number of competitors; and the recruitment of our investment professionals and other employees from us. These and other factors could reduce our earnings and revenues and may have a materially adverse effect on our business.

Technology and Intellectual Property

We consider technology to be a competitive advantage in our investment process. Our investment approach demands tailored outputs for all aspects of the investment process, including risk management, security analysis and trade processing. As a result, our use of in-house developed and third-party technology and software enables customization of systems across our Company. Our quantitative investment tools, including our proprietary Calamos Corporate System, continue to be enhanced by our research development team. Our internal investment-related systems are geared to the principles that guide our investment process, allowing for a more seamless integration of security analysis, trade processing, accounting and portfolio administration of our approximately 2,500 accounts at December 31, 2012. In other areas of our business, where competitive advantages do not exist, such as trade order processing and portfolio accounting, we look to leverage third-party applications or service providers for cost efficiency.

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

Regulatory Environment

Our domestic and global lines of business are subject to extensive regulation. In the United States and other countries in which we do business, we are subject to regulations and laws at both a federal and state level, including U.S. federal, state and local tax laws as well as similar foreign jurisdiction tax laws, which can have a significant effect on our business. In addition to more general laws, financial industry regulation both in the United States and various foreign jurisdictions in which we operate applies to our business, resulting in supervision by various regulatory bodies as well as self regulatory organizations (“SROs”). Though Calamos Asset Management, Inc. is not a registered entity under any of these laws, it is effectively subject to these laws through the regulation and supervision of its registered, wholly owned subsidiaries. While the substance of the laws may differ between jurisdictions, the primary intent of each is to protect investment advisory clients and shareholders of registered investment companies by imposing duties on those who advise, transact with, and represent them. The agencies and SROs which regulate our subsidiaries have broad administrative powers, including the power to limit, restrict, or prohibit our subsidiaries from carrying on their respective business in the event that they fail to comply with certain laws and regulations. Possible sanctions that may be imposed for violation of these industry-specific laws (which are further discussed below) include the suspension or barring of individual employees, limitations on engaging in certain lines of business for specified periods of time, revocation of registrations, censures and fines.

U.S. Securities and Investment Advisory Regulation

In the United States, Calamos Advisors and Calamos Wealth Management are registered as investment advisors with the Securities and Exchange Commission (“SEC”). As SEC-registered advisors, they are subject to the requirements of the Investment Advisers Act, SEC regulations, and examination by the SEC’s staff. The Investment Advisers Act imposes substantive regulation on virtually all aspects of their business and their relationship with their clients. Requirements include fiduciary duties to clients, prohibitions on engaging in certain transactions with clients, maintaining an effective compliance program, compensation restrictions, proscribed solicitation arrangements, prohibition or required disclosure of conflicts of interest, advertising rules, and recordkeeping obligations, as well as certain other reporting and disclosure requirements. Notably, the Investment Advisers Act requires, and the investment advisory agreements of Calamos Advisors and Calamos Wealth Management require, that any assignment of such agreements must require the client’s prior consent. Calamos Advisors and Calamos Wealth Management are also subject to each state’s securities (Blue Skies) anti-fraud laws, which may differ somewhat from anti-fraud provisions in the Investment Advisers Act and could thus provide additional regulatory oversight or exposure.

Calamos Asset Management, Inc. is not an investment company; however, the funds that Calamos Advisors manages are registered with the SEC under the Investment Company Act. The Investment Company Act imposes additional obligations, including detailed operational requirements for both the funds and their advisor. Moreover, an investment advisor’s contract with a registered fund may be terminated by the fund on not more than 60 days’ notice, and is subject to annual renewal by the fund’s board after an initial two-year term.  The failure of Calamos Advisors and Calamos Wealth Management to comply with the requirements of the SEC or the registered funds advised by Calamos Advisors to be in compliance with the requirements of the SEC could have a material adverse effect on us.

We are also subject to the federal and state laws affecting corporate governance, including the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and rules promulgated by the SEC. Further, Calamos Asset Management, Inc. is subject to the rules of NASDAQ, including the corporate governance listing standards approved by the SEC.

In addition to being subject to the oversight and regulations of the SEC, Calamos Financial Services as a broker-dealer is subject to periodic examination by the Financial Industry Regulatory Authority (“FINRA”). FINRA regulations cover all aspects of its business, including sales practices, the minimum net capital, recordkeeping and the conduct of directors, officers and employees. Violation of applicable regulations can result in the revocation of broker-dealer licenses, the imposition of censure or fines and the suspension or expulsion of a firm, its officers or employees.

Calamos Advisors and Calamos Wealth Management are subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), with respect to benefit plan clients. ERISA and applicable provisions of the Internal Revenue Code of 1986, as amended, impose certain duties on persons who are fiduciaries under ERISA, prohibit certain transactions involving ERISA plan clients and provide monetary penalties for violations of these prohibitions. Failure to comply with these requirements could have a material adverse effect on our business.

Employees

As of December 31, 2012 and 2011, we had 360 and 341 full-time employees, respectively.

SEC Filings

Our SEC filings are available through the Investor Relations section on our website www.calamos.com/Investors. We encourage our readers to view our SEC filings as well as other important information, including corporate governance documents, press releases, investor presentations, Total Assets reports and other documents, on our website. The information on our website is not a part of this Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

Risks Related to Our Industry

Our Total Assets, which impact revenue, are subject to significant fluctuations.

Substantially all of our revenues are determined by the amount of our Total Assets. Under our investment advisory contracts with our clients, the investment management fee we receive is typically based on the market value of Total Assets. In addition, we receive asset-based distribution and/or service fees with respect to the open-end funds managed by Calamos Advisors pursuant to distribution plans adopted under provisions of Rule 12b-1 under the Investment Company Act of 1940, as amended (“Investment Company Act”). Rule 12b-1 fees typically are based on the market value of our Total Assets. Accordingly, a general or prolonged decline in the prices of securities usually has caused our revenues and net income to decline due to (i) the value of our Total Assets decreasing, and\or (ii) clients withdrawing funds in favor of investments they perceive to offer greater opportunity or lower risk. The securities markets have been and may continue to be highly volatile and securities prices may increase or decrease for many reasons beyond our control, including economic and political events and acts of terrorism in the United States and abroad. The continuation or worsening of these factors could lead to future declines in our Total Assets. To the extent we receive fee revenue from Total Assets attributable to financial leverage, any reduction in leverage used would adversely affect our Total Assets, revenue and net income. Leverage could be reduced due to an adverse change in interest rates, a decrease in the availability of credit on favorable terms or a determination to reduce or eliminate leverage on certain products if we determine the use of leverage is no longer in our clients’ best interests.

Changes in laws, regulations or governmental policies due to the state of the economy could limit the sources and amounts of our revenues, increase our costs of doing business, decrease our profitability and materially, and adversely affect our business.

Our business is subject to extensive domestic and international regulation which directly affects our cost of doing business. Industry regulations are designed to protect our clients and investors in our funds, as well as other third parties who deal with us, and to ensure the integrity of the financial markets. In recent years, governments and regulators have increased interest and oversight of the broad financial and investment management industry. Changes in laws, regulations or rules of self-regulatory organizations or in government policies, and unforeseen developments in litigation targeting the securities industry generally or us could limit the sources and amounts of our revenues, increase our costs of doing business, decrease our profitability and materially and adversely affect our business. Further, our failure to comply with applicable laws or regulations could result in fines, censure, suspension or barring of personnel, or other sanctions, including revocation of our registration as an investment advisor or broker-dealer.

The soundness of other financial services institutions could adversely affect our earnings.

Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We and the investments we manage may have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including: brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutions. Many of these transactions expose us or the accounts we manage to credit risk in the event of default of the counterparty.

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

Many of our competitors have substantially greater resources than us and may offer a broader range of financial products and services across a larger number of markets. Some financial institutions operate in a more favorable regulatory environment and have proprietary products and distribution channels which may provide certain competitive advantages to them and their investment products. We compete primarily based on the investment performance of the investment portfolios offered as well as the scope and quality of investment advice and client service. We believe that competition within the investment management industry has and will continue to increase as a result of the state of the economy, the failure of financial institutions and consolidation and acquisition activity. Some of our investment portfolios have sales or redemption fees, which means that investors may be more willing to invest assets in competing funds without such fees.

If current or potential customers decide to use one of our competitors, we could face a significant decline in market share, Total Assets, revenues, and net income. Although we are moving to a more variable cost structure, some of our expenses remain fixed, especially over shorter periods of time, and other expenses may not decrease in proportion to any decrease in revenues.

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

Open-end fund investors may redeem their investments in those funds at any time without prior notice. In a declining stock market, the pace of open-end fund redemptions could accelerate. As we experienced with some of our domestic equity strategies in 2012, poor performance relative to other asset management firms tends to, and did for 2012, result in decreased purchases and increased redemptions of open-end funds. The redemption of investments in open-end funds managed by Calamos Advisors may adversely affect our revenues, which are substantially dependent upon the assets under management in our open-end funds.

Risks Related to Our Business

The loss of key executives could have a material adverse effect on our business.

We are dependent on the efforts of our key executives as they are responsible for determining the strategic direction of our business, are integral to our brand and the positive business reputation we earned. Although we have employment arrangements we believe are competitive, we cannot guarantee that they will continue to act in their positions with us. We do not carry “key man” insurance on these key executives and the loss of the services of certain executives may have a material adverse effect on our business.

Our ownership structure is not uniformly understood and this may cause investor confusion and missed business opportunities.

Our ownership structure is not uniformly understood within the financial community, including by current and potential investors and clients. Our market capitalization is often listed by reporting agents based only on outstanding common shares, which only reflects a percentage of the ownership of our business and does not give consideration to the Calamos Interests ownership in Calamos Investments LLC. As of December 31, 2012, the Calamos Interests owned approximately 77.9% of Calamos Investments LLC as well as all of our Class B common stock. The total consolidated market capitalization of the business, therefore, is often significantly understated. Potential misperceptions by investors and potential clients as to the value of our business may result in missed business opportunities that could have a negative effect on our operating results and stock price.

Future investment performance of our investment strategies could adversely affect our Total Assets and expose us to litigation, either of which may reduce earnings.

The relative performance of our investment strategies and consequently our Morningstar and Lipper ratings, are critical in retaining existing clients as well as attracting new clients. The performance of our investment strategies can fluctuate for a number of reasons, including general market conditions and our investment decisions. If our strategies and ratings do not meet our clients’ and the market’s expectations, which was the case for some of our domestic equity strategies in 2012, we could, and did for 2012, suffer a decline in Total Assets and therefore in our earnings. In contrast, when our strategies and ratings experience strong results relative to the market, benchmark indices, competitor’s products, or other asset classes, clients’ allocations to our strategies may increase relative to their other investments and we could suffer withdrawals as our clients rebalance their investments to fit their asset allocation preferences.

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

The potential investor base for open-end funds and separate accounts is limited, and our ability to distribute open-end funds and access clients for separate accounts is highly dependent on access to the retail distribution systems and client bases of national and regional securities firms, banks, insurance companies, defined contribution plan administrators and other intermediaries, which generally offer competing internally and externally managed investment products. For open-end funds, such intermediaries are paid for their services to fund shareholders, in part, through Rule 12b-1 fees and/or upfront commission payments by us, for which we receive Rule 12b-1 payments in the future. Those future payments allow us to pay or help us recover payments to selling firms. Access to such distribution systems and client bases is substantially dependent upon our ability to charge Rule 12b-1 fees to our funds. In addition to the foregoing, we pay some intermediaries supplemental compensation payments for various purposes. Our institutional separate account business depends on referrals from consultants, financial planners and other professional advisors, as well as from our existing clients. We cannot assure that these channels and client bases will continue to be accessible to us. The inability to have such access could have a material adverse effect on our assets under management and ultimately our earnings.

As of December 31, 2012, a majority of our assets under management were attributable to accounts that we accessed through third-party intermediaries. These intermediaries generally may terminate their relationships with us on short notice. While we continue to diversify and add new distribution channels for open-end funds and managed accounts and a significant portion of the growth in our assets under management in recent years has been accessed through intermediaries, there has been a consolidation of and elimination of some financial service companies in recent years. The loss of any of the distribution channels afforded by these intermediaries, and the inability to access clients through new distribution channels could decrease our assets under management and adversely affect our results of operations and growth potential.

We derive a substantial portion of our revenues from a limited number of our products.

As of December 31, 2012, 19% and 13% of our Total Assets were concentrated in two Calamos sponsored funds and 26% and 15% of our total revenues were attributable to those funds. As a result, our operating results are particularly exposed to the performance of those funds and our ability to minimize redemptions from and maintain Total Assets in those funds. If a significant amount of investments are withdrawn from those funds for any reason, our revenues would decline and our operating results would be adversely affected. Further, given the size and prominence of those funds within our Company, any adverse performance of those funds may also indirectly affect the net purchases and redemptions in our other products, which in turn may negatively affect our operating results.

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

We intend to pay regular dividends to our stockholders, but our ability to do so is subject to the discretion of our board of directors and may be limited by our holding company structure, financial condition, and any applicable laws.

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

Calamos Investments LLC currently has $92.1 million of aggregate principal amount of senior unsecured notes outstanding. Note purchase agreements between Calamos Investments LLC and its note holders govern the terms of the unsecured notes. Under these agreements, Calamos Investments LLC must maintain certain consolidated net worth, leverage and interest coverage ratios. The note purchase agreements also contain other covenants that, among other provisions, restrict the ability of Calamos Investments LLC’s subsidiaries to incur debt and restrict the ability of Calamos Investments LLC or its subsidiaries to make distributions, create liens and to merge or to consolidate, or sell or convey all or substantially all of Calamos Investments LLC’s assets. The inability of Calamos Investments LLC to maintain compliance with any of its financial covenants could lead to an event of default and result in various remedies to the note holders including the acceleration of all the notes outstanding and the payment of a make whole amount. In such an event, our liquidity and results from operations would be materially and adversely impacted.

Significant changes in market conditions and the economy may require a modification to our business plan.

Our revenues are primarily driven by Total Assets and declines in the financial markets will directly and negatively affect our investment advisory fee revenues as well as our non-operating income and net income. As such, significant changes in market conditions and the economy may require a modification to our business plan. Modification to our business plan may include: the reopening or elimination of product offerings, programs or efforts; realignment of sales and marketing resources to adapt to changing market demand and the changing competitive landscape; and the implementation of expense control measures, inclusive of staff reductions, to streamline our infrastructure and reduce capital expenditures. Independent of market conditions, we also may modify our business plan, which may not be successful, affecting our revenues and net income.

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

Failure to comply with statutory and regulatory investment parameters, investment guidelines or instructions by our clients, and investment parameters established in our disclosure documents could result in damage awards which could adversely affect our business.

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

The disparity in the voting rights among the classes of shares may have an adverse effect on the price of our Class A common stock.

Shares of our Class A common stock and Class B common stock entitle the respective holders to identical rights, except that each share of our Class A common stock entitles its holder to one vote on all matters to be voted on by stockholders generally while each share of Class B common stock entitles its holder to a greater number of votes. Our outstanding Class B common stock represents more than 97.5% of the combined voting power of all classes of our voting stock. The difference in voting rights could adversely affect the value of our Class A common stock to the extent that investors view, or any potential future purchaser of our Company views, the superior voting rights of the Class B common stock to be detrimental to the value of the Class A common stock.

Future sales of our Class A common stock in the public market could lower our stock price, and any additional capital raised by us through the sale of equity or convertible securities may dilute our stockholders’ ownership in us.

We may sell additional shares of Class A common stock in subsequent public offerings or issue convertible debt securities. The Calamos Interests own approximately 77.9% of Calamos Investments LLC as of December 31, 2012, and can exchange all or portions of their ownership interests in Calamos Investments LLC for shares of our Class A common stock. Subject to certain selling restrictions, the Calamos Interests could sell any or all of those shares in a registered public offering pursuant to a registration rights agreement. We cannot predict the size of future issuances of our Class A common stock or the effect, if any, on the market price of our Class A common stock. Sales or distributions of substantial amounts of our Class A common stock (including shares issued in connection with an acquisition), or the perception that such sales could occur, may cause the market price of our Class A common stock to decline.

Control by Calamos family members of a majority of the combined voting power of our common stock may have a negative effect on the price of the Class A Common Stock.

As of December 31, 2012, the Calamos Interests owned approximately 77.9% of Calamos Investments LLC and all of our Class B common stock, representing more than 97.5% of the combined voting power of all classes of our voting stock. Pursuant to the terms of our second amended and restated certificate of incorporation, Calamos Family Partners, Inc. retains a majority of the combined voting power of our common stock until its ownership interest in Calamos Investments LLC falls below 15%, at which time all outstanding shares of our Class B common stock automatically will convert into shares of our Class A common stock. Accordingly, as long as Calamos Family Partners, Inc. maintains the requisite ownership interests in Calamos Investments LLC (including through ownership of our common stock), it will continue to have the ability to elect all of the members of our board of directors and thereby control our management and affairs, including determinations with respect to acquisitions, dispositions, borrowings, issuances of common stock or other securities, and the declaration and payment of dividends on our common stock. In addition, it will continue to be able to determine the outcome of all matters requiring stockholder approval on a combined class vote basis, and will continue to be able to cause or prevent a change of control of our Company or a change in the composition of our board of directors. The concentration of ownership could deprive Class A stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company and might ultimately negatively affect the market price of our Class A common stock.

Our investment income may be negatively affected by fluctuation in our corporate investment portfolio resulting in a material adverse effect on our Company.

A substantial portion of our assets are invested in products which are subject to market risk. Fluctuations in investment income are expected to occur in the future but to a lesser magnitude with the use of derivatives. Tangentially, our capital loss carryforwards resulting from losses generated from the sale of investment securities provide deferred tax assets, which are intangible assets with realization dependent on our ability to generate capital gains from securities owned within our corporate investment portfolio. If market conditions deteriorate and securities valuations are depressed for prolonged periods of time, the recoverability of these deferred tax assets may be adversely affected and become impaired.

Insurance coverage may be inadequate or not cover legal and regulatory proceedings.

In addition to civil litigation and arbitration, we are subject to regulatory inquiries and examinations which could result in substantial penalties and awards against us if the outcome is adverse. These types of proceedings have increased in the financial services industry and this trend of increased regulatory actions is expected to continue in the near future. We maintain insurance coverage in amounts and terms we believe appropriate for such matters although we cannot be certain that there will be adequate coverage, if at all; nor can we be certain that coverage will always be available. Finally, insurance premiums may rise for substantially the same coverage amounts and terms which will result in higher expenses and reduce our net income.

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

We have a disaster recovery plan to address catastrophic and unpredictable events but we cannot be assured that this plan will be sufficient in responding to or ameliorating the effects of all disaster scenarios. If our employees or vendors that we rely upon for support in a catastrophic event are unable to respond adequately or in a timely manner, we may lose clients resulting in a decrease in Total Assets with a material adverse effect on revenues and net income.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located at 2020 Calamos Court, Naperville, Illinois 60563, where we occupy approximately 153,000 square feet of space under lease agreements with subsidiaries of Calamos Property Holdings LLC, which is owned by the stockholders of Calamos Family Partners, Inc.  We have approximately 58,000 square feet of additional office space at other locations in Naperville, Illinois under separate lease agreements with subsidiaries of Calamos Property Holdings LLC.  Our New York office is at Rockefeller Center, 610 Fifth Avenue where we lease approximately 5,800 square feet of office space.

ITEM 3. LEGAL PROCEEDINGS

In the normal course of business, we may be party to various legal proceedings from time to time.  Currently, there are no legal proceedings that management believes may have a material effect on our consolidated financial position or results of operations.

ITEM 4. MINE SAFETY DISCLOSURE

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock ($0.01 par value) trades on the NASDAQ Global Select Market under the symbol “CLMS.” There is no public market for our Class B common stock ($0.01 par value).

The high and low trade price information for Class A common stock and dividends per share for each class of common stock for 2012 and 2011 were:

	Market Price Range				Cash Dividends per Share
	2012		2011		2012	2011
	High	Low	High	Low

First Quarter	$14.10	$11.55	$17.41	$13.71	$0.095	$0.095
Second Quarter	$13.35	$10.41	$17.31	$13.14	$0.095	$0.095
Third Quarter	$12.10	$10.27	$15.36	$9.61	$0.11	$0.095
Fourth Quarter	$11.83	$9.24	$13.59	$9.40	$0.11	$0.095

On March 8, 2013, there were approximately 58 holders of record of our outstanding Class A common stock and one holder of record of our outstanding Class B common stock. Shares of our Class A common stock are primarily held in “street name” through various brokers.

Calamos Asset Management, Inc. expects to declare and pay quarterly cash dividends during 2013.

Equity Compensation Plan Information

The following table summarizes information as of December 31, 2012, relating to equity compensation plans of the Company pursuant to which shares of our Class A common stock are authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders:
Stock options	2,195,414	$23.36	N/A	(1)
Restricted stock units	2,612,106	—	N/A	(1)

Equity compensation plans not approved by security holders	—	—	—
Total	4,807,520	$10.67	3,806,465	(1)
(1)
A combined total of 10,000,000 shares of Calamos Asset Management, Inc.’s Class A common stock may be issued under its incentive compensation plan. For the years ended December 31, 2012, 2011 and 2010, 259,258 shares, 184,440 shares and 273,734 shares, respectively, were converted.

The following graph compares the percentage change in cumulative shareholder return on our Company’s common stock with the Standard & Poor’s 500 Index and SNL Asset Manager Index since December 31, 2007 (assuming a $100 investment on December 31, 2007, and the reinvestment of any dividends).

Performance Graph

	Period Ending
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Calamos Asset Management, Inc.	100.00	25.45	40.54	50.51	46.40	40.70
SNL Asset Manager1	100.00	47.52	77.10	88.75	76.76	98.48
S&P 500	100.00	63.00	79.68	91.68	93.61	108.59
(1)	The SNL asset manager index consist of various asset management companies.

Other Information

Calamos Asset Management, Inc. (“CAM”) is comprised of two groups of assets: a) CAM’s 22.1% ownership interest in Calamos Investments LLC (“Calamos Investments”) and b) assets other than its interest in Calamos Investments (“Other Assets”). Because CAM controls the operations of Calamos Investments, CAM presents the entire operations of Calamos Investments with its own, in the consolidated financial statements. The Calamos Interests’ 77.9% ownership in Calamos Investments is presented as non-controlling interest in the consolidated financial statements. Prior to March 1, 2009, in addition to the approximately 20 million outstanding Class A common shares, we added approximately 77 million shares, to our calculation of the number of fully diluted shares, to reflect Calamos Interests’ ownership in Calamos Investments. The resulting share count provided a reasonable proxy for the number of shares used in determining the market capitalization of the fully consolidated company.

During 2009, CAM’s certificate of incorporation was amended to provide that units in Calamos Investments are exchangeable into Class A shares of CAM on a fair value basis rather than a one-to-one basis, as previously provided. This change is referred to from time to time herein as the “de-unitization”. As a result of the de-unitization, Calamos Interests’ ownership in Calamos Investments is no longer reflected in the diluted share count presented in CAM’s financial statements and the determination of the market capitalization of the fully consolidated business cannot be easily determined by the product of share price and weighted average number of shares. There is a divergence within the financial community on how to calculate CAM’s market capitalization with some market analysts basing the market capitalization solely on the outstanding share count of CAM’s Class A common stock and others grossing-up CAM’s market capitalization by its 22.1% ownership in Calamos Investments. The following illustration and accompanying table highlight the uniqueness of CAM’s ownership structure in determining the fully consolidated market capitalization. This illustration is based on the closing price of CAM’s Class A common stock of $10.57 on December 31, 2012.

Other Assets as of December 31, 2012, included cash and cash equivalents, and current income tax receivables with a combined book value of $67.6 million, which approximates fair value, as well as net deferred tax assets with a book value of $55.3 million. The most significant deferred tax asset relates to an election made under section 754 of the Internal Revenue Code following CAM’s initial public offering that expires in 2019, which allows CAM to reduce future income tax payments by $7.9 million annually. The net present value of the net deferred tax assets is $37.9 million if a hypothetical 12% discount rate were applied over the remaining life of the assets. Using this assumption, Other Assets would collectively have a discounted present value of $105.4 million, or $5.17 per share. Assuming CAM’s stock price fully reflects the Other Assets’ discounted present value of $5.17 per share, it can be inferred that CAM’s remaining stock price of $5.40 ($10.57 - $5.17) would be attributable to CAM’s 22.1% ownership interest in Calamos Investments. With these assumptions, the market capitalization associated with CAM’s ownership in Calamos Investments can be estimated by multiplying the CAM’s share price attributable to Calamos Investments ($5.40) by the number of CAM’s Class A common shares outstanding (20.4 million) to yield an estimated market capitalization of $110.0 million as of December 31, 2012. This result, however, must be divided by CAM’s 22.1% ownership of Calamos Investments to determine the total implied market capitalization of Calamos Investments of $498.3 million. Adding the discounted present value of CAM’s Other Assets to the market capitalization of Calamos Investments indicates that the fully consolidated market capitalization of CAM would be estimated at $603.8 million as of December 31, 2012.

The above example assumes that CAM’s stock price reflects the entire discounted present value of the Other Assets. If, however, no value were ascribed to the Other Assets, in CAM’s stock price, the fully consolidated market capitalization of CAM would be estimated at $975.8 million as presented in the table below.

The following calculation summarizes CAM’s fully consolidated market capitalization both including and excluding the discounted present value of assets owned exclusively by CAM, which does not take into consideration premiums or discounts for control or marketability:
	No Recognition of CAM's Other Assets		Full Recognition of CAM's Other Assets
(in thousands, except share data) (1)	Ownership in Calamos Investments	Other Assets	Ownership in Calamos Investments	Other Assets
Divide:
Discounted value of CAM's Other Assets		-		$105,436
Class A shares outstanding at December 31, 2012		20,386,015		20,386,015
Discounted value per share of CAM's Other Assets		-		$5.17

Multiply:
Share price attributed to assets	$10.57	-	$5.40	$5.17
Class A shares outstanding at December 31, 2012	20,386,015	20,386,015	20,386,015	20,386,015
Market capitalization of outstanding shares	$215,480	-	$110,044	$105,436

Divide by:
CAM’s percentage ownership	22.1%	100%	22.1%	100%
Market capitalization associated with CAM's assets	$975,792		$498,331	$105,436
Fully consolidated market capitalization	$975,792		$603,767
Fully consolidated market capitalization

Similarly, our Board of Directors may be required to determine the fair values of CAM’s assets. This requirement would be necessitated should the Calamos Interests choose to exchange all or a portion of their ownership interest in Calamos Investments for shares of CAM’s Class A common stock (the “Exchange”). Effective March 1, 2009, the Exchange provisions as set forth in CAM’s Schedule 14C filed with the Securities and Exchange Commission on January 12, 2009 require that the Exchange be based on a fair value approach. Assuming that our Board of Directors used the market price of CAM’s Class A share common stock as the basis for determining fair value, the following table presents a potential range of the number of CAM shares of Class A common stock that the Calamos Interests would have received upon Exchange at December 31, 2012:

(in thousands, except share data) (1)	No Recognition of CAM's Other Assets	Full Recognition of CAM's Other Assets

Market capitalization associated with CAM's investment in Calamos Investments (see table above)	$975,792	$498,331

Multiply by:
Calamos Interests ownership in Calamos Investments	77.9%	77.9%
Calamos Interests’ value exchanged for Class A common stock	$760,312	$388,287

Divide by:
Share price of CAM Class A common stock	$10.57	$10.57
Shares issued to the Calamos Interests upon Exchange	71,931,434	36,735,145

(1)
The ownership percentages and share prices presented in the tables have been approximated for presentation purposes yet the values presented are derived from the precise ownership percentages and share prices.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data presented below has been derived in part from, and should be read in conjunction with, the consolidated financial statements in Item 8. Financial Statements and Supplemental Data and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-K.

	Year Ended December 31,
(in thousands, except share data)	2012	2011	2010	2009	2008

Income Statement Data:
Revenues
Investment management fees	$255,823	$266,553	$238,308	$200,790	$274,174
Distribution and underwriting fees	67,816	82,539	84,753	78,430	114,023
Other	3,037	3,229	2,978	2,518	3,392
Total revenues	326,676	352,321	326,039	281,738	391,589
Operating expenses
Employee compensation and benefits	82,154	80,160	75,292	67,413	74,483
Distribution expenses	60,565	68,981	66,493	59,491	84,884
Amortization of deferred sales commissions	4,462	6,529	9,206	12,201	23,417
Marketing and sales promotion	19,503	17,107	13,775	10,762	11,908
General and administrative	40,188	39,195	34,772	33,813	37,800
Total operating expenses	206,872	211,972	199,538	183,680	232,492
Operating income	119,804	140,349	126,501	98,058	159,097
Non-operating income (loss)	21,205	16,059	21,662	(4,910)	(364,055)
Income (loss) before income tax provision (benefit)	141,009	156,408	148,163	93,148	(204,958)
Income tax provision (benefit)	12,568	18,497	12,375	7,879	(3,787)
Net income (loss)	128,441	137,911	135,788	85,269	(201,171)
Net (income) loss attributable to non-controlling interest in Calamos Investments LLC	(108,813)	(122,501)	(115,788)	(72,509)	104,494
Net (income) loss attributable to non-controlling interest in partnership investments	(1,436)	460	(72)	(336)	72,156
Net income (loss) attributable to Calamos Asset Management, Inc.	$18,192	$15,870	$19,928	$12,424	$(24,521)

Earnings (loss) per share:
Basic	$0.89	$0.79	$1.00	$0.63	$(1.24)
Diluted (1)	$0.88	$0.77	$0.99	$0.62	$(1.24)

Weighted average shares outstanding
Basic	20,334,299	20,103,758	19,884,847	19,626,233	19,752,972
Diluted (1)	20,745,922	20,611,909	20,187,992	19,954,124	97,449,228
Cash dividends declared per share	$0.41	$0.38	$0.30	$0.22	$0.385

	As of December 31,
	2012	2011	2010	2009	2008

Balance Sheet Data (in thousands):
Cash and cash equivalents	$106,796	$102,166	$82,870	$145,431	$59,425
Investment securities	349,404	318,496	314,215	207,886	173,155
Partnership investments, net	60,828	33,056	41,678	37,549	28,471
Total assets	632,601	581,858	589,246	557,078	475,873
Long-term debt, including current portion	92,115	92,115	125,000	125,000	125,000
Total liabilities	150,752	154,064	185,854	177,252	164,826
Calamos Asset Management, Inc. stockholders’ equity	197,643	186,592	183,016	165,314	150,773
Non-controlling interests	284,206	241,202	220,376	214,512	160,274
Total stockholders’ equity	481,849	427,794	403,392	379,826	311,047

Total Assets (2) (in millions):
Funds	23,329	25,045	27,352	24,480	17,498
Separate accounts	7,251	7,732	8,062	8,234	6,542
Total Assets (2)	$30,580	$32,777	$35,414	$32,714	$24,040
________________________________

(1)
Diluted shares outstanding for 2008 are calculated (a) assuming the Calamos Interests exchanged all of their membership units in Calamos Investments LLC for shares of Calamos Asset Management, Inc.’s Class A common stock on a one-for-one basis and (b) including the effect of outstanding restricted stock unit and options awards. Because the Company generated a loss in 2008, diluted per share results equal basic per share results as the economic impact of the Calamos Interests’ exchange and effect for the stock based compensation results in anti-dilution. In 2009, the ownership structure was de-unitized and the exchange, described above, is now based on a fair value approach which results in the same or fewer shares of Class A common stock being issued at the time of exchange. The effects of the exchange are anti-dilutive and are therefore excluded from the calculation of diluted weighted average shares outstanding for 2012, 2011, 2010 and 2009.

(2)
“Total Assets” includes assets under management and assets in which we provide model portfolio design and oversight. “Total Assets” should not be confused with the Company’s total assets on its balance sheet.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We provide investment advisory services to institutions and individuals, managing $30.6 billion in client assets as of December 31, 2012 through a variety of investment products designed to suit their investment needs. In the third quarter we began reporting Total Assets. Total Assets includes assets under management totaling $29.7 billion as well as $925 million of assets in which we provide model portfolio design and oversight.

Total Assets

Our operating results fluctuate primarily due to changes in the total value and composition of our Total Assets and with our ability to manage variable expenses. The following table details our Total Assets, based on the four investment product types we offer in the funds and separate account categories, as of December 31, 2012, 2011 and 2010.

(in millions)	2012	2011	2010

Funds
Open-end funds	$17,829	$19,785	$22,049
Closed-end funds	5,500	5,260	5,303
Total funds	23,329	25,045	27,352

Separate Accounts
Institutional accounts	5,191	5,505	5,559
Managed accounts	2,060	2,227	2,503
Total separate accounts	7,251	7,732	8,062

Total Assets	$30,580	$32,777	$35,414

In order to increase our Total Assets and expand our business, we must develop and market investment products and strategies that suit the investment needs of our target clients — investors seeking superior, risk-adjusted returns over the long-term. The value and composition of our Total Assets and our ability to continue to attract and retain clients will depend on a variety of factors, including, among others:

•	purchases and redemptions of shares of the open-end funds and other investment products;

•	the amount of distributed and reinvested capital gains and income;

•	fluctuations in the global financial markets and the valuations of securities that result in appreciation or depreciation of assets;

•	the use of leverage within the closed-end funds;

•	our ability to educate our target clients about our investment philosophy and provide them with best-in-class service;

•	the relative investment performance and volatility of our investment products as compared to competing offerings and market indices;

•	competitive conditions in the asset management and broader financial services sectors;

•	investor sentiment and confidence; and

•	our introduction of new investment strategies and products, and our decision to close and re-open strategies when deemed in the best interests of our clients.

Investment Products

Funds

Funds include our open-end and closed-end funds, which are commingled investment vehicles registered under the Investment Company Act of 1940, as amended, (“Investment Company Act”) as well as our Dublin, Ireland-domiciled Calamos Global Funds PLC, also referred to as Offshore Funds.

Open-End Funds. Open-end funds are continually offered and are not listed on an exchange. Open-end funds issue new shares for purchase and redeem shares from shareholders who sell. The share price for purchases and redemptions of open-end funds is determined by each fund’s net asset value, which is calculated at the end of each business day. Assets in open-end funds vary as a result of both market appreciation and depreciation and the level of new purchases or redemptions of shares of a fund. Investment management fees, including performance-based fees, are our principal source of revenue from open-end funds and are primarily derived from assets under management. We offer several share classes in each open-end fund to provide investors with alternatives to pay for commissions, distribution and service fees.

Closed-End Funds. Closed-end funds typically sell a finite number of shares to investors through underwritten public offerings. After the public offerings, investors buy closed-end fund shares from, and sell those shares to, other investors through an exchange or broker-dealer market. All of the closed-end funds that we manage currently use leverage which increases their total assets. Assets in closed-end funds vary due to the amount of assets raised in underwritten public offerings, the amount of leverage utilized and market appreciation or depreciation. Our revenues from closed-end funds are derived from the investment management fees on the assets that we manage. In addition, in a typical underwritten public offering, investors are charged a commission by the selling firms. We do not receive or pay commissions in connection with sales of closed-end fund shares, although we may pay asset-based distribution and service fees, as well as one-time distribution and service fees to underwriters for underwriting public offerings of closed-end funds.

Separate Accounts

Separate accounts include institutional accounts and managed accounts for high net worth investors. Fund flows into and out of such accounts, which we refer to as purchases and redemptions, affect our level of Total Assets. Total Assets from these accounts also vary as a result of market appreciation and depreciation. Our revenues from separate accounts are derived from investment management fees that we charge, including performance-based fees where applicable. Provided below is a brief differentiation of these accounts:

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

•
Managed accounts are separately managed accounts for high net worth investors offered primarily through national and regional broker-dealers. Managed accounts also include accounts for which we provide model portfolio design and oversight.

Revenues

Our revenues are substantially comprised of investment management fees earned under contracts with the funds and separate accounts managed by us. The distribution of Total Assets among our investment products has an impact on our investment management fees, as some products carry different fees than others. Investment management fees may fluctuate based on a number of factors, including the following:

•	total value and composition of our Total Assets;

•	the amount of capital gain and income distributions;

•	market appreciation or depreciation;

•	the use of leverage within our closed-end products;

•	relative investment performance and volatility of our investment products and strategies compared to benchmarks and competitors;

•
level of net sales and redemptions, which represent the sum of new client assets, additional funding from existing clients, withdrawals of assets from and termination of client accounts, and purchases and redemptions of open-end fund shares;

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

Investment Management Fees

Investment management fees that we receive from funds for which we act as investment advisor are computed monthly on an average daily net asset value basis. Investment management fees that we earn on separate accounts for which we act as investment advisor are generally computed quarterly, either in advance or in arrears, based on the average Total Assets or Total Assets at the beginning or end of the quarterly period. We recognize the revenues derived from these fees over the period during which we render investment advisory services.

Distribution and Underwriting Fees

Distribution and underwriting fees include (1) asset-based distribution and/or service fees received pursuant to Rule 12b-1 plans, (2) front-end sales charges and (3) contingent deferred sales charges.

Rule 12b-1 distribution and/or service fees are asset-based fees that the open-end funds pay us over time pursuant to distribution plans adopted under provisions of Rule 12b-1 of the Investment Company Act. These fees are typically calculated as a percentage of average daily net assets in specific share classes of the open-end funds. These fees fluctuate with both the level of average daily net assets and the relative mix of assets among share classes. Rule 12b-1 fees are generally offset by distribution and service expenses paid during the period, as well as the amortization of deferred sales commissions that were previously paid by us to third parties.

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

Amortization of Deferred Sales Commissions

As discussed, we pay commissions to selling firms upon the sale of Class C shares and previously paid commissions on the sale of Class B shares of open-end funds. As we pay these commissions, we create a deferred sales commission asset on our consolidated statement of financial condition. We amortize these assets over either the average remaining lives of the assets or the period in which we receive related asset-based distribution and/or service fees pursuant to Rule 12b-1 plans. Amortization expenses generally offset the Rule 12b-1 fees we receive from the funds’ shareholders over this same period. In addition, because Rule 12b-1 fees cease upon the redemption of the open-end fund shares, amortization expenses are accelerated when shares are redeemed, resulting in an increase in amortization expense and a reduction of the deferred sales commission asset.

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

The following table summarizes the net distribution fee margin for the years ended December 31, 2012 and 2011:

(in thousands)	2012	2011

Distribution and underwriting fees	$67,816	$82,539
Distribution expenses	(60,565)	(68,981)
Amortization of deferred sales commissions	(4,462)	(6,529)
Net distribution fees	$2,789	$7,029

Net distribution fee margin	4%	9%

The net distribution fee margin varies by share class so the mix of sales and assets by share class affects the overall net distribution fee margin. The decline in the net distribution fee margin is primarily due to the decline in Class B and C share revenues and contingent deferred sales charge revenues, partially offset by a decline in distribution expenses and amortization of deferred sales commissions. The decline in both Class shares is due to net redemptions on certain open-end funds, some of which were closed to new investors during the year, and to a lesser extent, the composition of open-end funds moving to Class I shares, which do not have distribution fees. Net distribution fee margin has different distribution and underwriting activities, which are described below.

Class A shares represented $8.0 billion of our U.S. clients’ Total Assets as of December 31, 2012. These shares provide for a front-end sales charge at the time of investment. The sales charge is equal to a maximum of 4.75% of the amount invested. We retain an underwriting fee representing a portion of this sales charge and pay any remaining amounts to the selling firm. We retained underwriting fees of $646,000 for the year ended December 31, 2012. We receive Rule 12b-1 distribution and service fees on Class A shares at a rate of 0.25% of Class A share assets under management and record these fees as distribution and underwriting fee revenue. These fees are generally offset by a 0.25% fee paid to third-party selling agents that is recorded as a distribution expense. For the year ended December 31, 2012, we received Class A share Rule 12b-1 fees of $22.9 million. For the same period, we made Class A share Rule 12b-1 payments to selling firms of $22.2 million.

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

Class B shares represented $302.6 million of our U.S. clients’ Total Assets as of December 31, 2012. During 2009 we discontinued the sale of Class B open-end funds. Prior to us closing this share class to new sales, investors in Class B shares did not pay a sales charge at the time of investment; instead, we paid an upfront commission equal to 4.0% of the amount invested directly to the selling firm when the investment was made. This advanced payment was capitalized as a deferred sales commission asset when paid and is amortized on a straight-line basis over eight years unless a redemption occurs. Upon redemption, we write-off the remaining asset to amortization of deferred sales commissions. If the investor redeems shares within the first six years of investment, we receive a contingent deferred sales charge of between 5.0% (during the first year) declining to 1.0% (during the sixth year) based upon the lesser of the redemption price or purchase price. For the year ended December 31, 2012, we received Class B share contingent deferred sales charge payments of $380,000.

We receive Rule 12b-1 fees on Class B shares at the rate of 1.0% of Class B share assets under management (consisting of a 0.75% distribution fee and a 0.25% service fee) and record these fees as distribution and underwriting fee revenue. We make Rule 12b-1 service fee payments to the selling firm at a rate of 0.25% of Class B share assets under management and record these payments as a distribution expense. We retain a 0.75% distribution fee to help us recover the upfront commissions that we paid to the selling firm. Rule 12b-1 payments continue for eight years, at which point Class B shares automatically convert into Class A shares. For the year ended December 31, 2012, we received Class B share Rule 12b-1 fees of $4.0 million. For the same period, we made Class B share Rule 12b-1 payments to selling firms of $1.1 million.

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

Class C shares represented $3.4 billion of our U.S. clients’ Total Assets as of December 31, 2012. Investors in Class C shares do not pay a sales charge at the time of investment; instead, we pay an upfront commission equal to 1.0% of the amount invested directly to the selling firm when the investment is made. This advanced payment is capitalized as a deferred sales commission asset when paid and is amortized on a straight-line basis over 12 months. For the year ended December 31, 2012, we made commission payments to selling firms of $1.6 million. If the investor redeems Class C shares within one year of investment, we receive from the proceeds of the sale a contingent deferred sales charge payment equal to 1.0% of the lesser of the redemption price or purchase price. For the year ended December 31, 2012, we received Class C share contingent deferred sales charge payments of $194,000.

We receive Rule 12b-1 fees on Class C shares at the rate of 1.0% of Class C share assets under management (consisting of a 0.75% distribution fee and a 0.25% service fee) and record these fees as distribution and underwriting fee revenue. We make Class C share Rule 12b-1 distribution and service fee payments to the selling firm beginning in the second year following the sale at the rate of 1.0% of Class C share assets under management and record these payments as a distribution expense. For the year ended December 31, 2012, we received Class C share Rule 12b-1 fees of $39.0 million. For the same period, we made Class C share Rule 12b-1 payments to selling firms of $36.5 million.

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

Class I shares represented $5.5 billion of our U.S. clients’ Total Assets as of December 31, 2012. These shares do not provide for a front-end sales charge or Rule 12b-1 fees and are generally offered to individual and institutional investors making initial investments of $1 million or more; therefore, no distribution fee margin exists for this share class.

Class R shares are available for purchase through certain tax-exempt retirement plans held in plan level or omnibus accounts and represented $73.4 million of our U.S. clients’ Total Assets as of December 31, 2012. Investors in Class R shares do not pay a front-end sales charge at the time of investment. We receive Rule 12b-1 fees on Class R shares at a rate of 0.50% of Class R share assets under management and record these fees as distribution and underwriting fee revenue. These fees are generally offset by a 0.50% fee paid to third party selling agents that is recorded as a distribution expense. For the year ended December 31, 2012, the Class R share 12b-1 fees that we received and the Class R share Rule 12b-1 payments that we made to selling firms were insignificant.

Offshore Funds represented $557.9 million of our Total Assets as of December 31, 2012. Offshore Funds do not provide for a front-end sales charge or Rule 12b-1 fees. Offshore Funds are generally offered to individual and institutional investors that are domiciled or that have citizenship outside the U.S. These funds are comprised of various share classes with distribution fees that differ from the investment company share classes described above. Distribution fees received from the Offshore Funds vary by share class and may be negotiated with distribution partners. These fees received from the Offshore Funds are recorded as distribution and underwriting fee revenue while the payments made to third party selling firms are recorded as distribution expenses. For the year ended December 31, 2012, the Offshore Fund distribution fees received and paid were insignificant.

Non-operating Income

Non-operating income primarily represents net investment gains and losses from a portion of our investment portfolio and from the limited partnerships that we consolidate, net of non-controlling interest in those partnerships. Capital gain distributions, dividends and net interest income or expense are also included in non-operating income.

Non-controlling Interest

Non-controlling Interest in Calamos Investments LLC

As sole manager of Calamos Investments LLC (Calamos Investments), we consolidate the financial results of Calamos Investments with our own results. Outstanding shares of our Class A common stock represent 22.1%, 21.9% and 21.7% of the ownership of Calamos Investments as of December 31, 2012, 2011 and 2010, respectively. We reflect Calamos Family Partners, Inc. and John P. Calamos, Sr.’s collective ownership of 77.9%, 78.1% and 78.3% in Calamos Investments as of December 31, 2012, 2011 and 2010, respectively, as a non-controlling interest in our consolidated statements of financial condition, operations and changes in stockholders’ equity.

Non-controlling interest in Calamos Investments is derived by multiplying the historical equity of Calamos Investments by Calamos Family Partners, Inc. and John P. Calamos, Sr.’s collective ownership percentage for the periods presented. Issuances and repurchases of our Class A common stock may result in changes to Calamos Asset Management, Inc.’s (CAM) ownership percentage and to the non-controlling interests’ ownership percentage of Calamos Investments. The corresponding changes in ownership are reflected in the consolidated statements of changes in stockholders’ equity.

Income is allocated to non-controlling interests based on the average ownership interest during the period in which the income is earned. As a result, our income before income tax provision, excluding Calamos Family Partners, Inc. and John P. Calamos, Sr.’s non-controlling interest, represent 22.1%, 21.9% and 21.7% of Calamos Investments’ net income for the years ended December 31, 2012, 2011 and 2010, respectively. Income before income tax provision includes interest and dividend income earned on cash and cash equivalents and certain expenses held solely by CAM during the same period. This investment income is not reduced by non-controlling interest; therefore, the resulting non-controlling interest as presented in the statement of operations differs slightly than their corresponding ownership percentage.

Non-controlling Interest in Partnership Investments

Calamos Advisors, a subsidiary of Calamos Investments, is the general partner and controls the operations of Calamos International Growth Fund LP and indirectly is the general partner and controls the operations of Calamos Arista Strategic Fund LP, a U.S. feeder fund to Calamos Arista Strategic Master Fund LTD, a hedge fund in the Cayman Islands. Calamos Investments was indirectly the general partner of Calamos Market Neutral Opportunities Fund LP, a private investment partnership that was liquidated during 2011. These partnerships are consolidated into our consolidated financial statements. The combined interests of these partnerships, not owned by us, are presented as non-controlling interest in partnership investments in our consolidated financial statements for the periods those partnerships were consolidated.

Income Taxes

For the years ended December 31, 2012, 2011 and 2010, our effective tax rate was 41.1%, 53.0% and 37.3%, respectively. The December 31, 2012 and 2011 effective tax rate includes the impact of an increase in the deferred tax valuation allowance of $1.9 million and $5.2 million, respectively, to reduce our deferred income tax assets to the amount that is more likely than not to be realized. The increases in the valuation allowance were recorded as it is unlikely based upon market conditions that CAM will be able to fully utilize its capital loss carryforward. Our consideration in recording the valuation allowance included our risk-based approach to protecting our balance sheet and the remaining life of the capital loss carryforward. The deferred tax valuation allowance increased our effective tax rate in 2012 and 2011 by 6.1% and 15.3%, respectively.

Operating Results

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Total Assets

Total Assets decreased by $2.2 billion, or 7%, to $30.6 billion at December 31, 2012 from $32.8 billion at December 31, 2011. Average Total Assets decreased by $1.8 billion, or 5%, to $33.9 billion for the year ended December 31, 2012 from $35.7 billion for the year ended December 31, 2011. As of December 31, 2012 and 2011, our Total Assets consisted of 76% of funds and 24% of institutional and managed accounts.

(in millions)	Year Ended December 31,		Change
	2012	2011	Amount	Percent

Funds
Beginning Total Assets	$25,045	$27,352	$(2,307)	(8)%
Net redemptions	(3,452)	(909)	(2,543)	*
Market depreciation (appreciation)	1,736	(1,398)	3,134	*
Ending Total Assets	23,329	25,045	(1,716)	(7)
Average Total Assets	25,704	27,339	(1,635)	(6)
Institutional Accounts
Beginning Total Assets	5,505	5,559	(54)	(1)
Net sales (redemptions)	(762)	163	(925)	*
Market depreciation (appreciation)	448	(217)	665	*
Ending Total Assets	5,191	5,505	(314)	(6)
Average Total Assets	5,846	5,836	10	-
Managed Accounts
Beginning Total Assets	2,227	2,503	(276)	(11)
Net redemptions	(338)	(168)	(170)	*
Market depreciation (appreciation)	171	(108)	279	*
Ending Total Assets	2,060	2,227	(167)	(7)
Average Total Assets	2,301	2,518	(217)	(9)
Total Assets
Beginning Total Assets	32,777	35,414	(2,637)	(7)
Net redemptions	(4,552)	(914)	(3,638)	*
Market depreciation (appreciation)	2,355	(1,723)	4,078	*
Ending Total Assets	30,580	32,777	(2,197)	(7)
Average Total Assets	$33,851	$35,693	$(1,842)	(5)%
________________

* Not meaningful

Net redemptions in our funds were $3.5 billion in 2012 and represent an unfavorable change of $2.5 billion from net redemptions of $909 million in 2011. While we attracted net sales in our global and international strategies, these inflows were not sufficient to overcome the net outflows sustained from the net redemptions in our U.S. growth strategies and strategies that were closed to new investors in 2012. Net inflows in our global and international strategies were $341 million in 2012. The increase in market values positively impacted our funds by $1.7 billion during 2012 compared to market depreciation of $1.4 billion during 2011.

Separate accounts, which represent managed accounts for both institutions and individuals, combined net redemptions were $1.1 billion during 2012, compared to net redemptions of $5 million during the prior year. The net decrease from our managed accounts in 2012 were due to net redemptions of $338 million, partially offset by appreciation of $171 million. The net decrease from our institutional accounts were due to net redemptions of $762 million, partially offset by appreciation of $448 million. Institutional accounts net redemptions were driven primarily from redemptions in convertible strategies and were partially reduced by net inflows into equity strategies. Managed accounts net redemptions increase of $170 million from 2011 to $338 million in 2012 was as a result of an increase in redemptions in both equity and convertible strategies.

Financial Review

Revenues

Total revenues decreased by $25.6 million, or 7%, to $326.7 million for the year ended December 31, 2012 from $352.3 million for the prior year. The decrease was primarily due to lower investment management fees, and distribution and underwriting fees.

			Change
(in thousands)	2012	2011	Amount	Percent

Investment management fees	$255,823	$266,553	$(10,730)	(4)%
Distribution and underwriting fees	67,816	82,539	(14,723)	(18)
Other	3,037	3,229	(192)	(6)
Total revenues	$326,676	$352,321	$(25,645)	(7)%

Investment management fees decreased by 4% for the year ended December 31, 2012, as our average Total Assets decreased by $1.8 billion, or 5%, during the year. Investment management fees from open-end funds decreased by 6% to $158.9 million for the year ended December 31, 2012 from $169.8 million for the prior year, driven by an 8% decrease in open-end fund average assets. Investment management fees from our closed-end funds increased by 2% to $49.8 million for the year ended December 31, 2012 from $49.1 million for the prior year period, due to a 1% increase in closed-end fund average assets. Investment management fees from our separately managed accounts decreased by 1% to $47.1 million for the year ended December 31, 2012 from $47.7 million in the prior year, due to a 2% decrease in separately managed accounts average Total Assets. The investment management fee rate that we earned for the year ended December 31, 2012 was 0.76% and relatively constant when compared to the 2011 rate of 0.75%.

Distribution and underwriting fees decreased by 18%, or $14.7 million to $67.8 million for the year ended December 31, 2012, due to lower asset-based distribution fees across most share classes. The decrease in distribution and underwriting fees were driven by an 8% decrease in average open-end fund assets when compared to the prior year largely due to net redemptions on certain open-end funds, some of which were closed to new investors during the year. To a lesser extent, the decrease in average open-end fund assets is due to more open-end fund investors choosing to compensate their financial advisors through fee based models, increasing the demand for and a shift in assets toward our Class I shares that do not collect distribution fees.

Other revenue principally reflects asset-based portfolio accounting fees. Other revenue decreased by 6% to $3.0 million from the prior year. Portfolio accounting fees generally rise and fall with the changes in average fund assets that we manage.

Operating Expenses

Operating expenses decreased by 2% to $206.9 million for the year ended December 31, 2012 from $212.0 million for the prior year. This change reflects decreases in distribution expenses and amortization of deferred sales commissions, partially offset by increases in employee compensation and benefits expenses, marketing and sales promotion expenses, and general and administrative expenses.

			Change
(in thousands)	2012	2011	Amount	Percent

Employee compensation and benefits	$82,154	$80,160	$1,994	2%
Distribution expenses	60,565	68,981	(8,416)	(12)
Amortization of deferred sales commissions	4,462	6,529	(2,067)	(32)
Marketing and sales promotion	19,503	17,107	2,396	14
General and administrative	40,188	39,195	993	3
Total operating expenses	$206,872	$211,972	$(5,100)	(2)%

Employee compensation and benefits expenses increased by $2.0 million, or 2%, for the year ended December 31, 2012. This increase is mostly attributable to increases in salary and benefits expenses and accruals for performance-based incentive compensation, partially offset by a reversal of equity compensation expense for forfeited awards. The increases in our performance-based incentive compensation and salary and benefit compensation is due to the increase in the number of associates we employ and our investment into more distribution and client focused personnel.

Distribution expenses generally represent a pass-through to financial intermediaries of Rule 12b-1 distribution and service fees that we earn from the family of funds that we manage and distribute. These expenses are directly related to changes in average open-end fund assets of Class A, B and C shares, and the proportion of Class C share assets less than one year old. For the year ended December 31, 2012, distribution expenses decreased by $8.4 million, or 12%, when compared to the prior year. This change is due to a decrease in the average assets of Class A, B and C shares, and to a lesser extent a continued shift of average open-end fund assets to Class I shares which do not result in distribution expenses. These decreases were partially offset by increases in distribution expenses as a result of an increase in the average Class C share assets older than one year. As Class C shares age past one year, the associated distribution fees are paid to broker-dealers and other intermediaries. As such, increases in the average Class C share assets older than one year results in an increase in distribution expenses.

Amortization of deferred sales commissions decreased by $2.1 million for the year ended December 31, 2012, due to the aging of Class C shares and to a lesser extent the aging of Class B shares. Amortization of deferred sales commissions change with the level of new open-end fund sales of Class C shares and with Class B share redemptions. During 2009, we discontinued the sales of Class B shares, and as a result, the deferred sales commission assets are no longer replenished by new sales. As a result of no new deferred sales commissions, we expect that amortization expense associated with Class B share deferred sales commissions will continue to decrease as the remaining Class B share assets redeem or convert to Class A share assets over time.

Marketing and sales promotion expenses increased by $2.4 million for the year ended December 31, 2012, largely the result of an increase in waived fund expenses which limit the annual ordinary operating expenses of each fund, and an increase in marketing and sales promotion expenses due to our increased spending to build awareness around our investment strategies. These increases were partially offset by a decrease in supplemental distribution payments to distribution intermediaries. Supplemental distribution payments are positively correlated with the levels of open-end fund assets that we manage.

General and administrative expenses increased by $993,000 for the year ended December 31, 2012. Many offsetting factors gave rise to the net increase in expense during 2012. The net increase in expense was primarily due to an increase in travel expenses that occurred throughout the year and client reimbursements related to trade correction expenses that were recorded in the first quarter of 2012.

Non-Operating Activities, Net of Non-controlling Interest in Partnership Investments

Non-operating income, net of non-controlling interest in partnership investments increased by $3.3 million to $19.8 million for the year ended December 31, 2012, compared to $16.5 million for the prior year. The increase is primarily due to higher realized gains and dividend income on our investment securities, partially offset by losses on our option contracts.

(in thousands)	2012	2011	Change

Interest income	$385	$289	$96
Interest expense	(6,017)	(6,650)	633
Net interest expense	(5,632)	(6,361)	729

Investment income	21,244	17,617	3,627
Dividend income	5,386	4,605	781
Miscellaneous other income	207	198	9
Investment and other income	26,837	22,420	4,417
Non-operating income	21,205	16,059	5,146

Net (income) loss attributable to non-controlling interest in partnership investments	(1,436)	460	(1,896)

Non-operating income, net of non-controlling interest in partnership investments	$19,769	$16,519	$3,250

Interest income increased by $96,000 to $385,000 for the year ended December 31, 2012 as a result of increases in our cash balances. Interest expense decreased by $633,000 to $6.0 million for the year ended December 31, 2012, as a result of our debt repayment of $32.9 million in April 2011.

Investment income increased by $3.6 million to $21.2 million for the year ended December 31, 2012. The majority of investment income reflects realized gains on the sale of investment securities generated as a part of a tax harvesting strategy to better utilize tax loss carry-forwards that was implemented during 2010. Dividend income increased by $781,000 to $5.4 million for the year ended December 31, 2012.

Net (income) loss attributable to non-controlling interest in partnership investments represents the portion of income or loss attributable to the other partners’ ownership interest in the partnership that we refer to as non-controlling interests.

The following table provides a summary of the returns that we generated from our corporate investment portfolio. This table combines the investment and dividend income as reported in our consolidated statement of operations with the change in fair value of our investment securities that are recorded in accumulated other comprehensive income (AOCI), a component of stockholders' equity, for the year ended December 31, 2012:

	Year Ended December 31, 2012
(in thousands)	Non-Operating Income, net	Change in Accumulated Other Comprehensive Income (Loss)	Total

Funds and common stock	$28,753	$(1,485)	$27,268
Partnership investments	2,945	-	2,945
Option contracts	(10,454)	-	(10,454)
Investment income	21,244	(1,485)	19,759
Dividend income	5,386		5,386
Non-controlling interest in partnership investments	(1,436)		(1,436)
Investment portfolio results	$25,194		$23,709
Less: Non-controlling interest in Calamos Investments LLC		1,153
Deferred income taxes		122
Change in accumulated other comprehensive income		$(210)

Our investment portfolio returned $23.7 million, or 7.1%, for the full year 2012. These results primarily reflect realized and unrealized gains from investment securities and realized losses on option contracts to hedge market value fluctuations in the corporate investment portfolio.

Income Tax Provision

For the years ended December 31, 2012 and 2011, our effective tax rate was 41.1% and 53.0%, respectively. The December 31, 2012 and 2011 effective tax rate includes the impact of an increase in the deferred tax valuation allowance of $1.9 million and $5.2 million, respectively, to reduce our deferred income tax assets to the amount that is more likely than not to be realized. The increases in the valuation allowance were recorded as it is unlikely based upon market conditions that CAM will be able to fully utilize its capital loss carryforward. Our consideration in recording the valuation allowance included our risk-based approach to protecting our balance sheet and the remaining life of the capital loss carryforward. The deferred tax valuation allowance increased our effective tax rate in 2012 and 2011 by 6.1% and 15.3%, respectively.

Net Income

For the years ended December 31, 2012 and 2011, net income attributable to CAM was $18.2 million and $15.9 million, respectively. For the same period non-GAAP net income attributable to CAM was $25.3 million and $27.3 million, respectively. See “Supplemental Non-GAAP Financial Measures” of the MD&A below for descriptions of non-GAAP financial measures and a reconciliation of non-GAAP financial measures to GAAP financial measures.

Operating Results

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Total Assets

Total Assets decreased by $2.6 billion, or 7%, to $32.8 billion at December 31, 2011 from $35.4 billion at December 31, 2010. Average Total Assets increased by $3.4 billion, or 11%, to $35.7 billion for the year ended December 31, 2011 from $32.2 billion for the year ended December 31, 2010. As of December 31, 2011 and 2010, our Total Assets consisted of 76% and 77% of funds and 24% and 23% of institutional and managed accounts, respectively.

(in millions)	Year Ended December 31,		Change
	2011	2010	Amount	Percent

Funds
Beginning Total Assets	$27,352	$24,480	$2,872	12%
Net redemptions	(909)	(23)	(886)	*
Market (depreciation) appreciation	(1,398)	2,895	(4,293)	*
Ending Total Assets	25,045	27,352	(2,307)	(8)
Average Total Assets	27,339	24,739	2,600	11
Institutional Accounts
Beginning Total Assets	5,559	4,619	940	20
Net sales	163	154	9	6
Market (depreciation) appreciation	(217)	786	(1,003)	*
Ending Total Assets	5,505	5,559	(54)	(1)
Average Total Assets	5,836	4,932	904	18
Managed Accounts
Beginning Total Assets	2,503	3,615	(1,112)	(31)
Net redemptions	(168)	(1,530)	1,362	89
Market (depreciation) appreciation	(108)	418	(526)	*
Ending Total Assets	2,227	2,503	(276)	(11)
Average Total Assets	2,518	2,578	(60)	(2)
Total Assets
Beginning Total Assets	35,414	32,714	2,700	8
Net redemptions	(914)	(1,399)	485	35
Market (depreciation) appreciation	(1,723)	4,099	(5,822)	*
Ending Total Assets	32,777	35,414	(2,637)	(7)
Average Total Assets	$35,693	$32,249	$3,444	11%
________________

* Not meaningful

Net redemptions in our funds were $909 million in 2011 and represented an unfavorable change of $886 million from net redemptions of $23 million in 2010. While we attracted net sales from investors into 13 of our 18 open-end funds during 2011, including each of our Offshore Funds, these inflows were not sufficient to overcome the net outflows sustained from the net redemptions in our Growth Fund and Convertible Fund. Net inflows were strongest in our global and international strategies, which had net sales of $716 million in 2011. The decrease in market values negatively impacted our funds by $1.4 billion during 2011 compared to market appreciation of $2.9 billion during 2010.

Separate accounts, which represent managed accounts for both institutions and individuals, combined net redemptions were flat at $5 million during 2011, compared to net redemptions of $1.4 billion during the prior year. The net outflows from our managed accounts in 2011 were due to net redemptions and depreciation of $168 million and $108 million, respectively. The net outflows from our institutional accounts were due to depreciation of $217 million, partially offset by net sales of $163 million. Institutional accounts net sales were driven primarily from our institutional business, including winning a large Asia institutional mandate as well as our growth in institutional accounts in international equity and emerging market strategies. Managed accounts net redemptions decrease of $1.4 billion from 2010 to $168 million in 2011 was as a result of an increase in redemptions during 2010 related to the increase in account minimums for our convertible-based strategies on separately-managed account platforms.

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

Investment management fees increased by 12% for the year ended December 31, 2011, as our average Total Assets increased by $3.4 billion, or 11%, during the year. Investment management fees from open-end funds increased by 13% to $169.8 million for the year ended December 31, 2011 from $151.0 million for the prior year, driven by an 11% increase in open-end fund average assets. Investment management fees from our closed-end funds increased by 9% to $49.1 million for the year ended December 31, 2011 from $45.1 million for the prior year period, due to an 8% increase in closed-end fund average assets. Investment management fees from our separately managed accounts increased by 13% to $47.7 million for the year ended December 31, 2011 from $42.2 million in the prior year, due to an 11% increase in separately managed accounts average Total Assets. The investment management fee rate that we earned for the year ended December 31, 2011 was 0.75% and relatively constant when compared to the 2010 rate of 0.74%.

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

Operating Expenses

Operating expenses rose by 6% to $212.0 million for the year ended December 31, 2011 from $199.5 million for the prior year. This change reflects increases in employee compensation and benefits expenses, distribution expenses, and marketing and sales promotion expenses that were partially offset by a decrease in amortization of deferred sales commissions.

			Change
(in thousands)	2011	2010	Amount	Percent

Employee compensation and benefits	$80,160	$75,292	$4,868	6%
Distribution expenses	68,981	66,493	2,488	4
Amortization of deferred sales commissions	6,529	9,206	(2,677)	(29)
Marketing and sales promotion	17,107	13,775	3,332	24
General and administrative	39,195	34,772	4,423	13
Total operating expenses	$211,972	$199,538	$12,434	6%

Employee compensation and benefits expenses increased by $4.9 million, or 6%, for the year ended December 31, 2011. This increase is mostly attributable to an increase in performance-based incentive compensation and to a lesser extent increases in salary and benefit compensation, partially offset by lower equity compensation. The increases in our performance-based incentive compensation and salary and benefit compensation is due to an increase in the number of associates we employ and our investment into more distribution and client focused personnel.

Distribution expenses generally represent a pass-through to financial intermediaries of Rule 12b-1 distribution and service fees that we earn from the family of funds that we manage and distribute. These expenses are directly related to changes in average open-end fund assets of Class A, B and C shares, and the proportion of Class C share assets less than one year old. For the year ended December 31, 2011, distribution expenses increased by $2.5 million, or 4%, when compared to the prior year. This change is due to an increase in the average assets of Class A and C shares and an increase in the average Class C share assets older than one year. Although the Rule 12b-1 fee rates we paid to broker-dealers and other intermediaries in 2011 did not change from the rates paid in the prior year, we experienced a material shift of average open-end fund assets to Class I shares, which do not include a distribution expense. As a result of this increase in Class I share assets, distribution expenses did not grow at a rate commensurate with our average open-end fund assets.

Amortization of deferred sales commissions change with the level of new open-end fund sales of Class C shares and with Class B share redemptions. During 2009, we discontinued the sales of Class B shares, and as a result, the deferred sales commission assets are no longer replenished by new sales. As a result of no new deferred sales commissions, we expect that amortization expense associated with Class B share deferred sales commissions will continue to decrease as the remaining Class B share assets convert to Class A or I share assets over time.

Marketing and sales promotion expenses increased by $3.3 million for the year ended December 31, 2011, which was largely the result of an increase in fund administrative “Cap” expenses, which are non-reimbursable expenses we pay to reduce the service fees to our fund investors, and an increase in supplemental distribution payments to brokers. The increase in supplemental distribution payments to brokers is directly correlated with the increase in average assets of our open-end funds. The increase in marketing and sales promotion expenses is also due to our increased spending to support a series of targeted marketing and advertising campaigns to build awareness about our investment strategies.

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

(in thousands)	2011	2010	Change

Interest income	$289	$379	$(90)
Interest expense	(6,650)	(7,801)	1,151
Net interest expense	(6,361)	(7,422)	1,061

Investment income	17,617	24,296	(6,679)
Dividend income	4,605	4,390	215
Miscellaneous other income	198	398	(200)
Investment and other income	22,420	29,084	(6,664)
Non-operating income	16,059	21,662	(5,603)

Net (income) loss attributable to non-controlling interest in partnership investments	460	(72)	532

Non-operating income, net of non-controlling interest in partnership investments	$16,519	$21,590	$(5,071)

Interest income decreased by $90,000 to $289,000 for the year ended December 31, 2011, as a result of lower interest yields on cash balances. Interest expense decreased by $1.2 million to $6.7 million for the year ended December 31, 2011, as a result of our debt repayment of $32.9 million in April 2011.

Investment income decreased by $6.7 million to $17.6 million for the year ended December 31, 2011. The majority of investment income reflects realized gains on the sale of investment securities generated as a part of a tax harvesting strategy to better utilize tax loss carry-forwards that was implemented during 2010. Dividend income for 2011 increased modestly to $4.6 million from $4.4 million during 2010.

Net (income) loss attributable to non-controlling interest in partnership investments represents the portion of income or loss attributable to the other partners’ ownership interest in the partnership that we refer to as non-controlling interests.

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

Income Tax Provision

For the years ended December 31, 2011 and 2010, our effective tax rate was 53.0% and 37.3%, respectively. The December 31, 2011 effective tax rate includes the impact of an increase in the deferred tax valuation allowance of $5.2 million, to reduce our deferred income tax assets to the amount that is more likely than not to be realized. The increase in the valuation allowance was recorded as it is unlikely based upon market conditions that CAM will be able to fully utilize its capital loss carryforward. Our consideration in recording the valuation allowance included our risk-based approach to protecting our balance sheet and the remaining life of the capital loss carryforward.  The deferred tax valuation allowance increased our effective tax rate by 15.3%.

Net Income

For the years ended December 31, 2011 and 2010, net income attributable to CAM was $15.9 million and $19.9 million, respectively. For the same period non-GAAP net income attributable to CAM was $27.3 million and $24.9 million, respectively. See “Supplemental Non-GAAP Financial Measures” of the MD&A below for descriptions of non-GAAP financial measures and a reconciliation of non-GAAP financial measures to GAAP financial measures.

Supplemental Non-GAAP Financial Measures

We provide investors with certain adjusted, non-GAAP financial measures including non-GAAP net income attributable to CAM and non-GAAP diluted earnings per share. These non-GAAP financial measures are provided to supplement the consolidated financial statements presented on a GAAP basis. These non-GAAP financial measures adjust GAAP financial measures to include the tax benefit from the amortization of deferred taxes on intangible assets, and to exclude the increase in deferred tax valuation adjustment, certain professional service fees related to CAM’s review of options for creating a greater degree of clarity regarding our market capitalization and CAM’s non-operating income, net of taxes. We believe these adjustments are appropriate to enhance an overall understanding of our operating financial performance, as well as to facilitate comparisons with our historical earnings results. These adjustments to our GAAP results are made with the intent of providing investors a more complete understanding of our underlying earnings results and trends and our marketplace performance. In addition, these non-GAAP financial measures are among the primary indicators management uses as a basis of managing our business.

The presentation of this additional information is not meant to be considered in isolation or as a substitute for the directly comparable financial measures prepared in accordance with GAAP. Investors should review the reconciliations of the non-GAAP financial measures to their most directly comparable GAAP financial measures as provided in the table below:

	2012	2011	2010
(in thousands, except per share data)
Net income attributable to CAM	$18,192	$15,870	$19,928
Exclude:
Deferred tax amortization on intangible assets	7,916	7,916	7,916
Increase in deferred tax valuation allowance	1,900	5,200	-
Certain professional service fees, net of taxes	-	595	-
CAM’s non-operating income, net of taxes	(2,730)	(2,284)	(2,932)
Non-GAAP net income attributable to CAM	$25,278	$27,297	$24,912

Diluted - Weighted average shares outstanding	20,745,922	20,611,909	20,187,992

Diluted earnings per share	$0.88	$0.77	$0.99
Non-GAAP diluted earnings per share	$1.22	$1.32	$1.23

Non-GAAP net income attributable to CAM is calculated by adjusting the following items from GAAP net income attributable to CAM:

(i)	amortization of deferred taxes on intangible assets associated with the election under section 754 of the Internal Revenue Code of 1986, as amended (Section 754 election);

(ii)	increase in deferred tax valuation allowance;

(iii)	certain professional service fees, net of taxes; and

(iv)	CAM’s non-operating income, net of taxes.

Non-GAAP diluted earnings per share is calculated by dividing (i) Non-GAAP net income attributable to CAM by (ii) diluted weighted average shares outstanding.

The deferred tax assets from the Section 754 election allows for a quarterly reduction of $2.0 million in future income taxes owed by us through 2019, to the extent that a tax payable exists during the quarter. As a result, this cash savings will accrue solely for the benefit of the shareholders of CAM’s common stock. We believe that adjusting this item from the calculation of the above non-GAAP items can be a useful measure in allowing investors to see our performance. The change in the allowance on the deferred tax asset is excluded from the above non-GAAP items as it may fluctuate in future periods affecting prior period comparisons. Certain professional service fees related to CAM’s review of options for creating a greater degree of clarity regarding our market capitalization and non-operating income are excluded from the above non-GAAP items as they can distort comparisons between periods. As noted above, we believe that measures excluding these items are useful in analyzing operating trends and allows for more comparability between periods, which may be useful to investors.

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

Liquidity and Capital Resources

We manage our liquidity position to ensure adequate resources are available to fund ongoing operations of the business, provide seed capital for new funds, maintain conservative levels of capital for the Company’s regulated subsidiaries, fund our stock re-purchase program announced in 2013, and invest in other corporate strategic initiatives. Our principal sources of liquidity are cash flows from operating activities and our corporate investment portfolio, which is comprised of cash and cash equivalents, investment securities, derivatives and partnership investments. Investment securities are principally comprised of Company-sponsored funds. In addition, the individual securities held within our partnership investments are typically highly liquid.

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

The following table summarizes our principal sources of liquidity as of December 31, 2012 and December 31, 2011:

(in thousands)	December 31, 2012	December 31, 2011

Cash and cash equivalents	$106,796	$102,166
Investment securities	349,404	318,496
Derivatives, net	132	(2,826)
Partnership investments, net of non-controlling interests	40,416	21,022
Total corporate investment portfolio	$496,748	$438,858

We utilize a hedging strategy using exchange traded equity option contracts as an economic hedge to reduce downside risk and price volatility of the total portfolio value as well as to support compliance with the financial ratios associated with our long-term debt. This strategy allowed us the flexibility to continue to provide seed capital for the development of new products when necessary, while seeking to help reduce risk and to maintain a solid credit rating.

Calamos Investments is the borrower of our $92.1 million in outstanding debt. We were in compliance with all financial covenants at December 31, 2012 and 2011. The Company currently has an investment-grade BBB+ rating from Standard & Poor’s.

The following is a summary of covenant compliance as of December 31, 2012 with the terms and covenants having the same meanings set forth under our amended note purchase agreements:

Covenant	Requirement	Results as of December 31, 2012

EBITDA/interest expense	Not less than 3.0	22.12
Debt/EBITDA	Not more than 2.75	0.69
Investment coverage ratio	Not less than 1.175	4.64
Net worth	Not less than $160 million	$ 338.5 million

The following table summarizes key data relating to our liquidity and capital resources:

(in thousands)	December 31, 2012	December 31, 2011

Statements of financial condition data:
Cash and cash equivalents	$106,796	$102,166
Receivables	27,626	28,527
Investment securities and derivatives, net	349,536	315,670
Partnership investments, net	40,416	21,022
Deferred tax assets, net	55,308	65,518
Deferred sales commissions	2,574	5,444
Long-term debt	92,115	92,115

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

Cash flows for the years ended December 31, 2012, 2011 and 2010 are shown below.

(in thousands)	2012	2011	2010

Cash flow data:
Net cash provided by operating activities	$129,771	$154,293	$144,767
Net cash used in investing activities	(41,532)	(14,387)	(79,861)
Net cash used in financing activities	(83,609)	(120,610)	(127,467)

Net cash provided by operating activities was $129.8 million, $154.3 million and $144.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. These net cash flows are primarily attributed to net income of the Company and are mostly generated by core business activities.

Net cash used in investing activities for the year ended December 31, 2012 was $41.5 million. The net cash used in investing activities represents an investment of $18.1 million in Calamos Arista Strategic Fund LP, a newly established partnership; an investment of $10.0 million in our new Company-sponsored global fund to help expand our product offering; and an investment of $5.0 million in new investment strategies. The net cash used in investing activities also represents net cash outflows of $13.4 million as a result of derivatives, which are used as economic hedges against the equity price risk in our investment portfolio, and our $3.4 million purchase of Black Capital, LLC. These outflows were partially offset by the liquidation of one of the Company-sponsored funds totaling $17.0 million. The remaining sales and re-purchases of investing activities resulted in little change in cash used in investing activities. These sales and re-purchases of investments were the result of us realizing gains on our investment securities as a result of our tax harvesting strategy.

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

Net cash used in financing activities for the year ended December 31, 2012 was $83.6 million and largely represents pro rata income tax and equity distributions paid by Calamos Investments to CAM and to our non-controlling interests, in the amount of $21.3 million and $75.2 million, respectively. Net cash used in financing activities for the year ended December 31, 2011 was $120.6 million and largely represents pro rata income tax and equity distributions paid by Calamos Investments to CAM and to our non-controlling interests, in the amount of $22.4 million and $80.1 million, respectively. Net cash used in financing activities for the year ended December 31, 2010 was $127.5 million and largely represents pro rata income tax and equity distributions paid by Calamos Investments to CAM and to our non-controlling interests, in the amount of $33.8 million and $121.4 million, respectively. Distributions from Calamos Investments to CAM are eliminated upon consolidation and are not reflected in the net cash flows used in financing activities. The decrease in net cash used in financing activities principally reflects decreases in tax distributions driven by a decline in net income attributable to our non-controlling interests.

Contractual Obligations

The following table contains supplemental information regarding our total contractual cash obligations as of December 31, 2012:

	Payments Due by Period
(in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Long-term debt obligations, including interest (1)	$116,301	$5,954	$55,146	$28,164	$27,037
Operating lease obligations (2)	62,594	5,596	9,790	9,384	37,824
Other long-term obligations (3)	4,672	284	3,981	359	48
Total	$183,567	$11,834	$68,917	$37,907	$64,909
________________

(1)	The Company’s senior unsecured notes, which aggregate to $92.1 million, have series maturing in 2014, 2017 and 2019.

(2)	In accordance with GAAP, these obligations are not reflected in the accompanying consolidated statements of financial condition.

(3)
Other long-term obligations principally represent commitments under the incentive compensation plan and obligations associated with the purchase of Black Capital, LLC. These obligations are included in other non-current liabilities in the accompanying consolidated statements of financial condition.

In the ordinary course of business, the Company enters into contracts or purchase obligations with third parties whereby the third parties provide services to or on behalf of the Company. Purchase obligations include executory contracts, which are either non-cancelable or cancelable with a penalty. As of December 31, 2012, the Company’s obligations primarily include standard service contracts for portfolio, market data and office related services. Purchase obligations are recorded in the Company’s financial statements when services are provided. Due to the uncertainty of timing and amounts that will ultimately be paid, the amounts have been excluded from the table above.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under current circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily available from other sources. We evaluate our estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.

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

We evaluate the carrying value of our deferred sales commissions for impairment on an annual basis. Significant assumptions utilized by us to estimate future average assets include expected future market performance and redemption rates. Estimates of undiscounted future cash flows and the remaining life of the deferred sales commission asset are made from these assumptions. Market performance assumptions are selected using expected average market returns based on long-term market index benchmarks for each asset class held within the fund. As of our most recent analysis, we used average market return assumptions ranging from approximately 4% to 9% based on asset class. If the average market returns are higher than estimated, undiscounted cash flows would be greater than those estimated, while lower actual returns on average would generate undiscounted future cash flows less than those estimated. Future redemption assumptions were determined by using the average annual redemption rates that each fund experienced over the prior 24-month period. For Class B shares and Class C shares, we used average historical redemption rates of 41% and 19%, respectively. An increase in the actual rate of redemptions would decrease the undiscounted future cash flows, while a decrease in the actual rate of redemptions would increase undiscounted cash flows. These assumptions are reviewed and updated annually, or when events or changes in circumstances occur that could significantly increase the risk of impairment of the asset.

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

Compensation Plans

We have an incentive compensation plan that provides for grants of restricted stock unit awards (“RSUs”), and stock option awards for certain employees. RSUs are convertible on a one-for-one basis into shares of our common stock. We estimate the fair value of the stock options as of the grant date using the Black-Scholes option-pricing model, and recognize the cost of stock based compensation based on the grant-date fair value of the award. Further, we estimate the number of forfeited awards at the grant date. Actual forfeitures may vary from our assumptions, which will result in modifications to future expenses.

Income Tax Provision (Benefit)

Management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against deferred tax assets. As of December 31, 2012 and 2011, our valuation allowance on deferred tax assets was $7.1 million and $5.2 million, respectively, which was recorded during 2012 and 2011, to reduce our deferred income tax assets to the amount that is more likely than not to be realized based on available evidence at the time the estimate was made. The valuation allowance on the deferred tax assets relates to our capital loss carryforward. Determining the valuation allowance requires management to make significant judgments and assumptions. In determining the valuation allowance we used historical and forecasted future realized and unrealized gains and losses on our investments, and future tax planning strategies. Each quarter we re-evaluate our estimate related to the valuation allowance, including our assumptions about future taxable income.

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

Recently Issued Accounting Pronouncements

We have reviewed all newly issued accounting pronouncements that are applicable to our business and to the preparation of our consolidated financial statements, including those not yet required to be adopted. We do not believe any such pronouncements will have a material effect on the Company’s financial position or results of operations. Accounting guidance that have become effective during 2012 or have not yet become effective with respect to our consolidated financial statements are described below:

In February 2013, the Financial Accounting Standards Board (“FASB”) issued new guidance that requires an entity to provide additional information about reclassifications out of accumulated other comprehensive income. The amendments in this update supersede and replace the presentation requirements for reclassifications out of accumulated other comprehensive income in previously amended updates. This guidance is effective prospectively for annual and interim periods beginning on or after December 15, 2012. The Company’s effective date is January 1, 2013. The Company has chosen to early adopt this guidance, which required the Company to disclose the impact of realized gains on net income that were previously reported in accumulated other comprehensive income and were reclassified out. As this pronouncement is disclosure related, the adoption of this guidance had no impact on the Company’s financial position or results of operations.

In December 2011, the FASB issued new guidance that requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This guidance is effective for annual and interim periods beginning on or after January 1, 2013. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company’s effective date is January 1, 2013. As this pronouncement is disclosure related, the adoption of this guidance will not have a material impact on the Company’s financial position or results of operations.

In September 2011, the FASB issued new guidance allowing an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. This guidance is effective and will be adopted by the Company when assessing impairment.

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

In May 2011, the FASB issued new guidance to clarify the application of existing fair value measurement requirements and to change particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. This guidance is effective and was adopted by the Company during the first quarter of this year. The adoption of this guidance has resulted in the Company reporting the level in the fair value hierarchy and the observable inputs required for the calculation of the fair value of the Company’s long-term debt and payment obligation.

Forward-Looking Statements

This report and other documents or statements made or filed by us contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may include, without limitation: statements regarding proposed new products; results of operations or liquidity; projections, predictions, expectations, estimates or forecasts of our business; financial and operating results and future economic performance; market capitalization; management’s goals and objectives; payment of dividends; and other similar expressions concerning matters that are not historical facts.

Forward-looking statements may sometimes be identified by words such as “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “opportunity,” “potential,” “predict,” “seek,” “should,” “trend,” “will,” “would,” and similar expressions.

Forward-looking statements are not a guarantee of future performance or results, or of the date of such performance or results, if achieved. Forward-looking statements are based on information available and known at the time those statements are made as well as management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements, including risks not otherwise listed or described in this report.

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

Forward-looking statements speak only as of the date the statements are made. Readers should not place undue reliance on any forward-looking statements when deciding whether to buy, sell or hold our securities. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Securities Price Sensitivity

Our exposure to market risk is directly related to our role as investment advisors for the funds and separate accounts we manage. A significant majority of our operating revenue is derived from investment advisory, distribution and portfolio accounting agreements with the funds and separate accounts. Under these agreements, the fees we receive are typically based on the market value of our Total Assets, which includes our assets under management and assets in which we provide model portfolio design and oversight. Accordingly, a decline in the prices of securities generally may cause our revenue and income to decline by causing the value of the assets we manage to decrease or by causing our clients to withdraw funds in favor of investments that they perceive as offering greater opportunity or lower risk.

In addition, a decline in the prices of securities may present market conditions that could preclude us from increasing our Total Assets and prevent us from realizing higher fee revenue associated with such growth.

We are also subject to market risk, in the form of equity price risk, due to a decline in the prices of our investments in certain investment securities, partnership investments and derivatives. We own investment securities primarily comprised of products we manage.

The following table provides a sensitivity analysis of changes in fair value of our investment securities and partnership investments assuming a 10% increase or decrease in the individual price of each instrument as of December 31, 2012:

		Carrying Value Assuming
(in thousands)	Carrying Value	10% Increase	10% Decrease

Available-for-sale securities:
Funds	$345,701	$380,271	$311,131
Common stock	132	145	119
CFS securities:
Funds	3,571	3,928	3,214
Derivative contracts:
Assets	132	145	119
Partnership investments:
Partnerships	40,416	44,458	36,374

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

As of December 31, 2012 we had index exchange-traded put option contracts with an aggregate market value of $132,000. A 10% adverse change in the option carrying value would result in a decrease of $13,000 in our put option contract.

Interest Rate Sensitivity

As of December 31, 2012, we had an aggregate of $92.1 million of outstanding debt, which consisted of senior unsecured notes of $46.1 million of 6.33% notes due July 15, 2014, $22.1 million of 6.52% notes due July 15, 2017 and $23.9 million of 6.67% notes due July 15, 2019. As these notes have fixed interest rates, we do not have any direct exposure to market interest rate risk.

Other Market Risks

Due to the nature of our business, we believe that we do not face any material credit risk, inflation, interest rate or foreign currency rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Calamos Asset Management, Inc.

We have audited the accompanying consolidated statements of financial condition of Calamos Asset Management, Inc. and Subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Calamos Asset Management, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Calamos Asset Management, Inc.’s and Subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 14, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ McGladrey LLP

Chicago, Illinois
March 14, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Calamos Asset Management, Inc.

We have audited Calamos Asset Management, Inc.'s and Subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Calamos Asset Management, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Calamos Asset Management, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012 and our report dated March 14, 2013 expressed an unqualified opinion.

/s/ McGladrey LLP

Chicago, Illinois
March 14, 2013

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Calamos Asset Management, Inc. and its subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of the chief executive officer and the chief financial officer, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of internal control over financial reporting as of December 31, 2012, has been audited by McGladrey LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ John P. Calamos, Sr.	/s/ Nimish S. Bhatt
John P. Calamos, Sr. Chairman, Chief Executive Officer and Global Co-Chief Investment Officer	Nimish S. Bhatt Senior Vice President and Chief Financial Officer

March 14, 2013

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share data)	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$106,796	$102,166
Receivables:
Affiliates and affiliated funds	17,756	18,492
Customers	9,870	10,035
Investment securities	349,404	318,496
Derivative assets	132	1,018
Partnership investments, net	60,828	33,056
Prepaid expenses	2,240	2,964
Deferred tax assets, net	7,110	8,811
Other current assets	804	934
Total current assets	554,940	495,972
Non-current assets:
Deferred tax assets, net	48,198	56,707
Deferred sales commissions	2,574	5,444
Goodwill	6,380	-
Property and equipment, net	19,522	22,865
Other non-current assets	987	870
Total non-current assets	77,661	85,886
Total assets	$632,601	$581,858
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current liabilities:
Distribution fees payable	$12,937	$15,860
Accrued compensation and benefits	23,953	23,681
Interest payable	2,729	2,729
Derivative liabilities	-	3,844
Accrued expenses and other current liabilities	5,288	5,631
Total current liabilities	44,907	51,745
Non-current liabilities:
Long-term debt	92,115	92,115
Deferred rent	9,275	9,423
Other non-current liabilities	4,455	781
Total non-current liabilities	105,845	102,319
Total liabilities	150,752	154,064

STOCKHOLDERS’ EQUITY
Class A Common Stock, $0.01 par value; authorized 600,000,000 shares; 24,386,015 shares issued and 20,386,015 shares outstanding at December 31, 2012; 24,126,757 shares issued and 20,126,757 shares outstanding at December 31, 2011	244	241
Class B Common Stock, $0.01 par value; authorized 1,000 shares; 100 shares issued and outstanding at December 31, 2012 and 2011	0	0
Additional paid-in capital	215,637	214,102
Retained earnings	77,714	67,991
Accumulated other comprehensive loss	(737)	(527)
Treasury stock at cost; 4,000,000 shares at December 31, 2012 and 2011	(95,215)	(95,215)
Calamos Asset Management, Inc. stockholders’ equity	197,643	186,592
Non-controlling interest in Calamos Investments LLC (Calamos Interests)	263,794	229,168
Non-controlling interest in partnership investments	20,412	12,034
Total non-controlling interest	284,206	241,202
Total stockholders’ equity	481,849	427,794
Total liabilities and stockholders’ equity	$632,601	$581,858

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except share data)	2012	2011	2010
REVENUES
Investment management fees	$255,823	$266,553	$238,308
Distribution and underwriting fees	67,816	82,539	84,753
Other	3,037	3,229	2,978
Total revenues	326,676	352,321	326,039
EXPENSES
Employee compensation and benefits	82,154	80,160	75,292
Distribution expenses	60,565	68,981	66,493
Amortization of deferred sales commissions	4,462	6,529	9,206
Marketing and sales promotion	19,503	17,107	13,775
General and administrative	40,188	39,195	34,772
Total operating expenses	206,872	211,972	199,538
Operating income	119,804	140,349	126,501
NON-OPERATING INCOME
Net interest expense	(5,632)	(6,361)	(7,422)
Investment and other income	26,837	22,420	29,084
Total non-operating income	21,205	16,059	21,662
Income before income taxes	141,009	156,408	148,163
Income tax provision	12,568	18,497	12,375
Net income	128,441	137,911	135,788
Net income attributable to non-controlling interest in Calamos Investments LLC (Calamos Interests)	(108,813)	(122,501)	(115,788)
Net (income) loss attributable to non-controlling interest in partnership investments	(1,436)	460	(72)
Net income attributable to Calamos Asset Management, Inc.	$18,192	$15,870	$19,928
Earnings per share:
Basic	$0.89	$0.79	$1.00
Diluted	$0.88	$0.77	$0.99

Weighted average shares outstanding:
Basic	20,334,299	20,103,758	19,884,847
Diluted	20,745,922	20,611,909	20,187,992

Cash dividends declared per share	$0.41	$0.38	$0.30

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in thousands)	2012	2011	2010
Net income	$128,441	$137,911	$135,788
Other comprehensive income (loss), before tax (provision) benefit
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses)	19,027	(12,613)	29,869
Reclassification adjustment for realized gains included in net income	(20,512)	(33,937)	(21,289)
Other comprehensive income (loss), before income tax provision (benefit)	(1,485)	(46,550)	8,580
Income tax provision (benefit) related to other comprehensive income (loss)	(122)	(3,740)	860
Other comprehensive income (loss), after income tax provision (benefit)	(1,363)	(42,810)	7,720
Comprehensive income	127,078	95,101	143,508

Comprehensive income attributable to non-controlling interest in Calamos Investments LLC (Calamos Interests)	(107,663)	(86,131)	(122,106)
Comprehensive (income) loss attributable to non-controlling interest in partnership investment	(1,436)	460	(72)
Comprehensive income attributable to Calamos Asset Management, Inc.	$17,979	$9,430	$21,330

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Calamos Asset Management, Inc. Stockholders
(in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest in Calamos Investments LLC (Calamos Interests)	Non-controlling Interest in Partnership Investments	Total

Balance at Dec. 31, 2009	$237	$209,895	$46,035	$4,362	$(95,215)	$212,887	$1,625	$379,826

Net income	—	—	19,928	—	—	115,788	72	135,788
Changes in unrealized gains on available-for-sale securities, net of income taxes	—	—	—	3,880	—	23,378	—	27,258
Reclassification adjustment for realized gains on available-for-sale securities included in income, net of income tax	—	—	—	(2,478)	—	(17,060)	—	(19,538)
Issuance of common stock (273,734 Class A common shares)	2	(2)	—	—	—	—	—	—
Cumulative impact of changes in ownership of Calamos Investments LLC	—	388	(3)	77	—	(1,652)	—	(1,190)
Compensation expense recognized under stock incentive plans	—	1,975	—	—	—	7,141	—	9,116
Dividend equivalent accrued under stock incentive plans	—	—	(104)	—	—	(376)		(480)
Distributions to non-controlling interests	—	—	—	—	—	(121,427)	—	(121,427)
Dividends declared	—	—	(5,961)	—	—	—	—	(5,961)
Balance at Dec. 31, 2010	239	212,256	59,895	5,841	(95,215)	218,679	1,697	403,392

Net income	—	—	15,870	—	—	122,501	(460)	137,911
Changes in unrealized gains on available-for-sale securities, net of income taxes	—	—	—	(1,765)	—	(9,853)	—	(11,618)
Reclassification adjustment for realized gains on available-for-sale securities included in income, net of income tax	—	—	—	(4,675)	—	(26,517)	—	(31,192)
Issuance of common stock (184,440 Class A common shares)	2	(2)	—	—	—	—	—	—
Cumulative impact of changes in ownership of Calamos Investments LLC	—	135	(3)	72	—	(1,247)	—	(1,043)
Compensation expense recognized under stock incentive plans	—	1,713	—	—	—	6,125	—	7,838
Dividend equivalent accrued under stock incentive plans	—	—	(123)	—	—	(439)	—	(562)
Net purchase of Calamos International Growth Fund LP	—	—	—	—	—	—	12,499	12,499
Liquidation of Calamos Market Neutral Opportunities Fund LP	—	—	—	—	—	—	(1,702)	(1,702)
Distribution to non-controlling interests	—	—	—	—	—	(80,081)	—	(80,081)
Dividends declared	—	—	(7,648)	—	—	—	—	(7,648)
Balance at Dec. 31, 2011	241	214,102	67,991	(527)	(95,215)	229,168	12,034	427,794

Net income	—	—	18,192	—	—	108,813	1,436	128,441
Changes in unrealized losses on available-for-sale securities, net of income taxes	—	—	—	2,641	—	14,832	—	17,473
Reclassification adjustment for realized gains on available-for-sale securities included in income, net of income tax	—	—	—	(2,854)	—	(15,982)	—	(18,836)
Issuance of common stock (259,258 Class A common shares)	3	(3)	—	—	—	—	—	—
Cumulative impact of changes in ownership of Calamos Investments LLC	—	417	(5)	3	—	(1,429)	—	(1,014)
Compensation expense recognized under stock incentive plans	—	1,121	—	—	—	3,969	—	5,090
Dividend equivalent accrued under stock incentive plans	—	—	(117)	—	—	(412)	—	(529)
Net purchase of Calamos Arista Strategic Fund LTD	—	—	—	—	—	—	6,942	6,942
Distributions to non-controlling interests	—	—	—	—	—	(75,165)	—	(75,165)
Dividends declared	—	—	(8,347)	—	—	—	—	(8,347)
Balance at Dec. 31, 2012	$244	$215,637	$77,714	$(737)	$(95,215)	$263,794	$20,412	$481,849
See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2012	2011	2010

Cash and cash equivalents at beginning of period	$102,166	$82,870	$145,431
Cash flows provided by operating activities:
Net income	128,441	137,911	135,788
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	4,462	6,529	9,206
Other depreciation and amortization	5,469	5,758	7,778
Loss on write-off of property and equipment	106	27	238
Deferred rent	(148)	(33)	72
Change in unrealized (gains) losses on CFS securities, derivative assets, derivative liabilities and partnership investments, net	(4,675)	6,445	(1,808)
Net realized gains on sale of investment securities, derivative assets, derivative liabilities and partnership investments, net	(15,125)	(24,518)	(22,018)
Change in deferred tax asset valuation allowance	1,900	5,200	—
Deferred taxes, net	8,335	8,736	9,598
Stock based compensation	5,090	7,838	9,116
Employee taxes paid on vesting under stock incentive plans	(916)	(1,038)	(1,128)
(Increase) decrease in assets:
Receivables:
Affiliates and affiliated funds, net	736	828	(2,146)
Customers	165	316	(1,036)
Deferred sales commissions	(1,592)	(3,458)	(5,016)
Other assets	676	1,109	461
Increase (decrease) in liabilities:
Distribution fees payable	(2,923)	(700)	458
Accrued compensation and benefits	272	2,270	5,608
Accrued expenses and other liabilities	(502)	1,073	(404)
Net cash provided by operating activities	129,771	154,293	144,767
Cash flows used in investing activities:
Net additions to property and equipment	(1,816)	(1,982)	(1,972)
Purchases of investment securities	(348,687)	(204,771)	(425,553)
Proceeds from sale of investment securities	345,040	182,270	357,903
Net purchases of derivatives	(13,412)	(9,101)	(9,785)
Net changes in partnership investments	(19,265)	19,197	(454)
Net cash paid for acquisition, net of cash acquired	(3,392)	—	—
Net cash used in investing activities	(41,532)	(14,387)	(79,861)
Cash flows used in financing activities:
Repayment of long-term debt	—	(32,885)	—
(Excess tax liability) deferred tax benefit on vesting under stock incentive plans	(97)	4	(79)
Equity distributions paid to non-controlling interests (Calamos Interests)	(27,692)	(27,334)	(76,418)
Tax distributions paid to non-controlling interests (Calamos Interests)	(47,473)	(52,747)	(45,009)
Cash dividends paid to common stockholders	(8,347)	(7,648)	(5,961)
Net cash used in financing activities	(83,609)	(120,610)	(127,467)
Net increase (decrease) in cash and cash equivalents	4,630	19,296	(62,561)
Cash and cash equivalents at end of period	$106,796	$102,166	$82,870

Supplemental disclosure of cash flow information:
Cash paid for:
Income taxes	$2,334	$3,109	$2,706
Interest	$5,954	$6,864	$7,677

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Organization and Description of Business

Calamos Asset Management, Inc. (“CAM”) is a holding company and as of December 31, 2012 owned 22.1% of Calamos Investments LLC (“Calamos Investments”). CAM, together with Calamos Investments and Calamos Investments’ subsidiaries (the “Company”), operates the investment advisory and distribution services businesses reported within these consolidated financial statements. CAM operates and controls all of the business and affairs of Calamos Investments and, as a result of this control, consolidates the financial results of Calamos Investments with its own financial results. The remaining 77.9% ownership interest in Calamos Investments is held by Calamos Family Partners, Inc. (“CFP”), a Delaware corporation, and John P. Calamos, Sr. the Chairman, Chief Executive Officer and Global Co-Chief Investment Officer of CAM. CFP and John P. Calamos, Sr. (collectively “Calamos Interests”) ownership interest, in accordance with applicable rules, is reflected and referred to within these consolidated financial statements as “non-controlling interests in Calamos Investments LLC”.

The Company primarily provides investment advisory services to individuals and institutional investors through a series of investment products that include open-end and closed-end funds (”funds”), separate accounts, offshore funds and partnerships. The subsidiaries through which the Company provides these services include: Calamos Advisors LLC (“CAL”), a Delaware limited liability company and registered investment advisor; Calamos Financial Services LLC (“CFS”), a Delaware limited liability company and registered broker-dealer; Calamos Wealth Management LLC, a Delaware limited liability company and registered investment advisor; and Calamos Investments LLP (formerly known as Calamos International LLP), a United Kingdom limited liability partnership, registered investment advisor with the Financial Services Authority in the United Kingdom, and a global distributor of the Offshore Funds and Company products.

(2)	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which require the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Management believes the accounting estimates are appropriate and reasonably stated; however, due to the inherent uncertainties in making estimates, actual amounts could differ from these estimates. Investments previously presented as Other investments are being presented as Fixed Income in Note 5, Investment Securities and Note 8, Fair Value Measurements.

Principles of Consolidation

The Company consolidates investments in which the Company’s ownership exceeds 50% or in which the Company operates and controls the business and affairs of the entity. As such, the consolidated financial statements include the financial statements of CAM, Calamos Investments, Calamos Investments’ wholly- and majority-owned subsidiaries, and the Company’s partnerships in which it owns a majority interest or in which it has operating control. The equity method of accounting is used for investments in which the Company has significant influence, but less than 50% ownership. All significant intercompany balances and transactions have been eliminated.

The Calamos Interests’ combined 77.9% and 78.1% interest in Calamos Investments at December 31, 2012 and 2011, respectively, is represented as a non-controlling interest in Calamos Investments LLC in the Company’s consolidated financial statements. Non-controlling interest in Calamos Investments is derived by multiplying the historical equity of Calamos Investments by the Calamos Interests’ aggregate ownership percentage for the periods presented. Issuances and repurchases of CAM’s common stock may result in changes in CAM’s ownership percentage and to the non-controlling interests’ ownership percentage of Calamos Investments with resulting changes reflected in the consolidated statements of changes in stockholders’ equity. Income is allocated based on the average ownership interest during the period in which the income is earned.

CAM owns certain assets to which common stockholders have exclusive economic rights. As of December 31, 2012 and 2011, these assets include cash and cash equivalents of $67.0 million and $56.3 million, net deferred tax assets of $55.3 million and $65.5 million, and net current income taxes receivable of $606,000 and $665,000, respectively, and an intercompany receivable of $20,000 in 2011 that are reported together with Calamos Investments’ consolidated assets in the consolidated statements of financial condition. Additionally, net income before income taxes, of $141.0 million, $156.4 million and $148.2 million for the years ended December 31, 2012, 2011 and 2010, respectively, each included $230,000, $166,000 and $140,000, respectively, of interest income on cash and cash

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

equivalents held solely by CAM. For the year ended December 31, 2011, net income also included $775,000 of professional fees held solely by CAM. These portions of CAM’s income and expense are not affected by non-controlling interests.

CAL is the general partner and controls the operations of Calamos International Growth Fund LP and Calamos Investments, through a wholly owned subsidiary, is indirectly the general partner and controls the operations of Calamos Arista Strategic Fund LP (formerly Black Strategic Fund, LP) a U.S. feeder fund to Calamos Arista Strategic Master Fund LTD (formerly Black Strategic Master Fund Ltd.) a hedge fund in the Cayman Islands. As CAL and Calamos Investments are the general partners and control the operations of the Calamos International Growth Fund LP and Calamos Arista Strategic Fund LP, respectively, and as Calamos Investments has a majority interest in Calamos Arista Strategic Fund LP, the results of these partnerships and the master fund are included into the Company’s consolidated financial results. See Note 7, Partnership Investments, for more discussion regarding these funds.

Calamos Partners LLC, a former subsidiary of Calamos Investments, was the general partner of Calamos Market Neutral Opportunities Fund LP, a private investment partnership that was primarily comprised of highly liquid marketable securities. During the first quarter of 2011, the Calamos Market Neutral Opportunities Fund LP partnership was liquidated. Up to the time the partnership was liquidated the Company and its affiliates owned a majority interest in this partnership and consolidated the financial results of this partnership into its consolidated financial statements.

For the periods the partnerships are consolidated, the assets and liabilities of the partnerships are presented on a net basis within partnership investments, net in the consolidated statements of financial condition. The net income for these partnerships are included in investment and other income in the consolidated statements of operations, and the change in partnership investments is included in the net changes in partnership investments in the consolidated statements of cash flows. The partnerships are presented on a net basis in order to provide more clarity to the financial position and results of the core operations of the Company. The underlying assets and liabilities that are being consolidated are described in Note 7, Partnership Investments. The combined interests of all of the consolidated partnerships, not owned by the Company, are presented as non-controlling interest in partnership investments in the Company’s consolidated financial statements for the periods those partnerships were consolidated.

The Company holds non-controlling interests in certain other partnership investments that are included in partnership investments, net in the consolidated statements of financial condition. These other partnership investments are accounted for under the equity method.

Cash and Cash Equivalents

All highly liquid financial instruments with maturities of three months or less from date of purchase, consisting primarily of investments in insured money market accounts and money market funds, are considered cash equivalents.

Receivables from Customers

Receivables from customers represent balances arising from contractual investment advisory services provided to separate account customers and are recorded on an accrual basis. Provisions for bad debt expense during the years ended December 31, 2012, 2011 and 2010 and allowance for doubtful accounts as of December 31, 2012 and 2011 were not material.

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

Derivative Assets and Liabilities

From time to time the Company enters into derivative contracts to mitigate the negative impact that changes in security prices may have on the investment portfolio. The Company does not measure effectiveness or meet the criteria for hedge accounting and, therefore, records the changes in the fair value of these instruments in investment and other income in the consolidated statements of operations. The Company classifies derivatives as derivative assets and derivative liabilities in the consolidated statements of financial condition.

Goodwill

The Company’s goodwill represents the future economic benefits arising from Calamos Investments’ acquisition of Black Capital, LLC (“Black Capital”) that are not individually identified and separately recognized. Goodwill will be assessed for impairment at least annually, or whenever events or circumstances occur indicating that an impairment has occurred. When assessing goodwill for impairment, the Company will assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of the reporting unit is less than their carrying amounts, the Company will not perform the quantitative two-step impairment test. If the Company determines that it is more likely than not that an impairment has occurred, the Company will perform the required quantitative impairment test and record any calculated impairments to the Company’s consolidated statement of operations. No impairment has been recorded for the year ended December 31, 2012. See Note 3, Acquisition for more discussion related to the acquisition of Black Capital.

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

Internally Developed Software

Certain internal and external development costs incurred in connection with developing or obtaining software for internal use are capitalized. These capitalized costs are included in property and equipment, net in the consolidated statements of financial condition and are amortized using the straight-line method over their estimated useful lives, ranging from three to ten years. On an annual basis, the Company conducts reviews to assess the functionality and remaining useful lives of the capitalized software. Impairments of these assets, if any, are recognized in the consolidated statements of operations in the period in which the impairment occurs. During the year ended December 31, 2012, the Company recorded an impairment for its internally developed software totaling $107,000. There were no impairments during 2011 and 2010.

Restricted Cash

The Company has $430,000 of security deposits that are restricted from the Company’s general corporate use and are being reported in other non-current assets in the consolidated statements of financial condition.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Compensation Plans

The Company has an incentive stock plan that provides for certain employees of the Company to receive stock based compensation in the form of restricted stock units (“RSUs”) and stock options. RSUs are convertible on a one-for-one basis into shares of the Company’s common stock. Stock option awards are based on shares of the Company’s common stock. The Company estimates the fair value of the options as of the grant date using the Black-Scholes option-pricing model. Stock based compensation expense is recognized based on the grant-date fair value of the award. The Company records compensation expense on a straight-line basis over the service period.

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

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Foreign Currency

Foreign currency balances are revalued into U.S. dollars, which is the functional currency of the Company, at prevailing exchange rates on the reporting date. Revenues earned and expenses incurred in foreign currency are revalued at average exchange rates during the reporting period. Gains and losses arising from the revaluation of account balances denominated in foreign currencies are recognized in investment and other income in the consolidated statements of operations.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. During 2012 and 2011, the Company recorded valuation allowances to reduce our deferred income tax assets to an amount that is more likely than not to be realized based on available evidence at the time estimates are made. Determining a valuation allowance requires management to make significant judgments and assumptions. In determining a valuation allowance the Company uses historical and forecasted future realized and unrealized gains and losses on its investment, ongoing tax planning strategies, and forecasts of future taxable income. Each quarter the Company re-evaluates its estimates related to its valuation allowance, including its assumptions about future taxable income. The Company’s capital loss carryforward is used against realized gains on its investment, derivative assets, derivative liabilities and partnership investments, using its tax harvesting strategies. See Note 16, Income Taxes for more discussion related to the deferred tax valuation allowance.

Future interest or penalties related to uncertain income tax positions are recognized in income tax provision when determined. The Company did not record any accrued interest or penalties related to uncertain tax positions through December 31, 2012.

Advertising Costs

Advertising costs are expensed as incurred and are included in marketing and sales promotion expenses in the consolidated statement of operations. For the years ended December 31, 2012, 2011 and 2010, advertising costs were $5.4 million, $4.7 million and $3.3 million, respectively.

Earnings Per Share

Basic earnings per share is computed by dividing net income attributable to CAM by the weighted average number of shares of Class A and Class B common stock outstanding during each year. Shares issued or repurchased during the year are weighted for the portion of the year that they were outstanding. Diluted earnings per share reflects the potential dilution that would occur if RSUs and stock options granted to participants of the Company incentive compensation plan were exercised and if the Calamos Interests exchanged all of their ownership interest in Calamos Investments and their Class B common stock for shares of Class A common stock. Diluted shares which result in anti-dilution are excluded from the diluted earnings per share calculation and are detailed in Note 17, Earnings Per Share.

(3)	Acquisition

On August 31, 2012 Calamos Investments acquired Black Capital, a long/short equity investment firm located in New York City for a total purchase price of $6.8 million. The acquisition expands the Company’s existing capabilities in alternative strategies with an investment team that manages a long/short equity hedge fund. At closing, $3.4 million was paid to the seller with the remaining balance due in two equal installments, payable 18 and 36 months thereafter. There are no performance contingencies associated with the remaining installment payments. This future obligation is reported at fair value in other non-current liabilities.

The excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired resulted in the recognition of $6.4 million of goodwill. Acquisition-related expenses for professional services were expensed as incurred, and recorded in general and administrative expenses. The Company has not presented pro-forma combined results of operations for this acquisition, as the information is immaterial to the Company’s consolidated financial statements. The amount of revenue earned during the year as a result of the acquisition is immaterial.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(4)	Related-Party Transactions

CAL provides investment management and portfolio accounting services to the open-end funds and the closed-end funds. CFS acts as the sole distributor of the U.S. open-end funds. Calamos Investments LLP is the sole global distributor of the Offshore Funds. The Company earns management, distribution and portfolio accounting fees for these services that are accrued and settled monthly. The table below summarizes the total fees earned from affiliates identified above during the years ended December 31, 2012, 2011 and 2010:

(in thousands)	2012	2011	2010

Investment management fees from:
Open-end funds	$158,040	$169,596	$150,963
Closed-end funds	49,842	49,102	45,149
Totals	$207,882	$218,698	$196,112

Distribution fees from open-end funds	$66,604	$80,022	$81,277

Portfolio accounting fees from:
Open-end funds	$2,239	$2,441	$2,232
Closed-end funds	623	613	571
Totals	$2,862	$3,054	$2,803

In September 2012, CAL began providing investment management services to Calamos Arista Strategic Master Fund LTD, a hedge fund in the Cayman Islands. Calamos Arista Strategic Fund LP is a newly consolidated partnership and U.S. feeder fund to Calamos Arista Strategic Master Fund LTD.  In 2012, management fees for those services were $16,000.

Calamos Investments is party to a lease with 1111 Warrenville Road LLC, a subsidiary of Calamos Property Holdings LLC (“CPH”). In January 2011, Calamos Investments and 1111 Warrenville Road LLC amended the lease in order to extend the term for two years with automatic one year renewals and to increase the base rent accordingly. Rent under the lease commenced in August 2005 and will end on December 31, 2013. For the years ended December 31, 2012, 2011 and 2010 annual base rent and operating expense payments were $809,000, $793,000 and $851,000, respectively.

Calamos Investments is party to a 20-year lease with 2020 Calamos Court LLC, a subsidiary of CPH, with respect to the corporate headquarters constructed for the Company’s occupancy. Rent under the lease commenced in April 2005 and will end on May 31, 2025. For the years ended December 31, 2012, 2011 and 2010 annual base rent payments were $3.5 million, $3.4 million and $3.3 million, respectively. Annual base rent payments increase by 3% annually for the remaining term of the lease. Calamos Investments may not terminate the lease unless a casualty, condemnation or temporary government taking affects all or a substantial portion of the leased premises. 2020 Calamos Court LLC may only terminate the lease upon specified events of default, which are subject to applicable grace periods.

Calamos Investments is party to an agreement with Primacy Business Center LLC (“Primacy”), a subsidiary of CFP, where office space at the Company’s corporate headquarters is subleased to Primacy. The lease expires December 31, 2013, but automatically extends annually. For the years ended December 31, 2012, 2011 and 2010, Calamos Investments recognized sublease rental income of $277,000, $226,000 and $558,000, respectively, which is classified as other income and included in investment and other income in the consolidated statements of operations.

Calamos Investments is party to a 20-year lease with 2020 Calamos Court Annex LLC, a subsidiary of CPH, with respect to the cafeteria in the Company’s corporate headquarters. Rent under the lease commenced in December 2005 and will end on May 31, 2025. For the years ended December 31, 2012, 2011 and 2010 annual base rent and operating expense payments were $289,000, $287,000 and $310,000, respectively. Annual base rent payments increase by 3% annually for the remaining term of the lease.

Calamos Investments is party to an agreement with CF Restaurant Enterprises LLC (“CFRE”), a subsidiary of CFP, where CFRE provides food and beverage services to Calamos Investments. Calamos Investments guarantees minimum daily revenues and CFRE agrees that certain quantities and combinations of food and beverage will be available at a predetermined price. For the years ended December 31, 2012, 2011 and 2010, Calamos Investments incurred expenses of $976,000, $969,000 and $823,000, respectively.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Calamos Investments is party to a 7.5 year lease with CityGate Centre I LLC, a subsidiary of CPH, with respect to office space. Rent payments under the lease commenced in May 2008 and will end on April 30, 2015. For the years ended December 31, 2012, 2011 and 2010 annual base rent and operating expense payments were $922,000, $885,000 and $862,000, respectively. Annual base rent payments increase by 2.5% annually. Calamos Investments has been granted two options to extend the term of the lease for five years each, and has a right of first offer to lease additional contiguous space in the building.

Calamos Investments headquarter campus is owned and operated by CFP, CPH and their subsidiaries (collectively, “CityGate Centre”) and is utilized by the Company to promote its business and brand awareness both in the local community and with its visiting strategic clients. CityGate Centre offers amenities such as hotel accommodations, restaurants and event planning services.  For the years ended December 31, 2012, 2011 and 2010, Calamos Investments had expense payments of $632,000, $596,000 and $278,000, respectively, related to these services.

JPC Falcon 1109 LLC (“JPC Falcon”) is an affiliated company controlled by a principal of the Company. CAL is party to a non-exclusive lease agreement with JPC Falcon, dated April 26, 2012, whereby CAL has use of an airplane owned by JPC Falcon. Under the agreement, CAL has use of the airplane for business travel and agrees to pay for the airplane use, along with other related expenses. For the year ended December 31, 2012, expenses related to this agreement were $589,000. There were no expenses related to this agreement in 2011 and 2010. The agreement expires on April 26, 2013.

Dragon Leasing Corporation (“Dragon”) is an affiliated company controlled by a principal of the Company. CFP, CPH and Dragon have each entered into agreements with CAM, whereby the parties provide to each other certain services and resources, including furnishing office space and equipment, providing insurance coverage, overseeing the administration of their businesses and providing personnel to perform certain management and administrative services. These agreements have a term of one year and are renewable annually. The agreements are terminable on 30 days notice by either party. In accordance with the terms of the agreements, the parties have agreed to pay each other an amount equal to the direct out-of-pocket expenses paid or incurred plus an allocation of indirect expenses, such as employee compensation and benefits.

The following table summarizes fees that have been recorded as expense allocations during the twelve months ended and the net receivable balance as of December 31, 2012, 2011 and 2010:

(in thousands)	2012	2011	2010

Expense allocated from the Company to CPH	$606	$594	$746
Expense allocated from the Company to CFP	245	328	369
Expense allocated from the Company to Dragon	18	18	40
Total expenses allocated from the Company to affiliates	869	940	1,155
Expense allocated from CPH and CFP to the Company	196	199	173
Net expense allocated from the Company to affiliates	$673	$741	$982

Net receivable for management services from CPH	$1	$50	$57
Net receivable (payable) for management services from CFP	$4	$(1)	$15
Net receivable for management services from Dragon	$41	$1	$3
Other receivables as a result of Black Capital purchase	$38	$—	$—

As a result of the control exercised by CFP, none of our agreements with CFP and other companies controlled by them are deemed to be negotiated on “arm’s length” terms. However, while not mandated, to date any such agreements since our initial public offering have been approved in accordance with the Conflict of Interests Policy contained in our Second Amended and Restated Certificate of Incorporation.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(5)	Investment Securities

The following table provides a summary of investment securities as of December 31, 2012 and December 31, 2011:

(in thousands)
December 31, 2012	Cost	Unrealized Gains	Unrealized Losses	Fair Value

Available-for-sale securities:
Funds
Equity	$195,553	$2,930	$(5,517)	$192,966
Fixed income	103,404	665	(957)	103,112
Low-volatility equity	43,718	106	(484)	43,340
Other	6,601	44	(362)	6,283
Total Funds	349,276	3,745	(7,320)	345,701
Common stock	131	1	-	132
Total available-for-sale securities	$349,407	$3,746	$(7,320)	$345,833

CFS securities:
Total CFS securities	$3,004	$567	$-	$3,571

Total investment securities				$349,404

(in thousands)
December 31, 2011	Cost	Unrealized Gains	Unrealized Losses	Fair Value

Available-for-sale securities:
Funds
Equity	$179,459	$8,700	$(15,046)	$173,113
Fixed income	88,464	15	(4,580)	83,899
Low-volatility equity	47,581	9,803	(671)	56,713
Other	1,548	27	(336)	1,239
Total available-for-sale securities	$317,052	$18,545	$(20,633)	$314,964

CFS securities:
Funds
Equity	$3,004	$399	$-	$3,403
Common stock	55	74	-	129
Total CFS securities	$3,059	$473	$-	$3,532

Total investment securities				$318,496

As of December 31, 2012 and 2011, investments in funds were $349.3 million and $318.4 million, respectively, of which $295.0 million and $276.1 million, respectively, were invested in affiliated funds.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The aggregate fair value of available-for-sale investment securities that were in an unrealized loss position at December 31, 2012 and 2011 was $123.9 million and $252.2 million, respectively. As of December 31, 2012, the cumulative losses on securities that had been in a continuous loss position for 12 months or longer totaled $5.1 million.

As of December 31, 2012 and 2011, the Company believes that the unrealized losses attributed to its fund investments are only temporary in nature, as these losses are a result of short-term declines in the net asset value of the funds. Further, the Company has the intent and ability to hold these securities for a period of time sufficient to allow for recovery of the market value. The Company also considered current market conditions and the nature of the securities held when determining the recoverability of those securities market value.

The following table provides a summary of changes in investment securities for the years ended December 31, 2012, 2011 and 2010:

(in thousands)	2012	2011	2010

Available-for-sale securities:
Proceeds from sales	$344,911	$182,270	$357,903
Gross realized gains on sales	$28,587	$28,762	$27,959

CFS securities:
Unrealized gains (losses)	$94	$(432)	$855

The table below summarizes the tax (provision) benefit on unrealized gains (losses) and gains (losses) reclassified out of accumulated other comprehensive income (loss) on available-for-sale securities for the years ended December 31, 2012, 2011 and 2010:

	2012			2011			2010
(in thousands)	Before-Tax Amount	Tax (Provision) Benefit	After-Tax Amount	Before-Tax Amount	Tax (Provision) Benefit	After-Tax Amount	Before-Tax Amount	Tax (Provision) Benefit	After-Tax Amount
Available-for-sale securities:
Changes in unrealized gains (losses)	$19,027	$(1,554)	$17,473	$(12,613)	$995	$(11,618)	$29,869	$(2,611)	$27,258
Reclassification adjustment for realized gains included in income	(20,512)	1,676	(18,836)	(33,937)	2,745	(31,192)	(21,289)	1,751	(19,538)
Other comprehensive income (loss)	$(1,485)	$122	$(1,363)	$(46,550)	$3,740	$(42,810)	$8,580	$(860)	$7,720

Reclassification of realized gains out of accumulated other comprehensive income (loss) are reported in non-operating income, in investment income, in the consolidated statement of operations.  See Note 15, Non-Operating Income.

(6)	Derivative Assets and Liabilities

In order to reduce the volatility equity markets have on the fair value of the Company’s corporate investment portfolio and to ensure compliance with its debt covenants, the Company uses exchange traded option contracts as an economic hedge of price changes in its investment securities portfolio. The Company's investment securities, totaling $349.4 million at December 31, 2012, consist primarily of positions in several Calamos equity, fixed income and convertible funds. The equity price risk in the investment portfolio is hedged using exchange-traded option contracts that correlate most closely with the change in value of the portfolio being hedged. The use of these option contracts is part of a hedge overlay strategy to minimize downside risk in the hedged portfolio, while participating in a portion of the upside of a market rally. The Company may adjust its hedge position in response to movement and volatility in prices and changes in the composition of the hedged portfolio, but generally is not actively buying and selling contracts.

The fair value of option contracts is reported in derivative assets and derivative liabilities, respectively, in the consolidated statements of financial condition. Net gains and losses on these contracts are reported in investment and other income in the consolidated statements of operations with net losses of $10.5 million, $10.0 million and $9.9 million for the years ended December 31, 2012, 2011 and 2010, respectively. The Company uses these derivatives for risk management purposes but has not designated the contracts as hedges for accounting purposes.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(7)	Partnership Investments

Presented below are the underlying assets and liabilities of the partnerships that the Company reports on a net consolidated basis, as well as partnership investments that the Company accounts for under the equity method. These investments are presented collectively as partnership investments, net in its consolidated statements of financial condition as of December 31, 2012 and 2011.

(in thousands)	2012	2011

Consolidated partnerships:
Securities owned	$30,910	$11,471
Cash and cash equivalents	12,720	651
Other current assets	743	64
Exchange-traded option contracts	13	-
Securities sold not yet purchased	(5,746)	-
Accrued expenses and other current liabilities	(739)	(127)
Total	37,901	12,059

Equity method investment in partnerships	22,927	20,997

Partnership investments, net	$60,828	$33,056

During 2012, the Company formed a wholly owned limited liability company, which became the general partner of Calamos Arista Strategic Fund LP a U.S. feeder fund that feeds into Calamos Arista Strategic Master Fund Ltd. Calamos Investments invested $18 million of seed capital into Calamos Arista Strategic Fund LP owning a majority interest in the partnership. As the general partner of Calamos Arista Strategic Fund LP, the Company will have certain rights, including rights to any incentive fees that may be earned from the net profits of the master fund. As a result of the Company’s control and majority ownership interest, the Company consolidates this partnership, and as a result the master fund, on a net basis with the underlying assets reflected in Partnership investments.

During 2011, the Company became a general partner of Calamos International Growth Fund LP. Due to the Company’s control of the partnership operations, the Company consolidates this partnership on a net basis with the underlying assets reflected in Partnership investments.

During 2011, the Company liquidated the Market Neutral Opportunities Fund LP for total proceeds of $18.7 million and realized capital gains of $1.5 million, net of non-controlling interests.

The Company holds a non-controlling interest in Calamos Global Opportunities Fund LP and therefore, accounted for this investment using the equity method. This investment is presented as equity method investment in partnerships in the table above. During 2011, the Company sold part of Calamos Global Opportunities Fund LP’s investments for total proceeds of $20.3 million and realized capital gains of $2.7 million. This transaction was executed as a part of the Company’s tax harvesting strategy to utilize tax loss carry-forwards that was implemented during 2010. The proceeds from the sale were reinvested into the partnership.

As of December 31, 2012 and 2011, the Company held non-controlling interests in another partnership and therefore, accounted for this investment using the equity method. This investment is presented as equity method investment in partnerships in the table above.

(8)	Fair Value Measurements

The Company utilizes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows: Level 1 — observable inputs such as quoted prices for identical assets and liabilities in active markets; Level 2 — inputs, other than the quoted prices in active markets, that are observable either directly or indirectly (including quoted prices of similar securities, interest rates, credit risk, fair value adjustments to quoted foreign securities, etc.); and Level 3 — unobservable inputs in which there is little or no market data, and require the reporting entity to develop its own assumptions. For each period presented, the Company did not have any assets or liabilities measured at fair value using Level 3 measurements. Transfers between levels are measured at the end of the reporting period. The Company had no additional transfers between levels during the period.

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

The following tables provide the hierarchy of inputs used to derive the fair value of the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011. Foreign currency contracts are carried in our partnership investments and are presented on a net basis where the right of offset exists, and had no impact for either period presented.

		Fair Value Measurements Using
(in thousands) Description	December 31, 2012	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)

Cash and cash equivalents
Money market funds	$2,700	$2,700	$—

Investment securities (Note 5)
Funds
Equity	196,537	196,537	—
Fixed income	103,112	103,112	—
Low-volatility equity	43,340	43,340	—
Other	7,377	7,377	—
Total Funds	350,366	350,366	—
Common stock	132	132	—
Investment securities	350,498	350,498	—

Derivative assets (Note 6)
Exchange-traded put option contracts	132	132	—

Securities and derivatives owned by partnership (Note 7)
Common stocks	29,742	20,105	9,637
Preferred stocks	1,167	1,167	—
Short term investments	467	—	467
Exchange-traded put option contracts	75	75	—
Forward foreign currency contracts	45	45	—
	31,496	21,392	10,104
Securities sold but not yet purchased by partnership (Note 7)
Common stocks	(5,746)	(5,746)	—
Exchange-traded call option contracts	(62)	(62)	—
Forward foreign currency contracts	(45)	(45)	—
Securities sold but not yet purchased (Note 5)
Common stocks	(1,094)	(1,094)	—
	(6,947)	(6,947)	—

Total	$377,879	$367,775	$10,104

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

		Fair Value Measurements Using
(in thousands) Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)

Cash and cash equivalents
Money market funds	$3,983	$3,983	$—

Investment securities (Note 5)
Funds
Equity	176,516	176,516	—
Fixed income	83,899	83,899	—
Low-volatility equity	56,713	56,713	—
Other	1,239	1,239	—
Total Funds	318,367	318,367	—
Common stock	129	129	—
Investment securities	318,496	318,496	—

Derivative assets (Note 6)
Exchange-traded put option contracts	1,018	1,018	—

Derivative liabilities (Note 6)
Exchange-traded call option contracts	(3,844)	(3,844)

Securities and derivatives owned by partnership (Note 7)
Common Stock	11,471	11,261	210
Fixed Income	626	—	626
	12,097	11,261	836
Securities sold but not yet purchased by partnership (Note 7)			—
Common stocks	(72)	(72)	—
Exchange-traded call option contracts	(31)	(31)	—
	(103)	(103)	—
Total	$331,647	$330,811	$836

The fair value of the Company’s long-term debt, which has a total carrying value of $92.1 million at December 31, 2012 and 2011, was $110.1 million and $109.6 million, respectively. The fair value of the Company’s payment obligation associated with its purchase of Black Capital at December 31, 2012, was $3.2 million, with a carrying value of $3.4 million, and is included in other non-current liabilities in the consolidated statements of financial condition. These fair value estimates are calculated using discounted cash flows based on the Company’s incremental borrowing rates and market inputs for similar bonds for the debt, and the treasury yield curve plus market spread for the payment obligation. The fair value of the debt and payment obligation are based on Level 2 inputs within the fair value hierarchy.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The carrying value of all other financial instruments approximates fair value due to the short maturities of these financial instruments.

(9)	Property and Equipment

As of December 31, 2012 and 2011, property and equipment and related accumulated depreciation were as follows:

(in thousands)	2012	2011

Property and equipment
Furniture, fixtures and equipment	$26,985	$26,871
Leasehold improvements	32,062	31,770
Computer software	17,665	17,057
Total costs	76,712	75,698
Accumulated depreciation and amortization	(57,190)	(52,833)

Property and equipment, net	$19,522	$22,865

Computer software includes both internally developed software and software purchased.

(10)	Loans Payable

The Company may utilize margin loans for the settlement of call options, as well as an additional source of liquidity. The interest rate charged on the margin loans during the year-ended December 31, 2012 was 2.5% per annum, and was based on the Company’s average loan balance and brokerage firm’s lending rate. These loans are due on demand. The Company can borrow up to 70% of its marginable securities on deposit with its brokerage firm. The Company had no margin loan balances outstanding at December 31, 2012 and 2011.

(11)	Long-term Debt

In April 2004, Calamos Investments issued $150 million aggregate principal amount of 5.24% senior unsecured notes due April 29, 2011 to various note purchasers in a private placement. In July 2007, Calamos Investments completed a private debt offering of $375 million aggregate principal senior unsecured notes, with three series consisting of $197 million of 6.33% notes due July 15, 2014, $85 million of 6.52% notes due July 15, 2017 and $93 million of 6.67% notes due July 15, 2019. In December 2008, the Company prepaid $400 million of its outstanding long-term debt and re-negotiated its debt covenants. In April 2011, the outstanding balance of the $150 million senior unsecured notes, totaling $32.9 million, became due and was paid. As of December 31, 2012 and 2011, the outstanding balances of the notes totaled $92.1 million.

 The table below summarizes the long-term debt balance at December 31, 2012 and 2011:

(in thousands)	2012	2011

Senior unsecured notes

6.33% notes due July 15, 2014	$46,160	$46,160
6.52% notes due July 15, 2017	22,100	22,100
6.67% notes due July 15, 2019	23,855	23,855

Total senior unsecured notes	92,115	92,115
Less current portion of long-term debt	—	—

Total long-term debt	$92,115	$92,115

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below summarizes the aggregate contractual annual maturities for long-term debt balance at December 31, 2012:

(in thousands)	Contractual Maturities

2013	$—
2014	46,160
2015	—
2016	—
2017	22,100
Thereafter	23,855

Total long-term debt	$92,115

Under the amended note purchase agreements governing the terms of these notes, Calamos Investments must maintain certain consolidated net worth in addition to leverage, investment and interest coverage ratios. The amended note purchase agreements also contain other covenants that, among other things, restrict the ability of Calamos Investments’ subsidiaries to incur debt and restrict the ability of Calamos Investments or its subsidiaries to create liens and to merge or consolidate, or sell or convey all or substantially all of Calamos Investments’ assets and places certain limitations on distributions and redemptions of equity interests. As of December 31, 2012 and 2011, the Company was in compliance with all covenants.

The weighted average interest rate on the notes is 6.46% over the remaining life of the notes.

(12)	Common Stock

All shares of Class A Common Stock and Class B Common Stock are identical and entitle the holders to the same rights and privileges, including dividend rights and liquidity rights, unless otherwise required by law. However, the holders of Class B Common Stock possess super-voting rights which represents a 97.5% voting interest in the Company.

(13)	Profit Sharing Plan

The Company contributes to a defined contribution profit sharing plan (the PSP Plan) covering substantially all employees. Contributions to the PSP Plan are at the discretion of the Company and include discretionary profit sharing and matching components. For the years ended December 31, 2012, 2011 and 2010, the Company recorded expense for the contributions to the PSP Plan in the amounts of $4.3 million, $3.5 million and $3.8 million, respectively. This expense is included in employee compensation and benefits on the consolidated statements of operations.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(14)	Stock Based Compensation

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

RSUs entitle each recipient to receive a share of Class A common stock and a dividend equivalent to the actual dividends declared on CAM’s Class A common stock. RSUs are granted with no strike price and, therefore, the Company receives no proceeds when the RSUs vest. These awards, including accrued dividends, vest at the end of the restriction period, generally not to exceed six years after the grant date, and are expensed on a straight-line basis over this period. For the years ended December 31, 2012, 2011 and 2010, 1,484,723 RSUs, 538,297 RSUs and 529,161 RSUs with an estimated fair value of $15.9 million, $7.1 million and $6.7 million, respectively, were awarded to employees of the Company in accordance with the provisions of the plan. A summary of the RSU activity follows:

	Number Of Shares	Weighted Average Fair Value of RSUs Granted

Outstanding at December 31, 2009	1,519,661	$16.67
Granted	529,161	12.69
Forfeited	(52,370)	14.48
Exercised upon vesting	(367,532)	15.94
Outstanding at December 31, 2010	1,628,920	15.61
Granted	538,297	13.21
Forfeited	(102,851)	13.06
Exercised upon vesting	(245,629)	17.81
Outstanding at December 31, 2011	1,818,737	14.75
Granted	1,484,723	10.70
Forfeited	(359,129)	13.78
Exercised upon vesting	(332,225)	20.11
Outstanding at December 31, 2012	2,612,106	12.26

Converted during the year ended December 31:
2010	273,734	$15.94
2011	184,440	17.04
2012	259,258	12.34

As of December 31, 2012, the Company had 2,612,106 RSUs outstanding with a weighted average remaining contractual life of 3.6 years and an aggregate intrinsic value of $27.6 million. The weighted average fair value of RSUs at the date of grant for the years ended December 31, 2012, 2011 and 2010 were $10.70, $13.21 and $12.69 per share, respectively. The aggregate intrinsic value and the fair value of RSUs that vested and were exercised during 2012, 2011 and 2010 was $4.1 million, $4.2 million and $4.4 million, respectively.

For the years ended December 31, 2012, 2011 and 2010, 332,225 RSUs, 245,629 RSUs and 367,532 RSUs, respectively, were exercised and, after 72,967 RSUs, 61,189 RSUs and 93,798 RSUs, respectively, were withheld for taxes, 259,258 RSUs, 184,440 RSUs and 273,734 RSUs, respectively, were converted, on a one-for-one basis, for shares of CAM’s Class A common stock. The total intrinsic value and the fair value of the converted shares were $3.2 million, $3.1 million and $3.3 million, respectively. The total tax benefit realized in connection with the exercise of the RSUs during 2012, 2011 and 2010 were $367,000, $356,000 and $389,000, respectively, as the Company receives tax benefits equal to the fair value of CAM’s common stock on the exercise date, less the amount attributable to the non-controlling interest.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock options entitle each recipient to purchase a share of Class A common stock in exchange for the stated exercise price upon vesting of each award. Under the plan, the exercise price of each option, which has a 10-year life, equals the market price of the Company’s stock on the date of grant. No awards were granted during the years ended December 31, 2012, 2011 and 2010.

Summarized information on the Company’s outstanding stock options at December 31, 2012 was as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Average Remaining Contractual Life	Weighted Average Option Price	Number of Shares	Weighted Average Option Price

$17.80	173,691	3.9	$17.80	128,396	$17.80
$18.00 - $29.11	1,759,124	3.6	$22.10	1,263,105	$22.44
$35.43	262,599	3.1	$35.43	262,599	$35.43
	2,195,414	3.6	$23.36	1,654,100	$24.14

The outstanding options do not have an intrinsic value as the exercise price exceeded the market value.

A summary of the stock option activity was as follows:

	Number Of Shares	Weighted Average Exercise Price

Outstanding at December 31, 2009	2,470,281	$23.08
Granted	—	—
Forfeited	(58,415)	19.43
Exercised	—	—
Outstanding at December 31, 2010	2,411,866	23.17
Granted	—	—
Forfeited	(66,803)	19.43
Exercised	—	—
Outstanding at December 31, 2011	2,345,063	23.28
Granted	—	—
Forfeited	(149,649)	22.14
Exercised	—	—
Outstanding at December 31, 2012	2,195,414	24.14

Exercisable at December 31:
2010	779,191	$22.24
2011	1,125,627	24.15
2012	1,654,100	24.14

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the years ended December 31, 2012, 2011 and 2010 compensation expense recorded in connection with the RSUs and stock options was $5.1 million, $7.8 million and $9.1 million, respectively, of which $1.1 million, $1.7 million and $2.0 million, respectively, was credited as additional paid-in capital. For the years ended December 31, 2012, 2011 and 2010 the amount of deferred tax asset created was $415,000, $634,000 and $731,000, respectively. As of December 31, 2012, $20.3 million of total unrecognized compensation expense related to unvested stock option and RSU awards is expected to be recognized over a weighted-average service period of 3.5 years.

(15)	Non-Operating Income

Non-operating income was comprised of the following components for the years ended December 31, 2012, 2011 and 2010:

(in thousands)	2012	2011	2010

Interest income	$385	$289	$379
Interest expense	(6,017)	(6,650)	(7,801)
Net interest expense	(5,632)	(6,361)	(7,422)

Investment income	21,244	17,617	24,296
Dividend income	5,386	4,605	4,390
Miscellaneous other income	207	198	398
Investment and other income	26,837	22,420	29,084

Non-operating income	$21,205	$16,059	$21,662

(16)	Income Taxes

The income tax provision for the years ended December 31, 2012, 2011 and 2010 consists of the following:

(in thousands)	2012	2011	2010

Current:
Federal	$2,298	$3,527	$1,946
State:
CAM portion	185	458	314
Calamos Interests portion	(148)	570	517
Total current income taxes	2,335	4,555	2,777

Deferred:
Federal	9,358	12,713	8,861
State	875	1,229	737
Total deferred income taxes	10,233	13,942	9,598

Total income tax provision	$12,568	$18,497	$12,375

Calamos Investments is subject to certain income-based state taxes; therefore, income tax provision reflects not only the portion attributed to CAM stockholders but also a portion of income tax provision attributable to non-controlling interests.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company files income tax returns in federal, state and foreign tax jurisdictions. The Company is subject to U.S. federal, state and local examinations by tax authorities for years 2004 – 2006 and 2009 – 2012. The Internal Revenue Service (“IRS”) completed its examination of the Company’s U.S. income tax returns for years 2004, 2005 and 2006 in the third quarter of 2008. The IRS proposed adjustments that increased Calamos Investments’ taxable income by $1.3 million (plus additional amounts asserted by the IRS as interest and penalties), approximately 23% of which were attributed to CAM. The proposed IRS adjustments attributable to CAM were agreed upon and recorded as a current tax expense in 2009. Calamos Investments’ proposed penalties are currently under appeal.

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

The IRS completed its examination of the Company’s U.S. income tax returns for 2009 and 2010 in the second quarter of 2012. The IRS proposed no adjustments.

The following table reconciles the statutory federal income tax rate to the effective income tax rate for the years ended December 31, 2012, 2011 and 2010, respectively.

	2012	2011	2010

Statutory U.S. federal income tax rate	35.0%	35.0%	34.0%
State income taxes, net of federal tax benefits	2.0%	2.0%	1.9%
Other non-deductible items	0.4%	0.3%	0.3%
Calamos Investments’ state income taxes	(0.6%)	2.1%	2.0%
Impact of deferred tax assets valuation allowance	6.1%	15.3%	—
Impact of re-measuring certain deferred tax assets	(2.3%)	—	—
Impact on net deferred tax assets from change in statutory income tax rate	—	—	0.8%

Effective income tax rate	40.6%	54.7%	39.0%
Calamos Interests state income taxes	0.5%	(1.7%)	(1.7%)
CAM effective income tax rate	41.1%	53.0%	37.3%

Deferred income taxes reflect the expected future tax consequences of temporary differences between carrying amounts and tax bases of the Company’s assets and liabilities. The significant components of deferred income taxes at December 31, 2012 and 2011 are as follows:

(in thousands)	2012	2011

Deferred tax assets:
Intangible assets	$50,288	$58,202
Capital loss carryforward	10,386	10,229
Valuation allowance	(7,100)	(5,200)
Unrealized net holding losses on investments of available-for-sale securities	292	169
Other	2,888	3,340
Total deferred tax assets	56,754	66,740

Deferred tax liabilities:
Deferred sales commission	218	459
Other	1,228	763
Total deferred tax liabilities	1,446	1,222

Net deferred tax assets	$55,308	$65,518

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Deferred tax assets and liabilities are reflected on the Company’s consolidated statements of financial condition as net deferred tax assets. The current and non-current portions of the net deferred tax asset were $7.1 million and $48.2 million, respectively, at December 31, 2012 and $8.8 million and $56.7 million, respectively, at December 31, 2011.

As of December 31, 2012, the Company’s net deferred income tax asset attributable to intangible assets was $50.3 million, which is being amortized and creating a tax benefit of $7.9 million per year over 15 years expiring during 2019. This deferred income tax asset was created as a result of the Company purchasing 20,000,000 membership units from CFP in 2004, whereby the Company made an election under Section 754 of the Internal Revenue Code to mark-to-market all qualified assets that it purchased, of which 17,000,000 qualified for the stepped-up in basis. Most of the assets receiving the stepped-up basis for tax purposes are in the form of intangible assets, such as management contracts, distribution contracts and intellectual property.

As of December 31, 2012, the Company’s total capital loss carryforward was $28.1 million, of which $21.8 million will expire in 2013, $5.8 million will expire in 2014, and $435,000 will expire in 2017, if not used before the expiration dates. As of December 31, 2012 and 2011, the Company’s valuation allowance on this deferred tax asset was $7.1 million and $5.2 million, respectively.

As a result of Calamos Investments purchasing Black Capital in August 2012, the Company is amortizing goodwill in the amount of $6.4 million over 15 years, creating a deferred income tax liability.

For the year ended December 31, 2012, the Company re-measured its deferred tax asset related to equity compensation and recorded an income tax benefit of $561,000.

As of December 31, 2012 and 2011, the Company had no material unrecognized tax benefits and it does not anticipate any unrecognized tax benefits arising in the next 12 months that would result in a material change to its financial position. A reconciliation is not provided, as the beginning and ending amounts of unrecognized benefits are zero with no interim additions, reductions or settlements.

(17)	Earnings Per Share

The following table reflects the calculation of basic and diluted earnings per share:

(in thousands, except per share amounts)	2012	2011	2010

Earnings per share – basic:
Earnings available to common shareholders	$18,192	$15,870	$19,928
Weighted average shares outstanding	20,334	20,104	19,885
Earnings per share – basic	$0.89	$0.79	$1.00

Earnings per share – diluted:
Earnings available to common shareholders	$18,192	$15,870	$19,928

Weighted average shares outstanding	20,334	20,104	19,885
Dilutive impact of restricted stock units	412	508	303
Weighted average shares outstanding	20,746	20,612	20,188
Earnings per share – diluted	$0.88	$0.77	$0.99

When dilutive, diluted shares outstanding for 2012, 2011 and 2010 are calculated (a) assuming that Calamos Interests exchanged all of their ownership interest in Calamos Investments and their CAM Class B common stock for shares of CAM’s Class A common stock (the Exchange) and (b) including the effect of outstanding dilutive equity incentive compensation awards. As of December 31, 2012, 2011 and 2010, the impact of the Exchange was anti-dilutive and, therefore, excluded from the calculation of diluted earnings per share.

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

The shares issued upon Exchange as presented are estimated solely on the formula as described in the Schedule 14C that does not necessarily reflect all inputs used in a fair valuation. It is critical to note that this formula does not incorporate certain economic factors and as such, in the event of an actual Exchange, the majority of the Company’s independent directors may determine the fair market value of CAM’s net assets and its ownership in Calamos Investments. For example, premiums and/or discounts for control and marketability as well as a different discount rate for future cash flows may be applied. Therefore, the directors’ valuation may result in the actual number of shares being materially different from the shares presented. Further, based upon currently available information, the Company believes it is unlikely that any Exchange would transpire without a fair market valuation of CAM’s net assets and possibly an agreement by Calamos Interests to Exchange, based upon that fair market valuation.

The following table shows the number of shares which were excluded from the computation of diluted earnings per share as they were anti-dilutive:

	2012	2011	2010
Exchange of Calamos Interests’ ownership in Calamos Investments for shares of Class A common stock	36,735,145	43,360,855	47,527,952
Restricted stock units	-	-	49,418
Stock options	2,195,414	2,345,063	2,411,866
Total	38,930,559	45,705,918	49,989,236

The maximum number of shares of Class A common stock that could be issued to the Calamos Interests upon exchange is 71,931,434 at December 31, 2012.

(18)	Commitments and Contingencies

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

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company leases office space and computer equipment under long-term operating leases expiring at various dates through fiscal year 2025. For years ended December 31, 2012, 2011 and 2010 lease expenses were $5.2 million, $5.0 million and $4.9 million, respectively. As of December 31, 2012, the Company’s aggregate future minimum payments for operating leases having initial or non-cancelable terms greater than one year were payable as follows:

(in thousands)	Minimum Payments

Year ended December 31:
2013	$5,596
2014	5,068
2015	4,722
2016	4,615
2017	4,769
Thereafter	37,824
Total minimum lease payments	$62,594

(19)	Regulatory and Net Capital Requirements

As a broker-dealer, CFS is subject to the Securities and Exchange Commission’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, and requires that the ratio of aggregate indebtedness to net capital (net capital ratio), as defined, shall not exceed 15 to 1. As of December 31, 2012 and 2011, the net capital, the excess of the required net capital and the net capital ratio were as follows:

(Dollars in thousands)	2012	2011

Net capital	$3,433	$6,512
Excess of required net capital	$2,489	$5,447
Net capital ratio	4.12 : 1.0	2.45 : 1.0

(20)	Concentration Risk

For the years ended December 31, 2012, 2011 and 2010, the percentage of revenues derived from services provided to two Company-sponsored open-end funds, the Calamos Growth Fund and the Calamos Growth and Income Fund, were as follows:

	2012	2011	2010

Calamos Growth Fund	26%	29%	31%
Calamos Growth and Income Fund	15%	14%	14%

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(21)	Quarterly Financial Information (Unaudited)

	As of or for the Quarter Ended
	2012				2011
	Dec. 31	Sept. 30	June 30	March 31	Dec. 31	Sept. 30	June 30	March 31
(in millions)
Total Assets*	$30,580	$34,293	$33,384	$36,217	$32,777	$31,777	$37,352	$37,961

in thousands, except share data)
Total revenue	$76,877	$81,847	$82,676	$85,276	$82,366	$86,483	$92,924	$90,548
Total operating expenses	48,796	50,114	53,739	54,223	51,411	53,752	53,576	53,233
Operating income	$28,081	$31,733	$28,937	$31,053	$30,955	$32,731	$39,348	$37,315

Net income attributable to CAM	$4,606	$4,733	$1,814	$7,039	$(64)	$4,609	$6,693	$4,632

Diluted earnings per share	$0.22	$0.23	$0.09	$0.34	$0.00	$0.22	$0.32	$0.23
Diluted shares outstanding	20,792,516	20,802,592	20,802,688	20,650,379	20,709,703	20,636,776	20,614,941	20,478,456
*“Total Assets” includes assets under management and assets in which the Company provides model portfolio design and oversight. “Total Assets” should not be confused with the Company’s total assets in the consolidated statements of financial condition.

(22)	Recently Issued Accounting Pronouncements

We have reviewed all newly issued accounting pronouncements that are applicable to our business and to the preparation of our consolidated financial statements, including those not yet required to be adopted. We do not believe any such pronouncements will have a material effect on the Company’s financial position or results of operations. Accounting guidance that have become effective during 2012 or have not yet become effective with respect to our consolidated financial statements are described below:

In February 2013, the Financial Accounting Standards Board (“FASB”) issued new guidance that requires an entity to provide additional information about reclassifications out of accumulated other comprehensive income. The amendments in this update supersede and replace the presentation requirements for reclassifications out of accumulated other comprehensive income in previously amended updates. This guidance is effective prospectively for annual and interim periods beginning on or after December 15, 2012. The Company’s effective date is January 1, 2013. The Company has chosen to early adopt this guidance, which required the Company to disclose the impact of realized gains on net income that were previously reported in accumulated other comprehensive income and were reclassified out. As this pronouncement is disclosure related, the adoption of this guidance had no impact on the Company’s financial position or results of operations.

In December 2011, the FASB issued new guidance that requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This guidance is effective for annual and interim periods beginning on or after January 1, 2013. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company’s effective date is January 1, 2013. As this pronouncement is disclosure related, the adoption of this guidance will not have a material impact on the Company’s financial position or results of operations.

In September 2011, the FASB issued new guidance allowing an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. This guidance is effective and will be adopted by the Company when assessing impairment.

 CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

In May 2011, the FASB issued new guidance to clarify the application of existing fair value measurement requirements and to change particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. This guidance is effective and was adopted by the Company during the first quarter of this year. The adoption of this guidance has resulted in the Company reporting the level in the fair value hierarchy and the observable inputs required for the calculation of the fair value of the Company’s long-term debt and payment obligation.

 (23)           Subsequent Events

During January 2013, the Company’s board of directors approved a Class A common stock repurchase program. This program would allow Calamos Investments, to repurchase up to 3 million shares of CAM’s common stock over the next two years. The program was implemented primarily to manage the dilution from share issuances under the Company’s incentive compensation plan. See Note 14, Stock Based Compensation for more information on the Company’s stock based compensation plan.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) (“the Exchange Act”). Based upon that evaluation, the chief executive officer and chief accounting officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

No significant changes were made in our internal control over financial reporting during the Company’s fourth quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting and McGladrey LLP’s Report of Independent Registered Public Accounting Firm are included in Item 8 of Part II, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

Our 2013 Annual Meeting of Stockholders will be held on or about June 5, 2013 at our main offices, 2020 Calamos Court, Naperville, Illinois 60563.  The deadlines for director nominations and for stockholder proposals, whether or not for inclusion in our proxy statement submitted pursuant to Rule 14a-8 under the Exchange Act, remain unchanged.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Management	Directors

John P. Calamos, Sr. Chairman, Chief Executive Officer and Global Co-Chief Investment Officer	John P. Calamos, Sr. Chairman, Chief Executive Officer and Global Co-Chief Investment Officer

Gary D. Black Executive Vice President, Global Co-Chief Investment Officer, and Chief Investment Officer of Alternative Investments	Gary D. Black Executive Vice President, Global Co-Chief Investment Officer, and Chief Investment Officer of Alternative Investments

James J. Boyne President and Chief Operating Officer	Nick P. Calamos Senior Advisor

Nimish S. Bhatt Senior Vice President and Chief Financial Officer	G. Bradford Bulkley Founder Bulkley Capital, L.P.

Thomas F. Eggers Former Chief Executive Officer The Dryfus Corporation

Richard W. Gilbert Director Principal Mutual Funds

Keith M. Schappert Business Consultant Former President and Chief Executive Officer Federated Investment Advisory Companies JP Morgan Investment Management

William N. Shiebler Former Chief Executive Officer Deutsche Asset Management

Additional information regarding the Directors and Executive Officers of the Company and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference from our definitive proxy statement for our 2013 Annual Meeting of Stockholders (the “Proxy Statement”).

The Company has adopted a Code of Business Conduct and Ethics (the Code of Conduct) that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company posts its periodic filings as well as other important communications and documents on the Investor Relations section of our website at www.calamos.com/Investors. We encourage shareholders and investors to visit our website and review such filings, communications and documents. The Code of Conduct is posted on our website and is also available in print free of charge to any shareholder who requests a copy. Interested parties may address a written request for a printed copy of the Code of Conduct to: Secretary, Calamos Asset Management, Inc., 2020 Calamos Court, Naperville, IL 60563. We intend to satisfy the disclosure requirement regarding any amendment to, or a waiver of, a provision of the Code of Conduct by posting such information on our website.

ITEM 11. EXECUTIVE COMPENSATION

Information required for this Item is incorporated herein by reference to the registrant’s proxy statement for its annual meeting of stockholders on or about June 5, 2013.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required for this Item is incorporated herein by reference to the registrant’s proxy statement for its annual meeting of stockholders on or about June 5, 2013.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required for this Item is incorporated herein by reference to the registrant’s proxy statement for its annual meeting of stockholders on or about June 5, 2013.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required for this Item is incorporated herein by reference to the registrant’s proxy statement for its annual meeting of stockholders on or about June 5, 2013.

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

4.3
Note Purchase Agreement, dated as of July 13, 2007, by and among Calamos Investments LLC and various institutional investors (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2007).

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

10.4
Amendment Number 2 to Employment Agreement between the Registrant and Nick P. Calamos (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2012).

10.5
Employment Agreement between Calamos Advisors LLC and Gary D. Black (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2012).

10.6
Omnibus Amendment Relating to Code Section 409A (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2009).

10.7	Termination Agreement dated February 26, 2013 between Calamos Advisors LLC and Randall T. Zipfell

10.8
Calamos Asset Management, Inc. Incentive Compensation Plan, as amended effective May 22, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 27, 2009).

10.9	Form of Equity Award Statement (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2009).

10.10
Form of Non-Employee Equity Award Statement (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2009).

10.11
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

10.14
Management Services and Resources Agreement by and among the Registrant, Calamos Family Partners, Inc. and Calamos Property Holdings LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2007).

10.15
Lease Agreement between 2020 Calamos Court LLC and Calamos Investments LLC (incorporated by reference to Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 2005).

10.16
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2013.

CALAMOS ASSET MANAGEMENT, INC.

By:/s/ Nimish S. Bhatt

Name: Nimish S. Bhatt

Title: Senior Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John P. Calamos, Sr. John P. Calamos, Sr.	Chairman of the Board, Chief Executive Officer and Global Co-Chief Investment Officer (Principal Executive Officer)	March 14, 2013

/s/Nimish S. Bhatt Nimish S. Bhatt	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 14, 2013

/s/Gary D. Black Gary D. Black	Executive Vice President, Global Co-Chief Investment Officer and Chief Investment Officer of Alternative Investments	March 14, 2013

/s/ Nick P. Calamos Nick P. Calamos	Senior Advisor, Director	March 14, 2013

/s/ G. Bradford Bulkley G. Bradford Bulkley	Director	March 14, 2013

/s/ Thomas F. Eggers Thomas F. Eggers	Director	March 14, 2013

/s/ Richard W. Gilbert Richard W. Gilbert	Director	March 14, 2013

/s/ Keith M. Schappert Keith M. Schappert	Director	March 14, 2013

/s/ William N. Shiebler William N. Shiebler	Director	March 14, 2013