Form 10-Q
period 2013-03-31
Calamos Asset Management, Inc. /DE/
filed 2013-05-08
CIK 1299033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-Q
________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2013

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

At April 30, 2013, the company had 20,473,265 shares of Class A common stock and 100 shares of Class B common stock outstanding.

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements	3 – 19
Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations	20 – 31
Item 3. Quantitative and Qualitative Disclosures About Market Risk	32
Item 4. Controls and Procedures	32
PART II — OTHER INFORMATION
Item 1. Legal Proceedings	33
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 6. Exhibits	34
SIGNATURES	35

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share data)

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$105,389	$106,796
Receivables:
Affiliates and affiliated funds	17,117	17,756
Customers	8,356	9,870
Investment securities	358,408	349,404
Derivative assets	275	132
Partnership investments, net	42,806	60,828
Prepaid expenses	2,664	2,240
Deferred tax assets, net	7,537	7,110
Other current assets	2,154	804
Total current assets	544,706	554,940
Non-current assets:
Deferred tax assets, net	45,295	48,198
Goodwill	6,380	6,380
Property and equipment, net of accumulated depreciation and amortization ($58,372 at March 31, 2013 and $57,190 at December 31, 2012)	18,579	19,522
Other non-current assets	3,241	3,561
Total non-current assets	73,495	77,661
Total assets	$618,201	$632,601
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current liabilities:
Distribution fees payable	$11,209	$12,937
Accrued compensation and benefits	8,560	23,953
Interest payable	1,240	2,729
Accrued expenses and other current liabilities	8,262	5,288
Total current liabilities	29,271	44,907
Non-current liabilities:
Long-term debt	92,115	92,115
Deferred rent	9,225	9,275
Other non-current liabilities	2,776	4,455
Total non-current liabilities	104,116	105,845
Total liabilities	133,387	150,752
STOCKHOLDERS’ EQUITY
Class A common stock, $0.01 par value; authorized 600,000,000 shares; 24,473,265 shares issued and 20,160,796 shares outstanding at March 31, 2013; 24,386,015 shares issued and 20,386,015 shares outstanding at December 31, 2012	245	244
Class B common stock, $0.01 par value; authorized 1,000 shares; 100 shares issued and outstanding at March 31, 2013 and December 31, 2012	0	0
Additional paid-in capital	216,142	215,637
Retained earnings	78,332	77,714
Accumulated other comprehensive income (loss)	145	(737)
Treasury stock; 4,312,469 shares at March 31, 2013 and 4,000,000 at December 31, 2012	(95,961)	(95,215)
Calamos Asset Management, Inc. stockholders’ equity	198,903	197,643
Non-controlling interest in Calamos Investments LLC (Calamos Interests)	264,989	263,794
Non-controlling interest in partnership investments	20,922	20,412
Total non-controlling interest	285,911	284,206
Total stockholders’ equity	484,814	481,849
Total liabilities and stockholders’ equity	$618,201	$632,601

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2013 and 2012
(in thousands, except share data)
(unaudited)

	2013	2012
REVENUES
Investment management fees	$55,942	$65,987
Distribution and underwriting fees	14,328	18,506
Other	683	783
Total revenues	70,953	85,276
EXPENSES
Employee compensation and benefits	22,565	22,203
Distribution expenses	13,931	17,481
Marketing and sales promotion	3,389	4,426
General and administrative	8,953	10,113
Total operating expenses	48,838	54,223
Operating income	22,115	31,053
NON-OPERATING INCOME
Net interest expense	(1,419)	(1,416)
Investment and other income	3,219	23,070
Total non-operating income	1,800	21,654
Income before income tax provision	23,915	52,707
Income tax provision	1,976	4,284
Net income	21,939	48,423
Net income attributable to non-controlling interest in Calamos Investments LLC (Calamos Interests)	(17,997)	(39,778)
Net income attributable to non-controlling interest in partnership investments	(708)	(1,606)
Net income attributable to Calamos Asset Management, Inc.	$3,234	$7,039

Earnings per share:
Basic	$0.16	$0.35
Diluted	$0.16	$0.34

Weighted average shares outstanding:
Basic	20,301,373	20,233,205
Diluted	20,836,996	20,650,379

Cash dividends per share	$0.125	$0.095

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three Months Ended March 31, 2013 and 2012
(in thousands)
(unaudited)

	2013	2012
Net income	$21,939	$48,423
Other comprehensive income, before income tax provision
Unrealized gains on available-for-sale securities:
Changes in unrealized gains	7,750	23,387
Reclassification adjustment for gains included in net income	(1,423)	(20,574)
Other comprehensive income, before income tax provision	6,327	2,813
Income tax provision related to other comprehensive income	517	228
Other comprehensive income, after income tax provision	5,810	2,585
Comprehensive income	27,749	51,008

Comprehensive income attributable to non-controlling interest in Calamos Investments LLC (Calamos Interests)	(22,927)	(41,985)
Comprehensive income attributable to non-controlling interest in partnership investments	(708)	(1,606)
Comprehensive income attributable to Calamos Asset Management, Inc.	$4,114	$7,417

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2013
(in thousands, except share data)
(unaudited)

	CALAMOS ASSET MANAGEMENT, INC. STOCKHOLDERS’ EQUITY					Non- controlling interest in Calamos	Non-
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Investments LLC (Calamos Interests)	controlling interest in partnership investments	Total
Balance at December 31, 2012	$244	$215,637	$77,714	$(737)	$(95,215)	$263,794	$20,412	$481,849
Net income	—	—	3,234	—	—	17,997	708	21,939
Changes in unrealized losses on available-for-sale securities, net of income taxes	—	—	—	1,078	—	6,038	—	7,116
Reclassification adjustment for gains on available-for-sale securities included in income, net of income taxes	—	—	—	(198)	—	(1,108)	—	(1,306)
Issuance of common stock (87,250 Class A common shares)	1	(1)	—	—	—	—	—	—
Repurchase of common stock by Calamos Investments (312,469 Class A common shares)	—	—	—	—	(746)	(2,622)	—	(3,368)
Cumulative impact of changes in ownership of Calamos Investments LLC	—	176	(3)	2	—	(425)	—	(250)
Distribution to non-controlling interest in partnership investments	—	—	—	—	—	—	(198)	(198)
Compensation expense recognized under stock incentive plans	—	330	—	—	—	1,160	—	1,490
Dividend equivalent accrued under stock incentive plans	—	—	(54)	—	—	(193)	—	(247)
Distributions paid to non-controlling interests in Calamos Investments LLC (Calamos Interests)	—	—	—	—	—	(19,652)	—	(19,652)
Dividends declared	—	—	(2,559)	—	—	—	—	(2,559)
Balance at March 31, 2013	$245	$216,142	$78,332	$145	$(95,961)	$264,989	$20,922	$484,814

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2013 and 2012
(in thousands)
(unaudited)

	2013	2012
Cash and cash equivalents at beginning of period	$106,796	$102,166
Cash flows provided by operating activities:
Net income	21,939	48,423
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	714	1,409
Other depreciation and amortization	1,198	1,435
Deferred rent	(50)	(23)
Change in unrealized (gains) losses on CFS securities, derivative assets, derivative liabilities and partnership investments, net	63	(3,059)
Net realized gain on sale of investment securities, derivative assets, derivative liabilities and partnership investments, net	(1,640)	(17,502)
Deferred taxes	1,866	2,990
Stock based compensation	1,490	2,162
Employee taxes paid on vesting under stock incentive plans	(157)	(862)
(Increase) decrease in assets:
Receivables:
Affiliates and affiliated funds, net	639	(2,094)
Customers	1,514	(1,213)
Other assets	(2,184)	(1,907)
Decrease in liabilities:
Distribution fees payable	(1,728)	(24)
Accrued compensation and benefits	(15,393)	(15,254)
Accrued expenses and other liabilities	(348)	(1,179)
Net cash provided by operating activities	7,923	13,302
Cash flows provided by investing activities:
Net additions to property and equipment	(239)	(220)
Purchase of investment securities	(55,890)	(260,288)
Proceeds from sale of investment securities	54,996	276,516
Net purchases of derivatives	(1,822)	(8,400)
Net changes in partnership investments	19,297	(1,638)
Net cash provided by investing activities	16,342	5,970
Cash flows used in financing activities:
Deferred tax expense on vesting under stock incentive plans	(93)	(83)
Repurchase of common stock by Calamos Investments (312,469 Class A common shares)	(3,368)	-
Distributions paid to non-controlling interest in Calamos Investments LLC (Calamos Interests)	(19,652)	(21,339)
Cash dividends paid to common stockholders	(2,559)	(1,932)
Net cash used in financing activities	(25,672)	(23,354)
Net decrease in cash	(1,407)	(4,082)
Cash and cash equivalents at end of period	$105,389	$98,084

Supplemental disclosure of cash flow information:
Cash paid for:
Income taxes, net	$1,636	$1,633
Interest	$2,977	$2,977

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1) Organization and Description of Business

Calamos Asset Management, Inc. (“CAM”) is a holding company and as of March 31, 2013 owned 22.2% of Calamos Investments LLC (“Calamos Investments”). CAM, together with Calamos Investments and Calamos Investments’ subsidiaries (the “Company”), operates the investment advisory and distribution services businesses reported within these consolidated financial statements. CAM operates and controls all of the business and affairs of Calamos Investments and, as a result of this control, consolidates the financial results of Calamos Investments with its own financial results. The remaining 77.8% ownership interest in Calamos Investments is held by Calamos Family Partners, Inc. (“CFP”), a Delaware corporation, and John P. Calamos, Sr. the Chairman, Chief Executive Officer and Global Co-Chief Investment Officer of CAM. CFP and John P. Calamos, Sr. (collectively Calamos Interests), ownership interest, in accordance with applicable accounting guidance, is reflected and referred to within these consolidated financial statements as “non-controlling interest in Calamos Investments LLC”. As shown in the diagram below, CFP also owns all of CAM’s outstanding Class B common stock, which represents 97.4% of the combined voting power of all classes of CAM’s voting stock. The graphic below illustrates our organizational and ownership structure as of March 31, 2013:

Calamos Family Partners, Inc.
Public Stockholders
Class B Common Stock, 97.4% Combined Voting Interest (less than 1% Economic Interest)
Class A Common Stock, 2.6% Combined Voting Interest (greater than 99% Economic Interest)(2)
77.8% Economic Interest(1)
Calamos Asset Management, Inc. NASDAQ: CLMS (Holding Company)
22.2% Economic Interest
Calamos Investments LLC
Calamos Financial Services LLC (U.S. Distributor)
Calamos Advisors LLC and Calamos Wealth Management LLC (U.S. Investment Advisors)
Calamos Investments LLP (U.K. Investment Advisor and Distributor)

_________________

(1)	Represents combined economic interest of Calamos Family Partners, Inc. and John P. Calamos, Sr. who is also a member of Calamos Investments LLC.
(2)
Represents combined economic interest of all public stockholders, including John P. Calamos, Sr., Nick Calamos and John P. Calamos, Jr.’s combined  9.77% ownership interest of Class A common stock. The calculation of ownership interest includes options and RSUs that vest within 60 days, as well as CFP’s ownership interest in Class A common stock purchased by Calamos Investments, pursuant to the Company’s share repurchase plan.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

The Company primarily provides investment advisory services to individuals and institutional investors through a series of investment products that include open-end funds and closed-end funds (the “Funds”), separate accounts, offshore funds and partnerships, as well as provides model portfolio design and oversight for separately managed accounts. The subsidiaries through which the Company provides these services include: Calamos Advisors LLC (“CAL”), a Delaware limited liability company and registered investment advisor; Calamos Financial Services LLC (“CFS”), a Delaware limited liability company and registered broker-dealer; Calamos Wealth Management LLC, a Delaware limited liability company and registered investment advisor; and Calamos Investments LLP, a United Kingdom limited liability partnership, registered investment advisor with the Financial Conduct Authority in the United Kingdom, and a global distributor of the offshore funds and Company products. For reporting purposes, the offshore funds are reported within the open-end funds.

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

The consolidated financial statements as of March 31, 2013 and for the three months ended March 31, 2013 and 2012 have not been audited by the Company’s independent registered public accounting firm. In the opinion of management, these statements contain all adjustments, including those of a normal recurring nature, necessary for fair presentation of the financial condition and results of operations. The results for the interim periods presented are not necessarily indicative of the results to be obtained for a full fiscal year. This Form 10-Q filing should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The Company consolidates investments in which the Company’s ownership exceeds 50% or in which the Company operates and controls the business and affairs of the entity. As such, the consolidated financial statements include the financial statements of CAM, Calamos Investments and Calamos Investments’ wholly- and majority-owned subsidiaries, and the Company’s partnerships in which it owns a majority interest or in which it has operating control. The equity method of accounting is used for investments in which the Company has significant influence, but less than 50% ownership. All significant intercompany balances and transactions have been eliminated.

The Calamos Interests’ combined 77.8% and 77.9% interest in Calamos Investments as of March 31, 2013 and December 31, 2012, respectively, is represented as a non-controlling interest in Calamos Investments LLC in the Company’s consolidated financial statements. Non-controlling interest in Calamos Investments is derived by multiplying the historical equity of Calamos Investments by the Calamos Interests’ aggregate ownership percentage for the periods presented. Issuances and repurchases of CAM’s common stock may result in changes in CAM’s ownership percentage and to the non-controlling interests’ ownership percentage of Calamos Investments with resulting changes reflected in the consolidated statements of changes in stockholders’ equity. Income is allocated based on the average ownership interest during the period in which the income is earned.

CAL is the general partner and controls the operations of Calamos International Growth Fund LP. Calamos Investments, through a wholly-owned subsidiary, indirectly is the general partner and controls the operations of Calamos Arista Strategic Fund LP, a U.S. feeder fund to Calamos Arista Strategic Master Fund LTD, a hedge fund in the Cayman Islands. As CAL and Calamos Investments are the general partners and control the operations of these funds, and Calamos Investments has a majority interest in Calamos Arista Strategic Fund LP, the results of these partnerships and the master fund are included in the Company’s consolidated financial results.

For the periods the partnerships are consolidated, the assets and liabilities of the partnerships are presented on a net basis within partnership investments, net in the consolidated statements of financial condition, net income is included in investment and other income in the consolidated statements of operations, and the change in partnership investments is included in the net changes in partnership investments in the consolidated statements of cash flows. The partnerships are presented on a net basis in order to provide more clarity to the financial position and results of the core operations of the Company. The underlying assets and liabilities that are being consolidated are described in Note 5, Partnership Investments. The combined interests of all of the consolidated partnerships, not owned by the Company, are presented as non-controlling interest in partnership investments in the Company’s consolidated financial statements for the periods those partnerships were consolidated.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

The Company holds non-controlling interests in certain other partnership investments that are included in partnership investments, net in the consolidated statements of financial condition. These other partnership investments are accounted for under the equity method.

Reclassifications

During the quarter, the Company changed the presentation of its consolidated statements of operations and consolidated statements of financial condition. The changes consisted of the classification of amortization of deferred sales commissions, previously presented as a separate line, now included with distribution expenses; and the classification of deferred sales commissions asset, previously presented on a separate line, now included with other non-current assets. Deferred sales commissions asset and amortization have become immaterial, with the discontinuation of the sale of Class B shares, making the separate line presentations less meaningful to the financial users.

Restricted Cash

The Company has $430,000 of security deposits that are restricted from the Company’s general corporate use and are being reported in other non-current assets in the consolidated statements of financial condition.

Treasury Stock

During January 2013, the Company’s board of directors approved a Class A common share repurchase program. Under the repurchase program, Calamos Investments is authorized to repurchase up to 3 million shares of CAM’s common stock. The share repurchases are expected to occur  over the next two years. The program was implemented primarily to manage the dilution from share issuances under the Company’s incentive compensation plan. During the three months ended March 31, 2013, Calamos Investments repurchased 312,469 Class A common stock, at an average purchase price of $10.78 and a total cost of $3.4 million. As Calamos Investments is consolidated with CAM, the repurchased shares are required to be reported as treasury shares.  As such, CAM’s 22.2% ownership interest in these shares totaling $746,000 is reported in treasury stock, with Calamos Interests’ 78.8% ownership interest in these shares totaling $2.6 million reported in non-controlling interest in the consolidated statements of financial condition. The total shares repurchased are not included in the calculation of basic and diluted earnings per share in accordance with GAAP.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

 (3) Investment Securities

As a registered broker-dealer, CFS is required to carry all investment securities it owns at fair value and record all changes in fair value in current earnings. As such, unrealized gains and losses on CFS securities, as well as realized gains and losses on all investment securities, are included in investment and other income in the consolidated statements of operations. The following tables provide a summary of investment securities owned by the Company as of March 31, 2013 and December 31, 2012:

	March 31, 2013
(in thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
Funds
Equity	$196,972	$4,853	$(2,556)	$199,269
Fixed income	104,264	766	(930)	104,100
Low-volatility equity	43,718	583	(1)	44,300
Other	6,632	208	(209)	6,631
Total Funds	351,586	6,410	(3,696)	354,300
Common stock	131	40	-	171
Total available-for-sale securities	$351,717	$6,450	$(3,696)	$354,471
CFS securities:
Total CFS securities	$3,004	$933	$-	$3,937
Total investment securities				$358,408

	December 31, 2012
(in thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
Funds
Equity	$195,553	$2,930	$(5,517)	$192,966
Fixed income	103,404	665	(957)	103,112
Low-volatility equity	43,718	106	(484)	43,340
Other	6,601	44	(362)	6,283
Total Funds	349,276	3,745	(7,320)	345,701
Common stock	131	1	-	132
Total available-for-sale securities	$349,407	$3,746	$(7,320)	$345,833
CFS securities:
Total CFS securities	$3,004	$567	$-	$3,571
Total investment securities				$349,404

Of the $358.2 million and $349.3 million investments in Funds at March 31, 2013 and December 31, 2012, respectively, $303.1 million and $295.0 million, respectively, were invested in affiliated funds.

The aggregate fair value of available-for-sale investment securities that was in an unrealized loss position at March 31, 2013 and December 31, 2012 was $63.1 million and $123.9 million, respectively. As of March 31, 2013, the cumulative losses on investment securities that had been in a continuous loss position for 12 months or longer totaled $2.7 million.

At March 31, 2013 and December 31, 2012, the Company believes that the unrealized losses attributed to its fund investments are only temporary in nature, as these losses are a result of short-term declines in the net asset value of the funds. Further, the Company has the intent and ability to hold these securities for a period of time sufficient to allow for recovery of the market value. The Company also considered current market conditions and the nature of the securities held when determining the recoverability of those securities fair value.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

The table below summarizes information on available-for-sale securities as well as the change in unrealized gains and losses on CFS securities for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
(in thousands)
Available-for-sale securities:
Proceeds from sale	$54,996	$276,516
Gross realized gains on sales	$1,420	$26,440
CFS securities:
Change in unrealized gains	$366	$461

The tables below summarize the tax (provision) benefit on unrealized gains and gains reclassified out of accumulated other comprehensive income on available-for-sale securities for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
(in thousands)	Before-Tax Amount	Tax (Provision) Benefit	After-Tax Amount	Before-Tax Amount	Tax (Provision) Benefit	After-Tax Amount
Available-for-sale securities:
Changes in unrealized gains	$7,750	$(634)	$7,116	$23,387	$(1,907)	$21,480
Reclassification adjustment for realized gains included in income	(1,423)	117	(1,306)	(20,574)	1,679	(18,895)
Other comprehensive income	$6,327	$(517)	$5,810	$2,813	$(228)	$2,585

Reclassification of realized gains out of accumulated other comprehensive income are reported in non-operating income, in investment income, in the consolidated statements of operations.  See Note 9, Non-Operating Income.

(4) Derivative Assets and Liabilities

In order to reduce the volatility equity markets have on the fair value of the Company’s corporate investment portfolio and to assist in compliance with its debt covenants, the Company uses exchange traded option contracts as an economic hedge of price changes in its investment securities portfolio. The Company's investment securities totaling $358.4 million at March 31, 2013, consist primarily of positions in several Calamos equity funds and fixed income funds, including convertible funds. The equity price risk in the investment portfolio is hedged using exchange-traded option contracts that correlate most closely with the change in value of the portfolio being hedged. The use of these option contracts is part of a hedge overlay strategy to minimize downside risk in the hedged portfolio. The Company may adjust its hedge position in response to movement and volatility in prices and changes in the composition of the hedged portfolio, but generally is not actively buying and selling contracts.

When applicable, the fair value of option contracts is reported in derivative assets and derivative liabilities in the consolidated statements of financial condition. Net gains and losses on these contracts are reported in investment and other income in the consolidated statements of operations with net losses of $1.7 million and $8.1 million for the quarter ended March 31, 2013 and 2012, respectively. The Company uses these derivatives for risk management purposes but has not designated the contracts as hedges for accounting purposes.

The Company adopted a recent accounting pronouncement that requires certain disclosures if offsetting arrangements exist with the Company’s derivatives instruments. The Company currently does not have derivative instruments where the right to offset exists.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

(5) Partnership Investments

Presented below are the underlying assets and liabilities of the partnerships that the Company reports on a net consolidated basis, as well as partnership investments that the Company accounts for under the equity method. These investments are presented collectively as partnership investments, net in the consolidated statements of financial condition as of March 31, 2013 and December 31, 2012.

(in thousands)	March 31, 2013	December 31, 2012
Consolidated partnership:
Securities owned	$29,895	$30,910
Cash and cash equivalents	16,412	12,720
Receivables for securities sold	1,178	-
Other current assets	679	743
Exchange-traded option contracts	18	13
Securities sold not yet purchased	(7,214)	(5,746)
Payables for securities purchased	(909)	-
Accrued expenses and other current liabilities	(749)	(739)
Total	39,310	37,901
Equity method investment in partnerships	3,496	22,927
Partnership investments, net	$42,806	$60,828

During the first quarter of 2013, the Company redeemed $18.7 million of its interest in Calamos Global Opportunity Fund LP for proceeds of $20.0 million, resulting in a realized gain of $1.3 million.

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

Investments are presented in the consolidated financial statements at fair value in accordance with GAAP. Investments in open-end funds are stated at fair value based on end of day published net asset values of shares owned by the Company. Investments in securities traded on a national securities exchange are stated at the last reported sales price on the day of valuation. Other securities, including derivatives, traded in the over-the-counter market and listed securities for which no sale was reported on that date are stated at the last quoted bid price. However, short sales positions and call options written are reported at the last quoted asked price. Fixed income securities, including convertible bonds and other securities for which quotations are not readily available are valued at fair value based on observable inputs such as market prices for similar instruments as validated by third-party pricing agencies and the Company’s prime broker.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

The following tables provide the hierarchy of inputs used to derive the fair value of the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012, respectively. Foreign currency contracts are carried in our partnership investments and are presented on a net basis where the right of offset exists. There were no material foreign currency contracts for either period presented.

		Fair Value Measurements Using
(in thousands) Description	March 31, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)
Cash and cash equivalents
Money market funds	$3,036	$3,036	$—
Investment securities (Note 3)
Funds
Equity	203,206	203,206	—
Fixed income	104,100	104,100	—
Low-volatility equity	44,300	44,300	—
Other	7,712	7,712	—
Total Funds	359,318	359,318	—
Common stock	171	171	—
Investment securities	359,489	359,489	—
Derivative assets (Note 4)
Exchange-traded put option contracts	275	275	—

Securities and derivatives owned by partnership (Note 5)
Common stocks	29,768	19,898	9,870
Preferred stocks	127	127	—
Short term investments	495	—	495
Exchange-traded put option contracts	30	30	—
	30,420	20,055	10,365
Securities sold but not yet purchased by partnership (Note 5)
Common stocks	(7,214)	(7,214)	—
Exchange-traded call option contracts	(12)	(12)	—
Forward foreign currency contracts	(1)	—	(1)
Securities sold but not yet purchased (Note 3)
Common stocks	(1,081)	(1,081)	—
	(8,308)	(8,307)	(1)

Total	$384,912	$374,548	$10,364

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

		Fair Value Measurements Using
(in thousands) Description	December 31, 2012	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)
Cash and cash equivalents
Money market funds	$2,700	$2,700	$—
Investment securities (Note 3)
Funds
Equity	196,537	196,537	—
Fixed income	103,112	103,112	—
Low-volatility equity	43,340	43,340	—
Other	7,377	7,377	—
Total Funds	350,366	350,366	—
Common stock	132	132	—
Investment securities	350,498	350,498	—
Derivative assets (Note 4)
Exchange-traded put option contracts	132	132	—

Securities and derivatives owned by partnership (Note 5)
Common stocks	29,742	20,105	9,637
Preferred stocks	1,167	1,167	—
Short term investments	467	—	467
Exchange-traded put option contracts	75	75	—
Forward foreign currency contracts	45	45	—
	31,496	21,392	10,104
Securities sold but not yet purchased by partnership (Note 5)
Common stocks
Common stocks	(5,746)	(5,746)	—
Exchange-traded call option contracts	(62)	(62)	—
Forward foreign currency contracts	(45)	(45)	—
Securities sold but not yet purchased (Note 3)
Common stocks	(1,094)	(1,094)	—
	(6,947)	(6,947)	—

Total	$377,879	$367,775	$10,104

The fair value of the Company’s long-term debt, which has a total carrying value of $92.1 million at March 31, 2013 and December 31, 2012, was $107.6 million and $110.1 million, respectively. The fair value of the Company’s payment obligation, which has a carrying value of $3.4 million at March 31, 2013 and December 31, 2012, was $3.2 million in both periods. This obligation is associated with its purchase of Black Capital, LLC in 2012, with the current portion reported in accrued expenses and other current liabilities and the non-current portion reported in other non-current liabilities in the consolidated statements of financial condition. These fair value estimates are calculated using discounted cash flows based on the Company’s incremental borrowing rates and market inputs for similar bonds for the debt, and the treasury yield curve plus market spread for the payment obligation. The fair value of the debt and payment obligation are based on Level 2 inputs within the fair value hierarchy.

The carrying value of all other financial instruments approximates fair value due to the short maturities of these financial instruments.

 (7) Loans Payable

The Company has access to margin loans for the settlement of call options, as well as an additional source of liquidity. The interest rates that can be charged on margin loans range from 1.75% to 2.50% per annum, based on the Company’s average debt balance and brokerage firm’s lending rate. These loans are due on demand. The Company can borrow up to 70% of its marginable securities on deposit with its brokerage firm. The Company had no margin loan balances outstanding at March 31, 2013 and December 31, 2012.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

(8) Stock Based Compensation

Under the Company’s incentive compensation plan, certain employees of the Company receive stock based compensation comprised of stock options and restricted stock units (“RSUs”). Historically, RSUs have been settled with newly issued shares so that no cash was used by the Company to settle awards; however, the Company may also use treasury shares upon the exercise of stock options and upon conversion of RSUs. The Company’s Annual Report on Form 10-K for the year ended December 31, 2012 provides details of this plan and its provisions.

During the three months ended March 31, 2013, the Company granted 635,473 RSUs and there were 146,616 RSUs forfeited. During the same period, the Company granted no stock options and there were 8,409 stock options forfeited.

During the three months ended March 31, 2013, 102,196 RSUs vested with 14,946 units withheld for taxes and 87,250 RSUs converted into an equal number of shares of CAM’s Class A common stock. The total intrinsic value and the fair value of the converted shares was $918,000. The total tax benefit realized in connection with the vesting of the RSUs during the three months ended March 31, 2013 was $103,000, as the Company receives tax benefits based upon the portion of Calamos Investments’ expense that it recognizes.

During the three months ended March 31, 2013 and 2012, compensation expense recorded in connection with the RSUs and stock options was $1.5 million and $2.2 million, respectively, of which $330,000 and $475,000, respectively, was credited as additional paid-in capital after giving effect to the non-controlling interests. The amount of deferred tax asset created was $122,000 and $179,000 during the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, $22.8 million of total unrecognized compensation expense related to unvested stock option and RSU awards is expected to be recognized over a weighted-average period of 3.9 years.

(9) Non-operating Income

Non-operating income was comprised of the following components for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
(in thousands)
Interest income	$87	$88
Interest expense	(1,506)	(1,504)
Net interest expense	(1,419)	(1,416)

Investment income	2,282	22,198
Dividend income	894	785
Miscellaneous other income	43	87
Investment and other income	3,219	23,070
Non-operating income	$1,800	$21,654

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)
(10) Income Taxes

Calamos Investments is subject to certain income-based state taxes; therefore, income taxes reflect not only the portion attributed to CAM stockholders but also a portion of income taxes attributable to non-controlling interests.

	Three Months Ended March 31,
	2013	2012
(in thousands)
Income tax provision	$1,976	$4,284
Income tax provision attributable to non-controlling interest in Calamos Investments	(31)	(72)
Income tax provision attributable to CAM	1,945	4,212
Net income attributable to CAM	3,234	7,039
Income before taxes attributable to CAM	$5,179	$11,251
CAM’s effective income tax rate	37.6%	37.4%

As of December 31, 2012, the Company’s total capital loss carryforward was $28.1 million, of which $21.8 million will expire in 2013, $5.8 million will expire in 2014, and $435,000 will expire in 2017, if not used before the expiration dates. As of March 31, 2013, the Company’s valuation allowance on this deferred tax asset was $7.1 million.

(11) Earnings Per Share

The following table reflects the calculation of basic and diluted earnings per share:

	Three Months Ended March 31,
(in thousands, except per share data)	2013	2012
Earnings per share – basic
Earnings available to common shareholders	$3,234	$7,039
Weighted average shares outstanding	20,301	20,233
Earnings per share – basic	$0.16	$0.35

Earnings per share – diluted
Earnings available to common shareholders	$3,234	$7,039
Weighted average shares outstanding	20,301	20,233
Dilutive impact of restricted stock units	536	417
Weighted average diluted shares outstanding	20,837	20,650
Earnings per share – diluted	$0.16	$0.34

When dilutive, diluted shares outstanding are calculated (a) assuming that Calamos Interests exchanged all of their ownership interest in Calamos Investments and their CAM Class B common stock for shares of CAM’s Class A common stock (the Exchange) and (b) including the effect of outstanding dilutive equity incentive compensation awards. As of March 31, 2013 and 2012, the impact of the Exchange was anti-dilutive and, therefore, excluded from the calculation of diluted earnings per share.

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

The following table shows the number of shares which were excluded from the computation of diluted earnings per share as they were anti-dilutive:

	Three Months Ended March 31,
	2013	2012
Exchange of Calamos Interests’ ownership in Calamos Investments for shares of Class A common stock	39,102,589	44,864,134
Stock options	2,187,005	2,345,063
Total	41,289,594	47,209,197

The maximum number of shares of Class A common stock that could be issued to the Calamos Interests upon exchange is 70,833,480 as of March 31, 2013.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

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

In February 2013, the Financial Accounting Standards Board (“FASB”) issued new guidance that requires an entity to provide additional information about reclassifications out of accumulated other comprehensive income. The amendments in this update supersede and replace the presentation requirements for reclassifications out of accumulated other comprehensive income in previously amended updates. This guidance is effective prospectively for annual and interim periods beginning on or after December 15, 2012. The Company’s effective date is January 1, 2013. The Company has adopted this guidance, which required the Company to disclose the impact of realized gains on net income that were previously reported in accumulated other comprehensive income and were reclassified out. As this pronouncement is disclosure related, the adoption of this guidance had no impact on the Company’s financial position or results of operations.

In December 2011, the FASB issued new guidance that requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This guidance is effective for annual and interim periods beginning on or after January 1, 2013. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. This guidance became effective and was adopted by the Company during the first quarter of this year. The adoption of this guidance currently has no effect on the Company’s financial position or disclosure. However, when applicable, this guidance will result in additional disclosures related to the Company’s derivative instruments that have offsetting arrangements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a firm of 353 full-time associates that primarily provides investment advisory services to institutions and individuals, managing and servicing $29.3 billion in Total Assets as of March 31, 2013. Total Assets includes assets under management totaling $28.3 billion as well as model-based strategies totaling $939 million for separately managed accounts in which we provide model portfolio design and oversight.

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

We market our investment strategies to our clients through a variety of products designed to suit their investment needs. We currently categorize the portfolios that we manage within four investment product types captured in our Funds and separate accounts. The following table lists our Total Assets by product as of March 31, 2013 and 2012.

	March 31,
(in millions)	2013	2012
Funds
Open-end funds	$16,825	$21,872
Closed-end funds	5,734	5,563
Total Funds	22,559	27,435
Separate Accounts
Institutional accounts	4,646	6,291
Managed accounts	2,059	2,491
Total separate accounts	6,705	8,782
Total Assets	$29,264	$36,217

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

Our largest operating expenses are typically related to: employee compensation and benefits expenses, which include salaries, incentive compensation and related benefits costs; distribution expenses, which include open-end funds distribution cost (such as Rule 12b-1 payments) and amortization of deferred sales commissions; and marketing and sales promotion expenses, which include expenses necessary to market products offered by us. Operating expenses may fluctuate due to a number of factors including variations in staffing and compensation, changes in distribution expense as a result of fluctuations in open-end fund net sales and market appreciation or depreciation, and marketing-related expenses that include supplemental distribution payments.

Operating Results

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Total Assets

Total Assets decreased by $7.0 billion, or 19%, to $29.3 billion as of March 31, 2013 from $36.2 billion as of March 31, 2012. Our Total Assets consisted of 77% Funds and 23% separate accounts as of March 31, 2013 and 76% Funds and 24% separate accounts as of March 31, 2012.

	Three Months Ended March 31,
			Change
	2013	2012	Amount	Percent
(in millions)
Funds
Beginning Total Assets	$23,329	$25,045	$(1,716)	(7)%
Net redemptions	(1,644)	(32)	(1,612)	*
Market appreciation	874	2,422	(1,548)	(64)
Ending Total Assets	22,559	27,435	(4,876)	(18)
Average Total Assets	23,163	26,700	(3,537)	(13)
Institutional Accounts
Beginning Total Assets	5,191	5,505	(314)	(6)
Net sales (redemptions)	(760)	241	(1,001)	*
Market appreciation	215	545	(330)	(61)
Ending Total Assets	4,646	6,291	(1,645)	(26)
Average Total Assets	4,921	6,019	(1,098)	(18)
Managed Accounts
Beginning Total Asset	2,060	2,227	(167)	(7)
Net redemptions	(119)	(45)	(74)	*
Market appreciation	118	309	(191)	(62)
Ending Total Assets	2,059	2,491	(432)	(17)
Average Total Assets	2,088	2,384	(296)	(12)
Total Assets
Beginning Total Assets	30,580	32,777	(2,197)	(7)
Net sales (redemptions)	(2,523)	164	(2,687)	*
Market appreciation	1,207	3,276	(2,069)	(63)
Ending Total Assets	29,264	36,217	(6,953)	(19)
Average Total Assets	$30,172	$35,103	$(4,931)	(14)%
*	Not meaningful.

Net redemptions in our Funds were $1.6 billion in the first quarter of 2013, compared to net redemptions of $32 million in the first quarter of 2012. Net redemptions for first quarter of 2013 were due largely to redemptions from our equity and low-volatility equity funds as well as redemptions from our convertible fund that is currently closed to new purchases. Net sales were strongest in our alternative fund, which had net sales of $160 million in the first quarter of 2013. Market appreciation in all of our Funds totaled $874 million in the first quarter of 2013, a decrease of $1.5 billion from appreciation of $2.4 billion in the first quarter of 2012.

Separate accounts, which represent institutional and managed accounts, combined net redemptions were $879 million in the first quarter of 2013, compared to net sales of $196 million in the first quarter of 2012. Separate accounts combined market appreciation was $333 million in the first quarter of 2013, compared to market appreciation of $854 million in the first quarter of 2012.

Financial Overview

	Three Months Ended March 31,
			Change
	2013	2012	Amount	Percent
(in thousands, except margin)
Operating income	$22,115	$31,053	$(8,938)	(29)%
Operating margin	31.2%	36.4%	(5.2)%	(14)%
Net income attributable to Calamos Asset Management, Inc.	$3,234	$7,039	$(3,805)	(54)%

Operating income for the first quarter of 2013 of $22.1 million decreased by $8.9 million, or 29%, from the first quarter of 2012. Operating margin for the first quarter of 2013 decreased to 31.2% from 36.4% from the first quarter of 2012.

In order to grow Total Assets, we engage in distribution and underwriting activities, principally with respect to our family of open-end funds. When analyzing our business, we consider the result of these distribution activities on a net revenue basis as they are typically a result of a single open-end fund share purchase. Generally accepted accounting principles in the United States (“GAAP”) requires that we present these activities on a gross revenue basis, thus resulting in a reduction to our overall operating margin, as the margin on distribution activities is lower than the margins on the remainder of our business. While we do not adjust our margin for these activities on a net revenue basis, we believe the margin table below is useful for understanding the impact of distribution activities on our margin.

The following table summarizes the net distribution fee margin for the first quarter ended March 31, 2013 and 2012:

	Three Months Ended March 31,

	2013	2012
(in thousands)
Distribution and underwriting fees	$14,328	$18,506
Distribution expenses	(13,931)	(17,481)
Net distribution fees	$397	$1,025

Net distribution fee margin	3%	6%

Net distribution fee margin varies by share class because each share class has different distribution and underwriting activities, which are described in our 2012 Annual Report on Form 10-K. Distribution fee revenues and the majority of distribution expenses vary with our average assets open-end funds, while deferred sales commissions included in distribution expenses, are typically amortized on a straight-line basis with adjustments made upon redemption of existing assets.

During the quarter, we changed the presentation of our consolidated statements of operations, classifying amortization of deferred sales commissions with distribution expenses. Amortization of deferred sales commissions has become immaterial, with the discontinuation of the sale of Class B shares, making the separate line presentation less meaningful to the financial users.

Revenues

Total revenues decreased by $14.3 million, or 17%, to $71.0 million for the first quarter of 2013 from $85.3 million for the first quarter of 2012. The decrease was primarily due to lower investment management fees and distribution and underwriting fees, as can be seen in the table below:

	Three Months Ended March 31,
			Change
	2013	2012	Amount	Percent
(in thousands)
Investment management fees	$55,942	$65,987	$(10,045)	(15)%
Distribution and underwriting fees	14,328	18,506	(4,178)	(23)
Other	683	783	(100)	(13)
Total revenues	$70,953	$85,276	$(14,323)	(17)%

Investment management fees decreased 15% in the first quarter of 2013 compared to the first quarter of 2012, which was primarily due to a $4.9 billion, or 14%, decrease in average Total Assets for the same periods. Investment management fees from open-end funds decreased to $33.7 million for the first quarter of 2013, from $41.3 million for the first quarter of 2012, driven by a $3.7 billion decrease in open-end fund average assets. Investment management fees from our closed-end funds increased to $12.8 million for the first quarter of 2013 from $12.4 million for the first quarter of 2012, due to a $207 million increase in closed-end fund average assets. Investment management fees from our separately managed accounts were $9.5 million for the first quarter of 2013, a decrease from $12.2 million for the first quarter of 2012. Investment management fees that we earned as a percentage of average Total Assets were 0.75% for the first quarter of 2013 compared to 0.76% for the first quarter of 2012.

Distribution and underwriting fees decreased by 23% in the first quarter of 2013 compared to the first quarter of 2012, due to a decrease of 18% in our average open-end fund assets for the same periods, across most share classes. The decrease in average open-end fund assets when compared to the prior year quarter is largely due to net redemptions in our equity, low-volatility equity and convertible funds.

Operating Expenses

Operating expenses decreased by $5.4 million for the first quarter of 2013, reflecting decreases in distribution expenses, marketing and sales promotion expenses, and general and administrative expenses, partially offset by a slight increase in employee compensation and benefits expenses.

	Three Months Ended March 31,
			Change
	2013	2012	Amount	Percent
(in thousands)
Employee compensation and benefits	$22,565	$22,203	$362	2%
Distribution expenses	13,931	17,481	(3,550)	(20)
Marketing and sales promotion	3,389	4,426	(1,037)	(23)
General and administrative	8,953	10,113	(1,160)	(11)
Total operating expenses	$48,838	$54,223	$(5,385)	(10)%

Employee compensation and benefits expense increased by $362,000 for the first quarter of 2013, when compared to the first quarter of 2012, due to an increase in base salaries and related benefits, partially offset by lower equity compensation expenses. Salary expenses increased primarily due to increases in the number of associates we employ in our investment team. While continuing to focus on expense management in most areas of our firm, we have and will continue to add talent and resources to our investment team and investment infrastructure during 2013. Equity compensation expenses decreased in the first quarter, primarily as a result of a reversal of expenses due to forfeitures.

Distribution expenses decreased by $3.6 million for the first quarter of 2013, when compared to the first quarter of 2012. The decrease was primarily due to a reduction in average assets for open-end funds of 18% for the first quarter of 2013 across most share classes, as well as a decrease in amortization of deferred sales commissions of $695,000.

Marketing and sales promotion decreased by $1.0 million for the first quarter of 2013, when compared to the first quarter of 2012, largely the result of lower advertising expenses, reduced reimbursements of fund operating expenses that are above the expense cap, and lower supplemental distribution payments to distribution intermediaries. Supplemental distribution payments are positively correlated with the levels of open-end fund assets that we manage.

General and administrative expenses decreased by $1.2 million for the first quarter of 2013, when compared to the first quarter of 2012. Many offsetting factors gave rise to the net decrease in expense during the quarter; however, the main drivers to the decrease was the absence of client reimbursements related to trade correction expenses that were recorded in the first quarter of 2012, and a reduction in outsourcing of middle office function expenses.

Non-operating Activities, Net of Non-controlling Interest in Partnership Investments

Non-operating income, net of non-controlling interest in partnerships decreased by $19.0 million for the first quarter of 2013, when compared to the first quarter of 2012. The decrease in the first quarter of 2013 was due to a decrease in investment income of $19.9 million when compared to the first quarter of 2012. The decrease in investment income was driven by a decrease in realized gains generated from tax harvesting activities partially offset by a decrease in realized option losses.

The following table summarizes our non-operating activities, net of non-controlling interest in partnership investments for the first quarter ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012	Change
(in thousands)
Interest income	$87	$88	$(1)
Interest expense	(1,506)	(1,504)	(2)
Net interest expense	(1,419)	(1,416)	(3)

Investment income	2,282	22,198	(19,916)
Dividend income	894	785	109
Miscellaneous other income	43	87	(44)
Investment and other income	3,219	23,070	(19,851)
Non-operating income	1,800	21,654	(19,854)
Net income attributable to non-controlling interest in partnership investments	(708)	(1,606)	898
Non-operating income, net of non-controlling interest in partnership investments	$1,092	$20,048	$(18,956)

The following table provides a summary of the returns that we generated from our corporate investment portfolio. This table combines the investment and dividend income as reported in our statements of operations with the change in fair value of our investment securities that are recorded in accumulated other comprehensive income, a component of stockholders' equity, for the first quarter ended March 31, 2013:

	Three Months Ended March 31, 2013
	Non-Operating Income, net	Change in Accumulated Other Comprehensive Income	Total
(in thousands)
Funds and common stock	$1,786	$6,327	$8,113
Partnership investments	2,175	—	2,175
Equity option contracts	(1,679)	—	(1,679)
Investment income	2,282	6,327	8,609
Dividend income	894		894
Non-controlling interest in partnership investments	(708)		(708)
Investment portfolio results	$2,468		$8,795
Less: Non-controlling interest in Calamos Investments LLC		(4,928)
Deferred income taxes		(517)
Change in accumulated other comprehensive income		$882

Our investment portfolio returned $8.8 million, or 2.3%, in the first quarter of 2013. These results primarily reflect realized and unrealized gains from investment securities and realized losses on option contracts used to hedge market value fluctuations in our corporate investment portfolio.

Income Tax Provision

Calamos Investments LLC (“Calamos Investments”) is subject to certain income-based state taxes; therefore, income taxes reflect not only the portion attributed to us but also income taxes attributable to non-controlling interests. Our effective income tax rate for the first quarter of 2013 was approximately 37.6%, compared to 37.4% for the first quarter of 2012.

Net Income

Net income attributable to CAM was $3.2 million for the first quarter of 2013, compared to $7.0 million for the first quarter of 2012. Non-GAAP net income attributable to CAM was $5.1 million for the first quarter of 2013, compared to $6.3 million for the first quarter of 2012. See “Supplemental Non-GAAP Financial Measures” below for descriptions of non-GAAP financial measures and a reconciliation of non-GAAP financial measures to GAAP financial measures.

The Calamos Interests has reserved the right to exchange its interest in Calamos Investments for newly issued Class A common shares. At the time of exchange, the Calamos Interests would be granted Class A common shares with a value equal to the fair value of its ownership in Calamos Investments. The method for determining the number of shares the Calamos Interests receive upon exchange is described in Section 3 (c) (ii) of Article IV of the Second Amended and Restated Certificate of Incorporation of CAM. Based upon the number of outstanding shares of Class A common stock at March 31, 2013, and excluding the value of assets we own other than our 22.2% interest in Calamos Investments, such exchange would result in the Calamos Interests receiving 77.8% of CAM’s then outstanding Class A common stock.

Following a complete exchange of the Calamos Interests’ 77.8% ownership interest in Calamos Investments for newly issued Class A common stock, net income attributable to non-controlling interests in Calamos Investments would no longer be presented as a separate line item within our consolidated statements of operations because we would then own 100% of Calamos Investments.

Supplemental Non-GAAP Financial Measures

We provide investors with certain adjusted, non-GAAP financial measures including non-GAAP net income attributable to CAM and non-GAAP diluted earnings per share. These non-GAAP financial measures are provided to supplement our consolidated financial statements presented on a GAAP basis. These non-GAAP financial measures adjust GAAP financial measures to include the tax benefit from the amortization of deferred taxes on intangible assets and to exclude CAM’s non-operating income, net of taxes. We believe these adjustments are appropriate to enhance an overall understanding of our operating financial performance, as well as to facilitate comparisons with our historical earnings results. These adjustments to our GAAP results are made with the intent of providing investors a more complete understanding of our underlying earnings results and trends and our marketplace performance. In addition, these non-GAAP financial measures are among the primary indicators management uses as a basis of managing our business.

The presentation of this additional information is not meant to be considered in isolation or as a substitute for the directly comparable financial measures prepared in accordance with GAAP. Investors should review the reconciliations of the non-GAAP financial measures to their most directly comparable GAAP financial measures as provided in the table below:

	Three Months Ended March 31,

(in thousands)	2013	2012
Net income attributable to CAM	$3,234	$7,039
Adjustments:
Deferred tax amortization on intangible assets	1,979	1,979
Non-operating income, net of taxes	(152)	(2,766)
Non-GAAP net income attributable to CAM	$5,061	$6,252
Diluted – Weighted average shares outstanding	20,836,996	20,650,379

Diluted earnings per share	$0.16	$0.34
Non-GAAP diluted earnings per share	$0.24	$0.30

Non-GAAP net income attributable to CAM is calculated by adjusting the following items from GAAP net income attributable to CAM:

(i)	amortization of deferred taxes on intangible assets associated with the election under section 754 of the Internal Revenue Code of 1986, as amended (Section 754 election); and

(ii)	CAM’s non-operating income, net of taxes.

Non-GAAP diluted earnings per share is calculated by dividing Non-GAAP net income attributable to CAM by diluted weighted average shares outstanding.

The deferred tax assets from the Section 754 election allows for a quarterly reduction of $2.0 million in future income taxes owed by us through 2019, to the extent that a tax payable exists during the quarter. As a result, this cash savings will accrue solely for the benefit of the shareholders of CAM’s common stock. We believe that adjusting this item from the calculation of the above non-GAAP items can be a useful measure in allowing investors to see our performance. Non-operating income is excluded from the above non-GAAP items as it can distort comparisons between periods. As noted above, we believe that measures excluding these items are useful in analyzing operating trends and allow for more comparability between periods, which may be useful to investors.

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

Liquidity and Capital Resources

We manage our liquidity position to ensure adequate resources are available to fund ongoing operations of the business, provide seed capital for new funds, maintain a strong investment-grade credit rating, provide conservative levels of capital for our regulated subsidiaries, fund our stock repurchase program and invest in other corporate strategic initiatives. Our principal sources of liquidity are cash flows from operating activities and our corporate investment portfolio, which is comprised of cash and cash equivalents, investment securities, derivatives and partnership investments. Investment securities are principally comprised of Company-managed Funds.

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

The following table summarizes our principal sources of liquidity as of March 31, 2013 and December 31, 2012:

(in thousands)	March 31, 2013	December 31, 2012	Increase (Decrease)
Cash and cash equivalents	$105,389	$106,796	$(1,407)
Investment securities	358,408	349,404	9,004
Derivatives, net	275	132	143
Partnership investments, net of non-controlling interests	21,884	40,416	(18,532)
Total corporate investment portfolio	$485,956	$496,748	$(10,792)

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

Calamos Investments is the borrower of our $92.1 million in long-term debt. Calamos Investments was in compliance with all financial covenants as of March 31, 2013 and December 31, 2012. Calamos Investments currently has an investment-grade BBB+ rating from Standard & Poor’s.

The following is a summary of our covenant compliance as of March 31, 2013 with the defined terms and covenants having the same meanings set forth under our amended note purchase agreements:

Covenant	Results as of March 31, 2013
EBITDA/interest expense — not less than 3.0	20.53
Debt/EBITDA — not more than 2.75	0.75
Investment coverage ratio — not less than 1.175	4.50
Net worth — not less than $160 million	$340.4 million

The following tables summarize key data relating to our liquidity and capital resources:

(in thousands)	March 31, 2013	December 31, 2012
Statements of financial condition data:
Cash and cash equivalents	$105,389	$106,796
Receivables	25,473	27,626
Investment securities and derivatives, net	358,683	349,536
Partnership investments, net of non-controlling interest	21,884	40,416
Deferred tax assets, net	52,832	55,308
Long-term debt	92,115	92,115

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

Cash flows for the first quarter ended March 31, 2013 and 2012 are shown below:

	March 31,
(in thousands)	2013	2012
Cash flow data:
Net cash provided by operating activities	$7,923	$13,302
Net cash provided by investing activities	16,342	5,970
Net cash used in financing activities	(25,672)	(23,354)

Net cash provided by operating activities totaled $7.9 million for the first quarter ended March 31, 2013. These net cash flows are primarily attributable to investment management and distribution and underwriting fees generated by core business activities, partially offset by staff, distribution, and other operating expenses.

Net cash provided by investing activities totaled $16.3 million for the first quarter ended March 31, 2013. The net cash provided by investing activities primarily represents net cash inflow as a result of the liquidation of a portion of our interest in one of our partnership investments totaling $18.7 million. This cash inflow was partially offset by cash outflows on our derivatives of $1.8 million, which are used as economic hedges against the equity price risk in our investment portfolio, and net cash outflows on investment securities totaling $894,000. The remaining sales and repurchases of investment securities totaling $55.0 million, had no impact on cash used in investing activities. These sales and repurchases were the result of us realizing gains on our investment securities as a result of our tax harvesting strategy.

Net cash used in financing activities totaled $25.7 million for the first quarter ended March 31, 2013, largely representing pro rata distributions from Calamos Investments paid to non-controlling interests in the amount of $19.7 million and dividends paid to CAM’s common shareholders in the amount of $2.6 million. Pro rata distributions from Calamos Investments were also paid to CAM in the amount of $5.6 million. These distributions are not reflected in the net cash flows used in financing activities; however they increase the cash available exclusively to CAM’s common shareholders. Net cash used in financing activities was also due to Calamos Investments repurchase of $3.4 million in Class A common stock as a result of our stock repurchase program. Finally, we expect cash flows from financing activities to change with tax distributions based on the levels of income that we generate.

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

In February 2013, the Financial Accounting Standards Board (“FASB”) issued new guidance that requires an entity to provide additional information about reclassifications out of accumulated other comprehensive income. The amendments in this update supersede and replace the presentation requirements for reclassifications out of accumulated other comprehensive income in previously amended updates. This guidance is effective prospectively for annual and interim periods beginning on or after December 15, 2012. The Company’s effective date is January 1, 2013. The Company has adopted this guidance, which required the Company to disclose the impact of realized gains on net income that were previously reported in accumulated other comprehensive income and were reclassified out. As this pronouncement is disclosure related, the adoption of this guidance had no impact on the Company’s financial position or results of operations.

In December 2011, the FASB issued new guidance that requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This guidance is effective for annual and interim periods beginning on or after January 1, 2013. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. This guidance became effective and was adopted by the Company during the first quarter of this year. The adoption of this guidance currently has no effect on the Company’s financial position or disclosure. However, when applicable, this guidance will result in additional disclosures related to the Company’s derivative instruments that have offsetting arrangements.

Critical Accounting Policies and Estimates

Our significant accounting policies are summarized in note 2 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012. A discussion of critical accounting policies is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2012. There were no significant changes in our significant accounting policies or critical accounting policies during the three months ended March 31, 2013.

Other Information

CAM is comprised of two groups of assets: a) CAM’s 22.2% ownership interest in Calamos Investments and b) assets other than its interest in Calamos Investments (“Other Assets”). Because CAM controls the operations of Calamos Investments, CAM presents the entire operations of Calamos Investments with its own, in the consolidated financial statements. The Calamos Interests’ 77.8% ownership in Calamos Investments is presented as non-controlling interest in the consolidated financial statements. Prior to March 1, 2009, in addition to the approximately 20 million outstanding Class A common shares, we added 77 million shares, to our calculation of the number of fully diluted shares, to reflect Calamos Interests’ ownership in Calamos Investments. The resulting share count provided a reasonable proxy for the number of shares used in determining the market capitalization of the fully consolidated company.

During 2009, CAM’s certificate of incorporation was amended to provide that units in Calamos Investments are exchangeable into Class A shares of CAM on a fair value basis rather than a one-to-one basis, as previously provided. This change is referred to from time to time herein as the “de-unitization”. As a result of the de-unitization, Calamos Interests’ ownership in Calamos Investments is no longer reflected in the diluted share count presented in CAM’s financial statements and the determination of the market capitalization of the fully consolidated business cannot be easily determined by the product of share price and weighted average number of shares. There is a divergence within the financial community on how to calculate CAM’s market capitalization with some market analysts basing the market capitalization solely on the outstanding share count of CAM’s Class A common stock and others grossing-up CAM’s market capitalization by its 22.2% ownership in Calamos Investments. The following illustration and accompanying table highlight the uniqueness of CAM’s ownership structure in determining the fully consolidated market capitalization. This illustration is based on the closing price of CAM’s Class A common stock of $11.77 on March 31, 2013.

Other Assets as of March 31, 2013, included cash and cash equivalents and current income tax receivables with a combined book value of $70.7 million, which approximates fair value, as well as net deferred tax assets with a book value of $52.8 million. The most significant deferred tax asset relates to an election made under section 754 of the Internal Revenue Code following CAM’s initial public offering that expires in 2019, which allows CAM to reduce future income tax payments by $7.9 million annually. The net present value of the net deferred tax assets is $35.6 million if a hypothetical 12% discount rate were applied over the remaining life of the assets. Using this assumption, Other Assets would collectively have a discounted present value of $106.3 million, or $5.27 per share. Assuming CAM’s stock price fully reflects the Other Assets’ discounted present value of $5.27 per share, it can be inferred that CAM’s remaining stock price of $6.50 ($11.77 - $5.27) would be attributable to CAM’s 22.2% ownership interest in Calamos Investments. With these assumptions, the market capitalization associated with CAM’s ownership in Calamos Investments can be estimated by multiplying CAM’s share price attributable to Calamos Investments ($6.50) by the number of CAM’s Class A common shares outstanding (20.2 million) to yield an estimated market capitalization of $131.0 million as of March 31, 2013. This result, however, must be divided by CAM’s 22.2% ownership of Calamos Investments to determine the total implied market capitalization of Calamos Investments of $591.2 million. Adding the discounted present value of CAM’s Other Assets to the market capitalization of Calamos Investments indicates that the fully consolidated market capitalization of CAM would be estimated at $697.5 million as of March 31, 2013.

The above example assumes that CAM’s stock price reflects the entire discounted present value of the Other Assets. If, however, no value were ascribed to the Other Assets, in CAM’s stock price, the fully consolidated market capitalization of CAM would be estimated at $1.1 billion as presented in the table below.

The following calculation summarizes CAM’s fully consolidated market capitalization both including and excluding the discounted present value of assets owned exclusively by CAM, which does not take into consideration premiums or discounts for control or marketability:

	No Recognition of CAM's Other Assets		Full Recognition of CAM's Other Assets
(in thousands, except share data) (1)	Ownership in Calamos Investments	Other Assets	Ownership in Calamos Investments	Other Assets
Divide:
Discounted value of CAM's Other Assets		-		$106,299
Class A shares outstanding at March 31, 2013		20,160,796		20,160,796
Discounted value per share of CAM's Other Assets		-		$5.27

Multiply:
Share price attributed to assets	$11.77	-	$6.50	$5.27
Class A shares outstanding at March 31, 2013	20,160,796	20,160,796	20,160,796	20,160,796
Market capitalization of outstanding shares	$237,292	-	$130,993	$106,299

Divide by:
CAM’s percentage ownership	22.2%	100%	22.2%	100%
Market capitalization associated with CAM's assets	$1,070,998		$591,227	$106,299
Fully consolidated market capitalization	$1,070,998		$697,526

Similarly, our Board of Directors may be required to determine the fair values of CAM’s assets. This requirement would be necessitated should the Calamos Interests choose to exchange all or a portion of their ownership interest in Calamos Investments for shares of CAM’s Class A common stock (“the Exchange”). Effective March 1, 2009, the Exchange provisions as set forth in CAM’s Schedule 14C filed with the Securities and Exchange Commission on January 12, 2009 require that the Exchange be based on a fair value approach. Assuming that our Board of Directors used the market price of CAM’s Class A share common stock as the basis for determining fair value, the following table presents a potential range of the number of CAM shares of Class A common stock that the Calamos Interests would have received upon Exchange at March 31, 2013:

(in thousands, except share data) (1)	No Recognition of CAM's Other Assets	Full Recognition of CAM's Other Assets

Market capitalization associated with CAM's investment in Calamos Investments (see table above)	$1,070,998	$591,227

Multiply by:
Calamos Interests ownership in Calamos Investments	77.8%	77.8%
Calamos Interests’ value exchanged for Class A common stock	$833,706	$460,233

Divide by:
Share price of CAM Class A common stock	$11.77	$11.77
Shares issued to the Calamos Interests upon Exchange	70,833,480	39,102,589

(1)
The ownership percentages and share prices presented in the tables have been approximated for presentation purposes yet the values presented are derived from the precise ownership percentages and share prices.

Forward-Looking Information

This report and other documents or statements made or filed by us contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may include, without limitation: statements regarding proposed new products; results of operations or liquidity; projections, predictions, expectations, estimates or forecasts of our business; financial and operating results and future economic performance; market capitalization; management’s goals and objectives; payment of dividends; and other similar expressions concerning matters that are not historical facts.

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

Important factors that could cause such differences include, but are not limited to: changes in applicable laws, rules or regulations; downward fee pressures and increased industry competition; risks inherent to the investment management business; the loss of revenues due to contract terminations and redemptions; unsatisfactory service levels by third-party vendors; the inability to maintain compliance with financial covenants; the performance of our investment strategies and corporate investment portfolio; our ownership and organizational structure; general and prolonged declines in the prices of securities; realization of deferred income tax assets; significant changes in market conditions and the economy that require a modification to our business plan; catastrophic or unpredictable events; the loss of key executives; the unavailability, consolidation and elimination of third-party retail distribution channels; increased costs of and timing of payments related to distribution; failure to recruit and retain qualified personnel; a loss of assets, and thus revenues; fluctuation in the level of our expenses; fluctuation in foreign currency exchange rates with respect to our global operations and business; changes in accounting estimates; poor performance of our largest funds; damage to our reputation; and the extent and timing of any share repurchases.

Further, the value and composition of our assets under management are, and will continue to be, influenced by a variety of factors including, among other things: purchases and redemptions of shares of the open-end funds and other investment products; fluctuation in both the underlying value and liquidity of the financial markets around the world that result in appreciation or depreciation of assets under management; open-end fund capital gain distributions; our ability to access capital markets; our introduction of new investment strategies, products and programs; our ability to educate our clients about our investment philosophy and provide them with best-in-class service; the relative investment performance of our products as compared to competing offerings and market indices; competitive conditions in the pooled fund, asset management and broader financial services sectors; investor sentiment and confidence; our decision to open or close products and strategies; and our ability to execute on our strategic plan to expand the business. Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 discusses some of these and other important factors in detail under the caption “Risk Factors.”

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

An analysis of our market risk was included in our Annual Report on Form 10-K for the year ended December 31, 2012. There were no material changes to the Company’s market risk during the three months ended March 31, 2013.

Item 4. Controls and Procedures

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2013, and has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in the Company’s internal control over financial reporting that occurred during the first quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business, we may be party to various legal proceedings from time to time.  Currently, there are no legal proceedings that management believes may have a material effect on our consolidated financial position or results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May be Purchased Under the Plans or Programs

January 1 – January 31, 2013	—	$—	—	3,000,000
February 1 – February 28, 2013	244,196	10.72	244,196	2,755,804
March 1 – March 31, 2013	68,273	11.00	68,273	2,687,531
Total	312,469	$10.78	312,469	2,687,531

On February 4, 2013, the Company announced a repurchase program of up to 3 million shares of the Company’s outstanding Class A Common Stock by Calamos Investments LLC.

Item 6. Exhibits

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

CALAMOS ASSET MANAGEMENT, INC.
(Registrant)

Date: May 8, 2013	By: /s/ Nimish S. Bhatt
Name: Nimish S. Bhatt
Title: Senior Vice President and Chief Financial Officer