Form 10-Q
period 2013-06-30
Calamos Asset Management, Inc. /DE/
filed 2013-08-07
CIK 1299033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-Q
________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2013

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

At July 31, 2013, the company had 20,530,571 shares of Class A common stock and 100 shares of Class B common stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share data)

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$76,989	$106,796
Receivables:
Affiliates and affiliated funds	15,426	17,756
Customers	6,769	9,870
Investment securities	386,249	349,404
Derivative assets	—	132
Partnership investments, net	42,670	60,828
Prepaid expenses	3,303	2,240
Deferred tax assets, net	7,359	7,110
Other current assets	2,218	804
Total current assets	540,983	554,940
Non-current assets:
Deferred tax assets, net	43,963	48,198
Goodwill	6,380	6,380
Property and equipment, net of accumulated depreciation and amortization ($59,506 at June 30, 2013 and $57,190 at December 31, 2012)	17,770	19,522
Other non-current assets	2,907	3,561
Total non-current assets	71,020	77,661
Total assets	$612,003	$632,601
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current liabilities:
Distribution fees payable	$10,799	$12,937
Accrued compensation and benefits	14,066	23,953
Interest payable	2,729	2,729
Accrued expenses and other current liabilities	7,800	5,288
Total current liabilities	35,394	44,907
Non-current liabilities:
Long-term debt	92,115	92,115
Deferred rent	9,167	9,275
Other non-current liabilities	2,861	4,455
Total non-current liabilities	104,143	105,845
Total liabilities	139,537	150,752
STOCKHOLDERS’ EQUITY
Class A common stock, $0.01 par value; authorized 600,000,000 shares; 24,530,571 shares issued and 19,780,068 shares outstanding at June 30, 2013; 24,386,015 shares issued and 20,386,015 shares outstanding at December 31, 2012	245	244
Class B common stock, $0.01 par value; authorized 1,000 shares; 100 shares issued and outstanding at June 30, 2013 and December 31, 2012	—	—
Additional paid-in capital	216,734	215,637
Retained earnings	77,566	77,714
Accumulated other comprehensive loss	(1,685)	(737)
Treasury stock; 4,750,503 shares at June 30, 2013 and 4,000,000 at December 31, 2012	(97,008)	(95,215)
Calamos Asset Management, Inc. stockholders’ equity	195,852	197,643
Non-controlling interest in Calamos Investments LLC (Calamos Interests)	256,275	263,794
Non-controlling interest in partnership investments	20,339	20,412
Total non-controlling interest	276,614	284,206
Total stockholders’ equity	472,466	481,849
Total liabilities and stockholders’ equity	$612,003	$632,601

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Six Months Ended June 30, 2013 and 2012
(in thousands, except share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
REVENUES
Investment management fees	$52,655	$64,661	$108,597	$130,648
Distribution and underwriting fees	13,378	17,254	27,706	35,760
Other	657	761	1,340	1,544
Total revenues	66,690	82,676	137,643	167,952
EXPENSES
Employee compensation and benefits	21,380	20,942	43,945	43,145
Distribution expenses	13,241	16,554	27,172	34,035
Marketing and sales promotion	3,939	5,528	7,328	9,954
General and administrative	9,726	10,715	18,679	20,828
Total operating expenses	48,286	53,739	97,124	107,962
Operating income	18,404	28,937	40,519	59,990
NON-OPERATING INCOME (LOSS)
Net interest expense	(1,432)	(1,408)	(2,851)	(2,824)
Investment and other income (loss)	2,123	(1,714)	5,342	21,356
Total non-operating income (loss)	691	(3,122)	2,491	18,532
Income before income tax provision	19,095	25,815	43,010	78,522
Income tax provision	2,575	4,281	4,551	8,565
Net income	16,520	21,534	38,459	69,957
Net income attributable to non-controlling interest in Calamos Investments LLC (Calamos Interests)	(15,262)	(20,812)	(33,259)	(60,590)
Net (income) loss attributable to non-controlling interest in partnership investments	583	1,092	(125)	(514)
Net income attributable to Calamos Asset Management, Inc.	$1,841	$1,814	$5,075	$8,853

Earnings per share:
Basic	$0.09	$0.09	$0.25	$0.44
Diluted	$0.09	$0.09	$0.24	$0.43

Weighted average shares outstanding:
Basic	20,030,571	20,343,290	20,165,224	20,288,248
Diluted	20,661,447	20,802,688	20,727,969	20,713,171

Cash dividends per share	$0.125	$0.095	$0.25	$0.19

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and Six Months Ended June 30, 2013 and 2012
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$16,520	$21,534	$38,459	$69,957
Other comprehensive loss, before income tax provision
Unrealized gains (losses) on available-for-sale securities:
Changes in unrealized gains (losses)	(7,359)	(17,033)	391	6,354
Reclassification adjustment for gains included in net income	(4,160)	—	(5,583)	(20,574)
Other comprehensive loss, before income tax benefit	(11,519)	(17,033)	(5,192)	(14,220)
Income tax benefit related to other comprehensive loss	(1,075)	(1,388)	(558)	(1,160)
Other comprehensive loss, after income tax benefit	(10,444)	(15,645)	(4,634)	(13,060)
Comprehensive income	6,076	5,889	33,825	56,897
Comprehensive income attributable to non-controlling interest in Calamos Investments LLC (Calamos Interests)	(6,650)	(7,530)	(29,577)	(49,515)
Comprehensive (income) loss attributable to non-controlling interest in partnership investments	583	1,092	(125)	(514)
Comprehensive income (loss) attributable to Calamos Asset Management, Inc.	$9	$(549)	$4,123	$6,868

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2013
(in thousands, except share data)
(unaudited)

	CALAMOS ASSET MANAGEMENT, INC. STOCKHOLDERS’ EQUITY
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non- controlling interest in Calamos Investments LLC (Calamos Interests)	Non- controlling interest in partnership investments	Total
Balance at December 31, 2012	$244	$215,637	$77,714	$(737)	$(95,215)	$263,794	$20,412	$481,849
Net income	—	—	5,075	—	—	33,259	125	38,459
Changes in unrealized losses on available-for-sale securities, net of income taxes	—	—	—	(171)	—	661	—	490
Reclassification adjustment for gains on available-for-sale securities included in income, net of income taxes	—	—	—	(781)	—	(4,343)	—	(5,124)
Issuance of common stock (144,556 Class A common shares)	1	(1)	—	—	—	—	—	—
Repurchase of common stock by Calamos Investments LLC (750,503 Class A common shares)	—	—	—	—	(1,793)	(6,282)	—	(8,075)
Cumulative impact of changes in ownership of Calamos Investments LLC	—	342	(4)	4	—	(686)	—	(344)
Distribution to non-controlling interest in partnership investments	—	—	—	—	—	—	(198)	(198)
Compensation expense recognized under stock incentive plans	—	802	—	—	—	2,815	—	3,617
Impact on non-controlling interest as a result of dividend paid to Calamos Investments LLC on repurchased common stock	—	(46)	—	—	—	46	—	—
Dividend equivalent accrued under stock incentive plans	—	—	(153)	—	—	(537)	—	(690)
Distributions paid to non-controlling interests in Calamos Investments LLC (Calamos Interests)	—	—	—	—	—	(32,452)	—	(32,452)
Dividends declared	—	—	(5,066)	—	—	—	—	(5,066)
Balance at June 30, 2013	$245	$216,734	$77,566	$(1,685)	$(97,008)	$256,275	$20,339	$472,466

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 20, 2013 and 2012
(in thousands)
(unaudited)

	2013	2012
Cash and cash equivalents at beginning of period	$106,796	$102,166
Cash flows provided by operating activities:
Net income	38,459	69,957
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	1,402	2,675
Other depreciation and amortization	2,347	2,857
Deferred rent	(108)	(54)
Change in unrealized gains on CFS securities, derivative assets, derivative liabilities and partnership investments, net	(993)	(3,180)
Net realized gain on sale of investment securities, derivative assets, derivative liabilities and partnership investments, net	(2,309)	(15,931)
Increase in deferred tax asset valuation allowance	900	1,900
Deferred taxes	3,556	4,721
Stock based compensation	3,617	3,824
Employee taxes paid on vesting under stock incentive plans	(256)	(872)
(Increase) decrease in assets:
Receivables:
Affiliates and affiliated funds, net	2,330	638
Customers	3,101	(1,077)
Other assets	(3,256)	(1,804)
Increase (decrease) in liabilities:
Distribution fees payable	(2,138)	(759)
Accrued compensation and benefits	(9,887)	(9,225)
Accrued expenses and other liabilities	316	1,307
Net cash provided by operating activities	37,081	54,977
Cash flows provided by (used in) investing activities:
Net additions to property and equipment	(564)	(970)
Purchase of investment securities	(291,026)	(261,329)
Proceeds from sale of investment securities	252,223	276,516
Net purchases of derivatives	(1,720)	(11,156)
Net changes in partnership investments	19,880	(343)
Net cash provided by (used in) investing activities	(21,207)	2,718
Cash flows used in financing activities:
Deferred tax expense on vesting under stock incentive plans	(88)	(88)
Repurchase of common stock by Calamos Investments LLC (750,503 Class A common shares)	(8,075)	—
Distributions paid to non-controlling interest in Calamos Investments LLC (Calamos Interests)	(32,452)	(37,599)
Cash dividends paid to common stockholders	(5,066)	(3,864)
Net cash used in financing activities	(45,681)	(41,551)
Net increase (decrease) in cash	(29,807)	16,144
Cash and cash equivalents at end of period	$76,989	$118,310
Supplemental disclosure of cash flow information:
Cash paid for:
Income taxes, net	$1,693	$2,057
Interest	$2,977	$2,977

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

(1) Organization and Description of Business

Calamos Asset Management, Inc. (“CAM”) is a holding company and as of June 30, 2013 owned 22.2% of Calamos Investments LLC (“Calamos Investments”). CAM, together with Calamos Investments and Calamos Investments’ subsidiaries (the “Company”), operates the investment advisory and distribution services businesses reported within these consolidated financial statements. CAM operates and controls all of the business and affairs of Calamos Investments and, as a result of this control, consolidates the financial results of Calamos Investments with its own financial results. The remaining 77.8% ownership interest in Calamos Investments is held by Calamos Family Partners, Inc. (“CFP”), a Delaware corporation, and John P. Calamos, Sr. the Chairman, Chief Executive Officer and Global Co-Chief Investment Officer of CAM. CFP and John P. Calamos, Sr. (collectively "Calamos Interests"), ownership interest, in accordance with applicable accounting guidance, is reflected and referred to within these consolidated financial statements as “non-controlling interest in Calamos Investments LLC”. As shown in the diagram below, CFP also owns all of CAM’s outstanding Class B common stock, which represents 97.4% of the combined voting power of all classes of CAM’s voting stock. The graphic below illustrates our organizational and ownership structure as of June 30, 2013:

______

(1)	Represents combined economic interest of Calamos Family Partners, Inc. and John P. Calamos, Sr. who is also a member of Calamos Investments LLC.

(2)
Represents combined economic interest of all public stockholders, including John P. Calamos, Sr., Nick Calamos and John P. Calamos, Jr.’s combined 11.34% ownership interest of Class A common stock. The calculation of ownership interest includes options and RSUs that vest within 60 days, as well as CFP’s ownership interest in Class A common stock purchased by Calamos Investments, pursuant to the Company’s share repurchase plan.

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

The consolidated financial statements as of June 30, 2013 and for the three and six months ended June 30, 2013 and 2012 have not been audited by the Company’s independent registered public accounting firm. In the opinion of management, these statements contain all adjustments, including those of a normal recurring nature, necessary for fair presentation of the financial condition and results of operations. The results for the interim periods presented are not necessarily indicative of the results to be obtained for a full fiscal year. This Form 10-Q filing should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

The Calamos Interests’ combined 77.8% and 77.9% ownership interest in Calamos Investments as of June 30, 2013 and December 31, 2012, respectively, is represented as a non-controlling interest in Calamos Investments LLC in the Company’s consolidated financial statements. Non-controlling interest in Calamos Investments is derived by multiplying the historical equity of Calamos Investments by the Calamos Interests’ aggregate ownership percentage for the periods presented. Issuances and repurchases of CAM’s common stock may result in changes in CAM’s ownership percentage and to the non-controlling interests’ ownership percentage of Calamos Investments with resulting changes reflected in the consolidated statement of changes in stockholders’ equity. Income is allocated based on the average ownership interest during the period in which the income is earned.

CAL is the general partner and controls the operations of Calamos International Growth Fund LP. Calamos Investments, through a wholly-owned subsidiary, indirectly is the general partner and controls the operations of Calamos Arista Strategic Fund LP, a U.S. feeder fund to Calamos Arista Strategic Master Fund LTD, a hedge fund domiciled in the Cayman Islands. As CAL and Calamos Investments are the general partners and control the operations of these funds, and Calamos Investments has a majority interest in Calamos Arista Strategic Fund LP, the results of Calamos International Growth Fund LP, Calamos Arista Strategic Fund LP and Calamos Arista Strategic Master Fund LTD are included in the Company’s consolidated financial results.

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

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

Reclassifications

During the first quarter ended March 31, 2013, the Company changed the presentation of its consolidated statements of operations and consolidated statements of financial condition. The changes consisted of the classification of amortization of deferred sales commissions, previously presented as a separate line, now included with distribution expenses; and the classification of deferred sales commissions asset, previously presented on a separate line, now included with other non-current assets. Deferred sales commissions asset and amortization became immaterial, with the discontinuation of the sale of Class B shares, making the separate line presentations less meaningful to the financial statement users.

Certain investments previously presented as Other are being presented as Alternative in Note 3, Investment Securities, and Note 6, Fair Value Measurements.

These reclassifications have been made for all periods presented.
Restricted Cash

The Company has $430,000 of security deposits that are restricted from the Company’s general corporate use and are being reported in other non-current assets in the consolidated statements of financial condition.

Treasury Stock

During the first quarter ended March 31, 2013, the Company’s board of directors approved a Class A common share repurchase program. Under the repurchase program, Calamos Investments is authorized to repurchase up to 3 million shares of CAM’s common stock. The share repurchases are expected to occur over the next 2 years. The program was implemented primarily to manage the dilution from share issuances under the Company’s incentive compensation plan. During the six months ended June 30, 2013, Calamos Investments repurchased 750,503 Class A common stock, at an average purchase price of $10.76 and a total cost of $8.1 million. As Calamos Investments is consolidated with CAM, the repurchased shares are reported as treasury shares.  As such, CAM’s 22.2% ownership interest in these shares totaling $1.8 million is reported in treasury stock, with Calamos Interests’ 77.8% ownership interest in these shares totaling $6.3 million reported in non-controlling interest in the consolidated statements of financial condition. The total shares repurchased are not included in the calculation of basic and diluted earnings per share in accordance with GAAP.

As a result of the Company's ownership structure, changes in Calamos Investments' equity results in changes in non-controlling interest, based on Calamos Interests' ownership interest in Calamos Investments. During the second quarter ended June 30, 2013, dividends on shares held by Calamos Investments totaled $59,000. The payment of these dividends increased Calamos Investments' equity, resulting in a $46,000 adjustment from additional paid in capital to non-controlling interest in Calamos Investments LLC, in the consolidated statement of changes in stockholders' equity. This adjustment represents Calamos Interests' ownership interest in those dividend payments.

Investment Securities
Investment securities that are available-for-sale are evaluated for other-than-temporary impairment on a quarterly basis when the cost of an investment exceeds its fair value. When evaluating these securities, we consider many factors, including the duration of the impairment, the severity of the impairment, subsequent changes in value, the Company's intent and ability to hold these securities for a period of time sufficient to allow for recovery of the market value, and the nature of the securities held. When an impairment of an equity security is determined to be other-than-temporary, the impairment is recognized in earnings. See Note 3, Investment Securities for more discussion related to the other-than-temporary impairment charge recorded in the second quarter of 2013.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

Income Taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. During the second quarter ended June 30 2013, the Company recorded valuation allowances to reduce its deferred income tax assets to an amount that is more likely than not to be realized based on available evidence at the time the estimate was made. Determining a valuation allowance requires management to make significant judgments and assumptions. In determining a valuation allowance the Company uses historical and forecasted future realized and unrealized gains and losses on its investment, ongoing tax planning strategies, and forecasts of future taxable income. Each quarter the Company re-evaluates its estimates related to its valuation allowance, including its assumptions about future taxable income. Applying its tax harvesting strategies, the Company's capital loss carryforward is used against realized gains on its investment, derivative assets, derivative liabilities and partnership investments. See Note 10, Income Taxes for more discussion related to the deferred tax valuation allowance.
For a comprehensive disclosure of the Company's significant accounting policies, see the Company's Annual Report on Form 10-K for the year ended December 31, 2012.
(3) Investment Securities

As a registered broker-dealer, CFS is required to carry all investment securities it owns at fair value and record all changes in fair value in current earnings. As such, unrealized gains and losses on CFS securities, as well as realized gains and losses on all investment securities, are included in investment and other income in the consolidated statements of operations. The following tables provide a summary of investment securities owned by the Company as of June 30, 2013 and December 31, 2012:

	June 30, 2013
(in thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
Funds
Equity	$200,376	$1,771	$(7,426)	$194,721
Fixed income	104,665	286	(2,967)	101,984
Lower-volatility equity	44,464	308	(333)	44,439
Alternative	40,108	29	(516)	39,621
Other	1,362	51	(11)	1,402
Total Funds	390,975	2,445	(11,253)	382,167
Common stock	131	43	—	174
Total available-for-sale securities	$391,106	$2,488	$(11,253)	$382,341
CFS securities:
Total CFS securities	$3,913	$21	$(26)	$3,908
Total investment securities				$386,249

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

	December 31, 2012
(in thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
Funds
Equity	$195,553	$2,930	$(5,517)	$192,966
Fixed income	103,404	665	(957)	103,112
Lower-volatility equity	43,718	106	(484)	43,340
Alternative	5,058	2	(92)	4,968
Other	1,543	42	(270)	1,315
Total Funds	349,276	3,745	(7,320)	345,701
Common stock	131	1	—	132
Total available-for-sale securities	$349,407	$3,746	$(7,320)	$345,833
CFS securities:
Total CFS securities	$3,004	$567	$—	$3,571
Total investment securities				$349,404

Of the $386.1 million and $349.3 million investments in Funds at June 30, 2013 and December 31, 2012, respectively, $330.4 million and $295.0 million, respectively, were invested in affiliated funds.

The aggregate fair value of available-for-sale investment securities that were in an unrealized loss position at June 30, 2013 and December 31, 2012 was $265.6 million and $251.3 million, respectively, of which at June 30, 2013 and December 31, 2012 investment securities with a fair value of $91,000 and $123.9 million, respectively, were in a continuous loss position for 12 months or longer.

The Company recognized an other-than-temporary impairment charge of $4.4 million, recorded on certain available-for-sale securities with unrealized losses, for the three and six months ended June 30, 2013. The other-than-temporary impairment charge was reported in non-operating income (loss), in the consolidated statements of operations. After the other-than-temporary impairment charge, the cumulative losses on investment securities that had been in a continuous loss position for 12 months or longer were immaterial.

The table below summarizes information on available-for-sale securities as well as the change in unrealized gains and losses on CFS securities for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
(in thousands)
Available-for-sale securities:
Proceeds from sale	$192,986	$—	$247,982	$276,516
Gross realized gains on sales	$5,918	$—	$7,338	$26,440
CFS securities:
Change in unrealized gains (losses)	$(938)	$(296)	$(572)	$165

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

The tables below summarize the tax (provision) benefit on unrealized gains and gains reclassified out of accumulated other comprehensive income on available-for-sale securities for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
(in thousands)	Before-Tax Amount	Tax Benefit	After-Tax Amount	Before-Tax Amount	Tax Benefit	After-Tax Amount
Available-for-sale securities:
Changes in unrealized losses	$(7,359)	$733	$(6,626)	$(17,033)	$1,388	$(15,645)
Reclassification adjustment for realized gains included in income	(4,160)	342	(3,818)	—	—	—
Other comprehensive loss	$(11,519)	$1,075	$(10,444)	$(17,033)	$1,388	$(15,645)

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
(in thousands)	Before-Tax Amount	Tax Benefit	After-Tax Amount	Before-Tax Amount	Tax (Provision) Benefit	After-Tax Amount
Available-for-sale securities:
Changes in unrealized gains	$391	$99	$490	$6,354	$(519)	$5,835
Reclassification adjustment for realized gains included in income	(5,583)	459	(5,124)	(20,574)	1,679	(18,895)
Other comprehensive loss	$(5,192)	$558	$(4,634)	$(14,220)	$1,160	$(13,060)

Reclassification of realized gains out of accumulated other comprehensive loss are reported in non-operating income (loss), in investment income, in the consolidated statements of operations.  See Note 9, Non-Operating Income (Loss).

(4) Derivative Assets and Liabilities

In order to reduce the volatility equity markets have on the fair value of the Company’s corporate investment portfolio and to assist in compliance with its debt covenants, the Company uses exchange traded option contracts as an economic hedge of price changes in its investment securities portfolio. The Company's investment securities totaling $386.2 million at June 30, 2013, consist primarily of positions in several Calamos equity funds and fixed income funds, including convertible funds. The equity price risk in the investment portfolio is hedged using exchange-traded option contracts that correlate most closely with the change in value of the portfolio being hedged. The use of these option contracts is part of a hedge overlay strategy to minimize downside risk in the hedged portfolio. The Company may adjust its hedge position in response to movement and volatility in prices and changes in the composition of the hedged portfolio, but generally is not actively buying and selling contracts.

When applicable, the fair value of option contracts is reported in derivative assets and derivative liabilities in the consolidated statements of financial condition. Net gains and losses on these contracts are reported in investment and other income in the consolidated statements of operations with net losses of $173,000 and $108,000 for the quarter ended June 30, 2013 and 2012, respectively. Net losses of $1.9 million and $8.2 million were recorded for the six months ended June 30, 2013 and 2012, respectively. The Company uses these derivatives for risk management purposes but has not designated the contracts as hedges for accounting purposes.

The Company adopted a recent accounting pronouncement that requires certain disclosures if offsetting arrangements exist with the Company’s derivatives instruments. The Company had no derivative instruments outstanding as of June 30, 2013.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

(5) Partnership Investments

Presented below are the underlying assets and liabilities of the partnerships that the Company reports on a net consolidated basis, as well as partnership investments that the Company accounts for under the equity method. These investments are presented collectively as partnership investments, net in the consolidated statements of financial condition as of June 30, 2013 and December 31, 2012.

(in thousands)	June 30, 2013	December 31, 2012
Consolidated partnership:
Securities owned	$33,189	$30,910
Cash and cash equivalents	14,930	12,720
Receivables for securities sold	347	—
Other current assets	235	743
Exchange-traded option contracts	53	13
Securities sold not yet purchased	(9,073)	(5,746)
Payables for securities purchased	(206)	—
Accrued expenses and other current liabilities	(221)	(739)
Total	39,254	37,901
Equity method investment in partnerships	3,416	22,927
Partnership investments, net	$42,670	$60,828

During the first quarter ended March 31, 2013, the Company redeemed $18.7 million of its interest in Calamos Global Opportunity Fund LP for proceeds of $20.0 million, resulting in a realized gain of $1.3 million.

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

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

The following tables provide the hierarchy of inputs used to derive the fair value of the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012, respectively. Foreign currency contracts are carried in our partnership investments and are presented on a net basis where the right of offset exists. There were no material foreign currency contracts for either period presented.

		Fair Value Measurements Using
(in thousands) Description	June 30, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)
Cash and cash equivalents
Money market funds	$2,210	$2,210	$—
Investment securities (Note 3)
Funds
Equity	198,637	198,637	—
Fixed income	101,984	101,984	—
Lower-volatility equity	44,439	44,439	—
Alternative	40,927	40,927	—
Other	1,402	1,402	—
Total Funds	387,389	387,389	—
Common stock	174	174	—
Investment securities	387,563	387,563	—
Derivative assets (Note 4)
Exchange-traded put option contracts	—	—	—
Securities and derivatives owned by partnership (Note 5)
Common stocks	33,055	23,184	9,871
Preferred stocks	134	—	134
Short term investments	760	—	760
Exchange-traded put option contracts	103	103	—
	34,052	23,287	10,765
Securities sold but not yet purchased by partnership (Note 5)
Common stocks	(9,073)	(9,073)	—
Exchange-traded call option contracts	(50)	(50)	—
Forward foreign currency contracts	—	—	—
Securities sold but not yet purchased (Note 3)
Common stocks	(1,314)	(1,314)	—
	(10,437)	(10,437)	—
Total	$413,388	$402,623	$10,765

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

		Fair Value Measurements Using
(in thousands) Description	December 31, 2012	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)
Cash and cash equivalents
Money market funds	$2,700	$2,700	$—
Investment securities (Note 3)
Funds
Equity	196,537	196,537	—
Fixed income	103,112	103,112	—
Lower-volatility equity	43,340	43,340	—
Alternative	6,062	6,062	—
Other	1,315	1,315	—
Total Funds	350,366	350,366	—
Common stock	132	132	—
Investment securities	350,498	350,498	—
Derivative assets (Note 4)
Exchange-traded put option contracts	132	132	—
Securities and derivatives owned by partnership (Note 5)
Common stocks	29,742	20,105	9,637
Preferred stocks	1,167	1,167	—
Short term investments	467	—	467
Exchange-traded put option contracts	75	75	—
Forward foreign currency contracts	45	45	—
	31,496	21,392	10,104
Securities sold but not yet purchased by partnership (Note 5)
Common stocks
Common stocks	(5,746)	(5,746)	—
Exchange-traded call option contracts	(62)	(62)	—
Forward foreign currency contracts	(45)	(45)	—
Securities sold but not yet purchased (Note 3)
Common stocks	(1,094)	(1,094)	—
	(6,947)	(6,947)	—
Total	$377,879	$367,775	$10,104

The fair value of the Company’s long-term debt, which has a total carrying value of $92.1 million at June 30, 2013 and December 31, 2012, was $106.5 million and $110.1 million, respectively. The fair value of the Company’s payment obligation, which has a carrying value of $3.4 million at June 30, 2013 and December 31, 2012, was $3.3 million and $3.2 million, respectively. This obligation is associated with the Company's purchase of Black Capital, LLC in 2012, with the current portion reported in accrued expenses and other current liabilities and the non-current portion reported in other non-current liabilities in the consolidated statements of financial condition. These fair value estimates are calculated using discounted cash flows based on the Company’s incremental borrowing rates and market inputs for similar bonds for the debt, and the treasury yield curve plus market spread for the payment obligation. The fair value of the debt and payment obligation are based on Level 2 inputs within the fair value hierarchy.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

The carrying value of all other financial instruments approximates fair value due to the short maturities of these financial instruments.

(7) Loans Payable

The Company has access to margin loans for the settlement of call options, as well as an additional source of liquidity. The interest rates that can be charged on margin loans is 2.50% per annum, based on the brokerage firm’s lending rate. These loans are due on demand. The Company can borrow up to 70% of its marginable securities on deposit with its brokerage firm. The Company had no margin loan balances outstanding at June 30, 2013 and December 31, 2012.

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

During the six months ended June 30, 2013, the Company granted 838,663 RSUs and there were 151,853 RSUs forfeited. During the same period, the Company granted no stock options and there were 58,177 stock options forfeited.

During the six months ended June 30, 2013, 168,242 RSUs vested with 23,686 units withheld for taxes and 144,556 RSUs converted into an equal number of shares of CAM’s Class A common stock. The total intrinsic value and the fair value of the converted shares was $1.6 million. The total tax benefit realized in connection with the vesting of the RSUs during the six months ended June 30, 2013 was $173,000, as the Company receives tax benefits based upon the portion of Calamos Investments’ expense that it recognizes.

During the six months ended June 30, 2013 and 2012, compensation expense recorded in connection with the RSUs and stock options was $3.6 million and $3.8 million, respectively, of which $802,000 and $842,000, respectively, was credited as additional paid-in capital after giving effect to the non-controlling interests. The amount of deferred tax asset created was $297,000 and $312,000 during the six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013, $22.8 million of total unrecognized compensation expense related to unvested stock option and RSU awards is expected to be recognized over a weighted-average period of 3.7 years.

(9) Non-operating Income (Loss)

Non-operating income (loss) was comprised of the following components for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
(in thousands)
Interest income	$73	$96	$160	$184
Interest expense	(1,505)	(1,504)	(3,011)	(3,008)
Net interest expense	(1,432)	(1,408)	(2,851)	(2,824)

Investment income (loss)	1,201	(2,574)	3,483	19,624
Dividend income	841	791	1,735	1,576
Miscellaneous other income	81	69	124	156
Investment and other income (loss)	2,123	(1,714)	5,342	21,356
Non-operating income (loss)	$691	$(3,122)	$2,491	$18,532

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

(10) Income Taxes

Calamos Investments is subject to certain income-based state taxes; therefore, income taxes reflect not only the portion attributed to CAM stockholders but also a portion of income taxes attributable to non-controlling interests.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
(in thousands)
Income tax provision	$2,575	$4,281	$4,551	$8,565
Income tax provision attributable to non-controlling interest in Calamos Investments	(16)	(122)	(47)	(194)
Income tax provision attributable to CAM	2,559	4,159	4,504	8,371
Net income attributable to CAM	1,841	1,814	5,075	8,853
Income before taxes attributable to CAM	$4,400	$5,973	$9,579	$17,224
CAM’s effective income tax rate	58.2%	69.6%	47.0%	48.6%

As of December 31, 2012, the Company’s total capital loss carryforward was $28.1 million, of which $21.8 million will expire in 2013, $5.8 million will expire in 2014, and $456,000 will expire in 2017, if not used before the expiration dates. As of June 30, 2013, the Company’s valuation allowance on this deferred tax asset was $8.0 million.

The effective tax rates for the second quarter and first six months of 2013 and 2012, include the impact of an increase in the deferred tax valuation allowance of $900,000 and $1.9 million, respectively, to reduce our deferred income tax assets to an amount that is more likely than not to be realized. Excluding the deferred tax valuation allowance, our effective income tax rates would be 37.7% and 37.6% for the second quarter and first six months ended June 30, 2013, and 37.8% and 37.6% for the second quarter and first six months ended June 30, 2012.

(11) Earnings Per Share

The following table reflects the calculation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2013	2012	2013	2012
Earnings per share – basic
Earnings available to common shareholders	$1,841	$1,814	$5,075	$8,853
Weighted average shares outstanding	20,031	20,343	20,165	20,288
Earnings per share – basic	$0.09	$0.09	$0.25	$0.44
Earnings per share – diluted
Earnings available to common shareholders	$1,841	$1,814	$5,075	$8,853
Weighted average shares outstanding	20,031	20,343	20,165	20,288
Dilutive impact of restricted stock units	631	459	563	425
Weighted average diluted shares outstanding	20,662	20,802	20,728	20,713
Earnings per share – diluted	$0.09	$0.09	$0.24	$0.43

When dilutive, diluted shares outstanding are calculated (a) assuming that Calamos Interests exchanged all of their ownership interest in Calamos Investments and their CAM Class B common stock for shares of CAM’s Class A common stock (the "Exchange") and (b) including the effect of outstanding dilutive equity incentive compensation awards. As of June 30, 2013 and 2012, the impact of the Exchange was anti-dilutive and, therefore, excluded from the calculation of diluted earnings per share.

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

The following table shows the number of shares which were excluded from the computation of diluted earnings per share as they were anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Exchange of Calamos Interests’ ownership in Calamos Investments for shares of Class A common stock	34,161,896	40,993,210	34,161,896	40,993,210
Stock options	2,137,237	2,330,443	2,137,237	2,330,443
Total	36,299,133	43,323,653	36,299,133	43,323,653

The maximum number of shares of Class A common stock that could be issued to the Calamos Interests upon exchange is 69,298,020 as of June 30, 2013.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a firm of 362 full-time associates that primarily provides investment advisory services to institutions and individuals, managing and servicing $26.6 billion in Total Assets as of June 30, 2013. Total Assets includes assets under management totaling $25.8 billion as well as model-based strategies totaling $837 million for separately managed accounts in which we provide model portfolio design and oversight.

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

We market our investment strategies to our clients through a variety of products designed to suit their investment needs. We currently categorize the portfolios that we manage within four investment product types captured in our Funds and separate accounts. The following table lists our Total Assets by product as of June 30, 2013 and 2012.

	June 30,
(in millions)	2013	2012
Funds
Open-end funds	$15,151	$20,081
Closed-end funds	5,828	5,388
Total Funds	20,979	25,469
Separate Accounts
Institutional accounts	3,823	5,650
Managed accounts	1,832	2,265
Total separate accounts	5,655	7,915
Total Assets	$26,634	$33,384

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

Operating Results

Second Quarter and Six Months Ended June 30, 2013 Compared to Second Quarter and Six Months Ended June 30, 2012

Total Assets

Total Assets decreased by $6.8 billion, or 20%, to $26.6 billion as of June 30, 2013 from $33.4 billion as of June 30, 2012. Our Total Assets consisted of 79% Funds and 21% separate accounts as of June 30, 2013 and 76% Funds and 24% separate accounts as of June 30, 2012.

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2013	2012	Amount	Percent	2013	2012	Amount	Percent
(in millions)
Funds
Beginning Total Assets	$22,559	$27,435	$(4,876)	(18)%	$23,329	$25,045	$(1,716)	(7)%
Net redemptions	(1,308)	(540)	(768)	*	(2,952)	(572)	(2,380)	*
Market appreciation (depreciation)	(272)	(1,426)	1,154	(81)%	602	996	(394)	(40)%
Ending Total Assets	20,979	25,469	(4,490)	(18)%	20,979	25,469	(4,490)	(18)%
Average Total Assets	21,933	26,008	(4,075)	(16)%	22,545	26,354	(3,809)	(14)%
Institutional Accounts
Beginning Total Assets	4,646	6,291	(1,645)	(26)%	5,191	5,505	(314)	(6)%
Net redemptions	(753)	(261)	(492)	*	(1,513)	(20)	(1,493)	*
Market appreciation (depreciation)	(70)	(380)	310	(82)%	145	165	(20)	(12)%
Ending Total Assets	3,823	5,650	(1,827)	(32)%	3,823	5,650	(1,827)	(32)%
Average Total Assets	4,187	5,954	(1,767)	(30)%	4,541	5,943	(1,402)	(24)%
Managed Accounts
Beginning Total Asset	2,059	2,491	(432)	(17)%	2,060	2,227	(167)	(7)%
Net redemptions	(228)	(50)	(178)	*	(347)	(95)	(252)	*
Market appreciation (depreciation)	1	(176)	177	*	119	133	(14)	(11)%
Ending Total Assets	1,832	2,265	(433)	(19)%	1,832	2,265	(433)	(19)%
Average Total Assets	1,955	2,358	(403)	(17)%	2,016	2,354	(338)	(14)%
Total Assets
Beginning Total Assets	29,264	36,217	(6,953)	(19)%	30,580	32,777	(2,197)	(7)%
Net redemptions	(2,289)	(851)	(1,438)	*	(4,812)	(687)	(4,125)	*
Market appreciation (depreciation)	(341)	(1,982)	1,641	(83)%	866	1,294	(428)	(33)%
Ending Total Assets	26,634	33,384	(6,750)	(20)%	26,634	33,384	(6,750)	(20)%
Average Total Assets	$28,075	$34,320	$(6,245)	(18)%	$29,102	$34,651	$(5,549)	(16)%

*	Not meaningful.

Net redemptions in our Funds were $1.3 billion in the second quarter of 2013, compared to net redemptions of $540 million in the second quarter of 2012. Net redemptions for the second quarter of 2013 were due largely to redemptions from our equity and lower-volatility equity funds. Net sales were strongest in our alternative funds, which had net sales of $178 million in the second quarter of 2013. Market depreciation in all of our Funds totaled $272 million in the second quarter of 2013, a favorable change of $1.2 billion from depreciation of $1.4 billion in the second quarter of 2012.

Net redemptions in our Funds were $3.0 billion for the first six months of 2013 and represent an unfavorable change of $2.4 billion from net redemptions of $572 million in the first six months of 2012. The increase in net redemptions for the first six months compared to the prior year was also primarily a result of net redemptions in our equity and lower-volatility equity funds, as well as redemptions from our convertible fund that is currently closed to new purchases. Net sales were strongest in our alternative funds, which had net sales of $338 million in the first six months of 2013. Market appreciation in all of our Funds totaled $602 million in the first six months of 2013 and $1.0 billion in the first six months of 2012.

Separate accounts, which represent institutional and managed accounts, combined net redemptions were $981 million and $311 million in the second quarter of 2013 and 2012, respectively. Net redemptions in the first six months of 2013 and 2012 were $1.9 billion and $115 million, respectively. Separate accounts combined market depreciation was $69 million in the second quarter of 2013, compared to market depreciation of $556 million in the second quarter of 2012. Market appreciation was $264 million in the first six months of 2013, compared to market appreciation of $298 million in the first six months of 2012.

Financial Overview

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2013	2012	Amount	Percent	2013	2012	Amount	Percent
(in thousands, except margin)
Operating income	$18,404	$28,937	$(10,533)	(36)%	$40,519	$59,990	$(19,471)	(32)%
Operating margin	27.6%	35.0%	(7.4)%	(21)%	29.4%	35.7%	(6.3)%	(18)%
Net income attributable to Calamos Asset Management, Inc.	$1,841	$1,814	$27	1%	$5,075	$8,853	$(3,778)	(43)%

Operating income for the second quarter of 2013 of $18.4 million decreased by $10.5 million, or 36%, from the second quarter of 2012. Operating margin for the second quarter of 2013 decreased to 27.6% from 35.0% from the second quarter of 2012. Operating income for the first six months of 2013 decreased by 32% to $40.5 million from $60.0 million for the same period a year ago. Operating margin was 29.4% for the first six months of 2013, a decline from 35.7% for the first six months of 2012.

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

The following table summarizes the net distribution fee margin for the second quarter and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
(in thousands)
Distribution and underwriting fees	$13,378	$17,254	$27,706	$35,760
Distribution expenses	(13,241)	(16,554)	(27,172)	(34,035)
Net distribution fees	$137	$700	$534	$1,725
Net distribution fee margin	1%	4%	2%	5%

Net distribution fee margin varies by share class because each share class has different distribution and underwriting activities, which are described in our 2012 Annual Report on Form 10-K. Distribution fee revenues and the majority of distribution expenses vary with average open-end fund assets, while deferred sales commissions included in distribution expenses are typically amortized on a straight-line basis with adjustments made upon redemption of existing assets.

During the first quarter ended March 31, 2013, we changed the presentation of our consolidated statements of operations, classifying amortization of deferred sales commissions with distribution expenses. Amortization of deferred sales commissions has become immaterial, with the discontinuation of the sale of Class B shares, making the separate line presentation less meaningful to the financial users.

Revenues

Total revenues decreased by $16.0 million, or 19%, to $66.7 million for the second quarter of 2013 from $82.7 million for the second quarter of 2012. Total revenues decreased by $30.3 million, or 18%, to $137.6 million for the first six months of 2013 from $168.0 million for the first six months of 2012. The decrease was primarily due to lower investment management fees and distribution and underwriting fees, as can be seen in the table below:

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2013	2012	Amount	Percent	2013	2012	Amount	Percent
(in thousands)
Investment management fees	$52,655	$64,661	$(12,006)	(19)%	$108,597	$130,648	$(22,051)	(17)%
Distribution and underwriting fees	13,378	17,254	(3,876)	(22)%	27,706	35,760	(8,054)	(23)%
Other	657	761	(104)	(14)%	1,340	1,544	(204)	(13)%
Total revenues	$66,690	$82,676	$(15,986)	(19)%	$137,643	$167,952	$(30,309)	(18)%

Investment management fees decreased 19% in the second quarter of 2013 compared to the second quarter of 2012, which was primarily due to a $6.2 billion, or 18%, decrease in average Total Assets for the same periods. Investment management fees from open-end funds decreased to $31.2 million for the second quarter of 2013, from $40.3 million for the second quarter of 2012, driven by a $4.5 billion decrease in average open-end fund assets. Investment management fees from our closed-end funds increased to $13.3 million for the second quarter of 2013 from $12.2 million for the second quarter of 2012, due to a $434 million increase in average closed-end fund assets. Investment management fees from our separately managed accounts were $8.2 million for the second quarter of 2013, a decrease from $12.1 million for the second quarter of 2012. Investment management fees that we earned as a percentage of average Total Assets were 0.75% for the second quarter of 2013 compared to 0.76% for the second quarter of 2012.

Investment management fees decreased 17% in the first six months of 2013 compared to the first six months of 2012, which was primarily due to a $5.5 billion, or 16%, decrease in average Total Assets for the same periods. Investment management fees from open-end funds decreased to $64.9 million for the first six months of 2013, from $81.7 million for the first six months of 2012, driven by a $4.1 billion decrease in average open-end fund assets. Investment management fees from our closed-end funds increased to $26.0 million for the first six months of 2013 from $24.7 million for the first six months of 2012, due to a $321 million increase in average closed-end fund assets. Investment management fees from our separately managed accounts were $17.7 million for the first six months of 2013, a decrease from $24.3 million for the first six months of 2012. Investment management fees that we earned as a percentage of average Total Assets were 0.75% for the first six months of 2013 compared to 0.76% for the first six months of 2012.

Distribution and underwriting fees decreased by 22% in the second quarter of 2013 compared to the second quarter of 2012, due to a decrease of 22% in average open-end fund assets for the same periods, across most share classes. Distribution and underwriting fees decreased by 23% in the first six months of 2013 compared to the first six months of 2012, due to a decrease of 20% in average open-end fund assets for the same periods, across most share classes. The decrease in average open-end fund assets when compared to the prior year is largely due to net redemptions in our equity, lower-volatility equity and convertible funds.

Operating Expenses

Operating expenses decreased by $5.5 million and $10.8 million for the second quarter and first six months of 2013, respectively, reflecting decreases in distribution expenses, marketing and sales promotion expenses, and general and administrative expenses, partially offset by an increase in employee compensation and benefits expenses.

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2013	2012	Amount	Percent	2013	2012	Amount	Percent
(in thousands)
Employee compensation and benefits	$21,380	$20,942	$438	2%	$43,945	$43,145	$800	2%
Distribution expenses	13,241	16,554	(3,313)	(20)%	27,172	34,035	(6,863)	(20)%
Marketing and sales promotion	3,939	5,528	(1,589)	(29)%	7,328	9,954	(2,626)	(26)%
General and administrative	9,726	10,715	(989)	(9)%	18,679	20,828	(2,149)	(10)%
Total operating expenses	$48,286	$53,739	$(5,453)	(10)%	$97,124	$107,962	$(10,838)	(10)%

Employee compensation and benefits expenses increased by $438,000 and $800,000 for the second quarter and first six months of 2013, respectively, when compared to the second quarter and first six months of 2012. The increase in the second quarter of 2013, is due to an increase in base salaries and related benefits, and equity compensation expenses, partially offset by a decrease in incentive compensation expenses. The increase in the first six months of 2013, is due to an increase in base salaries and related benefits, partially offset by a decrease in equity compensation expenses and incentive compensation expenses. Salary expenses increased primarily due to increases in the number of associates we employ in our investment team. While continuing to focus on expense management in most areas of our firm, we have and will continue to add talent and resources to our investment team and investment infrastructure during 2013. The increase in equity compensation expenses for the second quarter of 2013 is primarily a result of an increase in outstanding awards and a reversal of expenses due to forfeitures in the comparative 2012 period. The decrease in equity compensation expenses for the six months of 2013 is primarily a result of a reversal of expenses due to forfeitures in the first quarter of 2013. The decreases in incentive compensation expenses for both periods, are primarily a result of lower investment performance.

Distribution expenses decreased by $3.3 million and $6.9 million for the second quarter and first six months of 2013, respectively, when compared to the second quarter and first six months of 2012. The decreases were primarily due to a reduction in average assets for open-end funds of 22% and 20% for the second quarter and first six months of 2013, respectively, which was across most share classes, as well as a decrease in amortization of deferred sales commissions of $578,000 and $1.3 million, for the respective periods.

Marketing and sales promotion decreased by $1.6 million and $2.6 million for the second quarter and first six months of 2013, respectively, when compared to the second quarter and first six months of 2012, largely the result of lower advertising expenses, reduced reimbursements of fund operating expenses that are above the expense cap, and lower supplemental distribution payments to distribution intermediaries. Supplemental distribution payments are positively correlated with the levels of open-end fund assets that we manage.

General and administrative expenses decreased by $1.0 million and $2.1 million for the second quarter and first six months of 2013, respectively, when compared to the second quarter and first six months of 2012. Many offsetting factors gave rise to the net decreases in expenses during the periods; however, the main drivers to the decrease for the second quarter were a reduction in travel expenses, outsourcing of middle office function expenses, and recruiting expenses. The main drivers to the decrease for the first six months of 2013 were a reduction in outsourcing of middle office function expenses, client reimbursements related to trade correction expenses that were recorded in the first quarter of 2012, and a decline in travel expenses.

Non-operating Activities, Net of Non-controlling Interest in Partnership Investments

Non-operating income (loss), net of non-controlling interest in partnerships increased by $3.3 million and decreased by $15.7 million for the second quarter and first six months of 2013, respectively, when compared to the second quarter and first six months of 2012. The increase in the second quarter of 2013 was due to an increase in investment income of $3.8 million when compared to the second quarter of 2012. The increase in investment income for the second quarter of 2013 was due to gains generated from tax harvesting activities during 2013. The second quarter investment income is reduced by an other-than-temporary impairment charge of $4.4 million recorded on certain available-for-sale securities with unrealized losses held in the investment portfolio. The decrease in the first six months of 2013 was due to a decrease in investment income of $16.1 million when compared to the first six months of 2012. The decrease in investment income was driven by a decrease in realized gains generated from tax harvesting activities.

The following table summarizes our non-operating activities, net of non-controlling interest in partnership investments for the second quarter and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
(in thousands)
Interest income	$73	$96	$(23)	$160	$184	$(24)
Interest expense	(1,505)	(1,504)	(1)	(3,011)	(3,008)	(3)
Net interest expense	(1,432)	(1,408)	(24)	(2,851)	(2,824)	(27)

Investment income (loss)	1,201	(2,574)	3,775	3,483	19,624	(16,141)
Dividend income	841	791	50	1,735	1,576	159
Miscellaneous other income	81	69	12	124	156	(32)
Investment and other income (loss)	2,123	(1,714)	3,837	5,342	21,356	(16,014)
Non-operating income (loss)	691	(3,122)	3,813	2,491	18,532	(16,041)
Net income (loss) attributable to non-controlling interest in partnership investments	583	1,092	(509)	(125)	(514)	389
Non-operating income (loss), net of non-controlling interest in partnership investments	$1,274	$(2,030)	$3,304	$2,366	$18,018	$(15,652)

The following table provides a summary of the returns that we generated from our corporate investment portfolio. This table combines the investment and dividend income as reported in our statements of operations with the change in fair value of our investment securities that are recorded in accumulated other comprehensive loss, a component of stockholders' equity, for the second quarter and six months ended June 30, 2013:

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Non-Operating Income, net	Change in Accumulated Other Comprehensive Loss	Total	Non-Operating Income, net	Change in Accumulated Other Comprehensive Loss	Total
(in thousands)
Funds and common stock	$1,510	$(11,519)	$(10,009)	$3,296	$(5,192)	$(1,896)
Partnership investments	(136)	—	(136)	2,039	—	2,039
Equity option contracts	(173)	—	(173)	(1,852)	—	(1,852)
Investment income (loss)	1,201	(11,519)	(10,318)	3,483	(5,192)	(1,709)
Dividend income	841		841	1,735		1,735
Non-controlling interest in partnership investments	583		583	(125)		(125)
Investment portfolio results	$2,625		$(8,894)	$5,093		$(99)
Less: Non-controlling interest in Calamos Investments LLC		8,614			3,686
Deferred income taxes		1,075			558
Change in accumulated other comprehensive loss		$(1,830)			$(948)

Our investment portfolio lost $8.9 million in the second quarter of 2013 and $99,000 in the first six months of 2013. These results primarily reflect unrealized losses from investment securities and realized losses on option contracts used to hedge market value fluctuations in our corporate investment portfolio.

Income Tax Provision

Calamos Investments LLC (“Calamos Investments”) is subject to certain income-based state taxes; therefore, income taxes reflect not only the portion attributed to us but also income taxes attributable to non-controlling interests. Our effective income tax rate for the second quarter and first six months of 2013 was approximately 58.2% and 47.0%, respectively, compared to 69.6% and 48.6% for the second quarter and first six months of 2012.

The effective tax rates for the second quarter and first six months of 2013 and 2012, include the impact of an increase in the deferred tax valuation allowance of $900,000 and $1.9 million, respectively, to reduce our deferred income tax assets to an amount that is more likely than not to be realized. Excluding the deferred tax valuation allowance, our effective income tax rates would be 37.7% and 37.6% for the second quarter and first six months ended June 30, 2013, and 37.8% and 37.6% for the second quarter and first six months ended June 30, 2012.

As of June 30, 2013, the net deferred tax asset was $2.2 million and the ultimate realization of this deferred tax asset is dependent upon the generation of sufficient capital gains prior to the expiration of capital loss carryforwards in 2013 and 2014.

Net Income

Net income attributable to CAM was $1.8 million and $5.1 million for the second quarter and first six months of 2013, respectively, compared to $1.8 million and $8.9 million for the second quarter and first six months of 2012. Non-GAAP net income attributable to CAM was $4.5 million and $9.6 million for the second quarter and first six months of 2013, respectively, compared to $6.0 million and $12.2 million for the second quarter and first six months of 2012. See “Supplemental Non-GAAP Financial Measures” below for descriptions of non-GAAP financial measures and a reconciliation of non-GAAP financial measures to GAAP financial measures.

The Calamos Interests has reserved the right to exchange its interest in Calamos Investments for newly issued Class A common shares. At the time of exchange, the Calamos Interests would be granted Class A common shares with a value equal to the fair value of its ownership in Calamos Investments. The method for determining the number of shares the Calamos Interests receive upon exchange is described in Section 3 (c) (ii) of Article IV of the Second Amended and Restated Certificate of Incorporation of CAM. Based upon the number of outstanding shares of Class A common stock at June 30, 2013, and excluding the value of assets we own other than our 22.2% interest in Calamos Investments, such exchange would result in the Calamos Interests receiving 77.8% of CAM’s then outstanding Class A common stock.

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

Supplemental Non-GAAP Financial Measures

We provide investors with certain adjusted, non-GAAP financial measures including non-GAAP net income attributable to CAM and non-GAAP diluted earnings per share. These non-GAAP financial measures are provided to supplement our consolidated financial statements presented on a GAAP basis. These non-GAAP financial measures adjust GAAP financial measures to include the tax benefit from the amortization of deferred taxes on intangible assets and to exclude the increase in deferred tax valuation allowance and CAM’s non-operating income (loss), net of taxes. We believe these adjustments are appropriate to enhance an overall understanding of our operating financial performance, as well as to facilitate comparisons with our historical earnings results. These adjustments to our GAAP results are made with the intent of providing investors a more complete understanding of our underlying earnings results and trends and our marketplace performance. In addition, these non-GAAP financial measures are among the primary indicators management uses as a basis of managing our business.

The presentation of this additional information is not meant to be considered in isolation or as a substitute for the directly comparable financial measures prepared in accordance with GAAP. Investors should review the reconciliations of the non-GAAP financial measures to their most directly comparable GAAP financial measures as provided in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Net income attributable to CAM	$1,841	$1,814	$5,075	$8,853
Adjustments:
Deferred tax amortization on intangible assets	1,979	1,979	3,958	3,958
Increase in deferred tax valuation allowance	900	1,900	900	1,900
Non-operating (income) loss, net of taxes	(178)	279	(330)	(2,487)
Non-GAAP net income attributable to CAM	$4,542	$5,972	$9,603	$12,224
Diluted – Weighted average shares outstanding	20,661,447	20,802,688	20,727,969	20,713,171
Diluted earnings per share	$0.09	$0.09	$0.24	$0.43
Non-GAAP diluted earnings per share	$0.22	$0.29	$0.46	$0.59

Non-GAAP net income attributable to CAM is calculated by adjusting the following items from GAAP net income attributable to CAM:

(i)	amortization of deferred taxes on intangible assets associated with the election under section 754 of the Internal Revenue Code of 1986, as amended (Section 754 election);

(ii)	increase in deferred tax valuation allowance; and

(iii)	CAM’s non-operating income (loss), net of taxes.

Non-GAAP diluted earnings per share is calculated by dividing Non-GAAP net income attributable to CAM by diluted weighted average shares outstanding.

The deferred tax assets from the Section 754 election allows for a quarterly reduction of approximately $2.0 million in future income taxes owed by us through 2019, to the extent that a tax payable exists during the quarter. As a result, this cash savings will accrue solely for the benefit of the shareholders of CAM’s common stock. We believe that adjusting this item from the calculation of the above non-GAAP items can be a useful measure in allowing investors to see our performance. The change in the allowance on the deferred tax asset is excluded from the above non-GAAP items as it may fluctuate in future periods affecting prior period comparisons. Non-operating income (loss) is excluded from the above non-GAAP items as it can distort comparisons between periods. As noted above, we believe that measures excluding these items are useful in analyzing operating trends and allowing for more comparability between periods, which may be useful to investors.

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

The following table summarizes our principal sources of liquidity as of June 30, 2013 and December 31, 2012:

(in thousands)	June 30, 2013	December 31, 2012	Increase (Decrease)
Cash and cash equivalents	$76,989	$106,796	$(29,807)
Investment securities	386,249	349,404	36,845
Derivatives, net	—	132	(132)
Partnership investments, net of non-controlling interests	22,331	40,416	(18,085)
Total corporate investment portfolio	$485,569	$496,748	$(11,179)

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

Calamos Investments is the borrower of our $92.1 million in long-term debt. Calamos Investments was in compliance with all financial covenants as of June 30, 2013 and December 31, 2012. Calamos Investments currently has an investment-grade BBB+ rating from Standard & Poor’s.

The following is a summary of our covenant compliance as of June 30, 2013 with the defined terms and covenants having the same meanings set forth under our amended note purchase agreements:

Covenant	June 30, 2013
EBITDA/interest expense — not less than 3.0	18.66
Debt/EBITDA — not more than 2.75	0.82
Investment coverage ratio — not less than 1.175	4.50
Net worth — not less than $160 million	$329.4 million

The following tables summarize key data relating to our liquidity and capital resources:

(in thousands)	June 30, 2013	December 31, 2012
Statements of financial condition data:
Cash and cash equivalents	$76,989	$106,796
Receivables	22,195	27,626
Investment securities and derivatives, net	386,249	349,536
Partnership investments, net of non-controlling interest	22,331	40,416
Deferred tax assets, net	51,322	55,308
Long-term debt	92,115	92,115

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

Cash flows for the first six months ended June 30, 2013 and 2012 are shown below:

	June 30,
(in thousands)	2013	2012
Cash flow data:
Net cash provided by operating activities	$37,081	$54,977
Net cash provided by (used in) investing activities	(21,207)	2,718
Net cash used in financing activities	(45,681)	(41,551)

Net cash provided by operating activities totaled $37.1 million for the six months ended June 30, 2013. These net cash flows are primarily attributable to investment management and distribution and underwriting fees generated by core business activities, partially offset by staff, distribution, and other operating expenses.

Net cash used in investing activities totaled $21.2 million for the six months ended June 30, 2013. The net cash used in investing activities primarily represents net cash outflows as a result of CAM investing $30.0 million and Calamos Investments investing $5.0 million, for a combined $35.0 million, in the Calamos Long/Short Mutual Fund to provide additional seed capital. Net cash outflows also included $2.0 million of investments in a new investment strategy, $1.8 million of dividends reinvestments and $1.7 million on our derivatives, which are used as economic hedges against the equity price risk in our investment portfolio. These outflows were partially offset by net cash inflow as a result of the liquidation of a portion of our interest in one of our partnership investments totaling $18.7 million. The remaining sales and repurchases of investment securities totaling $252.2 million, had no impact on cash used in investing activities. These sales and repurchases were the result of us realizing gains on our investment securities as a result of our tax harvesting strategy.

Net cash used in financing activities totaled $45.7 million for the six months ended June 30, 2013, largely representing pro rata distributions from Calamos Investments paid to non-controlling interests in the amount of $32.5 million and dividends paid to CAM’s common shareholders in the amount of $5.1 million. Pro rata distributions from Calamos Investments were also paid to CAM in the amount of $9.3 million. These distributions are not reflected in the net cash flows used in financing activities; however they increase the cash available exclusively to CAM’s common shareholders. Net cash used in financing activities was also due to Calamos Investments' repurchase of $8.1 million in Class A common stock as a result of our stock repurchase program. Finally, we expect cash flows from financing activities to change with tax distributions based on the levels of income that we generate.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are summarized in note 2 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012. A complete discussion of critical accounting policies is included in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2012. Other than the changes to our critical accounting policies and estimates noted below, there were no significant changes in our significant accounting policies or critical accounting policies during the six months ended June 30, 2013.
Investment Securities
During the second quarter ended June 30, 2013, management's evaluation of other-than-temporary impairment on available-for-sale securities was added to the critical accounting policies and estimates due to the impact that changes in assumptions may have on our consolidated financial statements.
Investment securities that are available-for-sale are evaluated for other-than-temporary impairment on a quarterly basis when the cost of an investment exceeds its fair value. When evaluating these securities, we consider many factors, including the duration of the impairment, the severity of the impairment, subsequent changes in value, the Company's intent and ability to hold these securities for a period of time sufficient to allow for recovery of the market value, and the nature of the securities held. When an impairment of an equity security is determined to be other-than-temporary, the impairment is recognized in earnings.
While we believe that we have accurately estimated the amount of our other-than-temporary impairment on our available-for-sale securities, different assumptions may result in changes to the recorded amounts in our consolidated financial statements.
Income Tax Provision (Benefit)
Management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against deferred tax assets. During the second quarter of 2013, we recorded a $900,000 valuation allowance to reduce our deferred income tax assets to the amount that is more likely than not to be realized based on available evidence at the time the estimate was made. The valuation allowance on the deferred tax assets relates to our capital loss carryforward. Determining the valuation allowance requires management to make significant judgments and assumptions. In determining the valuation allowance we used historical and forecasted future realized and unrealized gains and losses on our investments, and future tax planning strategies. Each quarter we re-evaluate our estimate related to the valuation allowance, including our assumptions about future taxable income.
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
Management determined that a valuation allowance was not required on our deferred tax assets related to our step-up in tax basis to fair market value for our intangible assets under our election made under Section 754 of the Internal Revenue Code of 1986, as amended, that occurred during our initial public offering. In the event that sufficient taxable income of the same character is not recognized in future years, a valuation allowance may be required.
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

During 2009, CAM’s certificate of incorporation was amended to provide that units in Calamos Investments are exchangeable into Class A shares of CAM on a fair value basis rather than a one-to-one basis, as previously provided. This change is referred to from time to time herein as the “de-unitization”. As a result of the de-unitization, Calamos Interests’ ownership in Calamos Investments is no longer reflected in the diluted share count presented in CAM’s financial statements and the determination of the market capitalization of the fully consolidated business cannot be easily determined by the product of share price and weighted average number of shares. There is a divergence within the financial community on how to calculate CAM’s market capitalization with some market analysts basing the market capitalization solely on the outstanding share count of CAM’s Class A common stock and others grossing-up CAM’s market capitalization by its 22.2% ownership in Calamos Investments. The following illustration and accompanying table highlight the uniqueness of CAM’s ownership structure in determining the fully consolidated market capitalization. This illustration is based on the closing price of CAM’s Class A common stock of $10.50 on June 30, 2013.

Other Assets as of June 30, 2013, included cash and cash equivalents, investment securities and current income tax receivables with a combined book value of $71.4 million, which approximates fair value, as well as net deferred tax assets with a book value of $51.3 million. The most significant deferred tax asset relates to an election made under section 754 of the Internal Revenue Code following CAM’s initial public offering that expires in 2019, which allows CAM to reduce future income tax payments by $7.9 million annually. The net present value of the net deferred tax assets is $33.9 million if a hypothetical 12% discount rate were applied over the remaining life of the assets. Using this assumption, Other Assets would collectively have a discounted present value of $105.3 million, or $5.32 per share. Assuming CAM’s stock price fully reflects the Other Assets’ discounted present value of $5.32 per share, it can be inferred that CAM’s remaining stock price of $5.18 ($10.50 - $5.32) would be attributable to CAM’s 22.2% ownership interest in Calamos Investments. With these assumptions, the market capitalization associated with CAM’s ownership in Calamos Investments can be estimated by multiplying CAM’s share price attributable to Calamos Investments ($5.18) by the number of CAM’s Class A common shares outstanding (19.8 million) to yield an estimated market capitalization of $102.4 million as of June 30, 2013. This result, however, must be divided by CAM’s 22.2% ownership of Calamos Investments to determine the total implied market capitalization of Calamos Investments of $461.1 million. Adding the discounted present value of CAM’s Other Assets to the market capitalization of Calamos Investments indicates that the fully consolidated market capitalization of CAM would be estimated at $566.4 million as of June 30, 2013.

The above example assumes that CAM’s stock price reflects the entire discounted present value of the Other Assets. If, however, no value were ascribed to the Other Assets, in CAM’s stock price, the fully consolidated market capitalization of CAM would be estimated at $935.3 million as presented in the table below.

The following calculation summarizes CAM’s fully consolidated market capitalization both including and excluding the discounted present value of assets owned exclusively by CAM, which does not take into consideration premiums or discounts for control or marketability:

	No Recognition of CAM's Other Assets		Full Recognition of CAM's Other Assets
(in thousands, except share data) (1)	Ownership in Calamos Investments	Other Assets	Ownership in Calamos Investments	Other Assets
Divide:
Discounted value of CAM's Other Assets		—		$105,306
Class A shares outstanding at June 30, 2013		19,780,068		19,780,068
Discounted value per share of CAM's Other Assets		—		$5.32
Multiply:
Share price attributed to assets	$10.50	—	$5.18	$5.32
Class A shares outstanding at June 30, 2013	19,780,068	19,780,068	19,780,068	19,780,068
Market capitalization of outstanding shares	$207,691	—	$102,385	$105,306
Divide by:
CAM’s percentage ownership	22.2%	100%	22.2%	100%
Market capitalization associated with CAM's assets	$935,316		$461,081	$105,306
Fully consolidated market capitalization	$935,316		$566,387

Similarly, our Board of Directors may be required to determine the fair values of CAM’s assets. This requirement would be necessitated should the Calamos Interests choose to exchange all or a portion of their ownership interest in Calamos Investments for shares of CAM’s

Class A common stock (“the Exchange”). Effective March 1, 2009, the Exchange provisions as set forth in CAM’s Schedule 14C filed with the Securities and Exchange Commission on January 12, 2009 require that the Exchange be based on a fair value approach. Assuming that our Board of Directors used the market price of CAM’s Class A share common stock as the basis for determining fair value, the following table presents a potential range of the number of CAM shares of Class A common stock that the Calamos Interests would have received upon Exchange at June 30, 2013:

(in thousands, except share data) (1)	No Recognition of CAM's Other Assets	Full Recognition of CAM's Other Assets
Market capitalization associated with CAM's investment in Calamos Investments (see table above)	$935,316	$461,081
Multiply by:
Calamos Interests' ownership in Calamos Investments	77.8%	77.8%
Calamos Interests’ value exchanged for Class A common stock	$727,626	$358,696
Divide by:
Share price of CAM Class A common stock	$10.50	$10.50
Shares issued to the Calamos Interests upon Exchange	69,298,020	34,161,896

(1)
The ownership percentages and share prices presented in the tables have been approximated for presentation purposes yet the values presented are derived from the precise ownership percentages and share prices.

Forward-Looking Information

This report and other documents or statements made or filed by us contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may include, without limitation: statements regarding proposed new products; results of operations or liquidity; projections, predictions, expectations, estimates or forecasts of our business; financial and operating results and future economic performance; market capitalization; management's goals and objectives; payment of dividends; and other similar expressions concerning matters that are not historical facts.

Forward-looking statements may sometimes be identified by words such as “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “opportunity,” “potential,” “predict,” “seek,” “should,” “trend,” “will,” “would,” and similar expressions.

Forward-looking statements are not a guarantee of future performance or results, or of the date of such performance or results, if achieved. Forward-looking statements are based on information available and known at the time those statements are made as well as management's good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements, including risks not otherwise listed or described in this report.

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

Further, the value and composition of our assets under management are, and will continue to be, influenced by a variety of factors including, among other things: purchases and redemptions of shares of the open-end funds and other investment products; fluctuation in both the underlying value and liquidity of the financial markets around the world that result in appreciation or depreciation of assets under management; open-end fund capital gain distributions; our ability to access capital markets; our introduction of new investment strategies, products and programs; our ability to educate our clients about our investment philosophy and provide them with best-in-class service; the relative investment performance of our products as compared to competing offerings and market indices; competitive conditions in the pooled fund, asset management and broader financial services sectors; investor sentiment and confidence; our decision to open or close products and strategies; and our ability to execute on our strategic plan to expand the business. Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2012 discusses some of these and other important factors in detail under the caption “Risk Factors.”

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

An analysis of our market risk was included in our Annual Report on Form 10-K for the year ended December 31, 2012. There were no material changes to the Company’s market risk during the six months ended June 30, 2013.

Item 4. Controls and Procedures

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2013, and has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in the Company’s internal control over financial reporting that occurred during the second quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business, we may be party to various legal proceedings from time to time. Currently, there are no legal proceedings that management believes may have a material effect on our consolidated financial position or results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May be Purchased Under the Plans or Programs
April 1 – April 30, 2013	87,662	$11.00	87,662	2,599,869
May 1 – May 31, 2013	74,424	10.98	74,424	2,525,445
June 1 – June 30, 2013	275,948	10.60	275,948	2,249,497
Total	438,034	$10.75	438,034	2,249,497

On February 4, 2013, the Company announced a repurchase program of up to 3 million shares of the Company’s outstanding Class A Common Stock by Calamos Investments LLC.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3(i)
Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3(i) to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2009).

3(ii)
Second Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3(ii) to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2009).

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

4.3
Note Purchase Agreement, dated as of July 13, 2007, by and among Calamos Investments LLC and various institutional investors (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2007).

4.4
Waiver and First Amendment to 2007 Note Purchase Agreement, dated as of December 22, 2008, between Calamos Investments LLC and various institutional investors (incorporated by reference to Exhibit 4.5 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2008).

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

CALAMOS ASSET MANAGEMENT, INC.
(Registrant)

Date:	August 7, 2013	By: /s/ Nimish S. Bhatt
Name: Nimish S. Bhatt
Title: Senior Vice President and Chief Financial Officer