Form 10-Q
period 2013-09-30
Calamos Asset Management, Inc. /DE/
filed 2013-11-04
CIK 1299033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-Q
________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2013

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
___________________

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

At October 31, 2013, the company had 20,530,571 shares of Class A common stock and 100 shares of Class B common stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share data)

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$71,582	$106,796
Receivables:
Affiliates and affiliated funds	15,494	17,756
Customers	7,335	9,870
Investment securities	416,075	349,404
Derivative assets	—	132
Partnership investments, net	47,009	60,828
Prepaid expenses	2,971	2,240
Deferred tax assets, net	7,156	7,110
Other current assets	3,114	804
Total current assets	570,736	554,940
Non-current assets:
Deferred tax assets, net	39,670	48,198
Goodwill	6,380	6,380
Property and equipment, net of accumulated depreciation and amortization ($60,584 at September 30, 2013 and $57,190 at December 31, 2012)	16,979	19,522
Other non-current assets	2,936	3,561
Total non-current assets	65,965	77,661
Total assets	$636,701	$632,601
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current liabilities:
Distribution fees payable	$11,076	$12,937
Accrued compensation and benefits	21,878	23,953
Current portion of long-term debt	46,160	—
Interest payable	1,240	2,729
Accrued expenses and other current liabilities	6,307	5,288
Total current liabilities	86,661	44,907
Non-current liabilities:
Long-term debt	45,955	92,115
Deferred rent	9,092	9,275
Other non-current liabilities	2,987	4,455
Total non-current liabilities	58,034	105,845
Total liabilities	144,695	150,752
STOCKHOLDERS’ EQUITY
Class A common stock, $0.01 par value; authorized 600,000,000 shares; 24,537,707 shares issued and 19,633,357 shares outstanding at September 30, 2013; 24,386,015 shares issued and 20,386,015 shares outstanding at December 31, 2012	245	244
Class B common stock, $0.01 par value; authorized 1,000 shares; 100 shares issued and outstanding at September 30, 2013 and December 31, 2012	—	—
Additional paid-in capital	216,980	215,637
Retained earnings	77,788	77,714
Accumulated other comprehensive income (loss)	1,504	(737)
Treasury stock; 4,904,350 shares at September 30, 2013 and 4,000,000 at December 31, 2012	(97,432)	(95,215)
Calamos Asset Management, Inc. stockholders’ equity	199,085	197,643
Non-controlling interest in Calamos Investments LLC (Calamos Interests)	271,127	263,794
Non-controlling interest in partnership investments	21,794	20,412
Total non-controlling interest	292,921	284,206
Total stockholders’ equity	492,006	481,849
Total liabilities and stockholders’ equity	$636,701	$632,601

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Nine Months Ended September 30, 2013 and 2012
(in thousands, except share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
REVENUES
Investment management fees	$51,289	$64,402	$159,886	$195,050
Distribution and underwriting fees	13,024	16,684	40,730	52,444
Other	652	761	1,992	2,305
Total revenues	64,965	81,847	202,608	249,799
EXPENSES
Employee compensation and benefits	23,508	19,781	67,453	62,926
Distribution expenses	12,913	15,957	40,085	49,992
Marketing and sales promotion	4,208	4,608	11,536	14,562
General and administrative	8,912	9,768	27,591	30,596
Total operating expenses	49,541	50,114	146,665	158,076
Operating income	15,424	31,733	55,943	91,723
NON-OPERATING INCOME
Net interest expense	(1,456)	(1,396)	(4,307)	(4,220)
Investment and other income	6,786	4,152	12,128	25,508
Total non-operating income	5,330	2,756	7,821	21,288
Income before income tax provision	20,754	34,489	63,764	113,011
Income tax provision	1,603	2,314	6,154	10,879
Net income	19,151	32,175	57,610	102,132
Net income attributable to non-controlling interest in Calamos Investments LLC (Calamos Interests)	(15,000)	(26,384)	(48,259)	(86,974)
Net income attributable to non-controlling interest in partnership investments	(1,454)	(1,058)	(1,579)	(1,572)
Net income attributable to Calamos Asset Management, Inc.	$2,697	$4,733	$7,772	$13,586

Earnings per share:
Basic	$0.14	$0.23	$0.39	$0.67
Diluted	$0.13	$0.23	$0.38	$0.66

Weighted average shares outstanding:
Basic	19,671,742	20,373,585	19,998,922	20,316,901
Diluted	20,387,651	20,802,592	20,599,821	20,698,105

Cash dividends per share	$0.125	$0.11	$0.375	$0.30

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and Nine Months Ended September 30, 2013 and 2012
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$19,151	$32,175	$57,610	$102,132
Other comprehensive income, before income tax provision
Unrealized gains on available-for-sale securities:
Changes in unrealized gains	20,094	15,115	20,485	21,469
Reclassification adjustment for (gains) losses included in net income	610	534	(4,973)	(20,040)
Other comprehensive income, before income tax provision	20,704	15,649	15,512	1,429
Income tax provision related to other comprehensive income	1,874	1,276	1,316	116
Other comprehensive income, after income tax provision	18,830	14,373	14,196	1,313
Comprehensive income	37,981	46,548	71,806	103,445
Comprehensive income attributable to non-controlling interest in Calamos Investments LLC (Calamos Interests)	(30,641)	(38,579)	(60,218)	(88,094)
Comprehensive income attributable to non-controlling interest in partnership investments	(1,454)	(1,058)	(1,579)	(1,572)
Comprehensive income attributable to Calamos Asset Management, Inc.	$5,886	$6,911	$10,009	$13,779

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2013
(in thousands, except share data)
(unaudited)

	CALAMOS ASSET MANAGEMENT, INC. STOCKHOLDERS’ EQUITY
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non- controlling interest in Calamos Investments LLC (Calamos Interests)	Non- controlling interest in partnership investments	Total
Balance at December 31, 2012	$244	$215,637	$77,714	$(737)	$(95,215)	$263,794	$20,412	$481,849
Net income	—	—	7,772	—	—	48,259	1,579	57,610
Changes in unrealized gains on available-for-sale securities, net of income taxes	—	—	—	2,933	—	15,828	—	18,761
Reclassification adjustment for gains on available-for-sale securities included in income, net of income taxes	—	—	—	(696)	—	(3,869)	—	(4,565)
Issuance of common stock (151,692 Class A common shares)	1	(1)	—	—	—	—	—	—
Repurchase of common stock by Calamos Investments LLC (904,350 Class A common shares)	—	—	—	—	(2,157)	(7,560)	—	(9,717)
Impact of the redemption of common stock from Calamos Investments LLC by Calamos Asset Management, Inc. (7,136 Class A common shares)	—	60	—	—	(60)	—	—	—
Cumulative impact of changes in ownership of Calamos Investments LLC	—	333	(4)	4	—	(723)	—	(390)
Distribution to non-controlling interest in partnership investments	—	—	—	—	—	—	(197)	(197)
Compensation expense recognized under stock incentive plans	—	1,084	—	—	—	3,803	—	4,887
Impact on non-controlling interest as a result of dividends paid to Calamos Investments LLC on repurchased common stock	—	(133)	—	—	—	133	—	—
Dividend equivalent accrued under stock incentive plans	—	—	(174)	—	—	(607)	—	(781)
Distributions paid to non-controlling interests in Calamos Investments LLC (Calamos Interests)	—	—	—	—	—	(47,931)	—	(47,931)
Dividends declared	—	—	(7,520)	—	—	—	—	(7,520)
Balance at September 30, 2013	$245	$216,980	$77,788	$1,504	$(97,432)	$271,127	$21,794	$492,006

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2013 and 2012
(in thousands)
(unaudited)

	2013	2012
Cash and cash equivalents at beginning of period	$106,796	$102,166
Cash flows provided by operating activities:
Net income	57,610	102,132
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	2,121	3,621
Other depreciation and amortization	3,441	4,199
Deferred rent	(183)	(101)
Change in unrealized gains on CFS securities, derivative assets, derivative liabilities and partnership investments, net	(2,306)	(5,322)
Net realized gain on sale of investment securities, derivative assets, derivative liabilities and partnership investments, net	(5,131)	(15,917)
Increase in deferred tax asset valuation allowance	900	1,900
Deferred taxes	6,170	7,124
Stock based compensation	4,887	3,300
Employee taxes paid on vesting under stock incentive plans	(294)	(916)
(Increase) decrease in assets:
Receivables:
Affiliates and affiliated funds, net	2,262	(77)
Customers	2,535	(995)
Other assets	(4,579)	(2,196)
Decrease in liabilities:
Distribution fees payable	(1,861)	(133)
Accrued compensation and benefits	(2,075)	(3,554)
Accrued expenses and other liabilities	(2,623)	(1,667)
Net cash provided by operating activities	60,874	91,398
Cash flows used in investing activities:
Net additions to property and equipment	(856)	(1,431)
Purchase of investment securities	(374,360)	(326,386)
Proceeds from sale of investment securities	329,686	330,678
Net purchases of derivatives	(1,720)	(12,327)
Net changes in partnership investments	16,426	(1,401)
Net cash paid for acquisition, net of cash acquired	—	(3,392)
Net cash used in investing activities	(30,824)	(14,259)
Cash flows used in financing activities:
Excess tax liability on vesting under stock incentive plans	(96)	(97)
Repurchase of common stock by Calamos Investments LLC (904,350 Class A common shares)	(9,717)	—
Distributions paid to non-controlling interest in Calamos Investments LLC (Calamos Interests)	(47,931)	(55,203)
Cash dividends paid to common stockholders	(7,520)	(6,104)
Net cash used in financing activities	(65,264)	(61,404)
Net increase (decrease) in cash	(35,214)	15,735
Cash and cash equivalents at end of period	$71,582	$117,901
Supplemental disclosure of cash flow information:
Cash paid for:
Income taxes, net	$1,593	$1,972
Interest	$5,954	$5,954

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

(1) Organization and Description of Business

Calamos Asset Management, Inc. (“CAM”) is a holding company and as of September 30, 2013 owned 22.2% of Calamos Investments LLC (“Calamos Investments”). CAM, together with Calamos Investments and Calamos Investments’ subsidiaries (the “Company”), operates the investment advisory and distribution services businesses reported within these consolidated financial statements. CAM operates and controls all of the business and affairs of Calamos Investments and, as a result of this control, consolidates the financial results of Calamos Investments with its own financial results. The remaining 77.8% ownership interest in Calamos Investments is held by Calamos Family Partners, Inc. (“CFP”), a Delaware corporation, and John P. Calamos, Sr. the Chairman, Chief Executive Officer and Global Co-Chief Investment Officer of CAM. CFP and John P. Calamos, Sr. (collectively "Calamos Interests"), ownership interest, in accordance with applicable accounting guidance, is reflected and referred to within these consolidated financial statements as “non-controlling interest in Calamos Investments LLC”. As shown in the diagram below, CFP also owns all of CAM’s outstanding Class B common stock, which represents 97.4% of the combined voting power of all classes of CAM’s voting stock. The graphic below illustrates our organizational and ownership structure as of September 30, 2013:

______

(1)	Represents combined economic interest of Calamos Family Partners, Inc. and John P. Calamos, Sr. who is also a member of Calamos Investments LLC.

(2)
Represents combined economic interest of all public stockholders, including John P. Calamos, Sr., Nick Calamos and John P. Calamos, Jr.’s combined 11.88% ownership interest of Class A common stock. The calculation of ownership interest includes options and RSUs that vest within 60 days, as well as CFP’s ownership interest in Class A common stock purchased by Calamos Investments, pursuant to the Company’s share repurchase plan.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

The Company primarily provides investment advisory services to individuals and institutional investors through a number of investment products that include open-end funds and closed-end funds (the “Funds”), separate accounts, offshore funds and partnerships, as well as provides model portfolio design and oversight for separately managed accounts. The subsidiaries through which the Company provides these services include: Calamos Advisors LLC (“CAL”), a Delaware limited liability company and registered investment advisor; Calamos Financial Services LLC (“CFS”), a Delaware limited liability company and registered broker-dealer; Calamos Wealth Management LLC, a Delaware limited liability company and registered investment advisor; and Calamos Investments LLP, a United Kingdom limited liability partnership, registered investment advisor with the Financial Conduct Authority in the United Kingdom, and a global distributor of the offshore funds and Company products. For reporting purposes, the offshore funds are reported within the open-end funds.

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

The consolidated financial statements as of September 30, 2013 and for the three and nine months ended September 30, 2013 and 2012 have not been audited by the Company’s independent registered public accounting firm. In the opinion of management, these statements contain all adjustments, including those of a normal recurring nature, necessary for fair presentation of the financial condition and results of operations. The results for the interim periods presented are not necessarily indicative of the results to be obtained for a full fiscal year. This Form 10-Q filing should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

The Calamos Interests’ combined 77.8% and 77.9% ownership interest in Calamos Investments as of September 30, 2013 and December 31, 2012, respectively, is represented as a non-controlling interest in Calamos Investments LLC in the Company’s consolidated financial statements. Non-controlling interest in Calamos Investments is derived by multiplying the historical equity of Calamos Investments by the Calamos Interests’ aggregate ownership percentage for the periods presented. Issuances and repurchases of CAM’s common stock may result in changes in CAM’s ownership percentage and to the non-controlling interests’ ownership percentage of Calamos Investments with resulting changes reflected in the consolidated statement of changes in stockholders’ equity. Income is allocated based on the average ownership interest during the period in which the income is earned.

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

Treasury Stock

During the first quarter of 2013, the Company’s board of directors approved a Class A common share repurchase program. Under the repurchase program, Calamos Investments is authorized to repurchase up to 3 million shares of CAM’s common stock. The share repurchases are expected to occur over the next 2 years. The program was implemented primarily to manage the dilution from share issuances under the Company’s incentive compensation plan. During the nine months ended September 30, 2013, Calamos Investments repurchased 904,350 Class A common stock, at an average purchase price of $10.74 and a total cost of $9.7 million. As Calamos Investments is consolidated with CAM, the repurchased shares are reported as treasury shares.  As such, CAM’s 22.2% ownership interest in these shares totaling $2.2 million is reported in treasury stock, with Calamos Interests’ 77.8% ownership interest in these shares totaling $7.6 million reported in non-controlling interest in the consolidated statements of financial condition. The total shares repurchased are not included in the calculation of basic and diluted earnings per share in accordance with GAAP.

During the third quarter of 2013, CAM redeemed 7,136 Class A common shares from Calamos Investments for a value of $77,000 which represents the fair value of the shares on the date of redemption. As Calamos Investments is consolidated with CAM, the impact of the distribution reflecting the non-controlling interest is $60,000.

During the third quarter and nine months ended September 30, 2013, dividends on shares held by Calamos Investments totaled $112,000 and $171,000, respectively. The payment of these dividends increased Calamos Investments' equity resulting in a $87,000 adjustment for the third quarter, and a $133,000 adjustment for the nine months ended September 30, 2013 from additional paid in capital to non-controlling interest in Calamos Investments LLC, in the consolidated statement of changes in stockholders' equity. This adjustment represents Calamos Interests' ownership interest in those dividend payments.

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

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

Income Taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. During the second quarter ended June 30, 2013, the Company recorded a valuation allowance to reduce its deferred income tax assets to an amount that is more likely than not to be realized based on available evidence at the time the estimate was made. No additional adjustment to the valuation allowances was made in the third quarter ended September 30, 2013. Determining a valuation allowance requires management to make significant judgments and assumptions. In determining a valuation allowance the Company uses historical and forecasted future realized and unrealized gains and losses on its investment, ongoing tax planning strategies, and forecasts of future taxable income. Each quarter, the Company re-evaluates its estimates related to its valuation allowance, including its assumptions about future taxable income. Applying its tax harvesting strategies, the Company's capital loss carryforward is used against realized gains on its investment, derivative assets, derivative liabilities and partnership investments. See Note 10, Income Taxes for more discussion related to the deferred tax valuation allowance.
For a comprehensive disclosure of the Company's significant accounting policies, see the Company's Annual Report on Form 10-K for the year ended December 31, 2012.
(3) Investment Securities

As a registered broker-dealer, CFS is required to carry all investment securities it owns at fair value and record all changes in fair value in current earnings. As such, unrealized gains and losses on CFS securities, as well as realized gains and losses on all investment securities, are included in investment and other income in the consolidated statements of operations. The following tables provide a summary of investment securities owned by the Company as of September 30, 2013 and December 31, 2012:

	September 30, 2013
(in thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
Funds
Equity	$212,069	$12,257	$(1)	$224,325
Fixed income	105,443	291	(2,844)	102,890
Lower-volatility equity	45,501	1,950	—	47,451
Alternative	35,269	192	—	35,461
Other	1,385	65	(10)	1,440
Total Funds	399,667	14,755	(2,855)	411,567
Common stock	132	39	—	171
Total available-for-sale securities	$399,799	$14,794	$(2,855)	$411,738
CFS securities:
Total CFS securities	$3,913	$424	$—	$4,337
Total investment securities				$416,075

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

Of the $415.9 million and $349.3 million investments in Funds at September 30, 2013 and December 31, 2012, respectively, $364.6 million and $295.0 million, respectively, were invested in affiliated funds.

The aggregate fair value of available-for-sale investment securities that were in an unrealized loss position at September 30, 2013 and December 31, 2012 was $79.8 million and $251.3 million, respectively, of which at September 30, 2013 and December 31, 2012 investment securities with a fair value of $0 and $123.9 million, respectively, were in a continuous loss position for 12 months or longer.

The Company recognized an other-than-temporary impairment charge of $4.4 million, recorded on certain available-for-sale securities with unrealized losses during the second quarter ended June 30, 2013. The other-than-temporary impairment charge was reported in non-operating income, in the consolidated statements of operations. As of September 30, 2013, the Company had no investment securities that had been in a continuous loss position for 12 months or longer.

The table below summarizes information on available-for-sale securities as well as the change in unrealized gains and losses on CFS securities for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
(in thousands)
Available-for-sale securities:
Proceeds from sale	$77,465	$54,162	$325,447	$330,678
Gross realized gains on sales	$2,833	$1,833	$10,171	$28,273
CFS securities:
Change in unrealized gains (losses)	$429	$153	$(143)	$318

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

The tables below summarize the tax (provision) benefit on unrealized gains and gains reclassified out of accumulated other comprehensive income on available-for-sale securities for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
(in thousands)	Before-Tax Amount	Tax Provision	After-Tax Amount	Before-Tax Amount	Tax Provision	After-Tax Amount
Available-for-sale securities:
Changes in unrealized gains	$20,094	$(1,823)	$18,271	$15,115	$(1,234)	$13,881
Reclassification adjustment for realized losses included in income	610	(51)	559	534	(42)	492
Other comprehensive income	$20,704	$(1,874)	$18,830	$15,649	$(1,276)	$14,373

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
(in thousands)	Before-Tax Amount	Tax (Provision) Benefit	After-Tax Amount	Before-Tax Amount	Tax (Provision) Benefit	After-Tax Amount
Available-for-sale securities:
Changes in unrealized gains	$20,485	$(1,724)	$18,761	$21,469	$(1,753)	$19,716
Reclassification adjustment for realized gains included in income	(4,973)	408	(4,565)	(20,040)	1,637	(18,403)
Other comprehensive income	$15,512	$(1,316)	$14,196	$1,429	$(116)	$1,313

Reclassification of realized (gains) losses out of accumulated other comprehensive income are reported in non-operating income, in investment income, in the consolidated statements of operations.  See Note 9, Non-operating Income.

(4) Derivative Assets and Liabilities

The Company has used exchange traded option contracts as an economic hedge of price changes in its investment securities portfolio in order to reduce the volatility equity markets have on the fair value of the Company’s corporate investment portfolio and to assist in compliance with its debt covenants. The Company's investment securities totaling $416.1 million at September 30, 2013, consist primarily of positions in several Calamos equity funds and fixed income funds. The equity price risk in the investment portfolio has been hedged using exchange-traded option contracts that correlate most closely with the change in value of the portfolio being hedged. The use of these option contracts is part of a hedge overlay strategy to minimize downside risk in the hedged portfolio. The Company may adjust its hedge position in response to movement and volatility in prices and changes in the composition of the hedged portfolio, but generally is not actively buying and selling contracts.

When applicable, the fair value of option contracts is reported in derivative assets and derivative liabilities in the consolidated statements of financial condition. Net gains and losses on these contracts are reported in investment and other income in the consolidated statements of operations with net losses of $0 and $108,000 for the quarter ended September 30, 2013 and 2012, respectively. Net losses of $1.9 million and $8.2 million were recorded for the nine months ended September 30, 2013 and 2012, respectively. The Company has used these derivatives for risk management purposes but has not designated the contracts as hedges for accounting purposes.

The Company adopted a recent accounting pronouncement that requires certain disclosures if offsetting arrangements exist with the Company’s derivatives instruments. The Company had no derivative instruments outstanding as of September 30, 2013.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

(5) Partnership Investments

Presented below are the underlying assets and liabilities of the partnerships that the Company reports on a net consolidated basis, as well as partnership investments that the Company accounts for under the equity method. These investments are presented collectively as partnership investments, net in the consolidated statements of financial condition as of September 30, 2013 and December 31, 2012.

(in thousands)	September 30, 2013	December 31, 2012
Consolidated partnership:
Securities owned	$35,118	$30,910
Cash and cash equivalents	16,698	12,720
Receivables for securities sold	269	—
Other current assets	324	743
Exchange-traded option contracts	85	13
Securities sold not yet purchased	(7,817)	(5,746)
Payables for securities purchased	(997)	—
Accrued expenses and other current liabilities	(308)	(739)
Total	43,372	37,901
Equity method investment in partnerships	3,637	22,927
Partnership investments, net	$47,009	$60,828

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

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

The following tables provide the hierarchy of inputs used to derive the fair value of the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012, respectively. Foreign currency contracts are carried in our partnership investments and are presented on a net basis where the right of offset exists. There were no material foreign currency contracts for either period presented.

		Fair Value Measurements Using
(in thousands) Description	September 30, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)
Cash and cash equivalents
Money market funds	$3,810	$3,810	$—
Investment securities (Note 3)
Funds
Equity	228,664	228,664	—
Fixed income	102,890	102,890	—
Lower-volatility equity	47,451	47,451	—
Alternative	35,461	35,461	—
Other	1,440	1,440	—
Total Funds	415,906	415,906	—
Common stock	171	171	—
Investment securities	416,077	416,077	—
Derivative assets (Note 4)
Exchange-traded put option contracts	—	—	—
Securities and derivatives owned by partnership (Note 5)
Common stocks	34,789	23,988	10,801
Preferred stocks	151	—	151
Short term investments	270	—	270
Exchange-traded put option contracts	315	315	—
	35,525	24,303	11,222
Securities sold but not yet purchased by partnership (Note 5)
Common stocks	(7,796)	(7,796)	—
Exchange-traded call option contracts	(74)	(74)	—
Forward foreign currency contracts	—	—	—
Securities sold but not yet purchased (Note 3)
Common stocks	(2)	(2)	—
	(7,872)	(7,872)	—
Total	$447,540	$436,318	$11,222

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

The fair value of the Company’s long-term debt, which has a total carrying value of $92.1 million at September 30, 2013 and December 31, 2012, was $104.4 million and $110.1 million, respectively. The fair value of the Company’s payment obligation, which has a carrying value of $3.4 million at September 30, 2013 and December 31, 2012, was $3.3 million and $3.2 million, respectively. This obligation is associated with the Company's purchase of Black Capital, LLC in 2012, with the current portion reported in accrued expenses and other current liabilities and the non-current portion reported in other non-current liabilities in the consolidated statements of financial condition. These fair value estimates are calculated using discounted cash flows based on the Company’s incremental borrowing rates and market inputs for similar bonds for the debt, and the treasury yield curve plus market spread for the payment obligation. The fair value of the debt and payment obligation are based on Level 2 inputs within the fair value hierarchy.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

The carrying value of all other financial instruments approximates fair value due to the short maturities of these financial instruments.

(7) Loans Payable

The Company has access to margin loans for the settlement of call options, as well as an additional source of liquidity. The interest rates that can be charged on margin loans is 2.50% per annum, based on the brokerage firm’s lending rate. These loans are due on demand. The Company can borrow up to 70% of its marginable securities on deposit with its brokerage firm. The Company had no margin loan balances outstanding at September 30, 2013 and December 31, 2012.

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

During the nine months ended September 30, 2013, the Company granted 838,663 RSUs and there were 403,873 RSUs forfeited. During the same period, the Company granted no stock options and there were 93,846 stock options forfeited.

During the nine months ended September 30, 2013, 178,903 RSUs vested with 27,211 units withheld for taxes and 151,692 RSUs converted into an equal number of shares of CAM’s Class A common stock. The total intrinsic value and the fair value of the converted shares was $1.7 million. The total tax benefit realized in connection with the vesting of the RSUs during the nine months ended September 30, 2013 was $184,000, as the Company receives tax benefits based upon the portion of Calamos Investments’ expense that it recognizes.

During the nine months ended September 30, 2013 and 2012, compensation expense recorded in connection with the RSUs and stock options was $4.9 million and $3.3 million, respectively, of which $1,084,000 and $726,000, respectively, was credited as additional paid-in capital after giving effect to the non-controlling interests. The amount of deferred tax asset created was $401,000 and $269,000 during the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013, $19.6 million of total unrecognized compensation expense related to unvested stock option and RSU awards is expected to be recognized over a weighted-average period of 3.4 years.

(9) Non-operating Income

Non-operating income was comprised of the following components for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
(in thousands)
Interest income	$49	$107	$209	$291
Interest expense	(1,505)	(1,503)	(4,516)	(4,511)
Net interest expense	(1,456)	(1,396)	(4,307)	(4,220)

Investment income	5,603	3,187	9,086	22,811
Dividend income	1,020	877	2,755	2,453
Miscellaneous other income	163	88	287	244
Investment and other income	6,786	4,152	12,128	25,508
Non-operating income	$5,330	$2,756	$7,821	$21,288

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

(10) Income Taxes

Calamos Investments is subject to certain income-based state taxes; therefore, income taxes reflect not only the portion attributed to CAM stockholders but also a portion of income taxes attributable to non-controlling interests.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
(in thousands)
Income tax provision	$1,603	$2,314	$6,154	$10,879
Income tax (provision) benefit attributable to non-controlling interest in Calamos Investments	10	377	(37)	183
Income tax provision attributable to CAM	1,613	2,691	6,117	11,062
Net income attributable to CAM	2,697	4,733	7,772	13,586
Income before taxes attributable to CAM	$4,310	$7,424	$13,889	$24,648
CAM’s effective income tax rate	37.4%	36.2%	44.0%	44.9%

As of December 31, 2012, the Company’s total capital loss carryforward was $28.1 million, of which $21.8 million will expire in 2013, $5.8 million will expire in 2014, and $456,000 will expire in 2017, if not used before the expiration dates. As of September 30, 2013, the Company’s valuation allowance on this deferred tax asset was $8.0 million.

The effective tax rates for the first nine months of 2013 and 2012, include the impact of an increase in the deferred tax valuation allowance of $900,000 and $1.9 million, respectively, to reduce our deferred income tax assets to an amount that is more likely than not to be realized. Excluding the deferred tax valuation allowance, our effective income tax rates would be 37.6% and 37.2% for the first nine months ended September 30, 2013 and September 30, 2012, respectively.

(11) Earnings Per Share

The following table reflects the calculation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2013	2012	2013	2012
Earnings per share – basic
Earnings available to common shareholders	$2,697	$4,733	$7,772	$13,586
Weighted average shares outstanding	19,672	20,374	19,999	20,317
Earnings per share – basic	$0.14	$0.23	$0.39	$0.67
Earnings per share – diluted
Earnings available to common shareholders	$2,697	$4,733	$7,772	$13,586
Weighted average shares outstanding	19,672	20,374	19,999	20,317
Dilutive impact of restricted stock units	716	429	601	381
Weighted average diluted shares outstanding	20,388	20,803	20,600	20,698
Earnings per share – diluted	$0.13	$0.23	$0.38	$0.66

When dilutive, diluted shares outstanding are calculated (a) assuming that Calamos Interests exchanged all of their ownership interest in Calamos Investments and their CAM Class B common stock for shares of CAM’s Class A common stock (the "Exchange") and (b) including the effect of outstanding dilutive equity incentive compensation awards. As of September 30, 2013 and 2012, the impact of the Exchange was anti-dilutive and, therefore, excluded from the calculation of diluted earnings per share.

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

The following table shows the number of shares which were excluded from the computation of diluted earnings per share as they were anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Exchange of Calamos Interests’ ownership in Calamos Investments for shares of Class A common stock	31,877,237	41,710,042	31,877,237	41,710,042
Restricted stock units	—	6,934	—	—
Stock options	2,101,568	2,196,591	2,101,568	2,196,591
Total	33,978,805	43,913,567	33,978,805	43,906,633

The maximum number of shares of Class A common stock that could be issued to the Calamos Interests upon exchange is 68,784,032 as of September 30, 2013.

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

In July 2013, the Financial Accounting Standards Board (FASB) issued new guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. This guidance is intended to reduce the diversity in presentation of unrecognized tax benefits. This guidance is effective for annual and interim periods beginning on or after December 15, 2013. The Company’s effective date is January 1, 2014. The Company’s current disclosures conform to this guidance and adopting this guidance does not add to the current disclosure requirements nor impact on the Company’s financial position or results of operations.

In July 2013, the FASB issued new guidance that permits the Fed Funds Effective Swap Rate to be used as a benchmark interest rate for hedge accounting purposes in addition to interest rates on direct United States Treasury obligations and the LIBOR. This guidance is effective for qualifying new or redesigned hedging relationships entered into on or after July 17, 2013. At September 30, 2013, the Company had no hedging relationships in place. The adoption of this guidance had no impact on the Company’s financial position or results of operations.

In February 2013, the FASB issued new guidance that requires an entity to provide additional information about reclassifications out of accumulated other comprehensive income. The amendments in this update supersede and replace the presentation requirements for reclassifications out of accumulated other comprehensive income in previously amended updates. This guidance is effective prospectively for annual and interim periods beginning on or after December 15, 2012. The Company’s effective date is January 1, 2013. The Company has adopted this guidance, which required the Company to disclose the impact of realized gains on net income that were previously reported in accumulated other comprehensive income and were reclassified out. As this pronouncement is disclosure related, the adoption of this guidance had no impact on the Company’s financial position or results of operations.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a firm of 364 full-time associates that primarily provides investment advisory services to institutions and individuals, managing and servicing $27.5 billion in Total Assets as of September 30, 2013. Total Assets includes assets under management totaling $26.6 billion as well as model-based strategies totaling $844 million for separately managed accounts in which we provide model portfolio design and oversight.

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

We market our investment strategies to our clients through a variety of products designed to suit their investment needs. We currently categorize the portfolios that we manage within four investment product types captured in our Funds and separate accounts. The following table lists our Total Assets by product as of September 30, 2013 and 2012.

	September 30,
(in millions)	2013	2012
Funds
Open-end funds	$15,679	$20,213
Closed-end funds	6,019	5,544
Total Funds	21,698	25,757
Separate Accounts
Institutional accounts	3,900	6,193
Managed accounts	1,864	2,343
Total separate accounts	5,764	8,536
Total Assets	$27,462	$34,293

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

Operating Results

Third Quarter and Nine Months Ended September 30, 2013 Compared to Third Quarter and Nine Months Ended September 30, 2012

Total Assets

Total Assets decreased by $6.8 billion, or 20%, to $27.5 billion as of September 30, 2013 from $34.3 billion as of September 30, 2012. Our Total Assets consisted of 79% Funds and 21% separate accounts as of September 30, 2013 and 75% Funds and 25% separate accounts as of September 30, 2012.

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2013	2012	Amount	Percent	2013	2012	Amount	Percent
(in millions)
Funds
Beginning Assets	$20,979	$25,469	$(4,490)	(18)%	$23,329	$25,045	$(1,716)	(7)%
Net redemptions	(612)	(901)	289	(32)%	(3,564)	(1,473)	(2,091)	*
Market appreciation	1,331	1,189	142	12%	1,933	2,185	(252)	(12)%
Ending Assets	21,698	25,757	(4,059)	(16)%	21,698	25,757	(4,059)	(16)%
Average Assets	21,485	25,655	(4,170)	(16)%	22,187	26,119	(3,932)	(15)%
Institutional Accounts
Beginning Assets	3,823	5,650	(1,827)	(32)%	5,191	5,505	(314)	(6)%
Net sales (redemptions)	(243)	191	(434)	*	(1,756)	171	(1,927)	*
Market appreciation	320	352	(32)	(9)%	465	517	(52)	(10)%
Ending Assets	3,900	6,193	(2,293)	(37)%	3,900	6,193	(2,293)	(37)%
Average Assets	3,887	5,945	(2,058)	(35)%	4,352	5,973	(1,621)	(27)%
Managed Accounts
Beginning Assets	1,832	2,265	(433)	(19)%	2,060	2,227	(167)	(7)%
Net redemptions	(125)	(29)	(96)	*	(472)	(124)	(348)	*
Market appreciation	157	107	50	47%	276	240	36	15%
Ending Assets	1,864	2,343	(479)	(20)%	1,864	2,343	(479)	(20)%
Average Assets	1,845	2,326	(481)	(21)%	1,966	2,352	(386)	(16)%
Total Assets
Beginning Assets	26,634	33,384	(6,750)	(20)%	30,580	32,777	(2,197)	(7)%
Net redemptions	(980)	(739)	(241)	33%	(5,792)	(1,426)	(4,366)	*
Market appreciation	1,808	1,648	160	10%	2,674	2,942	(268)	(9)%
Ending Assets	27,462	34,293	(6,831)	(20)%	27,462	34,293	(6,831)	(20)%
Average Assets	$27,217	$33,926	$(6,709)	(20)%	$28,505	$34,444	$(5,939)	(17)%

*	Not meaningful.

Net redemptions in our Funds were $612 million in the third quarter of 2013, compared to net redemptions of $901 million in the third quarter of 2012. Net redemptions for the third quarter of 2013 were due largely to redemptions from our equity and lower-volatility equity funds. Net sales were strongest in our alternative funds, which had net sales of $264 million in the third quarter of 2013. Market appreciation in all of our Funds totaled $1.3 billion in the third quarter of 2013, a favorable change of $142 million from appreciation of $1.2 billion in the third quarter of 2012.

Net redemptions in our Funds were $3.6 billion for the first nine months of 2013 and represent an unfavorable change of $2.1 billion from net redemptions of $1.5 billion in the first nine months of 2012. The increase in net redemptions for the first nine months compared to the prior year was primarily a result of net redemptions in our equity and lower-volatility equity funds. Net sales were strongest in our alternative funds, which had net sales of $602 million in the first nine months of 2013. Market appreciation in all of our Funds totaled $1.9 billion in the first nine months of 2013 and $2.2 billion in the first nine months of 2012.

Separate accounts, which represent institutional and managed accounts, combined net redemptions were $368 million in the third quarter of 2013, compared to net sales of $162 million in the third quarter of 2012. Net redemptions in the first nine months of 2013 were $2.2 billion, compared to net sales in the first nine months of 2012 of $47 million. Separate accounts combined market appreciation was $477 million in the third quarter of 2013, and $459 million in the third quarter of 2012. Market appreciation was $741 million and $757 million in the first nine months of 2013 and 2012, respectively.

Financial Overview

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2013	2012	Amount	Percent	2013	2012	Amount	Percent
(in thousands, except margin)
Operating income	$15,424	$31,733	$(16,309)	(51)%	$55,943	$91,723	$(35,780)	(39)%
Operating margin	23.7%	38.8%	(15.1)%	(39)%	27.6%	36.7%	(9.1)%	(25)%
Net income attributable to Calamos Asset Management, Inc.	$2,697	$4,733	$(2,036)	(43)%	$7,772	$13,586	$(5,814)	(43)%

Operating income for the third quarter of 2013 of $15.4 million decreased by $16.3 million, or 51%, from the third quarter of 2012. Operating margin for the third quarter of 2013 decreased to 23.7% from 38.8% from the third quarter of 2012. Operating income for the first nine months of 2013 decreased by 39% to $55.9 million from $91.7 million for the same period a year ago. Operating margin was 27.6% for the first nine months of 2013, a decline from 36.7% for the first nine months of 2012. The decrease in both operating income and operating margin is attributable to our decrease in investment management fees.

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

The following table summarizes the net distribution fee margin for the third quarter and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
(in thousands)
Distribution and underwriting fees	$13,024	$16,684	$40,730	$52,444
Distribution expenses	(12,913)	(15,957)	(40,085)	(49,992)
Net distribution fees	$111	$727	$645	$2,452
Net distribution fee margin	1%	4%	2%	5%

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

During the quarter ended March 31, 2013, we changed the presentation of our consolidated statements of operations, classifying amortization of deferred sales commissions with distribution expenses. Amortization of deferred sales commissions has become immaterial, with the discontinuation of the sale of Class B shares, making the separate line presentation less meaningful to the financial users.

Revenues

Total revenues decreased by $16.9 million, or 21%, to $65.0 million for the third quarter of 2013 from $81.8 million for the third quarter of 2012. Total revenues decreased by $47.2 million, or 19%, to $202.6 million for the first nine months of 2013 from $249.8 million for the first nine months of 2012. The decrease was primarily due to lower investment management fees and distribution and underwriting fees, as can be seen in the table below:

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2013	2012	Amount	Percent	2013	2012	Amount	Percent
(in thousands)
Investment management fees	$51,289	$64,402	$(13,113)	(20)%	$159,886	$195,050	$(35,164)	(18)%
Distribution and underwriting fees	13,024	16,684	(3,660)	(22)%	40,730	52,444	(11,714)	(22)%
Other	652	761	(109)	(14)%	1,992	2,305	(313)	(14)%
Total revenues	$64,965	$81,847	$(16,882)	(21)%	$202,608	$249,799	$(47,191)	(19)%

Investment management fees decreased 20% in the third quarter of 2013 compared to the third quarter of 2012, which was primarily due to a $6.7 billion, or 20%, decrease in average Total Assets for the same periods. Investment management fees from open-end funds decreased to $29.9 million for the third quarter of 2013, from $39.7 million for the third quarter of 2012, driven by a $4.7 billion decrease in average open-end fund assets. Investment management fees from our closed-end funds increased to $13.7 million for the third quarter of 2013 from $12.5 million for the third quarter of 2012, due to a $508 million increase in average closed-end fund assets. Investment management fees from our separately managed accounts were $7.6 million for the third quarter of 2013, a decrease from $12.2 million for the third quarter of 2012. Investment management fees that we earned as a percentage of average Total Assets were 0.75% for the third quarter of 2013 compared to 0.76% for the third quarter of 2012.

Investment management fees decreased 18% in the first nine months of 2013 compared to the first nine months of 2012, which was primarily due to a $5.9 billion, or 17%, decrease in average Total Assets for the same periods. Investment management fees from open-end funds decreased to $94.8 million for the first nine months of 2013, from $121.3 million for the first nine months of 2012, driven by a $4.3 billion decrease in average open-end fund assets. Investment management fees from our closed-end funds increased to $39.8 million for the first nine months of 2013 from $37.2 million for the first nine months of 2012, due to a $383 million increase in average closed-end fund assets. Investment management fees from our separately managed accounts were $25.3 million for the first nine months of 2013, a decrease from $36.5 million for the first nine months of 2012. Investment management fees that we earned as a percentage of average Total Assets were 0.75% for the first nine months of 2013 compared to 0.76% for the first nine months of 2012.

Distribution and underwriting fees decreased by 22% in the third quarter of 2013 compared to the third quarter of 2012, due to a decrease of 23% in average open-end fund assets for the same periods, across most share classes. Distribution and underwriting fees decreased by 22% in the first nine months of 2013 compared to the first nine months of 2012, due to a decrease of 21% in average open-end fund assets for the same periods, across most share classes. The decrease in average open-end fund assets when compared to the prior year is largely due to net redemptions in our equity and lower-volatility equity funds.

Operating Expenses

Operating expenses decreased by $0.6 million and $11.4 million for the third quarter and first nine months of 2013, respectively, reflecting decreases in distribution expenses, marketing and sales promotion expenses, and general and administrative expenses, partially offset by an increase in employee compensation and benefits expenses.

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2013	2012	Amount	Percent	2013	2012	Amount	Percent
(in thousands)
Employee compensation and benefits	$23,508	$19,781	$3,727	19%	$67,453	$62,926	$4,527	7%
Distribution expenses	12,913	15,957	(3,044)	(19)%	40,085	49,992	(9,907)	(20)%
Marketing and sales promotion	4,208	4,608	(400)	(9)%	11,536	14,562	(3,026)	(21)%
General and administrative	8,912	9,768	(856)	(9)%	27,591	30,596	(3,005)	(10)%
Total operating expenses	$49,541	$50,114	$(573)	(1)%	$146,665	$158,076	$(11,411)	(7)%

Employee compensation and benefits expenses increased by $3.7 million and $4.5 million for the third quarter and first nine months of 2013, respectively, when compared to the third quarter and first nine months of 2012. The increase in the third quarter of 2013, is due to an increase in equity compensation expenses, the impact of the planned departure of a senior executive, and an increase in base salaries and related benefits, partially offset by a decrease in incentive compensation expenses. The increase in the first nine months of 2013, is due to an increase in base salaries and related benefits, an increase in equity compensation expenses and the impact of the planned departure of a senior executive partially offset by lower incentive compensation expenses. Salary expenses increased primarily due to increases in the number of associates we employ in our investment team. While continuing to focus on expense management in most areas of our firm, we have and will continue to add talent and resources to our investment team during 2013. The increase in equity compensation expenses for the third quarter of 2013 is primarily a result of an increase in outstanding awards and a reversal of expenses due to forfeitures in the comparative 2012 period. The increase in equity compensation expenses for the nine months of 2013 is primarily a result of a reversal of expenses due to forfeitures in the third quarter of 2012 and new awards granted. The decreases in incentive compensation expenses for both periods are primarily a result of lower investment performance.

Distribution expenses decreased by $3.0 million and $9.9 million for the third quarter and first nine months of 2013, respectively, when compared to the third quarter and first nine months of 2012. The decreases were primarily due to a reduction in average assets for open-end funds of 23% and 21% for the third quarter and first nine months of 2013, respectively, which was across most share classes, as well as a decrease in amortization of deferred sales commissions of $227,000 and $1.5 million, for the respective periods.

Marketing and sales promotion decreased by $0.4 million and $3.0 million for the third quarter and first nine months of 2013, respectively, when compared to the third quarter and first nine months of 2012, largely the result of lower advertising expenses, reduced reimbursements of fund operating expenses that are above the expense cap, and lower supplemental distribution payments to distribution intermediaries. Supplemental distribution payments are positively correlated with the levels of open-end fund assets that we manage.

General and administrative expenses decreased by $0.9 million and $3.0 million for the third quarter and first nine months of 2013, respectively, when compared to the third quarter and first nine months of 2012. Many offsetting factors gave rise to the net decreases in expenses during the third quarter; however, the main drivers were a reduction in legal expenses and outsourcing of middle office function expenses. The main drivers to the decrease for the first nine months of 2013 were a reduction in outsourcing of middle office function expenses, client reimbursements related to trade correction expenses that were recorded in the first quarter of 2012, and a decline in legal expenses.

Non-operating Activities, Net of Non-controlling Interest in Partnership Investments

Non-operating income, net of non-controlling interest in partnerships increased by $2.2 million and decreased by $13.5 million for the third quarter and first nine months of 2013, respectively, when compared to the third quarter and first nine months of 2012. The increase in the third quarter of 2013 was due to an increase in investment income of $2.4 million when compared to the third quarter of 2012, resulting from an increase in realized gains generated from tax harvesting activities and a decrease in losses on option contracts. The decrease in the first nine months of 2013 was due to a decrease in investment income of $13.7 million when compared to the first nine months of 2012. The decrease in investment income was driven by a decrease in realized gains generated from tax harvesting activities and an other-than-temporary and an other-than-temporary impairment charge of $4.4 million recorded in the second quarter of 2013 on certain available-for-sale securities with unrealized losses held in the investment portfolio, offset by a decrease in losses on option contracts.

The following table summarizes our non-operating activities, net of non-controlling interest in partnership investments for the third quarter and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
(in thousands)
Interest income	$49	$107	$(58)	$209	$291	$(82)
Interest expense	(1,505)	(1,503)	(2)	(4,516)	(4,511)	(5)
Net interest expense	(1,456)	(1,396)	(60)	(4,307)	(4,220)	(87)

Investment income	5,603	3,187	2,416	9,086	22,811	(13,725)
Dividend income	1,020	877	143	2,755	2,453	302
Miscellaneous other income	163	88	75	287	244	43
Investment and other income	6,786	4,152	2,634	12,128	25,508	(13,380)
Non-operating income	5,330	2,756	2,574	7,821	21,288	(13,467)
Net (income) attributable to non-controlling interest in partnership investments	(1,454)	(1,058)	(396)	(1,579)	(1,572)	(7)
Non-operating income, net of non-controlling interest in partnership investments	$3,876	$1,698	$2,178	$6,242	$19,716	$(13,474)

The following table provides a summary of the returns that we generated from our corporate investment portfolio. This table combines the investment and dividend income as reported in our statements of operations with the change in fair value of our investment securities that are recorded in accumulated other comprehensive income, a component of stockholders' equity, for the third quarter and nine months ended September 30, 2013:

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Non-Operating Income, net	Change in Accumulated Other Comprehensive Income	Total	Non-Operating Income, net	Change in Accumulated Other Comprehensive Income	Total
(in thousands)
Funds and common stock	$3,262	$20,704	$23,966	$6,558	$15,512	$22,070
Partnership investments	2,341	—	2,341	4,380	—	4,380
Equity option contracts	—	—	—	(1,852)	—	(1,852)
Investment income	5,603	20,704	26,307	9,086	15,512	24,598
Dividend income	1,020		1,020	2,755		2,755
Non-controlling interest in partnership investments	(1,454)		(1,454)	(1,579)		(1,579)
Investment portfolio results	$5,169		$25,873	$10,262		$25,774
Less: Non-controlling interest in Calamos Investments LLC		(15,641)			(11,955)
Deferred income taxes		(1,874)			(1,316)
Change in accumulated other comprehensive income		$3,189			$2,241

Our investment portfolio returned $25.9 million, or 6.3%, and returned $25.8 million, or 6.5%, in the third quarter and first nine months of 2013, respectively. These results primarily reflect unrealized and realized gains from investment securities and realized losses on option contracts used to hedge market value fluctuations in our corporate investment portfolio.

Income Tax Provision

Calamos Investments LLC (“Calamos Investments”) is subject to certain income-based state taxes; therefore, income taxes reflect not only the portion attributed to us but also income taxes attributable to non-controlling interests. CAM's effective income tax rate for the third quarter and first nine months of 2013 was approximately 37.4% and 44.0%, respectively, compared to 36.2% and 44.9% for the third quarter and first nine months of 2012.

The effective tax rates for the first nine months of 2013 and 2012, include the impact of an increase in the deferred tax valuation allowance of $900,000 and $1.9 million, respectively, to reduce CAM's deferred income tax assets to an amount that is more likely than not to be realized. Excluding the deferred tax valuation allowance, CAM's effective income tax rates would be 37.6% and 37.2% for the first nine months ended September 30, 2013, and September 30, 2012, respectively.

As of September 30, 2013, the net deferred tax asset related to the capital loss carryforwards that expire in 2013 and 2014 was $2.2 million and the ultimate realization of this deferred tax asset is dependent upon the generation of sufficient capital gains prior to the expiration.

Net Income

Net income attributable to CAM was $2.7 million and $7.8 million for the third quarter and first nine months of 2013, respectively, compared to $4.7 million and $13.6 million for the third quarter and first nine months of 2012. Non-GAAP net income attributable to

CAM was $4.1 million and $13.7 million for the third quarter and first nine months of 2013, respectively, compared to $6.5 million and $18.7 million for the third quarter and first nine months of 2012. See “Supplemental Non-GAAP Financial Measures” below for descriptions of non-GAAP financial measures and a reconciliation of non-GAAP financial measures to GAAP financial measures.

The Calamos Interests has reserved the right to exchange its interest in Calamos Investments for newly issued Class A common shares. At the time of exchange, the Calamos Interests would be granted Class A common shares with a value equal to the fair value of its ownership in Calamos Investments. The method for determining the number of shares the Calamos Interests receive upon exchange is described in Section 3 (c) (ii) of Article IV of the Second Amended and Restated Certificate of Incorporation of CAM. Based upon the number of outstanding shares of Class A common stock at September 30, 2013, and excluding the value of assets we own other than our 22.2% interest in Calamos Investments, such exchange would result in the Calamos Interests receiving 77.8% of CAM’s then outstanding Class A common stock.

Following a complete exchange of the Calamos Interests’ 77.8% ownership interest in Calamos Investments for newly issued Class A common stock, net income attributable to non-controlling interests in Calamos Investments would no longer be presented as a separate line item within our consolidated statements of operations because CAM would then own 100% of Calamos Investments.

Supplemental Non-GAAP Financial Measures

We provide investors with certain adjusted, non-GAAP financial measures including non-GAAP net income attributable to CAM and non-GAAP diluted earnings per share. These non-GAAP financial measures are provided to supplement our consolidated financial statements presented on a GAAP basis. These non-GAAP financial measures adjust GAAP financial measures to include the tax benefit from the amortization of deferred taxes on intangible assets and to exclude the increase in deferred tax valuation allowance and CAM’s non-operating income, net of taxes. We believe these adjustments are appropriate to enhance an overall understanding of our operating financial performance, as well as to facilitate comparisons with our historical earnings results. These adjustments to our GAAP results are made with the intent of providing investors a more complete understanding of our underlying earnings results and trends and our marketplace performance. In addition, these non-GAAP financial measures are among the primary indicators management uses as a basis of managing our business.

The presentation of this additional information is not meant to be considered in isolation or as a substitute for the directly comparable financial measures prepared in accordance with GAAP. Investors should review the reconciliations of the non-GAAP financial measures to their most directly comparable GAAP financial measures as provided in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Net income attributable to CAM	$2,697	$4,733	$7,772	$13,586
Adjustments:
Deferred tax amortization on intangible assets	1,979	1,979	5,937	5,937
Increase in deferred tax valuation allowance	—	—	900	1,900
Non-operating income, net of taxes	(542)	(234)	(872)	(2,721)
Non-GAAP net income attributable to CAM	$4,134	$6,478	$13,737	$18,702
Diluted – Weighted average shares outstanding	20,387,651	20,802,592	20,599,821	20,698,105
Diluted earnings per share	$0.13	$0.23	$0.38	$0.66
Non-GAAP diluted earnings per share	$0.20	$0.31	$0.67	$0.90

Non-GAAP net income attributable to CAM is calculated by adjusting the following items from GAAP net income attributable to CAM:

(i)	amortization of deferred taxes on intangible assets associated with the election under section 754 of the Internal Revenue Code of 1986, as amended (Section 754 election);

(ii)	increase in deferred tax valuation allowance; and

(iii)	CAM’s non-operating income, net of taxes.

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

The following table summarizes our principal sources of liquidity as of September 30, 2013 and December 31, 2012:

(in thousands)	September 30, 2013	December 31, 2012	Increase (Decrease)
Cash and cash equivalents	$71,582	$106,796	$(35,214)
Investment securities	416,075	349,404	66,671
Derivatives, net	—	132	(132)
Partnership investments, net of non-controlling interests	25,215	40,416	(15,201)
Total corporate investment portfolio	$512,872	$496,748	$16,124

We have utilized a hedging strategy using exchange traded equity option contracts as an economic hedge to reduce downside risk and price volatility of the total portfolio value as well as to support compliance with the financial ratios associated with our long-term debt. This strategy allows us the flexibility to continue to provide seed capital for the development of new products when necessary, while seeking to help reduce risk and to maintain a solid credit rating.

Calamos Investments is the borrower of our $92.1 million in long-term debt. Calamos Investments was in compliance with all financial covenants as of September 30, 2013 and December 31, 2012. Calamos Investments currently has an investment-grade BBB+ rating from Standard & Poor’s.

The following is a summary of our covenant compliance as of September 30, 2013 with the defined terms and covenants having the same meanings set forth under our amended note purchase agreements:

Covenant	September 30, 2013
EBITDA/interest expense — not less than 3.0	15.86
Debt/EBITDA — not more than 2.75	0.96
Investment coverage ratio — not less than 1.175	4.75
Net worth — not less than $160 million	$348.5 million

The following tables summarize key data relating to our liquidity and capital resources:

(in thousands)	September 30, 2013	December 31, 2012
Statements of financial condition data:
Cash and cash equivalents	$71,582	$106,796
Receivables	22,829	27,626
Investment securities and derivatives, net	416,075	349,536
Partnership investments, net of non-controlling interest	25,215	40,416
Deferred tax assets, net	46,826	55,308
Long-term debt, including current portion	92,115	92,115

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

Cash flows for the first nine months ended September 30, 2013 and 2012 are shown below:

	September 30,
(in thousands)	2013	2012
Cash flow data:
Net cash provided by operating activities	$60,874	$91,398
Net cash used in investing activities	(30,824)	(14,259)
Net cash used in financing activities	(65,264)	(61,404)

Net cash provided by operating activities totaled $60.9 million for the nine months ended September 30, 2013. These net cash flows are primarily attributable to investment management and distribution and underwriting fees generated by core business activities, partially offset by staff, distribution, and other operating expenses.

Net cash used in investing activities totaled $30.8 million for the nine months ended September 30, 2013. The net cash used in investing activities primarily represents net cash outflows as a result of CAM investing $30.0 million and Calamos Investments investing $5.0 million, for a combined $35.0 million, in the Calamos Long/Short Mutual Fund as well as Calamos Investments investing $5.0 million in Calamos Dividend Growth and $5.0 million in Calamos Mid-Cap Growth funds. Net cash outflows also included $2.0 million of investment securities, $2.7 million of dividend reinvestments and $1.7 million on our derivatives, which were used as economic hedges against the equity price risk in our investment portfolio. These outflows were partially offset by net cash inflows as a result of the liquidation of a portion of our interest in one of our partnership investments totaling $18.7 million and a $5.0 million liquidation of two Separate Accounts. The remaining sales and repurchases of investment securities totaling $324.7 million, had no impact on cash used in investing activities. These sales and repurchases were mainly the result of us realizing gains on our investment securities as a result of our tax harvesting strategy.

Net cash used in financing activities totaled $65.3 million for the nine months ended September 30, 2013, largely representing pro rata distributions from Calamos Investments paid to non-controlling interests in the amount of $47.9 million and dividends paid to CAM’s common shareholders in the amount of $7.5 million. Pro-rata distributions from Calamos Investments were also paid to CAM in the amount of $13.7 million. These distributions are not reflected in the net cash flows used in financing activities; however they increase the cash available exclusively to CAM’s common shareholders. Net cash used in financing activities was also due to Calamos Investments' repurchase of $9.7 million in Class A common stock as a result of our stock repurchase program. Finally, we expect cash flows from financing activities to change with tax distributions based on the levels of income that we generate.

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

In July 2013, the Financial Accounting Standards Board (FASB) issued new guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. This guidance is intended to reduce the diversity in presentation of unrecognized tax benefits. This guidance is effective for annual and interim periods beginning on or after December 15, 2013. The Company’s effective date is January 1, 2014. The Company’s current disclosures conform to this guidance and adopting this guidance does not add to the current disclosure requirements nor impact on the Company’s financial position or results of operations.

In July 2013, the FASB issued new guidance that permits the Fed Funds Effective Swap Rate to be used as a benchmark interest rate for hedge accounting purposes in addition to interest rates on direct United States Treasury obligations and the LIBOR. This guidance is effective for qualifying new or redesigned hedging relationships entered into on or after July 17, 2013. At September 30, 2013, the Company had no hedging relationships in place. The adoption of this guidance had no impact on the Company’s financial position or results of operations.

In February 2013, the FASB issued new guidance that requires an entity to provide additional information about reclassifications out of accumulated other comprehensive income. The amendments in this update supersede and replace the presentation requirements for reclassifications out of accumulated other comprehensive income in previously amended updates. This guidance is effective prospectively for annual and interim periods beginning on or after December 15, 2012. The Company’s effective date is January 1, 2013. The Company has adopted this guidance, which required the Company to disclose the impact of realized gains on net income that were previously reported in accumulated other comprehensive income and were reclassified out. As this pronouncement is disclosure related, the adoption of this guidance had no impact on the Company’s financial position or results of operations.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are summarized in note 2 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012. A complete discussion of critical accounting policies is included in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2012. Other than the changes to our critical accounting policies and estimates noted below, there were no significant changes in our significant accounting policies or critical accounting policies during the nine months ended September 30, 2013.
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
Income Tax Provision (Benefit)

Management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against deferred tax assets. During the second quarter ended June 30 2013, the Company recorded a $900,000 valuation allowance to reduce its deferred income tax assets to an amount that is more likely than not to be realized based on available evidence at the time the estimate was made. No additional adjustment to the valuation allowances was made in the third quarter ended September, 30 2013. Determining the valuation allowance requires management to make significant judgments and assumptions. In determining the valuation allowance we used historical and forecasted future realized and unrealized gains and losses on our investments, and future tax planning strategies. Each quarter we re-evaluate our estimate related to the valuation allowance, including our assumptions about future taxable income.
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

During 2009, CAM’s certificate of incorporation was amended to provide that units in Calamos Investments are exchangeable into Class A shares of CAM on a fair value basis rather than a one-to-one basis, as previously provided. This change is referred to from time to time herein as the “de-unitization”. As a result of the de-unitization, Calamos Interests’ ownership in Calamos Investments is no longer reflected in the diluted share count presented in CAM’s financial statements and the determination of the market capitalization of the fully consolidated business cannot be easily determined by the product of share price and weighted average number of shares. There is a divergence within the financial community on how to calculate CAM’s market capitalization with some market analysts basing the market capitalization solely on the outstanding share count of CAM’s Class A common stock and others grossing-up CAM’s market capitalization by its 22.2% ownership in Calamos Investments. The following illustration and accompanying table highlight the uniqueness of CAM’s ownership structure in determining the fully consolidated market capitalization. This illustration is based on the closing price of CAM’s Class A common stock of $9.99 on September 30, 2013.

Other Assets as of September 30, 2013, included cash and cash equivalents, investment securities and current income tax receivables with a combined book value of $74.9 million, which approximates fair value, as well as net deferred tax assets with a book value of $46.8 million. The most significant deferred tax asset relates to an election made under section 754 of the Internal Revenue Code following CAM’s initial public offering that expires in 2019, which allows CAM to reduce future income tax payments by $7.9 million annually. The net present value of the net deferred tax assets is $30.4 million if a hypothetical 12% discount rate were applied over the remaining life of the assets. Using this assumption, Other Assets would collectively have a discounted present value of $105.2 million, or $5.36 per share. Assuming CAM’s stock price fully reflects the Other Assets’ discounted present value of $5.36 per share, it can be inferred that CAM’s remaining stock price of $4.63 ($9.99 - $5.36) would be attributable to CAM’s 22.2% ownership interest in Calamos Investments. With these assumptions, the market capitalization associated with CAM’s ownership in Calamos Investments can be estimated by multiplying CAM’s share price attributable to Calamos Investments ($4.63) by the number of CAM’s Class A common shares outstanding (19.6 million) to yield an estimated market capitalization of $90.9 million as of September 30, 2013. This result, however, must be divided by CAM’s 22.2% ownership of Calamos Investments to determine the total implied market capitalization of Calamos Investments of

$409.3 million. Adding the discounted present value of CAM’s Other Assets to the market capitalization of Calamos Investments indicates that the fully consolidated market capitalization of CAM would be estimated at $514.6 million as of September 30, 2013.

The above example assumes that CAM’s stock price reflects the entire discounted present value of the Other Assets. If, however, no value were ascribed to the Other Assets, in CAM’s stock price, the fully consolidated market capitalization of CAM would be estimated at $883.3 million as presented in the table below.

The following calculation summarizes CAM’s fully consolidated market capitalization both including and excluding the discounted present value of assets owned exclusively by CAM, which does not take into consideration premiums or discounts for control or marketability:

	No Recognition of CAM's Other Assets		Full Recognition of CAM's Other Assets
(in thousands, except share data) (1)	Ownership in Calamos Investments	Other Assets	Ownership in Calamos Investments	Other Assets
Divide:
Discounted value of CAM's Other Assets		—		$105,240
Class A shares outstanding at September 30, 2013		19,633,357		19,633,357
Discounted value per share of CAM's Other Assets		—		$5.36
Multiply:
Share price attributed to assets	$9.99	—	$4.63	$5.36
Class A shares outstanding at September 30, 2013	19,633,357	19,633,357	19,633,357	19,633,357
Market capitalization of outstanding shares	$196,137	—	$90,897	$105,240
Divide by:
CAM’s percentage ownership	22.2%	100%	22.2%	100%
Market capitalization associated with CAM's assets	$883,286		$409,347	$105,240
Fully consolidated market capitalization	$883,286		$514,587

Similarly, our Board of Directors may be required to determine the fair values of CAM’s assets. This requirement would be necessitated should the Calamos Interests choose to exchange all or a portion of their ownership interest in Calamos Investments for shares of CAM’s Class A common stock (“the Exchange”). Effective March 1, 2009, the Exchange provisions as set forth in CAM’s Schedule 14C filed with the Securities and Exchange Commission on January 12, 2009 require that the Exchange be based on a fair value approach. Assuming that our Board of Directors used the market price of CAM’s Class A share common stock as the basis for determining fair value, the following table presents a potential range of the number of CAM shares of Class A common stock that the Calamos Interests would have received upon Exchange at September 30, 2013:

(in thousands, except share data) (1)	No Recognition of CAM's Other Assets	Full Recognition of CAM's Other Assets
Market capitalization associated with CAM's investment in Calamos Investments (see table above)	$883,286	$409,347
Multiply by:
Calamos Interests' ownership in Calamos Investments	77.8%	77.8%
Calamos Interests’ value exchanged for Class A common stock	$687,149	$318,450
Divide by:
Share price of CAM Class A common stock	$9.99	$9.99
Shares issued to the Calamos Interests upon Exchange	68,784,032	31,877,237

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

An analysis of our market risk was included in our Annual Report on Form 10-K for the year ended December 31, 2012. There were no material changes to the Company’s market risk during the nine months ended September 30, 2013.

Item 4. Controls and Procedures

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2013, and has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May be Purchased Under the Plans or Programs
July 1 – July 31, 2013	78,991	$10.69	78,991	2,170,506
August 1 – August 31, 2013	74,856	10.65	74,856	2,095,650
September 1 – September 30, 2013	—	—	—	2,095,650
Total	153,847	$10.67	153,847	2,095,650

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

10.1	Separation Agreement, dated August 29, 2013, between Calamos Asset Management, Inc. and James J. Boyne.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

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

CALAMOS ASSET MANAGEMENT, INC.
(Registrant)

Date:	November 4, 2013	By: /s/ Nimish S. Bhatt
Name: Nimish S. Bhatt
Title: Senior Vice President and Chief Financial Officer