Form 10-K
period 2013-12-31
Calamos Asset Management, Inc. /DE/
filed 2014-03-14
CIK 1299033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2013
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
 Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
The aggregate market value of common stock held by non-affiliates (assuming that all directors and executive officers are affiliates) on June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was $204.5 million.
At February 28, 2014, there were 20,656,181 shares of Class A common stock and 100 shares of Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III - Portions of the definitive proxy statement for our Annual Meeting of Shareholders on or about June 3, 2014, as specifically described herein.

PART I
ITEM 1. BUSINESS
Unless the context otherwise requires, references to “we,” “us,” “our,” “our Company,” and “the Company” refer to Calamos Asset Management, Inc. (“CAM”), a Delaware corporation incorporated on July 23, 2004, and its consolidated subsidiaries, including Calamos Investments LLC (“Calamos Investments”) and the operating company subsidiaries of Calamos Investments LLC.
“Calamos Advisors” refers to Calamos Advisors LLC, a Delaware limited liability company, an investment advisor registered with the U.S. Securities and Exchange Commission (“SEC”) and wholly owned subsidiary of Calamos Investments LLC. Calamos Advisors acts as an investment advisor in managing our separate accounts and open-end and closed-end funds;
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
“Calamos Financial Services” refers to Calamos Financial Services LLC, a Delaware limited liability company and broker-dealer registered under the Securities Exchange Act of 1934, as amended, and a wholly owned subsidiary of Calamos Investments LLC. Calamos Financial Services acts as the sole distributor of our family of open-end funds; and
“Calamos Interests” refers to Calamos Family Partners and John P. Calamos, Sr., our Chairman of the Board, Chief Executive Officer and Global Co-Chief Investment Officer. Mr. Calamos also holds the controlling interest in Calamos Family Partners.
The other wholly owned subsidiaries of Calamos Investments LLC are Calamos Wealth Management LLC (“Calamos Wealth Management”), a Delaware limited liability company and registered investment advisor that provides wealth management services, including asset allocation and investment advisory services to high net worth individuals, family offices and private foundations, and Calamos Investments LLP (formerly known as Calamos International LLP), an indirect majority-owned subsidiary of Calamos Investments LLC, a registered investment advisor with the Financial Conduct Authority (“FCA”) in the United Kingdom and distributor of the offshore funds and Company’s products globally.
Assets under management and other financial data presented in this report with respect to the open-end funds that we manage include the Calamos Growth and Income Portfolio, which is a portfolio of the Calamos Advisors Trust, a registered open-end investment company. However, references to the term “open-end funds” in this report do not otherwise include this portfolio. References to “funds” in this report refer to both open-end and closed-end funds, as well as offshore funds. Assets under management do not include assets under advisement for which we provide model portfolio design and oversight.

Overview
Calamos Asset Management, Inc. is the sole manager of Calamos Investments LLC, which owns and manages our operating companies. For more than 35 years, we have provided investment advisory services to institutions and individuals, with $26.5 billion in assets under management as of December 31, 2013. Throughout our history, we have based our investment philosophy on the belief that the key to consistent, long-term success is achieving an optimal balance between enhancing return and managing risk. We have consistently applied our investment philosophy and proprietary processes centered on risk management across a range of U.S. and global investment strategies. The graphic below illustrates our organizational and ownership structure as of December 31, 2013:

(1)	Represents combined economic interest of Calamos Family Partners, Inc. and John P. Calamos, Sr. who is also a member of Calamos Investments LLC.

(2)
Represents combined economic interest of all public stockholders, including John P. Calamos, Sr. and John P. Calamos, Jr.’s combined 11.0% ownership interest of Class A common stock. The calculation of ownership interest includes options and RSUs that vest within 60 days, as well as CFP’s ownership interest in Class A common stock purchased by Calamos Investments LLC, pursuant to the Company’s share repurchase plan.

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
As more fully described in the Investment Strategies of Item 1. Business, our strategies include equity, lower-volatility equity, fixed income, convertible and alternative. We believe a disciplined adherence to our investment philosophy has enabled us to deliver strong risk-adjusted returns in many of our strategies over multiple market cycles.
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
In 2013, we continued to see a reduction in assets under management, driven primarily by net outflows from investment strategies that have experienced performance challenges. Net outflows were primarily attributable to our growth and lower-volatility equity strategies. Across our products, we have carefully assessed performance issues and believe that we have made and will continue to make adjustments appropriate for current market conditions. Our investment team is finding new opportunities in various sectors and asset classes globally, including the alternative and convertible markets. While we are encouraged with the short-term performance across many of our products, we remain focused on delivering sustained investment performance for our clients across multiple time periods. In 2013, we launched four new funds, including the Calamos Dividend Growth Fund, Calamos Long/Short Fund, Calamos Mid Cap Growth Fund and the Calamos Emerging Market Equity Fund. The launch of these new funds will help continue to build our product breadth to meet the evolving investment needs of our clients. Additionally, in 2013 we reopened four funds that were previously closed to new investors, including the Calamos Convertible Fund, Calamos Growth and Income Fund, Calamos Global Growth and Income Fund, and Calamos Market Neutral Income Fund. We believe reopening these strategies will help to attract new investors in 2014 and beyond.
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
Business Strategy
Our business strategy is designed to ensure we maintain focus on our investment philosophy and enhance it, given current conditions in the economy and markets. We apply a disciplined, fundamental approach to investment research and portfolio management, which allows us to significantly leverage our investment talent.
Throughout the history of our firm, we have thoughtfully leveraged our investment expertise to expand our investment platform and investment team resources in response to market opportunities and client needs. We have also dedicated resources to expanding our distribution and client servicing capabilities to retain existing clients and attract new clients globally.
Our goal is to continue to grow our business and diversify the assets we manage by investment strategy, product, service and type of client. To take advantage of market opportunities for attractive risk-adjusted returns, we have selectively created complementary investment products over the years and also have expanded our business through strategic acquisitions. Our execution of this strategy reflects the emphasis on building our capabilities in ways that position our business for long-term expansion, enhance performance, and improve client responsiveness.

In 2013, we further enhanced our investment platform and our investment team to better serve our clients. We increased the number of co-portfolio managers and sector research heads, bringing the number of our investment professionals at the end of 2013 to 78, compared with 53 at the end of 2012. This structure supports our strategic efforts by providing clients with the specialized expertise that the evolving global markets increasingly demand. These enhancements to our investment platform and our investment team are part of the long-term strategy we began when we hired a dedicated value equity team to assume management of our value strategy in July 2012. This was then followed by the August 2012 acquisition of Black Capital, LLC, in which we hired Gary D. Black to serve as Executive Vice President and Global Co-Chief Investment Officer. The acquisition of Black Capital, LLC also included a dedicated long-short equity investment team to expand our existing capabilities in alternative strategies. Selectively expanding our capabilities by adding investment professionals ensures that we do not dilute the resources we dedicate to existing strategies.
We have been, and will continue to be, guided by the following principles:
Maintain Strong Investment Performance
Our strategy is to maintain our performance by consistently applying our investment philosophy and processes, while actively managing our strategies to maintain a balance of risk and reward over the full course of a market cycle and during changing market conditions. We seek to protect our clients’ assets through our management of both investment portfolios and investment strategy capacity. Accordingly, at times we have chosen to restrict inflows or close products to new investments if we believe it is in the best interest of our current clients to do so. Similarly, we may discontinue products if we do not believe satisfactory risk-adjusted returns can be achieved for our clients.
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
Selectively Expand Our Investment Strategies
Since the introduction of our first convertible strategy in 1977, we have strategically expanded our product offerings. Each expansion has leveraged our core competencies in investment research and portfolio management. We will continue to expand our investment strategies selectively in areas where we determine we can achieve attractive risk-adjusted returns over the long term. In 2013, we launched four new funds, the Calamos Dividend Growth Fund, Calamos Long/Short Fund, Calamos Mid Cap Growth Fund and the Calamos Emerging Market Equity Fund. In addition, we filed a registration statement with the SEC for our first actively managed exchange-traded fund. Through such strategic expansion efforts, we believe we can enhance our ability to increase assets under management and revenues.
Expand Our Client Base
As part of our strategic initiatives, we remain focused on the institutional business through direct institutional sales, consultant relations, client relationship management and non-U.S. sales. These efforts have increased both our global business development capabilities as well as client service and retention, along with produced an increased brand awareness.
We distribute the Calamos open-end funds and managed accounts primarily through financial intermediaries. We have developed an extensive network of third-party financial intermediaries, and our products are structured to meet their needs and those of their clients. Our sales professionals are located across the United States and in Europe, and they act in a consultative role to provide our clients with insight. We intend to continue to grow our intermediary business through relationships. We serve institutional clients through separate accounts, pooled accounts and our funds.We also manage five closed-end funds that trade on NASDAQ. We operate a wealth management division that serves high net worth individuals, family offices, endowments and other organizations. The development of these businesses are strategic to the company and includes the continued delivery of a high level of client service and solid relative investment performance.
Capitalize on Our Recognized and Respected Brand
We believe that brand awareness is essential in expanding our client base and adding value. Our focus is to continue to highlight the uniqueness of our investment process, our investment strategies and global investment research, and to expand our position in the global markets.
In 2013, a number of our funds and strategies were recognized for long-term performance and risk management by companies and publications such as Morningstar, Kiplinger’s, MarketWatch, Barron's and Citywire. John P. Calamos, Sr. has written books on investments in convertible securities and is recognized internationally as an investment expert. Mr. Calamos, Mr. Black, and other members of our investment team often discuss their investment insights with respected industry media outlets including CNBC, Bloomberg, Barron's, IPE, Portfolio Institutional, Citywire, Ignites and FundFire, among others.

We raise brand awareness through strategic sponsorships, including taking a leadership role at multiple industry and financial services conferences. In 2013, we sponsored the Milken Institute Global Conference in California. Mr. Calamos participated in panel discussions at this conference. The Company participated in numerous trade shows and other industry activities in 2013, including the Capital Link Closed-End Fund Forum in New York City, the Schwab Impact Conference in Washington, D.C., and the IPE Awards in Amsterdam.
Investment Philosophy and Process
We believe that a successful investment philosophy must be consistent and long term in its focus. The firm's investment philosophy remains unchanged including the marriage of top-down and bottom-up thinking, comprehensive capital structure research, a team-managed approach and unconstrained portfolios. Our investment philosophy is based on our views about the longer-term trends and economic conditions that affect financial markets. We assume there will always be unforeseen events that will continually test conventional wisdom. We believe we can achieve favorable investment results over extended periods of time based on our experience throughout many market cycles, our continued study of economics and financial markets, and our application of sound investment processes that can help manage the volatility and risk associated with financial markets.
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
Our investment processes combine our insights about economic conditions and broader investment themes with our fundamental analysis of individual securities. We use proprietary research and monitoring processes that leverage our years of experience and application, as well as long-standing principles and current academic research. Risk management is integrated fully throughout all aspects of our investment approach. Our processes rely on qualitative research and also employ a variety of quantitative tools. While the markets may not always follow the same pattern every economic cycle, history provides a valuable context for evaluating the risks and opportunities of the current investment environment. Our investment decision makers have decades of experience managing through many market cycles.
Investment Management
A dedication to client service extends across our organization and guides the day-to-day decision making within our Company. Accordingly, our investment management team is guided, above all else, by the long-term interests of our clients. Our global investment platform has evolved from a single integrated team to multiple teams with a diverse range of expertise. The investment team includes 78 investment professionals, organized into specialized teams. Having distinct teams ensures that investment professionals are able to concentrate on their core areas of responsibility to best serve our clients. This multi-team structure allows us to add investment talent and teams with other specializations, without compromising the interests of clients in other strategies.
The Investment Committee operates as a team and consists of our Global Co-Chief Investment Officers, John P. Calamos, Sr. and Gary D. Black, who lead the Committee, and a select group of senior investment professionals, including Co-Heads of Research and Investments and Co-Portfolio Managers. Other members of the investment team also participate in Committee meetings in connection with specific investment related issues or topics as deemed appropriate. Membership of the Investment Committee may be modified to ensure we adapt to dynamic economic, capital market and investment environments as well as incorporate diverse views into our investment process. Portfolio holdings are reviewed and trading activity is discussed on a regular basis by team members.
The Calamos Investment Committee performs the following functions:
• Establishment of top-down global macroeconomic views;
• Discussion of sector, thematic and geographic positioning across strategies;
• Oversight of risk management across strategies;
• Monitoring and evaluation of investment performance; and
• Evaluation and recommendation of enhancements to the investment process.
Our investment professionals are focused on portfolio management, research, trading, portfolio administration and developing analytical models. The investment organization is led by our Global Co-Chief Investment Officers. Our Global Co-Chief Investment

Officers, Co-Heads of Research and Investments, Co-Portfolio Managers and Sector Heads are supported by and lead a team of investment professionals whose valuable contributions create a synergy of expertise that can be applied across many different investment strategies.
We believe we are staffed to successfully manage our current investment strategies. As we thoughtfully seek to grow our assets and expand investment capabilities, we expect to continually evaluate and strategically deepen the investment resources we employ. Talent development across the firm is critical to fulfilling our mission and to delivering upon our strategic objectives. We intend to further strengthen our teams not only through hiring but also by developing the skills of the talented individuals within our organization.
Our organizational structure also supports an apprentice system which allows us to identify and cultivate talent. Members of our investment team participate in a career track system that helps institutionalize our investment process by immersing many analysts and other team members in our investment philosophy and process from early in their careers. Alternatively, those team members who join the firm later in their careers bring valuable expertise from some of the industry's most respected firms and are then fully integrated into our philosophy and process. Additionally, key members of the investment team participate in the long-term component of our incentive compensation plan. Through this plan, investment team members can share in the overall success of our Company.
Client Relationships
Our first institutional account mandate was initiated in 1981 for a pension fund account. In the late 1980s, we became one of the first participants in the broker-sponsored managed account business. In 2002, we launched the first of our five closed-end funds. As we have done in the past, we continue to strive to expand our presence in distribution channels that best deliver our strategies to long-term investors in order to grow our client base, assets under management and revenues. In recent years, we have placed greater emphasis on other channels for open-end funds and managed account products such as 401(k) platforms, broker consultants, broker-dealers, registered investment advisers, financial planners, family offices, private foundations and high net worth investors.
In 2013, as part of our ongoing efforts to expand our distribution opportunities and client base, we have maintained our focus on the institutional market and retirement platform opportunities, and worked to increase the number of intermediaries that distribute Calamos products globally.
Intermediary
In 2013, our intermediary business experienced net outflows, primarily related to performance challenges in our U.S.-based funds and outflows in funds that had been closed to new investors. However, we continued to see interest in our international, global and emerging markets funds. As these products continue to mature, we expect that they can provide ongoing opportunities for this channel. Increasing the visibility of our international, global and emerging market products remains an important focus of our efforts in 2014.
We also see additional growth opportunities for the intermediary channel resulting from the January 2013 reopening of three funds: the Calamos Market Neutral Income Fund, Calamos Global Growth and Income Fund and the Calamos Growth and Income Fund. We believe that these funds continue to provide a differentiated approach to meeting diverse investor needs, including those related to volatility concerns. Additionally, as the role of alternative investments grows in this channel, we believe the reopening of the Calamos Market Neutral Income Fund positions us advantageously. Similarly, the reopening of the Calamos Convertible Fund in September 2013 should also provide additional opportunities for sales growth.
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
Client accounts held at our top ten financial intermediaries represented 53% of our assets under management as of December 31, 2013.
Institutional
In 2013, the institutional channel experienced net outflows. Similar to our intermediary business, performance challenges in U.S. growth strategies slowed asset growth. We continued to advance our retention and sales efforts in the institutional channel. In particular, we believe our suite of international, global and emerging market strategies are well-positioned for growth, given their long-term investment performance and market demand. We have been encouraged by the interest shown by non-U.S. clients in our investment strategies and we intend to maintain a focus on non-U.S. opportunities.
Wealth Management
Calamos Wealth Management is a registered investment advisory firm servicing affluent families, family offices, foundations and small institutions. Calamos Wealth Management provides investment advisory and wealth planning services under the guidance of the Investment Committee and management team. Investment Advisory services include assessment of investment programs and goals, development of an investment policy statement, and the design of a strategic asset allocation. Clients' asset allocations are implemented through a combination of Calamos Advisors' offerings and solutions provided by carefully selected independent third party investment managers providing flexible, opportunistic and risk-managed portfolios for clients' global asset allocation needs. Calamos Wealth Management wealth planning professionals work with clients' legal and tax advisors to provide information and counsel to clients and their families on trust and estate, tax, and financial planning matters as they relate to the client’s personal goals and overall investment strategy. By integrating wealth planning and investment advisory services, Calamos Wealth Management seeks to help clients arrive at holistic solutions to meet their current needs and preserve and grow their wealth over generations.
Global
In 2007, we established Calamos Global Funds, an Ireland-domiciled UCITS platform. In 2009, we established an office in London, where we serve European intermediary and institutional channels. We continue to selectively enhance our family of investment fund offerings to non-U.S. investors, based on the needs of investors and opportunity for new business.
In 2014, our focus continues to be on building the brand globally in the intermediary and institutional business channels, including efforts to increase and seek investment mandates through large distributors, investment consultants and institutional clients, such as sovereign wealth funds, in Europe, Canada, Asia, Australia, Latin America, and the Middle East. We believe that our global strategies are positioned to capitalize on opportunities we see in select non-U.S. markets.
Investment Strategies
The following table describes our investment strategies and corresponding assets under management at December 31, 2013:

STRATEGY (in millions)
Equity	$8,609	Strategies that seek capital appreciation by investing in a range of global companies of various market capitalization under both growth and value disciplines
Lower-volatility Equity	5,423
Strategies that pursue equity market upside with less potential downside than an all-equity portfolio by investing in a dynamic blend of convertible securities, equities and high yield securities, globally

Convertible	2,173	Strategies that pursue equity market upside with less potential downside than an all-equity portfolio by investing primarily in convertible securities
Enhanced Fixed Income	3,494	Closed-end portfolios that pursue high current income from income and capital gains, investing primarily in high yield corporate bonds and convertible securities
Alternative	3,563	Strategies that invest in non-traditional strategies, including long/short, market neutral and convertible arbitrage, among others
Total Return	2,772	Closed-end portfolios that pursue current income with increased emphasis on capital appreciation by investing primarily in high yield corporate bonds, convertible securities and equities
High Yield	361	Strategies that invest in a broad universe of high yield corporate debt and higher income bonds
Fixed Income	148
Strategies that invest in U.S. investment-grade bond market, international and high yield securities, U.S. Government Agency obligations and repurchase agreements collateralized by U.S. Government Agency obligations

Total	$26,543

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
Open-End Funds
As of December 31, 2013, we had $16.1 billion in our open-end funds, representing approximately 61% of our assets under management. Open-end funds are continually offered and are not listed on an exchange. Open-end funds issue new shares for purchase, unless they are closed to new investors, and redeem shares from shareholders who sell. The share price for sales and redemptions of open-end funds is determined by each fund’s net asset value, which is calculated at the end of each business day.
We introduced our first open-end fund, the Calamos Convertible Fund, in 1985. We have since expanded our open-end fund products and services to invest in securities worldwide and to include equity, lower-volatility equity, alternative and fixed income strategies that we believe offer attractive risk-adjusted return potential. In recent years, much of our expansion efforts have been focused on providing investors with enhanced access to global opportunities. We have introduced global and emerging market-oriented funds for U.S. investors. And as previously mentioned, in 2007, we established Calamos Global Funds, an Ireland-domiciled UCITS.
We believe that to serve the best interests of investors in our funds, it may be necessary to limit purchases in certain strategies, or even to close certain strategies as circumstances warrant. We evaluate these decisions on an ongoing basis, considering market conditions and our view of the macroeconomic environment, among other factors.
As of year-end 2013, we were the investment advisor to 17 open-end funds and five offshore funds offered to customers primarily through financial intermediaries. During 2013, we added the Calamos Dividend Growth Fund, Calamos Emerging Market Equity Fund, Calamos Long/Short Fund, and Calamos Mid Cap Growth Fund. We expect to continue to expand and develop the investment strategies offered in our open-end fund products as we see opportunities and seek to meet investor demand.
Calamos Advisors manages the strategies of each of the open-end funds with the goal of achieving higher returns than their respective benchmarks over the long term. Some of the funds also aim to achieve a reduced risk profile, as well. To do so, our investment team focuses on maintaining each strategy’s distinct balance between risk and return throughout the full course of the market cycle.

Open-end Funds
(in millions)	Assets Under Management at December 31, 2013	Year of Inception
U.S.-Domiciled Funds
Equity
Growth Fund	$4,394	1990
Value Fund	112	2002
Focus Growth Fund	78	2003
International Growth Fund	937	2005
Global Equity Fund	305	2007
Evolving World Growth Fund	564	2008
Discovery Growth Fund	50	2010
Dividend Growth Fund	35	2013
Mid Cap Growth Fund	30	2013
Emerging Market Equity Fund	10	2013
Lower-volatility Equity
Growth and Income Fund	3,412	1988
Global Growth and Income Fund	608	1996
Convertible
Convertible Fund	1,236	1985
Alternative
Market Neutral Income Fund	3,476	1990
Long/Short Fund	57	2013
Fixed Income
High Income Fund	255	1999
Total Return Bond Fund	148	2007

Offshore Funds
Equity
Growth Fund	58	2007
Global Equity Fund	89	2007
Emerging Markets Fund	117	2011
Lower-volatility Equity
Global Convertible Opportunities Fund	145	2007
Fixed Income
Global High Income Fund	12	2012
Total	$16,128
Closed-End Funds
As of December 31, 2013, we had $6.3 billion in our closed-end funds, representing approximately 23% of our assets under management. Closed-end funds typically sell a finite number of shares to investors through underwritten public offerings, unlike open-end funds, which continually offer new shares to investors. After the public offerings, investors buy and sell those shares to other investors through an exchange or broker-dealer market. Occasionally, second offerings are made with closed-end funds, in which they are sold at the market rate. We do not receive commissions or distribution fees on second offerings.
We introduced our first closed-end fund, Calamos Convertible Opportunities and Income Fund, in 2002. With this fund, we were among the first managers to combine different asset classes in a single closed-end offering, seeking to enhance returns and limit risk. We have since expanded our closed-end fund products and currently act as the investment advisor to five closed-end funds.

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
Calamos closed-end funds can be grouped into two broad categories: 1) Enhanced Fixed Income — portfolios positioned to pursue high current income from income and capital gains; and 2) Total Return — portfolios positioned to seek current income, with increased emphasis on capital appreciation. Funds in both groups seek to provide a competitive stream of monthly dividends and invest in a variety of asset classes.

Closed-end Funds
(in millions)	Assets Under Management at December 31, 2013	Year of Inception
Enhanced Fixed Income
Convertible Opportunities and Income Fund	$1,250	2002
Convertible and High Income Fund	1,409	2003
Global Dynamic Income Fund	835	2007
Total Return
Strategic Total Return Fund	2,599	2004
Global Total Return Fund	173	2005
Total	$6,266
Separate Accounts
Separate accounts are individual portfolios of securities managed to meet clients’ unique needs and include institutional accounts and managed accounts.
Institutional Accounts
As of December 31, 2013, we had $3.1 billion in our institutional accounts, representing approximately 12% of our assets under management. Institutional accounts are separately managed accounts for certain investors, such as corporate pension funds, public funds, endowment funds and not-for-profit institutions, offered through consultants, broker-dealer intermediaries and directly by us. A qualified investment trust and two limited partnerships, that we manage, are also included in the institutional accounts designation. We have approximately 140 institutional accounts, from direct client as well as sub-advisory relationships.
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

Institutional Accounts*
(in millions)	Assets Under Management at December 31, 2013
Equity	$1,516
Lower-volatility Equity	1,069
Convertible	372
Alternative	30
Fixed Income	94
Total	$3,081

*Institutional accounts do not include assets serviced through our open-end or closed-end funds.
Managed Accounts
As of December 31, 2013, we had $1.1 billion in our managed accounts, representing approximately 4% of our assets under management. Our approximately 1,875 managed accounts are individual portfolios of securities offered primarily through 13 national and regional broker-dealer platforms. We first introduced managed accounts through a broker-dealer sponsored platform in 1989. Since initially offering convertible investment strategies to our managed account customers, we have broadened our mandates to include equity and lower-volatility equity investment strategies.

Managed Accounts*
(in millions)	Assets Under Management at December 31, 2013
Equity	$314
Lower-volatility Equity	189
Convertible	565
Total	$1,068
*Managed accounts do not include assets serviced through our open-end or closed-end funds.
Assets under management do not include assets under advisement of $834 million as of December 31, 2013 for which we provide model portfolio design and oversight.
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
Technology and Intellectual Property
We consider technology to be a competitive advantage in our investment process. Our investment approach demands tailored outputs for all aspects of the investment process, including risk management, security analysis and trade processing. As a result, our use of in-house developed and third-party technology and software enables customization of systems across our Company. Our quantitative investment tools, including our proprietary Calamos Corporate System, continue to be enhanced by our research development team. Our internal investment-related systems are geared to the principles that guide our investment process, allowing for a more seamless integration of security analysis, trade processing, accounting and portfolio administration of our approximately 2,050 accounts at December 31, 2013. In other areas of our business, where competitive advantages do not exist, such as trade order processing and portfolio accounting, we look to leverage third-party applications or service providers for cost efficiency.
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
Regulatory Environment
Our domestic and global lines of business are subject to extensive regulation. In the United States and other countries in which we do business, we are subject to regulations and laws at both a federal and state level, including U.S. federal, state and local tax laws as well as similar foreign jurisdiction tax laws, which can have a significant effect on our business. In addition to more general laws, financial industry regulation both in the United States and various foreign jurisdictions in which we operate applies to our business, resulting in supervision by various regulatory bodies as well as self regulatory organizations (“SROs”). Though Calamos Asset Management, Inc. is not a registered or licensed entity under any of these laws, it is effectively subject to these laws through the regulation and supervision of its registered or licensed, wholly owned subsidiaries. While the substance of the laws may differ among jurisdictions, the primary intent of each is to protect investment advisory clients and shareholders of registered investment companies by imposing duties and limitations on those who advise, transact with, and represent them. The agencies and SROs that regulate our subsidiaries have broad administrative powers, including the power to restrict, or prohibit our subsidiaries from carrying on their respective businesses in the event that they fail to comply with certain laws and regulations. Possible sanctions that may be imposed for violation of these industry-specific laws (which are further discussed below) include the suspension or barring of individual employees, limitations on engaging in certain lines of business for specified periods of time, revocation of registrations or licenses, censures and fines. In addition, a regulatory proceeding, regardless whether it results in a sanction, can require substantial expenditures and can have an adverse effect on our reputation or business. Regulators also have a variety of informal enforcement mechanisms available that could have a significant impact on our business.
U.S. Securities and Investment Advisory Regulation
In the United States, Calamos Advisors and Calamos Wealth Management are registered as investment advisors with the Securities and Exchange Commission (“SEC”). As SEC-registered investment advisors, they are subject to the requirements of the Investment Advisers Act of 1940, as amended (the "Investment Advisors Act"), SEC regulations, and examination by the SEC’s staff. The Investment Advisers Act imposes substantive regulation on virtually all aspects of their business and their relationships with their clients. Requirements include fiduciary duties to clients, prohibitions on engaging in certain transactions with clients, maintaining an effective compliance program, compensation restrictions, proscribed solicitation arrangements, prohibition or required disclosure of conflicts of interest, advertising rules, and recordkeeping obligations, as well as certain other reporting and disclosure requirements. In addition, the Investment Advisers Act requires, and the investment advisory agreements of Calamos Advisors and Calamos Wealth Management require, that any assignment of such agreements must require the client’s prior consent. Calamos Advisors and Calamos Wealth Management are also required to make notice filings in the states in which they conduct business and must comply with certain provisions of the securities (or “blue sky”) laws of these states, most notably the anti-fraud provisions of these laws. The anti-fraud provisions of state securities laws may differ somewhat from the anti-fraud provisions of the Investment Advisors Act and could thus provide additional regulatory oversight or exposure.
Calamos Asset Management, Inc. is not an investment company; however, the funds that Calamos Advisors manages are registered with the SEC under the Investment Company Act. The Investment Company Act imposes additional obligations, including detailed operational requirements for both the funds and their respective investment advisors. Moreover, an investment advisor’s contract with a registered fund may be terminated by the fund on not more than 60 days’ notice, and is subject to annual renewal by the fund’s board of directors after an initial two-year term. The failure of Calamos Advisors and Calamos Wealth Management to comply with the requirements of the SEC or the registered funds advised by Calamos Advisors to be in compliance with the requirements of the SEC could have a material adverse effect on us.
We are also subject to the federal and state laws affecting corporate governance, including the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and rules promulgated by the SEC. Further, Calamos Asset Management, Inc. is subject to the rules of NASDAQ, including the corporate governance listing standards approved by the SEC.
Calamos Financial Services is a broker-dealer registered with the SEC and a member of the Financial Industry Regulatory Authority (“FINRA”) and the Securities Investor Protection Corporation. As a registered broker-dealer and FINRA member, Calamos Financial Services is subject to the applicable requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), SEC regulations and FINRA regulations, as well as examination by the SEC’s and FINRA’s staff. The SEC’s and FINRA’s regulatory requirements cover all aspects of its business, including sales practices, minimum net capital requirements, recordkeeping, compensation and disclosure, and the conduct of directors, officers and employees. Violation of applicable regulations can result in the revocation of broker-dealer licenses, the imposition of censure or fines and the suspension or expulsion of a firm, its officers or employees.
Calamos Advisors and Calamos Wealth Management are subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), insofar as they act as "fiduciaries" with respect to benefit plan clients. ERISA and applicable provisions of the Internal Revenue Code of 1986, as amended, impose certain duties on persons who are fiduciaries under ERISA, prohibit certain transactions involving ERISA plan clients and provide for monetary penalties for violations of these prohibitions. The U.S. Department of Labor, which administers ERISA, has been increasingly active in proposing and adopting regulations affecting the asset management industry. Failure to comply with these requirements could have a material adverse effect on our business.

International Securities and Investment Advisory Regulation
Calamos Investments LLP is a registered investment advisor with the Financial Conduct Authority ("FCA"). The FCA’s rules govern Calamos Investment LLP’s capital resource requirements, senior management arrangements, business conduct, client interaction and internal controls. Similar to United States regulations, violations of these rules may result in a range of disciplinary actions against the firm. Calamos Investments LLP must also comply with various Directives of the European Union and rules thereunder including, but not limited to, the: Capital Requirements Directive; Markets in Financial Instruments Directive; Alternative Investment Fund Managers Directive; and European Market Infrastructure Regulation. These Directives and rules provide comprehensive regulation of public and private markets for securities and investment funds throughout the European Economic Area.
Calamos Advisors LLC provides limited scope investment services in certain provinces of Canada, operating under an international advisor exemption pursuant to National Instrument 31-103.
Employees
As of December 31, 2013 and 2012, we had 361 and 360 full-time employees, respectively.
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
Substantially all of our revenues are determined by the amount of our assets under management. Under our investment advisory contracts with our clients, the investment management fee we receive is typically based on the market value of assets under management. In addition, we receive asset-based distribution and/or service fees with respect to the open-end funds managed by Calamos Advisors pursuant to distribution plans adopted under provisions of Rule 12b-1 under the Investment Company Act. Rule 12b-1 fees typically are based on the market value of our assets under management. Accordingly, a general or prolonged decline in the prices of securities usually has caused our revenues and net income to decline due to (i) the value of our assets under management decreasing, and/or (ii) clients withdrawing funds in favor of investments they perceive to offer greater opportunity or lower risk. The securities markets have been and may continue to be highly volatile and securities prices may increase or decrease for many reasons beyond our control, including economic and political events and acts of terrorism in the United States and abroad. The continuation or worsening of these factors could lead to future declines in our assets under management. To the extent we receive fee revenue from assets under management attributable to financial leverage, any reduction in leverage used would adversely affect our assets under management, revenue and net income. Leverage could be reduced due to an adverse change in interest rates, a decrease in the availability of credit on favorable terms or a determination to reduce or eliminate leverage on certain products if we determine the use of leverage is no longer in our clients’ best interests.
Changes in laws, regulations or governmental policies due to the state of the economy could limit the sources and amounts of our revenues, increase our costs of doing business, decrease our profitability, and materially and adversely affect our business.
Our business is subject to extensive domestic and international regulation which directly affects our cost of doing business. Industry regulations are designed to protect our clients and investors in our funds, as well as other third parties who deal with us, and to ensure the integrity of the financial markets. In recent years, governments and regulators have increased interest and oversight of the broad financial and investment management industry. Changes in laws, regulations or rules of self-regulatory organizations or in government policies, and unforeseen developments in litigation targeting the securities industry generally or us could limit the sources and amounts of our revenues, increase our costs of doing business, decrease our profitability, and materially and adversely affect our business. Further, our failure to comply with applicable laws or regulations could result in fines, censure, suspension or barring of personnel, or other sanctions, including revocation of our registration as an investment advisor or broker-dealer. In addition, allegations that we have failed to comply with applicable laws or regulations could harm our reputation, which could have a material adverse effect on our business.

The soundness of other financial services institutions could adversely affect our earnings.
Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We and the investments we manage may have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry including: brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutions. Many of these transactions expose us or the accounts we manage to credit risk in the event of default of the counterparty.
The asset management business is intensely competitive.
We are subject to competition in all aspects of our business from asset management firms, mutual fund companies, commercial banks and thrift institutions, insurance companies, hedge funds, exchange-traded funds, brokerage and investment banking firms, and other financial institutions, including multinational firms and subsidiaries of diversified conglomerates.
Many of our competitors have substantially greater resources than we do and may offer a broader range of financial products and services across a larger number of markets. Some financial institutions operate in a more favorable regulatory environment and have proprietary products and distribution channels which may provide certain competitive advantages to them and their investment products. We compete primarily based on the investment performance of the investment portfolios offered as well as the scope and quality of investment advice and client service. We believe that competition within the investment management industry has and will continue to increase as a result of the state of the economy, the failure of financial institutions, and consolidation and acquisition activity. Some of our investment portfolios have sales or redemption fees, which means that investors may be more willing to invest assets in competing funds without such fees.
If current or potential customers decide to use one of our competitors, we could face a significant decline in market share, assets under management, revenues and net income. Although we are moving to a more variable cost structure, some of our expenses remain fixed, especially over shorter periods of time, and other expenses may not decrease in proportion to any decrease in revenues.
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
Open-end fund investors may redeem their investments in those funds at any time without prior notice. In a declining stock market, the pace of open-end fund redemptions could accelerate. As we experienced with some of our domestic equity strategies in 2013 and 2012, poor performance relative to other asset management firms tends to, and did for 2013 and 2012, result in decreased purchases and increased redemptions of open-end funds. The redemption of investments in open-end funds managed by Calamos Advisors may adversely affect our revenues, which are substantially dependent upon the assets under management in our open-end funds.

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
Our ownership structure is not uniformly understood within the financial community, including by current and potential investors and clients. Our market capitalization is often listed by reporting agents based only on outstanding common shares, which only reflects 22.2% of the ownership of our business and does not give consideration to the Calamos Interests ownership in Calamos Investments LLC. As of December 31, 2013, the Calamos Interests owned approximately 77.8% of Calamos Investments LLC as well as all of our Class B common stock. The total consolidated market capitalization of the business, therefore, is often significantly understated. Potential misperceptions by investors and potential clients, as well as financial firms publishing stock market indices and proxy advisory firms, each of which considers the market capitalization of companies in making investment decisions, determining the composition of stock market indices, and making voting recommendations, as applicable, as to the value of our business may result in a negative effect on our stock price.
The disparity in the voting rights among the classes of shares may have an adverse effect on the price of our Class A common stock.
Shares of our Class A common stock and Class B common stock entitle the respective holders to identical rights, except that each share of our Class A common stock entitles its holder to one vote on all matters to be voted on by stockholders generally while each share of Class B common stock entitles its holder to a greater number of votes. Our outstanding Class B common stock represents more than 97.4% of the combined voting power of all classes of our voting stock. The difference in voting rights could adversely affect the value of our Class A common stock to the extent that investors view, or any potential future purchaser of our Company views, the superior voting rights of the Class B common stock to be detrimental to the value of the Class A common stock.
Control by Calamos family members of a majority of the combined voting power of our common stock may have a negative effect on the price of the Class A Common Stock.
As of December 31, 2013, the Calamos Interests owned approximately 77.8% of Calamos Investments LLC and all of our Class B common stock, representing more than 97.4% of the combined voting power of all classes of our voting stock. Pursuant to the terms of our second amended and restated certificate of incorporation, Calamos Family Partners, Inc. retains a majority of the combined voting power of our common stock until its ownership interest in Calamos Investments LLC falls below 15%, at which time all outstanding shares of our Class B common stock automatically will convert into shares of our Class A common stock. Accordingly, as long as Calamos Family Partners, Inc. maintains the requisite ownership interests in Calamos Investments LLC (including through ownership of our common stock), it will continue to have the ability to elect all of the members of our board of directors and thereby control our management and affairs, including determinations with respect to acquisitions, dispositions, borrowings, issuances of common stock or other securities, and the declaration and payment of dividends on our common stock. In addition, it will continue to be able to determine the outcome of all matters requiring stockholder approval on a combined class vote basis, and will continue to be able to cause or prevent a change of control of our Company or a change in the composition of our board of directors. The concentration of ownership could deprive Class A stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company and might ultimately negatively affect the market price of our Class A common stock.
The number of shares of our Class A common stock issuable to the Calamos Interests upon an exchange of any or all of their interests in Calamos Investments is variable and is subject to the Board of Directors’ determination as to the value of our shares and assets, and the issuance of such shares in an exchange would have the effect of diluting the existing stockholders’ percentage ownership interest in the Company.
Under our Second Amended and Restated Certificate of Incorporation, the number of shares of our Class A common stock issuable to the Calamos Interests upon an exchange of any or all of their interests in Calamos Investments will be determined by reference to a fair value of our shares and assets, as determined by a majority of the independent directors of our Board. This Board valuation of our shares may be different from a value based on the closing price of our shares if, for example, it is determined that the closing share price does not fully reflect the value of the assets other than our interest in Calamos Investments (the "Other Assets"). Therefore, the number of shares of our Class A common stock issuable in such an exchange will involve subjective estimates and judgments based on prevailing facts and circumstances. The maximum number of Class A common stock that could be issued to the Calamos Interests upon exchange was approximately 71.9 million shares as of December 31, 2013, which was based on our outstanding share count and percentage ownership in Calamos Investments at year end. Specifically, the number of our outstanding shares was divided by our percentage ownership in Calamos Investments, and then the result was multiplied by Calamos Interests' percentage ownership in Calamos Investments. As a general matter if the closing price of our shares is deemed to fully reflect the value of our Other Assets, this would result in fewer shares issuable upon an exchange, and vice versa.
In the event of an exchange, the issuance of additional shares of our Class A common stock would have the effect of diluting the existing stockholders’ percentage ownership interest in CAM and their indirect interest in Other Assets. Provided, however, such dilution may be offset, in whole or in part, by an increase in existing stockholders’ indirect interest in Calamos Investments acquired by CAM in such an exchange.
Future investment performance of our investment strategies could adversely affect our assets under management and expose us to litigation, either of which may reduce earnings.
The relative performance of our investment strategies, and consequently our Morningstar and Lipper ratings, are critical in retaining existing clients as well as attracting new clients. The performance of our investment strategies can fluctuate for a number of reasons, including general market conditions and our investment decisions. If our strategies and ratings do not meet our clients’ and the market’s expectations, which was the case for some of our domestic equity strategies in 2013 and 2012, we could, and did for 2013 and 2012, suffer a decline in assets under management and therefore in our earnings. In contrast, when our strategies and ratings experience strong results relative to the market, benchmark indices, competitors' products, or other asset classes, clients’ allocations to our strategies may increase relative to their other investments and we could suffer withdrawals as our clients rebalance their investments to fit their asset allocation preferences.
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
As of December 31, 2013, a majority of our assets under management were attributable to accounts that we accessed through third-party intermediaries. These intermediaries generally may terminate their relationships with us on short notice. While we continue to diversify and add new distribution channels for open-end funds and managed accounts, and a significant portion of the growth in our assets under management in recent years has been accessed through intermediaries, there has been a consolidation of and elimination of some financial service companies in recent years. The loss of any of the distribution channels afforded by these intermediaries, and the inability to access clients through new distribution channels could decrease our assets under management and adversely affect our results of operations and growth potential.
We derive a substantial portion of our revenues from a limited number of our products.
As of December 31, 2013, 17% and 13% of our assets under management were concentrated in two Calamos sponsored funds and 21% and 15% of our total revenues were attributable to those funds. As a result, our operating results are particularly exposed to the performance of those funds and our ability to minimize redemptions from and maintain assets under management in those funds. If a significant amount of investments are withdrawn from those funds for any reason, our revenues would decline and our operating results would be adversely affected. Further, given the size and prominence of those funds within our Company, any adverse performance of those funds may also indirectly affect the net sales and redemptions in our other products, which in turn may negatively affect our operating results.

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
Our revenues are primarily driven by assets under management, and declines in the financial markets will directly and negatively affect our investment advisory fee revenues as well as our non-operating income and net income. As such, significant changes in market conditions and the economy may require a modification to our business plan. Modification to our business plan may include: the reopening or elimination of product offerings, programs or efforts; realignment of sales and marketing resources to adapt to changing market demand and the changing competitive landscape; and the implementation of expense control measures, inclusive of staff reductions, to streamline our infrastructure and reduce capital expenditures. Independent of market conditions, we also may modify our business plan, which may not be successful, affecting our revenues and net income.
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
Our business is dependent on highly specialized technology to support our business functions including: securities analysis, securities trading, portfolio management, customer service, accounting and internal financial processes and controls, and regulatory compliance and reporting.
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
We may sell additional shares of Class A common stock in subsequent public offerings or issue convertible debt securities. The Calamos Interests own approximately 77.8% of Calamos Investments LLC as of December 31, 2013, and can exchange all or portions of their ownership interests in Calamos Investments LLC for shares of our Class A common stock. Subject to certain selling restrictions, the Calamos Interests could sell any or all of those shares in a registered public offering pursuant to a registration rights agreement. We cannot predict the size of future issuances of our Class A common stock or the effect, if any, on the market price of our Class A common stock. Sales or distributions of substantial amounts of our Class A common stock (including shares issued in connection with an acquisition), or the perception that such sales could occur, may cause the market price of our Class A common stock to decline.
Our investment income may be negatively affected by fluctuation in our corporate investment portfolio resulting in a material adverse effect on our Company.
A substantial portion of our assets are invested in products which are subject to market risk. Fluctuations in investment income are expected to occur in the future but to a lesser magnitude when derivatives are used. Tangentially, our capital loss carryforwards resulting from losses generated from the sale of investment securities provide deferred tax assets, which are intangible assets with realization dependent on our ability to generate capital gains from securities owned within our corporate investment portfolio. If market conditions deteriorate and securities valuations are depressed for prolonged periods of time, the recoverability of these deferred tax assets may be adversely affected and become impaired.
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
As we increase our international presence and expand our product offerings and international business activities, we face increased operational, regulatory, compliance, reputation and foreign exchange rate risks. The failure of our Company’s systems of internal control to properly mitigate such additional risks, or of our operating infrastructure to support such international expansion, could result in operational failures and regulatory fines or sanctions.
Local regulatory environments may vary widely and place additional demands on our sales, legal and compliance personnel. Identifying and hiring well-qualified personnel and adopting policies, procedures and controls to address local or regional requirements require time and resources. Regulators in non-U.S. jurisdictions could also change their policies or laws in a manner that might restrict or otherwise impede our ability to offer our investment strategies in their respective markets. Any of these local requirements, activities or needs could increase the costs and expenses we incur in a specific jurisdiction without any corresponding increase in revenues and income from operating in the jurisdiction.
Our ability to operate our Company effectively could be impaired if we are unable to attract and retain qualified personnel.
Our investment management business depends on the expertise of our personnel and their ability to work together as an effective team. Our future success depends, to a substantial degree, on our ability to attract and retain qualified personnel. Competition for employees with the necessary qualifications is intense and we may not be successful in our efforts to recruit and retain the required personnel. We cannot guarantee that our compensation methods will allow us to recruit and retain the required personnel we need. We may be required to increase compensation, which would decrease our net income. In addition, loss of key investment management personnel may result in a decrease in our assets under management, as well as our revenues and profitability. The inability to recruit and retain qualified personnel could affect our ability to provide an acceptable level of service to our existing or future clients, which could have a material adverse effect on our business.
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
We have a disaster recovery plan to address catastrophic and unpredictable events, but we cannot be assured that this plan will be sufficient in responding to or ameliorating the effects of all disaster scenarios. If our employees or vendors that we rely upon for support in a catastrophic event are unable to respond adequately or in a timely manner, we may lose clients resulting in a decrease in assets under management with a material adverse effect on revenues and net income.

Changes in tax laws and regulations as well as exposure to additional income tax liabilities could have a material adverse effect on our business.
We are subject to income taxes as well as non-income based taxes in both the United States and the United Kingdom. As such, we are subject to ongoing tax audits and the tax authorities may disagree with certain positions taken and assess additional taxes. We regularly evaluate the likely outcomes of these audits in order to determine the appropriateness of our tax provision and the related valuations of our deferred income tax assets. However, there can be no guarantee that we will accurately predict the outcomes of these audits which could have a material adverse impact on our net income, financial condition or liquidity. Changes in tax laws or tax rulings could materially impact our effective tax rate and the related valuations of our deferred income tax assets. Calamos Investments LLC made an election under section 754 of the Internal Revenue Code of 1986, as amended (a “section 754 election”). As a result of the section 754 election, Calamos Investments LLC increased our Company’s proportionate share of the tax basis of the assets of Calamos Investments LLC to reflect the purchase price paid by our Company for its interest in Calamos Investments LLC. The Internal Revenue Service completed its audit of Calamos Investments LLC for its 2004 through 2006 tax years and proposed certain adjustments not related to the section 754 election. This audit and the 2004 through 2006 tax years were closed in 2013 with respect to the Company without an adjustment to the 754 election.
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
Not Applicable.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Class A common stock ($0.01 par value) trades on the NASDAQ Global Select Market under the symbol “CLMS”. There is no public market for our Class B common stock ($0.01 par value).
The high and low trade price information for Class A common stock and dividends per share for each class of common stock for 2013 and 2012 were:

	Market Price Range				Cash Dividends per Share
	2013		2012		2013	2012
	High	Low	High	Low
First Quarter	$12.26	$9.59	$14.10	$11.55	$0.125	$0.095
Second Quarter	$11.92	$10.25	$13.35	$10.41	$0.125	$0.095
Third Quarter	$11.17	$9.87	$12.10	$10.27	$0.125	$0.11
Fourth Quarter	$11.99	$9.46	$11.83	$9.24	$0.125	$0.11

On February 28, 2014, there were approximately 52 holders of record of our outstanding Class A common stock and one holder of record of our outstanding Class B common stock. Shares of our Class A common stock are primarily held in “street name” through various brokers.
Calamos Asset Management, Inc. expects to declare and pay quarterly cash dividends during 2014. As of March 14, 2014, no dividends have been declared.
On February 4, 2013, the Company announced a repurchase program of up to 3 million shares of the Company’s outstanding Class A Common Stock by Calamos Investments LLC. The following table summarizes information with respect to purchases made by or on behalf of the Company of shares of its common stock for the quarter ended December 31, 2013.
Issuer Purchases of Equity Securities

	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May be Purchased Under the Plans or Programs
December 1 - December 31, 2013	315,980	$11.01	315,980	1,779,670
Equity Compensation Plan Information
The following table summarizes information as of December 31, 2013, relating to equity compensation plans of the Company pursuant to which shares of our Class A common stock are authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders:
Stock options	2,101,568	$23.42	N/A	(1)
Restricted stock units	2,584,975	—	N/A	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	4,686,543	$10.50	3,617,362	(1)

(1)
A combined total of 10,000,000 shares of Calamos Asset Management, Inc.’s Class A common stock may be issued under its incentive compensation plan. For the years ended December 31, 2013, 2012 and 2011, 310,080 shares, 259,258 shares and 184,440 shares, respectively, were converted.

The following graph compares the percentage change in cumulative shareholder return on our Company’s common stock with the Standard & Poor’s 500 Index and SNL Asset Manager Index since December 31, 2008 (assuming a $100 investment on December 31, 2008, and the reinvestment of any dividends).

Performance Graph

Total Return Performance
Index Value
350
300
250
200
150
100
50
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
12/31/13
Calamos Asset Management, Inc.
SNL Asset Manager
S&P 500

	Period Ending
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Calamos Asset Management, Inc.	100.00	159.29	198.44	182.30	159.91	187.91
SNL Asset Manager[1]	100.00	162.23	186.74	161.52	207.23	318.46
S&P 500	100.00	126.46	145.51	148.59	172.37	228.19

(1)	The SNL asset manager index consists of various asset management companies.
Other Information - Market Capitalization
Calamos Investments LLC (“Calamos Investments”) is owned (a) 22.2% by Calamos Asset Management, Inc. (“CAM”), and (b) 77.8% by Calamos Family Partners, Inc. and John P. Calamos, Sr. (the “Calamos Interests”). As of December 31, 2013, CAM holds two groups of assets: (1) CAM’s 22.2% ownership interest in Calamos Investments and (2) primarily cash and cash equivalents, investment securities, income tax receivables, and net deferred tax assets. CAM presents the entire operations of Calamos Investments with its own in the consolidated financial statements. Calamos Interests’ 77.8% ownership in Calamos Investments is presented as a non-controlling interest in the consolidated financial statements. Prior to March 1, 2009, we added approximately 77 million shares to the Class A common shares outstanding so our number of fully diluted shares would reflect Calamos Interests’ ownership in Calamos Investments. The resulting share count of approximately 97 million provided a reasonable proxy for the number of shares used in determining the market capitalization of the fully consolidated company.
During 2009, CAM’s certificate of incorporation was amended to provide that ownership in Calamos Investments is exchangeable into Class A shares of CAM on a fair value basis rather than a one-to-one basis, as previously structured. As a result, the reported market capitalization of CAM only reflects CAM’s 22.2% interest in Calamos Investments, rather than the full value of Calamos Investments.

ITEM 6. SELECTED FINANCIAL DATA
The selected consolidated financial data presented below has been derived in part from, and should be read in conjunction with, Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements in Item 8., Financial Statements and Supplemental Data included in this Form 10-K. Prior year data reflects certain reclassifications to conform to the current year presentation.

	Year Ended December 31,
(in thousands, except share data)	2013	2012	2011	2010	2009
Income Statement Data:
Revenues
Investment management fees	$212,398	$255,823	$266,553	$238,308	$200,790
Distribution and underwriting fees	54,068	67,816	82,539	84,753	78,430
Other	2,664	3,037	3,229	2,978	2,518
Total revenues	269,130	326,676	352,321	326,039	281,738
Operating expenses
Employee compensation and benefits	85,551	82,154	80,160	75,292	67,413
Distribution expenses	53,082	65,027	75,510	75,699	71,692
Marketing and sales promotion	15,728	19,503	17,107	13,775	10,762
General and administrative	36,883	40,188	39,195	34,772	33,813
Total operating expenses	191,244	206,872	211,972	199,538	183,680
Operating income	77,886	119,804	140,349	126,501	98,058
Non-operating income (loss)	29,675	21,205	16,059	21,662	(4,910)
Income before income tax provision	107,561	141,009	156,408	148,163	93,148
Income tax provision	6,262	12,568	18,497	12,375	7,879
Net income	101,299	128,441	137,911	135,788	85,269
Net income attributable to non-controlling interest in Calamos Investments LLC	(80,169)	(108,813)	(122,501)	(115,788)	(72,509)
Net (income) loss attributable to redeemable non- controlling interest in partnership investments	(2,502)	(1,436)	460	(72)	(336)
Net income attributable to Calamos Asset Management, Inc.	$18,628	$18,192	$15,870	$19,928	$12,424
Earnings (loss) per share:
Basic	$0.94	$0.89	$0.79	$1.00	$0.63
Diluted (1)	$0.92	$0.88	$0.77	$0.99	$0.62
Weighted average shares outstanding
Basic	19,903,507	20,334,299	20,103,758	19,884,847	19,626,233
Diluted (1)	20,351,603	20,745,922	20,611,909	20,187,992	19,954,124
Cash dividends declared per share	$0.50	$0.41	$0.38	$0.30	$0.22

	As of December 31,
	2013	2012	2011	2010	2009
Balance Sheet Data (in thousands):
Cash and cash equivalents	$39,078	$106,796	$102,166	$82,870	$145,431
Investment securities	472,241	349,404	318,496	314,215	207,886
Partnership investments, net	34,047	60,828	33,056	41,678	37,549
Total assets	645,866	632,601	581,858	589,246	557,078
Long-term debt, including current portion	92,115	92,115	92,115	125,000	125,000
Total liabilities	147,384	150,752	154,064	185,854	177,252
Redeemable non-controlling interest in partnership investments(2)	7,551	20,412	12,034	1,697	1,625
Calamos Asset Management, Inc. stockholders’ equity	208,056	197,643	186,592	183,016	165,314
Non-controlling interest in Calamos Investments LLC (Calamos Interests)	282,875	263,794	229,168	218,679	212,887
Total equity(2)	490,931	461,437	415,760	401,695	378,201
Assets Under Management(3) (in millions):
Funds	22,394	23,329	25,045	27,352	24,480
Separate accounts	4,149	6,326	7,732	8,062	8,234
Total assets under management(3)	$26,543	$29,655	$32,777	$35,414	$32,714
___________________________________

(1)
Diluted shares outstanding are calculated (a) assuming the Calamos Interests exchanged all of their membership units in Calamos Investments LLC for shares of Calamos Asset Management, Inc.’s Class A common stock on a one-for-one basis and (b) including the effect of outstanding restricted stock unit and options awards. In 2009, the ownership structure was de-unitized and the exchange, described above, is now based on a fair value approach which results in the same or fewer shares of Class A common stock being issued at the time of exchange. The effects of the exchange are anti-dilutive and are therefore excluded from the calculation of diluted weighted average shares outstanding for 2013, 2012, 2011, 2010 and 2009.

(2)
For the year ended December 31, 2013, we changed the classification of redeemable non-controlling interest in partnership investments from permanent equity to temporary equity on our consolidated statements of financial condition to conform to accounting guidance that requires non-controlling interests that are redeemable or convertible for cash or other assets at the option of the holder to be classified as temporary equity. Amounts previously reported have been reclassified to conform to the current period's consolidated financial statements presentation.

(3)	Assets under management exclude assets under advisement for which we provide model portfolio design and oversight.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We provide investment advisory services to institutions and individuals, managing $26.5 billion in client assets as of December 31, 2013 through a variety of investment products designed to suit their investment needs. Assets under management do not include assets under advisement of $834 million and $925 million as of December 31, 2013 and December 31, 2012, respectively, for which the Company provides model portfolio design and oversight.

Assets Under Management
Our operating results fluctuate primarily due to changes in the total value and composition of our assets under management and with our ability to manage variable expenses. The following table details our assets under management, based on the four investment product types we offer in the funds and separate account categories, as of December 31, 2013, 2012 and 2011.

(in millions)	2013	2012	2011
Funds
Open-end funds	$16,128	$17,829	$19,785
Closed-end funds	6,266	5,500	5,260
Total funds	22,394	23,329	25,045
Separate Accounts
Institutional accounts	3,081	5,191	5,505
Managed accounts	1,068	1,135	2,227
Total separate accounts	4,149	6,326	7,732
Total assets under management	$26,543	$29,655	$32,777

In order to increase our assets under management and expand our business, we must develop and market investment products and strategies that suit the investment needs of our target clients — investors seeking superior, risk-adjusted returns over the long-term. The value and composition of our assets under management and our ability to continue to attract and retain clients will depend on a variety of factors, including, among others:

•	sales and redemptions of shares of the open-end funds and other investment products;

•	the amount of distributed and reinvested capital gains and income;

•	fluctuations in the global financial markets and the valuations of securities that result in appreciation or depreciation of assets;

•	the use of leverage within the closed-end funds;

•	our ability to educate our target clients about our investment philosophy and provide them with best-in-class service;

•	the relative investment performance and volatility of our investment products as compared to competing offerings and market indices;

•	competitive conditions in the asset management and broader financial services sectors;

•	investor sentiment and confidence; and

•	our introduction of new investment strategies and products, and our decision to close and re-open strategies when deemed in the best interests of our clients.
Investment Products
Funds
Funds include our open-end and closed-end funds, which are commingled investment vehicles registered under the Investment Company Act of 1940, as amended, (“Investment Company Act”) as well as our Dublin, Ireland-domiciled Calamos Global Funds PLC, also referred to as offshore funds.
Open-End Funds. Open-end funds are continually offered and are not listed on an exchange. Open-end funds issue new shares for sale and redeem shares from shareholders who sell. The share price for sales and redemptions of open-end funds is determined by each fund’s net asset value, which is calculated at the end of each business day. Assets in open-end funds vary as a result of both market appreciation and depreciation and the level of new sales or redemptions of shares of a fund. Investment management fees, including performance-based fees, are our principal source of revenue from open-end funds and are primarily derived from assets under management. We offer several share classes in each open-end fund to provide investors with alternatives to pay for commissions, distribution and service fees.
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
Separate Accounts
Separate accounts include institutional accounts and managed accounts for high net worth investors. Flows into and out of such accounts, which we refer to as sales and redemptions, affect our level of assets under management. Assets under management from these accounts also vary as a result of market appreciation and depreciation. Our revenues from separate accounts are derived from investment management fees that we charge, including performance-based fees where applicable. Provided below is a brief differentiation of these accounts:

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
Revenues
Our revenues are substantially comprised of investment management fees earned under contracts with the funds and separate accounts managed by us and for which we provide model portfolio design and oversight. The distribution of assets under management among our investment products has an impact on our investment management fees, as some products carry different fees than others. Investment management fees may fluctuate based on a number of factors, including the following:

•	total value and composition of our assets under management;

•	the amount of capital gain and income distributions;

•	market appreciation or depreciation;

•	the use of leverage within our closed-end products;

•	relative investment performance and volatility of our investment products and strategies compared to benchmarks and competitors;

•
level of net sales and redemptions, which represent the sum of new client assets, additional funding from existing clients, withdrawals of assets from and termination of client accounts, and sales and redemptions of open-end fund shares;

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
Our revenues also are comprised of distribution and underwriting fees. Asset-based distribution and/or service fees received pursuant to Rule 12b-1 plans, discussed below, are a significant component of distribution and underwriting fees. Distribution and underwriting fees may fluctuate based on a number of factors, including the following:

•	total value of our assets under management;

•	total composition of our assets under management by share class;

•	market appreciation or depreciation; and

•	the level of sales and redemptions.

Investment Management Fees
Investment management fees that we receive from funds for which we act as investment advisor are computed monthly on an average daily net asset value basis. Investment management fees that we earn on separate accounts for which we act as investment advisor and for which we provide model portfolio design and oversight are generally computed quarterly, either in advance or in arrears, based on the average assets under management or assets under management at the beginning or end of the quarterly period. We recognize the revenues derived from these fees over the period during which we render investment advisory services.
Distribution and Underwriting Fees
Distribution and underwriting fees include (1) asset-based distribution and/or service fees received pursuant to Rule 12b-1 plans, (2) front-end sales charges and (3) contingent deferred sales charges.
Rule 12b-1 distribution and/or service fees are asset-based fees that the open-end funds pay us over time pursuant to distribution plans adopted under provisions of Rule 12b-1 of the Investment Company Act. These fees are typically calculated as a percentage of average daily net assets in specific share classes of the open-end funds. These fees fluctuate with both the level of average daily net assets and the relative mix of assets among share classes. Rule 12b-1 fees are generally offset by distribution and service expenses paid during the period. as well as the amortization of deferred sales commissions that were previously paid by us to third parties.
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
Operating Expenses
Our operating expenses consist of employee compensation and benefits, distribution expenses, marketing and sales promotion expenses, and general and administrative expenses. These expenses fluctuate due to a number of factors, including but not limited to, the following:

•	variations in the level of total compensation expense due to, among other things, incentive compensation, changes in our employee count and mix and competitive factors;

•	changes in distribution expense as a result of fluctuations in open-end fund sales and level of redemptions;

•	market appreciation or depreciation of assets under management which will directly impact distribution expenses;

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
The following table summarizes the net distribution fee margin for the years ended December 31, 2013, 2012 and 2011:

(in thousands)	2013	2012	2011
Distribution and underwriting fees	$54,068	$67,816	$82,539
Distribution expenses	(53,082)	(65,027)	(75,510)
Net distribution fees	$986	$2,789	$7,029
Net distribution fee margin	2%	4%	9%
The net distribution fee margin varies by share class so the mix of sales and assets by share class affects the overall net distribution fee margin. The decline in the net distribution fee margin is primarily due to the decline in Class B and C share revenues and contingent deferred sales charge revenues, partially offset by a decline in distribution expenses and amortization of deferred sales commissions. The decline in both Class shares is due to net redemptions on certain open-end funds.
Class A shares represented $7.2 billion of our U.S. clients’ assets under management as of December 31, 2013. These shares provide for a front-end sales charge at the time of investment. For the year ended December 31, 2013, we received Class A share fees of $18.2 million. For the same period, we made Class A share payments to selling firms of $18.0 million. Class B shares represented $176.2 million of our U.S. clients’ assets under management as of December 31, 2013. For the year ended December

31, 2013, we received Class B share fees of $1.9 million. For the same period, we made Class B share payments to selling firms of $553,000. Class C shares represented $3.2 billion of our U.S. clients’ assets under management as of December 31, 2013. For the year ended December 31, 2013, we received Class C share fees of $32.4 million. For the same period, we made Class C share payments to selling firms of $30.9 million.
Non-operating Income
Non-operating income primarily represents net investment gains and losses from a portion of our investment portfolio and from the limited partnerships that we consolidate. Capital gain distributions, dividends and net interest income or expense are also included in non-operating income.
Non-controlling Interest
Non-controlling Interest in Calamos Investments LLC
As sole manager of Calamos Investments, we consolidate the financial results of Calamos Investments with our own results. Outstanding shares of our Class A common stock represent 22.2%, 22.1% and 21.9% of the ownership of Calamos Investments as of December 31, 2013, 2012 and 2011, respectively. We reflect Calamos Family Partners, Inc. and John P. Calamos, Sr.’s collective ownership of 77.8%, 77.9% and 78.1% in Calamos Investments as of December 31, 2013, 2012 and 2011, respectively, as a non-controlling interest in our consolidated statements of financial condition, operations and changes in stockholders’ equity.
Non-controlling interest in Calamos Investments is derived by multiplying the historical equity of Calamos Investments by Calamos Family Partners, Inc. and John P. Calamos, Sr.’s collective ownership direct percentage for the periods presented. Issuances and repurchases by CAM of our Class A common stock may result in changes to CAM's ownership percentage and to the non-controlling interests’ ownership percentage of Calamos Investments. The corresponding changes in ownership are reflected in the consolidated statements of changes in equity.

Income is allocated to non-controlling interests based on the average ownership interest during the period in which the income is earned. As a result, our income before income tax provision, excluding Calamos Family Partners, Inc. and John P. Calamos, Sr.’s non-controlling interest, represents 22.2%, 22.1% and 21.9% of Calamos Investments’ net income for the years ended December 31, 2013, 2012 and 2011, respectively. Income before income tax provision includes interest and dividend income earned on cash and cash equivalents and certain expenses held solely by CAM during the same period. This investment income is not reduced by non-controlling interest; therefore, the resulting non-controlling interest as presented in the statement of operations differs slightly than their corresponding ownership percentage.
Redeemable Non-controlling Interest in Partnership Investments
Calamos Advisors, a subsidiary of Calamos Investments, is the general partner and controls the operations of Calamos International Growth Fund LP and indirectly is the general partner and controls the operations of Calamos Arista Strategic Fund LP, a U.S. feeder fund to Calamos Arista Strategic Master Fund LTD, a hedge fund in the Cayman Islands. In December 2013, the limited partners of Calamos International Growth Fund LP redeemed all of their interests in the fund. As a result, we deconsolidated Calamos International Growth Fund LP and accounted for this partnership investment using the equity method as of December 31, 2013. We will dissolve the partnership in early 2014. The Calamos Arista Strategic Mater Fund LTD is consolidated into our consolidated financial statements. The combined interests of these partnerships, not owned by us, are presented as redeemable non-controlling interest in partnership investments in temporary equity in our consolidated financial statements for the periods those partnerships were consolidated.
Income Taxes
For the years ended December 31, 2013, 2012 and 2011, our effective tax rate was 25.0%, 41.1% and 53.0%, respectively. The December 31, 2013 effective tax rate includes the impact of a net decrease in the deferred tax valuation allowance of $3.0 million as a result of capital gains realized from the corporate investment portfolio that is attributable to CAM prior to the expiration of a portion of the capital loss carryforwards. A partial reversal of the deferred tax valuation allowance decreased our effective tax rate in 2013 by 12.2%. As of December 31, 2013, the remaining balance in the valuation allowance totaled $2.1 million. The ultimate realization of this deferred tax asset is dependent upon the generation of sufficient capital gains prior to the expiration of capital loss carryforwards in 2014. The December 31, 2012 and 2011 effective tax rate included the impact of an increase in the deferred tax valuation allowance of $1.9 million and $5.2 million, respectively, to reduce our deferred income tax assets to the amount that was more likely than not to be realized. The establishment of the deferred tax valuation allowance increased our effective tax rate in 2012 and 2011 by 6.1% and 15.3%, respectively.

Operating Results
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Assets Under Management
Assets under management decreased by $3.1 billion, or 10%, to $26.5 billion at December 31, 2013 from $29.7 billion at December 31, 2012. Average assets under management decreased by $6.0 billion, or 18%, to $27.4 billion for the year ended December 31, 2013 from $33.4 billion for the year ended December 31, 2012. As of December 31, 2013, assets under management consisted of 84% of funds and 16% of institutional and managed accounts. As of December 31, 2012, assets under management consisted of 79% of funds and 21% of institutional and managed accounts.

			Change
(in millions)	2013	2012	Amount	Percent
Open-end Funds
Beginning assets under management	$17,829	$19,785	$(1,956)	(10)%
Sales	4,769	4,598	171	4
Redemptions	(8,974)	(8,053)	(921)	11
Market appreciation	2,504	1,499	1,005	67
Ending assets under management	16,128	17,829	(1,701)	(10)
Average assets under management	16,256	20,250	(3,994)	(20)
Closed-end Funds
Beginning assets under management	5,500	5,260	240	5
Sales	308	3	305	*
Market appreciation	458	237	221	93
Ending assets under management	6,266	5,500	766	14
Average assets under management	5,909	5,454	455	8
Institutional Accounts
Beginning assets under management	5,191	5,505	(314)	(6)
Sales	290	1,462	(1,172)	(80)
Redemptions	(3,105)	(2,224)	(881)	40
Market appreciation	705	448	257	57
Ending assets under management	3,081	5,191	(2,110)	(41)
Average assets under management	4,145	5,846	(1,701)	(29)
Managed Accounts
Beginning assets under management	1,135	2,227	(1,092)	(49)
Sales	129	229	(100)	(44)
Redemptions	(394)	(1,510)	1,116	(74)
Market appreciation	198	189	9	5
Ending assets under management	1,068	1,135	(67)	(6)
Average assets under management	1,072	1,815	(743)	(41)
Total Assets Under Management
Beginning assets under management	29,655	32,777	(3,122)	(10)
Sales	5,496	6,292	(796)	(13)
Redemptions	(12,473)	(11,787)	(686)	6
Market appreciation	3,865	2,373	1,492	63
Ending assets under management	26,543	29,655	(3,112)	(10)
Average assets under management	$27,382	$33,365	$(5,983)	(18)%
________________
* Not meaningful
Fund inflows in 2013 were primarily due to sales in our equity and alternative strategies, but were not sufficient to overcome the outflows sustained from redemptions in our equity and lower-volatility equity strategies. Net redemptions in our funds were $3.9 billion in 2013 and represent an unfavorable change of $445 million from redemptions of $3.5 billion in 2012. The increase in market values positively impacted our funds by $3.0 billion during 2013 compared to market appreciation of $1.7 billion during 2012.
Separate accounts, which represent managed accounts for both institutions and individuals, combined net redemptions were $3.1 billion during 2013, compared to net redemptions of $2.0 billion in 2012. The decrease during 2013 in our institutional accounts was due to net redemptions of $2.8 billion that were partially offset by appreciation of $705 million. Institutional net redemptions increased $2.1 billion from $762 million in 2012 and were driven primarily from redemptions in lower-volatility equity strategies. Institutional account appreciation increased $257 million from $448 million in 2012. Managed account net redemptions of $265 million decreased $1.0 billion from net redemptions of $1.3 billion in 2012 and appreciation of $198 million in 2013 was an increase of $9 million from 2012.
Financial Review
Revenues
Total revenues decreased by $57.5 million, or 18%, to $269.1 million for the year ended December 31, 2013 from $326.7 million for the prior year. The decrease was primarily due to lower investment management fees, and distribution and underwriting fees.

			Change
(in thousands)	2013	2012	Amount	Percent
Investment management fees	$212,398	$255,823	$(43,425)	(17)%
Distribution and underwriting fees	54,068	67,816	(13,748)	(20)
Other	2,664	3,037	(373)	(12)
Total revenues	$269,130	$326,676	$(57,546)	(18)%
Investment management fees decreased by 17% for the year ended December 31, 2013, as our average assets under management decreased by $6.0 billion, or 18%, during the year. Investment management fees from open-end funds decreased by 21% to $126.1 million for the year ended December 31, 2013 from $158.9 million for the prior year, driven by a 20% decrease in average open-end fund assets. Investment management fees from our closed-end funds increased by 8% to $54.0 million for the year ended December 31, 2013 from $49.8 million for the prior year period, due to an 8% increase in average closed-end fund assets. Investment management fees from our separately managed accounts decreased by 35% to $29.7 million for the year ended December 31, 2013 from $45.5 million in the prior year, due to a 32% decrease in average separately managed accounts assets under management. Investment management fees that we earned as a percentage of average assets under management for the year ended December 31, 2013 were 0.77% compared to the 2012 rate of 0.76%. Investment management fees from assets under advisement for which we provide model portfolio design and oversight were $2.7 million for the year ended December 31, 2013, compared with $1.7 million in the prior year, due to a transfer from assets under management to assets under advisement in July 2012. Investment management fees that we earned as a percentage of assets under advisement for the years ended December 31, 2013 and December 31, 2012 were 0.30%.
Distribution and underwriting fees decreased by 20%, or $13.7 million to $54.1 million for the year ended December 31, 2013, primarily due to a decrease of 20% in average open-end fund assets across most share classes. The decrease in average open-end fund assets when compared to the prior year is largely due to net redemptions in our equity and lower-volatility equity strategies.
Other revenue principally reflects asset-based portfolio accounting fees. Other revenue decreased by 12% to $2.7 million from the prior year. Portfolio accounting fees generally rise and fall with the changes in average fund assets that we manage.
Operating Expenses
Operating expenses decreased by 8% to $191.2 million for the year ended December 31, 2013 from $206.9 million for the prior year. This change reflects decreases in distribution expenses, marketing and sales promotion expenses, and general and administrative expenses, partially offset by an increase in employee compensation and benefits expenses.

			Change
(in thousands)	2013	2012	Amount	Percent
Employee compensation and benefits	$85,551	$82,154	$3,397	4%
Distribution expenses	53,082	65,027	(11,945)	(18)
Marketing and sales promotion	15,728	19,503	(3,775)	(19)
General and administrative	36,883	40,188	(3,305)	(8)
Total operating expenses	$191,244	$206,872	$(15,628)	(8)%
Employee compensation and benefits expenses increased by $3.4 million, or 4%, for the year ended December 31, 2013. The increase in 2013 is due to an increase in base salaries and related benefits, an increase in equity compensation expenses and the impact of the planned departure of a senior executive partially offset by lower incentive compensation expenses. Salary expenses increased primarily due to increases in the number of associates we employ in our investment team. While continuing to focus on expense management in most areas of our firm, we added talent and resources to our investment team during 2013. The increase in equity compensation expenses in 2013 is primarily a result of new awards granted at the end of 2012 and a third quarter 2012 reversal of expenses due to forfeitures. The decreases in incentive compensation expenses are primarily a result of lower investment performance and net outflows.

Distribution expenses decreased by $11.9 million, or 18% for the year ended December 31, 2013. The decreases were primarily due to a reduction in average assets for open-end funds of 20%, which was across most share classes, as well as a decrease in amortization of deferred sales commissions of $1.8 million.
Marketing and sales promotion expenses decreased by $3.8 million for the year ended December 31, 2013, largely the result of lower advertising expenses, reduced reimbursements of fund operating expenses that are above the expense cap, and lower supplemental distribution payments to distribution intermediaries. Supplemental distribution payments are positively correlated with the levels of open-end fund assets that we manage.
General and administrative expenses decreased by $3.3 million for the year ended December 31, 2013. Many offsetting factors gave rise to the net decreases in expenses during 2013; however, the main drivers were a reduction in outsourcing of middle office function expenses, client reimbursements related to trade correction expenses that were recorded in the first quarter of 2012, and a decline in legal expenses.
Non-Operating Activities, Net of Redeemable Non-controlling Interest in Partnership Investments
Non-operating income, net of redeemable non-controlling interest in partnership investments increased by $7.4 million to $27.2 million for the year ended December 31, 2013, compared to $19.8 million for the prior year. The increase is primarily due to higher realized gains on our investment securities, partially offset by losses on our option contracts.

(in thousands)	2013	2012	Change
Interest income	$257	$385	$(128)
Interest expense	(6,021)	(6,017)	(4)
Net interest expense	(5,764)	(5,632)	(132)
Investment income	29,891	22,073	7,818
Dividend income	5,355	4,557	798
Miscellaneous other income	193	207	(14)
Investment and other income	35,439	26,837	8,602
Non-operating income, GAAP basis	29,675	21,205	8,470
Net income attributable to redeemable non-controlling interest in partnership investments	(2,502)	(1,436)	(1,066)
Non-operating income, net of redeemable non-controlling interest in partnership investments, non-GAAP basis (1)	$27,173	$19,769	$7,404

(1)
Non-operating income, net of redeemable non-controlling interest in partnership investments is a non-GAAP financial measure. Management believes this measure provides comparability of this information among reporting periods and is an effective measure for reviewing the Company’s non-operating contribution to its results.

Interest income decreased by $128,000 to $257,000 for the year ended December 31, 2013 as a result of decreases in our cash balances. Interest expense remained relatively flat for the year ended December 31, 2013 when compared to the prior year.

Investment income increased by $7.8 million to $29.9 million for the year ended December 31, 2013. The increase in investment income is driven by an increase in realized gains on the sale of investment securities and capital gain distributions generated as part of a tax harvesting strategy to better utilize tax loss carryforwards. These gains are offset with an other-than-temporary impairment charge of $7.5 million on certain available-for-sale securities with unrealized losses held in the investment portfolio and decreases in losses on option contracts. Dividend income increased by $798,000 to $5.4 million for the year ended December 31, 2013.
Net income attributable to redeemable non-controlling interest in partnership investments represents the portion of income or loss attributable to the other partners’ ownership interest in the partnership that we refer to as non-controlling interests.
The following table provides a summary of the returns that we generated from our corporate investment portfolio. This table combines the investment and dividend income as reported in our consolidated statement of operations with the change in fair value of our investment securities that are recorded in accumulated other comprehensive income, a component of equity, for the year ended December 31, 2013:

	Year Ended December 31, 2013
(in thousands)	Non-Operating Income, net	Change in Accumulated Other Comprehensive Income	Total
Funds and common stock	$33,759	$19,898	$53,657
Partnership investments	(2,016)	—	(2,016)
Option contracts	(1,852)	—	(1,852)
Investment income	29,891	19,898	49,789
Dividend income	5,355		5,355
Redeemable non-controlling interest in partnership investments	(2,502)		(2,502)
Investment portfolio results	$32,744		$52,642
Less: Non-controlling interest in Calamos Investments LLC		(14,184)
Deferred income taxes		(2,114)
Change in accumulated other comprehensive income		$3,600
Our investment portfolio returned $52.6 million, or 13.2%, for the full year 2013. These results primarily reflect realized and unrealized gains from investment securities and realized losses on option contracts to hedge market value fluctuations in the corporate investment portfolio.
Income Tax Provision
For the years ended December 31, 2013 and 2012, our effective tax rate was 25.0% and 41.1%, respectively. The December 31, 2013 effective tax rate includes the impact of a net decrease in the deferred tax valuation allowance of $3.0 million as a result of capital gains realized from the corporate investment portfolio that is attributable to CAM prior to the expiration of a portion of the capital loss carryforwards. A partial reversal of the deferred tax valuation allowance decreased our effective tax rate in 2013 by 12.2%. As of December 31, 2013, the remaining balance in the valuation allowance totaled $2.1 million. The ultimate realization of this deferred tax asset is dependent upon the generation of sufficient capital gains prior to the expiration of capital loss carryforwards in 2014. The December 31, 2012 effective tax rate included the impact of an increase in the deferred tax valuation allowance of $1.9 million to reduce our deferred income tax assets to the amount that was more likely than not to be realized. The establishment of the deferred tax valuation allowance increased our effective tax rate in 2012 by 6.1%.
Net Income
For the years ended December 31, 2013 and 2012, net income attributable to CAM was $18.6 million and $18.2 million, respectively. For the same period non-GAAP net income attributable to CAM was $18.8 million and $25.3 million, respectively. See “Supplemental Non-GAAP Financial Measures” of the MD&A below for descriptions of non-GAAP financial measures and a reconciliation of non-GAAP financial measures to GAAP financial measures.

Operating Results
Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
Assets Under Management
Assets under management decreased by $3.1 billion, or 10%, to $29.7 billion at December 31, 2012 from $32.8 billion at December 31, 2011. Average assets under management decreased by $2.3 billion, or 7%, to $33.4 billion for the year ended December 31, 2012 from $35.7 billion for the year ended December 31, 2011. As of December 31, 2012, assets under management consisted of 79% of funds and 21% of institutional and managed accounts. As of December 31, 2011, assets under management consisted of 76% of funds and 24% of institutional and managed accounts.

			Change
(in millions)	2012	2011	Amount	Percent
Open-end Funds
Beginning assets under management	$19,785	$22,049	$(2,264)	(10)%
Sales	4,598	6,029	(1,431)	(24)
Redemptions	(8,053)	(7,202)	(851)	12
Market appreciation (depreciation)	1,499	(1,091)	2,590	*
Ending assets under management	17,829	19,785	(1,956)	(10)
Average assets under management	20,250	21,952	(1,702)	(8)
Closed-end Funds
Beginning assets under management	5,260	5,303	(43)	(1)
Sales	3	264	(261)	(99)
Market appreciation (depreciation)	237	(307)	544	*
Ending assets under management	5,500	5,260	240	5
Average assets under management	5,454	5,387	67	1
Institutional Accounts
Beginning assets under management	5,505	5,559	(54)	(1)
Sales	1,462	1,654	(192)	(12)
Redemptions	(2,224)	(1,491)	(733)	49
Market appreciation (depreciation)	448	(217)	665	*
Ending assets under management	5,191	5,505	(314)	(6)
Average assets under management	5,846	5,836	10	—
Managed Accounts
Beginning assets under management	2,227	2,503	(276)	(11)
Sales	229	322	(93)	(29)
Redemptions	(1,510)	(490)	(1,020)	*
Market appreciation (depreciation)	189	(108)	297	*
Ending assets under management	1,135	2,227	(1,092)	(49)
Average assets under management	1,815	2,518	(703)	(28)
Total Assets Under Management
Beginning assets under management	32,777	35,414	(2,637)	(7)
Sales	6,292	8,269	(1,977)	(24)
Redemptions	(11,787)	(9,183)	(2,604)	28
Market appreciation (depreciation)	2,373	(1,723)	4,096	*
Ending assets under management	29,655	32,777	(3,122)	(10)
Average assets under management	$33,365	$35,693	$(2,328)	(7)%
________________

* Not meaningful
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
Separate accounts, which represent managed accounts for both institutions and individuals, combined net redemptions were $2.0 billion during 2012, compared to net redemptions of $5 million during the prior year. The net decrease from our managed accounts in 2012 were due to net redemptions of $1.3 billion, partially offset by appreciation of $189 million. Managed accounts net redemptions increase of $1.1 billion during 2012 was mainly due to $993 million of assets under management that were transferred to assets under advisement and partially due to increased redemptions in both equity and convertible strategies. The net decrease from our institutional accounts were due to net redemptions of $762 million, partially offset by appreciation of $448 million. Institutional accounts net redemptions were driven primarily from redemptions in convertible strategies and were partially reduced by net inflows into equity strategies.
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
Investment management fees decreased by 4% for the year ended December 31, 2012, as our average assets under management decreased by $2.3 billion, or 7%, during the year. Investment management fees from open-end funds decreased by 6% to $158.9 million for the year ended December 31, 2012 from $169.8 million for the prior year, driven by an 8% decrease in open-end fund average assets. Investment management fees from our closed-end funds increased by 2% to $49.8 million for the year ended December 31, 2012 from $49.1 million for the prior year period, due to a 1% increase in closed-end fund average assets. Investment management fees from our separately managed accounts decreased by 5% to $45.4 million for the year ended December 31, 2012 from $47.7 million in the prior year, due to an 8% decrease in separately managed accounts average assets under management. The investment management fee rate that we earned for the year ended December 31, 2012 was 0.76% and relatively constant when compared to the 2011 rate of 0.75%. Investment management fees from assets under advisement, for which we provide model portfolio design and oversight, for the year ended December 31, 2012 were $1.7 million. Investment management fees that we earned as a percentage of assets under advisement for the year ended December 31, 2012 were 0.30%. Assets under advisement for the year ended December 31, 2011 were immaterial.
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
Operating Expenses
Operating expenses decreased by 2% to $206.9 million for the year ended December 31, 2012 from $212.0 million for the prior year. This change reflects decreases in distribution expenses, partially offset by increases in employee compensation and benefits expenses, marketing and sales promotion expenses, and general and administrative expenses.

			Change
(in thousands)	2012	2011	Amount	Percent
Employee compensation and benefits	$82,154	$80,160	$1,994	2%
Distribution expenses	65,027	75,510	(10,483)	(14)
Marketing and sales promotion	19,503	17,107	2,396	14
General and administrative	40,188	39,195	993	3
Total operating expenses	$206,872	$211,972	$(5,100)	(2)%
Employee compensation and benefits expenses increased by $2.0 million, or 2%, for the year ended December 31, 2012. This increase is mostly attributable to increases in salary and benefits expenses and accruals for performance-based incentive compensation, partially offset by a reversal of equity compensation expense for forfeited awards. The increases in our performance-based incentive compensation and salary and benefit compensation is due to the increase in the number of associates we employ and our investment into more distribution and client-focused personnel.
Distribution expenses for the year ended December 31, 2012 decreased by $10.5 million, or 14%, when compared to the prior year. This change is due to a decrease in the average assets of most share classes and to a lesser extent a continued shift of average open-end fund assets which do not result in distribution expenses.
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
Non-Operating Activities, Net of Redeemable Non-controlling Interest in Partnership Investments
Non-operating income, net of redeemable non-controlling interest in partnership investments increased by $3.3 million to $19.8 million for the year ended December 31, 2012, compared to $16.5 million for the prior year. The increase is primarily due to higher realized gains and dividend income on our investment securities, partially offset by losses on our option contracts.

(in thousands)	2012	2011	Change
Interest income	$385	$289	$96
Interest expense	(6,017)	(6,650)	633
Net interest expense	(5,632)	(6,361)	729
Investment income	22,073	18,038	4,035
Dividend income	4,557	4,184	373
Miscellaneous other income	207	198	9
Investment and other income	26,837	22,420	4,417
Non-operating income, GAAP basis	21,205	16,059	5,146
Net (income) loss attributable to redeemable non-controlling interest in partnership investments	(1,436)	460	(1,896)
Non-operating income, net of redeemable non-controlling interest in partnership investments, non-GAAP basis (1)	$19,769	$16,519	$3,250

(1)
Non-operating income, net of redeemable non-controlling interest in partnership investments is a non-GAAP financial measure. Management believes this measure provides comparability of this information among reporting periods and is an effective measure for reviewing the Company’s non-operating contribution to its results.

Interest income increased by $96,000 to $385,000 for the year ended December 31, 2012 as a result of increases in our cash balances. Interest expense decreased by $633,000 to $6.0 million for the year ended December 31, 2012, as a result of our debt repayment of $32.9 million in April 2011.

Investment income increased by $4.0 million to $22.1 million for the year ended December 31, 2012. The majority of investment income reflects realized gains on the sale of investment securities generated as a part of a tax harvesting strategy to better utilize tax loss carryforwards that was implemented during 2010. Dividend income increased by $373,000 to $4.6 million for the year ended December 31, 2012.
Net (income) loss attributable to redeemable non-controlling interest in partnership investments represents the portion of income or loss attributable to the other partners’ ownership interest in the partnership that we refer to as non-controlling interests.
The following table provides a summary of the returns that we generated from our corporate investment portfolio. This table combines the investment and dividend income as reported in our consolidated statement of operations with the change in fair value of our investment securities that are recorded in accumulated other comprehensive income, a component of equity, for the year ended December 31, 2012:

	Year Ended December 31, 2012
(in thousands)	Non-Operating Income, net	Change in Accumulated Other Comprehensive Income (Loss)	Total
Funds and common stock	$29,582	$(1,485)	$28,097
Partnership investments	2,945	—	2,945
Option contracts	(10,454)	—	(10,454)
Investment income	22,073	(1,485)	20,588
Dividend income	4,557		4,557
Redeemable non-controlling interest in partnership investments	(1,436)		(1,436)
Investment portfolio results	$25,194		$23,709
Less: Non-controlling interest in Calamos Investments LLC		1,153
Deferred income taxes		122
Change in accumulated other comprehensive income		$(210)
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
Supplemental Non-GAAP Financial Measures
We provide investors with certain adjusted, non-GAAP financial measures including non-GAAP net income attributable to CAM and non-GAAP diluted earnings per share. These non-GAAP financial measures are provided to supplement the consolidated financial statements presented on a GAAP basis. These non-GAAP financial measures adjust GAAP financial measures to include the tax benefit from the amortization of deferred taxes on intangible assets, and to exclude the change in deferred tax valuation allowance, certain professional service fees related to CAM’s review of options for creating a greater degree of clarity regarding our market capitalization and CAM’s non-operating income, net of taxes. We believe these adjustments are appropriate to enhance an overall understanding of our operating financial performance, as well as to facilitate comparisons with our historical earnings results. These adjustments to our GAAP results are made with the intent of providing investors a more complete understanding of our underlying earnings results and trends and our marketplace performance. In addition, these non-GAAP financial measures are among the primary indicators management uses as a basis of managing our business.
The presentation of this additional information is not meant to be considered in isolation or as a substitute for the directly comparable financial measures prepared in accordance with GAAP. Investors should review the reconciliations of the non-GAAP financial measures to their most directly comparable GAAP financial measures as provided in the table below:

	2013	2012	2011
(in thousands, except per share data)
GAAP net income attributable to CAM	$18,628	$18,192	$15,870
Adjustments:
Deferred tax amortization on intangible assets	7,916	7,916	7,916
Increase (decrease) in deferred tax valuation allowance	(3,026)	1,900	5,200
Certain professional service fees, net of taxes	—	—	595
Non-operating income, net of taxes	(4,766)	(2,730)	(2,284)
Non-GAAP net income attributable to CAM	$18,752	$25,278	$27,297
Diluted - Weighted average shares outstanding	20,351,603	20,745,922	20,611,909
Diluted earnings per share	$0.92	$0.88	$0.77
Non-GAAP diluted earnings per share	$0.92	$1.22	$1.32
Non-GAAP net income attributable to CAM is calculated by adjusting the following items from GAAP net income attributable to CAM:

(i)	amortization of deferred taxes on intangible assets associated with the election under section 754 of the Internal Revenue Code of 1986, as amended (Section 754 election);

(ii)	change in deferred tax valuation allowance;

(iii)	certain professional service fees, net of taxes; and

(iv)	CAM’s non-operating income, net of taxes.
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
Liquidity and Capital Resources
We manage our liquidity position to ensure adequate resources are available to fund ongoing operations of the business, provide seed capital for new funds, maintain a strong investment-grade credit rating, provide conservative levels of capital for the Company’s regulated subsidiaries, fund our stock repurchase program and invest in other corporate strategic initiatives. Our principal sources of liquidity are cash flows from operating activities and our corporate investment portfolio, which is comprised of cash and cash equivalents, investment securities, derivatives and partnership investments. Investment securities are principally comprised of Company-sponsored funds. In addition, the individual securities held within our partnership investments are typically highly liquid.
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
The following table summarizes our principal sources of liquidity as of December 31, 2013 and December 31, 2012:

(in thousands)	December 31, 2013	December 31, 2012
Cash and cash equivalents	$39,078	$106,796
Investment securities	472,241	349,404
Derivatives, net	—	132
Partnership investments, net	26,496	40,416
Total corporate investment portfolio	$537,815	$496,748
We have utilized a hedging strategy using exchange-traded equity option contracts as an economic hedge to reduce downside risk and price volatility of the total portfolio value as well as to support compliance with the financial ratios associated with our long-term debt. This strategy allows us the flexibility to continue to provide seed capital for the development of new products when necessary, while seeking to help reduce risk and to maintain a solid credit rating.
Calamos Investments is the borrower of our $92.1 million in outstanding debt, including both current and long-term portions. We were in compliance with all financial covenants at December 31, 2013 and 2012. The Company currently has an investment-grade BBB+ rating from Standard & Poor’s.
The following is a summary of covenant compliance as of December 31, 2013 with the terms and covenants having the same meanings set forth under our amended note purchase agreements:

Covenant	December 31, 2013

EBITDA/interest expense - not less than 3.0	14.81
Debt/EBITDA - not more than 2.75	1.03
Investment coverage ratio - not less than 1.175	4.97
Net worth - not less than $160 million	$ 363.6 million
The following table summarizes key data relating to our liquidity and capital resources:

(in thousands)	December 31, 2013	December 31, 2012
Statements of financial condition data:
Cash and cash equivalents	$39,078	$106,796
Receivables	22,112	27,626
Investment securities and derivatives, net	472,241	349,536
Partnership investments, net	26,496	40,416
Deferred tax assets, net	46,740	55,308
Long-term debt, including current portion	92,115	92,115
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

Cash flows for the years ended December 31, 2013, 2012 and 2011 are shown below.

(in thousands)	2013	2012	2011
Cash flow data:
Net cash provided by operating activities	$104,668	$129,771	$154,293
Net cash used in investing activities	(80,992)	(41,532)	(14,387)
Net cash used in financing activities	(91,394)	(83,609)	(120,610)
Net cash provided by operating activities was $104.7 million, $129.8 million and $154.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. These net cash flows are primarily attributed to net income of the Company and are mostly generated by core business activities.
Net cash used in investing activities for the year ended December 31, 2013 was $81.0 million. The net cash used in investing activities primarily represents net cash outflows as a result of additional investments in Company-sponsored funds of $121.0 million, comprised of $77.0 million of seed capital to help expand our product offering and $44.0 million related to our tax harvesting strategy. Net cash outflows also included $9.2 million of dividend reinvestments and $1.7 million on our derivatives, which were used as economic hedges against the equity price risk in our investment portfolio. These flows were partially offset by net cash inflows as a result of proceeds from sales of investments of $37.7 million and the liquidation of a portion of our interest in one of our partnership investments totaling $18.7 million. The remaining sales and purchases of investment securities totaling $491.5 million had no impact on cash used in investing activities. These sales and purchases were mainly the result of realized gains on our investment securities as a result of our tax harvesting strategy.
Net cash used in investing activities for the year ended December 31, 2012 was $41.5 million. The net cash used in investing activities represents an investment of $18.1 million in Calamos Arista Strategic Fund LP, a newly established partnership; and investment of $10.0 million in our new Company-sponsored global fund to help expand our product offering; and an investment of $5.0 million in new investment strategies. The net cash used in investing activities also represents net cash outflows of $13.4 million as a result of derivatives, which are used as economic hedges against the equity price risk in our investment portfolio, and our $3.4 million purchase of Black Capital, LLC. These outflows were partially offset by the liquidation of one of the Company-sponsored funds totaling $17.0 million. The remaining sales and repurchases of investing activities resulted in little change in cash used in investing activities. These sales and repurchases of investments were the result of realized gains on our investment securities as a result of our tax harvesting strategy.
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
Net cash used in financing activities for the year ended December 31, 2013 was $91.4 million and largely represents pro rata income tax and equity distributions paid by Calamos Investments to our non-controlling interests of $68.2 million. Net cash used in financing activities was also due to Calamos Investments' repurchase of $13.2 million in Class A common stock as a result of our stock repurchase program, and cash dividends paid to common stockholders of $10.0 million.
Net cash used in financing activities for the year ended December 31, 2012 was $83.6 million and largely represents pro rata income tax and equity distributions paid by Calamos Investments to our non-controlling interests of $80.1 million, and cash dividends paid to common stockholders of $8.3 million.
Net cash used in financing activities for the year ended December 31, 2011 was $120.6 million and largely represents pro rata income tax and equity distributions paid by Calamos Investments to our non-controlling interests of $80.1 million, repayment of long-term debt of $32.9 million, and cash dividends paid to common stockholders of $7.6 million.
Distributions from Calamos Investments to CAM are eliminated upon consolidation and are not reflected in the net cash flows used in financing activities. The decrease in net cash used in financing activities principally reflects decreases in tax distributions driven by a decline in net income attributable to our non-controlling interests.

Contractual Obligations
The following table contains supplemental information regarding our total contractual cash obligations as of December 31, 2013:

	Payments Due by Period
(in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations, including interest (1)	$110,347	$52,114	$6,064	$26,724	$25,445
Operating lease obligations (2)	57,686	5,708	9,386	9,662	32,930
Other long-term obligations (3)	5,358	2,236	2,608	457	57
Total	$173,391	$60,058	$18,058	$36,843	$58,432
________________

(1)	The Company’s senior unsecured notes, which aggregate to $92.1 million, have series maturing in 2014, 2017 and 2019.

(2)	In accordance with GAAP, these obligations are not reflected in the accompanying consolidated statements of financial condition.

(3)
Other long-term obligations principally represent commitments under the incentive compensation plan and obligations associated with the purchase of Black Capital, LLC. These obligations are included in other non-current liabilities in the accompanying consolidated statements of financial condition.

In the ordinary course of business, the Company enters into contracts or purchase obligations with third parties whereby the third parties provide services to or on behalf of the Company. Purchase obligations include executory contracts, which are either non-cancelable or cancelable with a penalty. As of December 31, 2013, the Company’s obligations primarily include standard service contracts for portfolio, market data and office related services. Purchase obligations are recorded in the Company’s financial statements when services are provided. Due to the uncertainty of timing and amounts that will ultimately be paid, the amounts have been excluded from the table above.
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

Income Tax Provision (Benefit)
Management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against deferred tax assets. As of December 31, 2013 and 2012, our valuation allowance on deferred tax assets was $2.1 million and $7.1 million, respectively, which was recorded during 2013, 2012 and 2011, to reduce our deferred income tax assets to the amount that was more likely than not to be realized based on available evidence at the time the estimate was made. The valuation allowance on the deferred tax assets relates to our capital loss carryforward. During 2013, the Company recorded a $3.0 million valuation allowance reversal as a result of capital gains realized prior to the expiration of a portion of the capital loss carryforwards. Determining the valuation allowance requires management to make significant judgments and assumptions. In determining the valuation allowance we used historical and forecasted future realized and unrealized gains and losses on our investments, and future tax planning strategies. Each quarter we re-evaluate our estimate related to the valuation allowance, including our assumptions about future taxable income.
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
Recently Issued Accounting Pronouncements
We have reviewed all newly issued accounting pronouncements that are applicable to our business and to the preparation of our consolidated financial statements, including those not yet required to be adopted. We do not believe any such pronouncements will have a material effect on the Company’s financial position or results of operations. Accounting guidance that have become effective during 2013 or have not yet become effective with respect to our consolidated financial statements are described below:
In July 2013, the Financial Accounting Standards Board (FASB) issued new guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. This guidance is intended to reduce the diversity in presentation of unrecognized tax benefits. This guidance is effective for annual and interim periods beginning on or after December 15, 2013. The Company’s effective date is January 1, 2014. The Company’s current disclosures conform to this guidance and adopting this guidance does not add to the current disclosure requirements nor impact the Company’s financial position or results of operations.
In July 2013, the FASB issued new guidance that permits the Fed Funds Effective Swap Rate to be used as a benchmark interest rate for hedge accounting purposes in addition to interest rates on direct United States Treasury obligations and the LIBOR. This guidance is effective for qualifying new or redesigned hedging relationships entered into on or after July 17, 2013. At December 31, 2013, the Company had no hedging relationships in place. The adoption of this guidance had no impact on the Company’s financial position or results of operations.
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
Further, the value and composition of our assets under management are, and will continue to be, influenced by a variety of factors including, among other things: sales and redemptions of shares of the open-end funds and other investment products; fluctuation in both the underlying value and liquidity of the financial markets around the world that result in appreciation or depreciation of assets under management; open-end fund capital gain distributions; our ability to access capital markets; our introduction of new investment strategies, products and programs; our ability to educate our clients about our investment philosophy and provide them with best-in-class service; the relative investment performance of our products as compared to competing offerings and market indices; competitive conditions in the mutual fund, asset management and broader financial services sectors; investor sentiment and confidence; our decision to open or close products and strategies; and our ability to execute on our strategic plan to expand the business. Item 1A of this report discusses some of these and other important factors in detail under the caption “Risk Factors.”
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Securities Price Sensitivity
Our exposure to market risk is directly related to our role as investment advisors for the funds and separate accounts we manage. A significant majority of our operating revenue is derived from investment advisory, distribution and portfolio accounting agreements with the funds and separate accounts. Under these agreements, the fees we receive are typically based on the market value of our assets under management and our assets under advisement for which we provide model portfolio design and oversight. Accordingly, a decline in the prices of securities generally may cause our revenue and income to decline by causing the value of the assets we manage to decrease or by causing our clients to withdraw funds in favor of investments that they perceive as offering greater opportunity or lower risk.
In addition, a decline in the prices of securities may present market conditions that could preclude us from increasing our assets under management and prevent us from realizing higher fee revenue associated with such growth.

We are also subject to market risk, in the form of equity price risk, due to a decline in the prices of our investments in certain investment securities, partnership investments and derivatives. We own investment securities primarily comprised of products we manage.
The following table provides a sensitivity analysis of changes in fair value of our investment securities and partnership investments assuming a 10% increase or decrease in the individual price of each instrument as of December 31, 2013:

		Carrying Value Assuming
(in thousands)	Carrying Value	10% Increase	10% Decrease
Available-for-sale securities
Funds	$431,735	$474,909	$388,562
Common stock	213	234	192
Trading securities:
Funds	40,293	44,322	36,264
Partnership investments:
Partnerships, net	26,496	29,146	23,846
In order to reduce the volatility in fair value of the Calamos corporate investment portfolio, we have used exchange-traded option contracts as an economic hedge against price changes. These major equity market index exchange-traded option contracts are used specifically for hedging the equity price risk of a portfolio. The derivative assets and liabilities seen on our consolidated statements of financial condition are part of a single strategy to minimize the downside risk in the hedged portfolio, while allowing participation in a portion of an appreciating market. We do not enter into derivative instruments for speculative purposes.
Interest Rate Sensitivity
As of December 31, 2013, we had an aggregate of $92.1 million of outstanding debt, including both current and long-term portions, which consisted of senior unsecured notes of $46.1 million of 6.33% notes due July 15, 2014, $22.1 million of 6.52% notes due July 15, 2017 and $23.9 million of 6.67% notes due July 15, 2019. As these notes have fixed interest rates, we do not have any direct exposure to market interest rate risk.
Other Market Risks
Due to the nature of our business, we believe that we do not face any material credit risk, inflation, interest rate or foreign currency rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Calamos Asset Management, Inc.
We have audited the accompanying consolidated statements of financial condition of Calamos Asset Management, Inc. and Subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Calamos Asset Management, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Calamos Asset Management, Inc.’s and Subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992, and our report dated March 14, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ McGladrey LLP
Chicago, Illinois
March 14, 2014

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Calamos Asset Management, Inc.
We have audited Calamos Asset Management, Inc.'s and Subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, Calamos Asset Management, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Calamos Asset Management, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2013 and our report dated March 14, 2014 expressed an unqualified opinion.
/s/ McGladrey LLP
Chicago, Illinois
March 14, 2014

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
Under the supervision and with the participation of the chief executive officer and the chief financial officer, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.
The effectiveness of internal control over financial reporting as of December 31, 2013, has been audited by McGladrey LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ John P. Calamos, Sr.	/s/ Nimish S. Bhatt
John P. Calamos, Sr. Chairman, Chief Executive Officer and Global Co-Chief Investment Officer	Nimish S. Bhatt Senior Vice President and Chief Financial Officer
March 14, 2014

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share data)	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$39,078	$106,796
Receivables:
Affiliates and affiliated funds	16,306	17,756
Customers	5,806	9,870
Investment securities	472,241	349,404
Derivative assets	—	132
Partnership investments, net	34,047	60,828
Prepaid expenses	2,812	2,240
Deferred tax assets, net	10,165	7,110
Other current assets	2,283	804
Total current assets	582,738	554,940
Non-current assets:
Deferred tax assets, net	36,575	48,198
Goodwill	6,380	6,380
Property and equipment, net of accumulated depreciation and amortization ($60,339 at December 31, 2013 and $57,190 at December 31, 2012)	16,990	19,522
Other non-current assets	3,183	3,561
Total non-current assets	63,128	77,661
Total assets	$645,866	$632,601
LIABILITIES AND EQUITY
LIABILITIES
Current liabilities:
Distribution fees payable	$10,655	$12,937
Accrued compensation and benefits	22,527	23,953
Current portion of long-term debt	46,160	—
Interest payable	2,729	2,729
Accrued expenses and other current liabilities	7,224	5,288
Total current liabilities	89,295	44,907
Non-current liabilities:
Long-term debt	45,955	92,115
Deferred rent	9,013	9,275
Other non-current liabilities	3,121	4,455
Total non-current liabilities	58,089	105,845
Total liabilities	147,384	150,752

Redeemable non-controlling interest in partnership investments	7,551	20,412

EQUITY
Class A Common Stock, $0.01 par value; authorized 600,000,000 shares; 24,696,095 shares issued and 19,475,765 shares outstanding at December 31, 2013; 24,386,015 shares issued and 20,386,015 shares outstanding at December 31, 2012	247	244
Class B Common Stock, $0.01 par value; authorized 1,000 shares; 100 shares issued and outstanding at December 31, 2013 and 2012	—	—
Additional paid-in capital	218,359	215,637
Retained earnings	86,115	77,714
Accumulated other comprehensive income (loss)	2,863	(737)
Treasury stock; 5,220,330 shares at December 31, 2013 and 4,000,000 shares at December 31, 2012	(99,528)	(95,215)
Calamos Asset Management, Inc. stockholders’ equity	208,056	197,643
Non-controlling interest in Calamos Investments LLC (Calamos Interests)	282,875	263,794
Total equity	490,931	461,437
Total liabilities and equity	$645,866	$632,601
See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except share data)	2013	2012	2011
REVENUES
Investment management fees	$212,398	$255,823	$266,553
Distribution and underwriting fees	54,068	67,816	82,539
Other	2,664	3,037	3,229
Total revenues	269,130	326,676	352,321
EXPENSES
Employee compensation and benefits	85,551	82,154	80,160
Distribution expenses	53,082	65,027	75,510
Marketing and sales promotion	15,728	19,503	17,107
General and administrative	36,883	40,188	39,195
Total operating expenses	191,244	206,872	211,972
Operating income	77,886	119,804	140,349
NON-OPERATING INCOME
Net interest expense	(5,764)	(5,632)	(6,361)
Investment and other income	35,439	26,837	22,420
Total non-operating income	29,675	21,205	16,059
Income before income taxes	107,561	141,009	156,408
Income tax provision	6,262	12,568	18,497
Net income	101,299	128,441	137,911
Net income attributable to non-controlling interest in Calamos Investments LLC (Calamos Interests)	(80,169)	(108,813)	(122,501)
Net (income) loss attributable to redeemable non-controlling interest in partnership investments	(2,502)	(1,436)	460
Net income attributable to Calamos Asset Management, Inc.	$18,628	$18,192	$15,870
Earnings per share:
Basic	$0.94	$0.89	$0.79
Diluted	$0.92	$0.88	$0.77
Weighted average shares outstanding:
Basic	19,903,507	20,334,299	20,103,758
Diluted	20,351,603	20,745,922	20,611,909

Cash dividends declared per share	$0.50	$0.41	$0.38
See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in thousands)	2013	2012	2011
Net income	$101,299	$128,441	$137,911
Other comprehensive income (loss), before income tax provision (benefit)
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses)	39,630	19,027	(12,613)
Reclassification adjustment for realized gains included in net income	(19,732)	(20,512)	(33,937)
Other comprehensive income (loss), before income tax provision (benefit)	19,898	(1,485)	(46,550)
Income tax provision (benefit) related to other comprehensive income (loss)	2,114	(122)	(3,740)
Other comprehensive income (loss), after income tax provision (benefit)	17,784	(1,363)	(42,810)
Comprehensive income	119,083	127,078	95,101
Comprehensive income attributable to non-controlling interest in Calamos Investments LLC (Calamos Interests)	(94,358)	(107,663)	(86,131)
Comprehensive (income) loss attributable to redeemable non-controlling interest in partnership investments	(2,502)	(1,436)	460
Comprehensive income attributable to Calamos Asset Management, Inc.	$22,223	$17,979	$9,430
See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Calamos Asset Management, Inc. Stockholders
(in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest in Calamos Investments LLC (Calamos Interests)	Total	Redeemable Non-controlling Interest in Partnership Investments
Balance at December 31, 2010	$239	$212,256	$59,895	$5,841	$(95,215)	$218,679	$401,695	$1,697
Net income	—	—	15,870	—	—	122,501	138,371	(460)
Changes in unrealized gains on available-for-sale securities, net of income taxes	—	—	—	(1,765)	—	(9,853)	(11,618)	—
Reclassification adjustment for realized gains on available-for-sale securities included in income, net of income tax	—	—	—	(4,675)	—	(26,517)	(31,192)	—
Issuance of common stock (184,440 Class A common shares)	2	(2)	—	—	—	—	—	—
Cumulative impact of changes in ownership of Calamos Investments LLC	—	135	(3)	72	—	(1,247)	(1,043)	—
Compensation expense recognized under stock incentive plans	—	1,713	—	—	—	6,125	7,838	—
Dividend equivalent accrued under stock incentive plans	—	—	(123)	—	—	(439)	(562)	—
Net purchase of Calamos International Growth Fund LP	—	—	—	—	—	—	—	12,499
Liquidation of Calamos Market Neutral Opportunities Fund LP	—	—	—	—	—	—	—	(1,702)
Distributions to non-controlling interests	—	—	—	—	—	(80,081)	(80,081)	—
Dividends declared	—	—	(7,648)	—	—	—	(7,648)	—
Balance at December 31, 2011	241	214,102	67,991	(527)	(95,215)	229,168	415,760	12,034
Net income	—	—	18,192	—	—	108,813	127,005	1,436
Changes in unrealized gains on available-for-sale securities, net of income taxes	—	—	—	2,641	—	14,832	17,473	—
Reclassification adjustment for realized gains on available-for-sale securities included in income, net of income tax	—	—	—	(2,854)	—	(15,982)	(18,836)	—
Issuance of common stock (259,258 Class A common shares)	3	(3)	—	—	—	—	—	—
Cumulative impact of changes in ownership of Calamos Investments LLC	—	417	(5)	3	—	(1,429)	(1,014)	—
Compensation expense recognized under stock incentive plans	—	1,121	—	—	—	3,969	5,090	—
Dividend equivalent accrued under stock incentive plans	—	—	(117)	—	—	(412)	(529)	—
Net purchase of Calamos Arista Strategic Fund LTD	—	—	—	—	—	—	—	6,942
Distributions to non-controlling interests	—	—	—	—	—	(75,165)	(75,165)	—
Dividends declared	—	—	(8,347)	—	—	—	(8,347)	—
Balance at December 31, 2012	244	215,637	77,714	(737)	(95,215)	263,794	461,437	20,412
Net income	—	—	18,628	—	—	80,169	98,797	2,502
Changes in unrealized gains on available-for-sale securities, net of income taxes	—	—	—	6,453	—	29,384	35,837	—
Reclassification adjustment for realized gains on available-for-sale securities included in income, net of income tax	—	—	—	(2,858)	—	(15,195)	(18,053)	—
Issuance of common stock (310,080 Class A common shares)	3	(3)	—	—	—	—	—	—
Repurchase of common stock by Calamos Investments LLC (1,220,330 Class A common shares)	—	—	—	—	(2,930)	(10,266)	(13,196)	—
Impact of the redemption of common stock from Calamos Investments LLC by Calamos Asset Management, Inc. (165,524 Class A common shares)	—	1,383	—	—	(1,383)	—	—	—
Cumulative impact of changes in ownership of Calamos Investments LLC	—	5	—	5	—	(1,661)	(1,651)	—
Distributions to redeemable non-controlling interests in partnership investments	—	—	—	—	—	—	—	(15,363)
Compensation expense recognized under stock incentive plans	—	1,558	—	—	—	5,467	7,025	—
Impact on non-controlling interests as a result of dividends paid to Calamos Investments LLC on repurchased common stock	—	(221)	—	—	—	221	—	—
Dividend equivalent accrued under stock incentive plans	—	—	(252)	—	—	(870)	(1,122)	—
Distributions to non-controlling interests	—	—	—	—	—	(68,168)	(68,168)	—
Dividends declared	—	—	(9,975)	—	—	—	(9,975)	—
Balance at December 31, 2013	$247	$218,359	$86,115	$2,863	$(99,528)	$282,875	$490,931	$7,551
See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2013	2012	2011
Cash and cash equivalents at beginning of period	$106,796	$102,166	$82,870
Cash flows provided by operating activities:
Net income	101,299	128,441	137,911
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	2,686	4,462	6,529
Other depreciation and amortization	4,577	5,469	5,758
Loss on write-off of property and equipment	203	106	27
Deferred rent	(262)	(148)	(33)
Change in unrealized losses (gains) on trading securities, derivative assets, derivative liabilities and partnership investments, net	5,117	(4,675)	6,445
Net realized gains on sale of investment securities, derivative assets, derivative liabilities and partnership investments, net	(17,701)	(15,125)	(24,518)
Change in deferred tax asset valuation allowance	(4,952)	1,900	5,200
Deferred taxes, net	11,351	8,335	8,736
Stock based compensation	7,025	5,090	7,838
Employee taxes paid on vesting under stock incentive plans	(1,600)	(916)	(1,038)
(Increase) decrease in assets:
Receivables:
Affiliates and affiliated funds, net	1,450	736	828
Customers	4,064	165	316
Other assets	(4,420)	(916)	(2,349)
Increase (decrease) in liabilities:
Distribution fees payable	(2,282)	(2,923)	(700)
Accrued compensation and benefits	(1,426)	272	2,270
Accrued expenses and other liabilities	(461)	(502)	1,073
Net cash provided by operating activities	104,668	129,771	154,293
Cash flows used in investing activities:
Net additions to property and equipment	(2,187)	(1,816)	(1,982)
Purchases of investment securities	(621,760)	(348,687)	(204,771)
Proceeds from sale of investment securities	529,207	345,040	182,270
Net purchases of derivatives	(1,720)	(13,412)	(9,101)
Net changes in partnership investments	15,468	(19,265)	19,197
Net cash paid for acquisition, net of cash acquired	—	(3,392)	—
Net cash used in investing activities	(80,992)	(41,532)	(14,387)
Cash flows used in financing activities:
Repayment of long-term debt	—	—	(32,885)
Deferred tax (expense) benefit on vesting under stock incentive plans	(55)	(97)	4
Repurchase of common stock by Calamos Investments LLC (1,220,330 Class A common shares)	(13,196)	—	—
Equity distributions paid to non-controlling interests (Calamos Interests)	(28,010)	(27,692)	(27,334)
Tax distributions paid to non-controlling interests (Calamos Interests)	(40,158)	(47,473)	(52,747)
Cash dividends paid to common stockholders	(9,975)	(8,347)	(7,648)
Net cash used in financing activities	(91,394)	(83,609)	(120,610)
Net (decrease) increase in cash and cash equivalents	(67,718)	4,630	19,296
Cash and cash equivalents at end of period	$39,078	$106,796	$102,166
Supplemental disclosure of cash flow information:
Cash paid for:
Income taxes, net	$1,507	$2,334	$3,109
Interest	$5,954	$5,954	$6,864
See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1)    Organization and Description of Business
Calamos Asset Management, Inc. (“CAM”) is a holding company and as of December 31, 2013 owned 22.2% of Calamos Investments LLC (“Calamos Investments”). CAM, together with Calamos Investments and Calamos Investments’ subsidiaries (the “Company”), operates the investment advisory and distribution services businesses reported within these consolidated financial statements. CAM operates and controls all of the business and affairs of Calamos Investments and, as a result of this control, consolidates the financial results of Calamos Investments with its own financial results. The remaining 77.8% ownership interest in Calamos Investments is held by Calamos Family Partners, Inc. (“CFP”), a Delaware corporation, and John P. Calamos, Sr. the Chairman, Chief Executive Officer and Global Co-Chief Investment Officer of CAM. CFP and John P. Calamos, Sr. (collectively “Calamos Interests”) ownership interest, in accordance with applicable rules, is reflected and referred to within these consolidated financial statements as “non-controlling interests in Calamos Investments LLC”.
The Company primarily provides investment advisory services to individuals and institutional investors through a series of investment products that include open-end and closed-end funds ("funds”), separate accounts, offshore funds and partnerships. The subsidiaries through which the Company provides these services include: Calamos Advisors LLC (“CAL”), a Delaware limited liability company and registered investment advisor; Calamos Financial Services LLC (“CFS”), a Delaware limited liability company and registered broker-dealer; Calamos Wealth Management LLC, a Delaware limited liability company and registered investment advisor; and Calamos Investments LLP (formerly known as Calamos International LLP), a United Kingdom limited liability partnership, registered investment advisor with the Financial Conduct Authority in the United Kingdom, and a global distributor of the offshore funds and Company products.
(2)Summary of Significant Accounting Policies
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
Principles of Consolidation
The Company consolidates investments in which the Company’s ownership exceeds 50% or in which the Company operates and controls the business and affairs of the entity or is deemed to be the primary beneficiary. In order to make this determination, an analysis is performed to determine if the investment in an affiliate or partnership is a variable interest entity ("VIE"). The Company has evaluated its investments in affiliates and partnerships and has concluded that they are not VIEs. With respect to partnership investments, the limited partners have no control of the business and affairs of the partnership, no substantive ability to dissolve (liquidate) the partnership, or otherwise remove the general partner (CAL and Calamos Investments) without cause or have other substantive rights.
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
The Calamos Interests’ combined 77.8% and 77.9% interest in Calamos Investments at December 31, 2013 and 2012, respectively, is represented as a non-controlling interest in Calamos Investments LLC in the Company’s consolidated financial statements. Non-controlling interest in Calamos Investments is derived by multiplying the historical equity of Calamos Investments by the Calamos Interests’ aggregate ownership percentage for the periods presented. Issuances and repurchases of CAM’s common stock may result in changes to CAM’s ownership percentage and to the non-controlling interests’ ownership percentage of Calamos Investments with resulting changes reflected in the consolidated statements of changes in equity. Income is allocated based on the average ownership interest during the period in which the income is earned.
CAM owns certain assets to which common stockholders have exclusive economic rights. As of December 31, 2013, 2012 and 2011, these assets include cash, cash equivalents and investment securities of $78.3 million, $67.0 million and $56.3 million, net current and non-current deferred tax assets of $46.7 million, $55.3 million and $65.5 million, and net current income taxes receivable

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

of $2.3 million, $606,000 and $665,000, respectively, that are reported together with Calamos Investments’ consolidated assets in the consolidated statements of financial condition. Additionally, net income before income taxes, of $107.6 million, $141.0 million and $156.4 million for the years ended December 31, 2013, 2012 and 2011, respectively, each included $257,000, $230,000 and $166,000, respectively, of interest income on cash and cash equivalents held solely by CAM. For the year ended December 31, 2011, net income also included $775,000 of professional fees held solely by CAM. These portions of CAM’s income and expense are not affected by non-controlling interests.
CAL is the general partner and controls the operations of Calamos International Growth Fund LP and Calamos Investments, through a wholly owned subsidiary, is indirectly the general partner and controls the operations of Calamos Arista Strategic Fund LP (formerly Black Strategic Fund, LP) a U.S. feeder fund to Calamos Arista Strategic Master Fund LTD (formerly Black Strategic Master Fund Ltd.) a hedge fund in the Cayman Islands. As CAL and Calamos Investments are the general partners and control the operations of Calamos International Growth Fund LP and Calamos Arista Strategic Fund LP, respectively, and as Calamos Investments has a majority interest in Calamos Arista Strategic Fund LP, the results of these partnerships and the master fund are included into the Company’s consolidated financial results. In December 2013, the limited partners of Calamos International Growth Fund LP redeemed all of their interests in the fund. As a result, the Company deconsolidated Calamos International Growth Fund LP and accounted for this partnership investment using the equity method as of December 31, 2013. Calamos International Growth Fund LP will be dissolved in early 2014. See Note 7, Partnership Investments, for more discussion regarding these funds.
Calamos Partners LLC, a former subsidiary of Calamos Investments, was the general partner of Calamos Market Neutral Opportunities Fund LP, a private investment partnership that was primarily comprised of highly liquid marketable securities. During the first quarter of 2011, the Calamos Market Neutral Opportunities Fund LP partnership was liquidated. Up to the time the partnership was liquidated, the Company and its affiliates owned a majority interest in this partnership and consolidated the financial results of this partnership into its consolidated financial statements.
For the periods the partnerships are consolidated, the assets and liabilities of the partnerships are presented on a net basis within partnership investments, net in the consolidated statements of financial condition. The net income for these partnerships are included in investment and other income in the consolidated statements of operations, and the change in partnership investments is included in the net changes in partnership investments in the consolidated statements of cash flows. The partnerships are presented on a net basis in order to provide more clarity to the financial position and results of the core operations of the Company. The underlying assets and liabilities that are being consolidated are described in Note 7, Partnership Investments. The combined interests of all of the consolidated partnerships, not owned by the Company and that are redeemable at the option of the holder, are presented as redeemable non-controlling interest in partnership investments in the Company’s consolidated financial statements for the periods those partnerships were consolidated.
The Company holds non-controlling interests in certain other partnership investments that are included in partnership investments, net in the consolidated statements of financial condition. These other partnership investments are accounted for under the equity method.
Reclassifications
Certain items previously reported have been reclassified to conform to the current period's consolidated financial statements presentation.
The Company changed the classification of redeemable non-controlling interest in partnership investments from permanent equity to temporary equity on its consolidated statements of financial condition to conform to accounting guidance that requires non-controlling interests that are redeemable or convertible for cash or other assets at the option of the holder to be classified as temporary equity.
Amortization of deferred sales commissions, previously presented as a separate line, is now included with distribution expenses; and the classification of deferred sales commissions asset, previously presented on a separate line, is now included with other non-current assets. Deferred sales commissions asset and amortization became immaterial, with the discontinuation of the sale of Class B shares, making the separate line presentations less meaningful to the financial statement users.
Investment securities previously presented as CFS securities are being presented as Trading securities. Certain investments previously presented as Other are being presented as Alternative in Note 5, Investment Securities, and Note 8, Fair Value Measurements.
These reclassifications have been made for all periods presented.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Cash and Cash Equivalents
All highly liquid financial instruments with maturities of three months or less from date of purchase, consisting primarily of investments in insured money market accounts and money market funds, are considered cash equivalents.
Receivables from Customers
Receivables from customers represent balances arising from contractual investment advisory services provided to separate account customers and are recorded on an accrual basis. Provisions for bad debt expense during the years ended December 31, 2013, 2012, and 2011 and allowance for doubtful accounts as of December 31, 2013 and 2012, were not material.
Investment Securities
The Company carries its investment securities at fair value. For a majority of the Company’s investments, fair values are determined based upon quoted prices in active markets. If quoted market prices are not available, the Company uses matrix, model or other similar pricing methods to determine fair value. Investment securities transactions are recorded on a trade-date basis.
Investment securities are classified as available-for-sale as the Company does not intend to trade these securities in the near term. Unrealized gains and losses on available-for-sale securities are excluded from earnings and are reported, net of income tax, as a separate component of equity until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis and are included in investment and other income in the consolidated statements of operations.
Investment securities classified as trading securities are carried at fair value with all changes in the value of the securities going through current earnings. Therefore, both realized and unrealized gains and losses on these securities are included in investment and other income in the consolidated statements of operations.
On a quarterly basis, the Company conducts reviews to assess whether an other-than-temporary impairment exists on its available-for-sale investment securities. Other-than-temporary declines in value may exist when the fair value of an investment security has been below the carrying value for an extended period of time. If an other-than-temporary decline in value is determined to exist, the unrealized investment loss, net of tax is recognized in the consolidated statements of operations in the period in which the other-than-temporary decline in value occurs, as well as an accompanying permanent adjustment to accumulated other comprehensive income. See Note 5, Investment Securities for more discussion related to the other-than-temporary impairment charges recorded in 2013.
Derivative Assets and Liabilities
From time to time, the Company enters into derivative contracts to mitigate the negative impact that changes in security prices may have on the investment portfolio. The Company does not measure effectiveness or meet the criteria for hedge accounting and, therefore, records the changes in the fair value of these instruments in investment and other income in the consolidated statements of operations. The Company classifies derivatives as derivative assets and derivative liabilities in the consolidated statements of financial condition.
Goodwill
The Company’s goodwill represents the future economic benefits arising from Calamos Investments’ acquisition of Black Capital, LLC (“Black Capital”) that are not individually identified and separately recognized. Goodwill is assessed for impairment at the reporting unit level, Calamos Investments, at least annually, or whenever events or circumstances occur indicating that an impairment may have occurred. The goodwill impairment test is a two-step process. The first step requires the Company to estimate the fair value of its reporting unit and compare the fair value to the reporting unit’s carrying amount. If the fair value exceeds the carrying amount, the goodwill is not considered impaired. To the extent the reporting unit’s carrying amount exceeds its fair value, the reporting unit’s goodwill may be impaired and the second step of the impairment test must be performed. The second step involves assigning the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities as if the reporting unit had been acquired in a business combination in order to determine the implied fair value of the reporting unit’s goodwill. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment loss, if any, which would equal the excess of the carrying amount of goodwill over the goodwill’s implied fair value. No impairment has been recorded for the years ended December 31, 2013 and December 31, 2012. See Note 3, Acquisition for more discussion related to the acquisition of Black Capital.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
Internally Developed Software
Certain internal and external development costs incurred in connection with developing or obtaining software for internal use are capitalized. These capitalized costs are included in property and equipment, net in the consolidated statements of financial condition and are amortized using the straight-line method over their estimated useful lives, ranging from three to ten years. On an annual basis, the Company conducts reviews to assess the functionality and remaining useful lives of the capitalized software. Impairments of these assets, if any, are recognized in the consolidated statements of operations in the period in which the impairment occurs. During the years ended December 31, 2013 and December 31, 2012, the Company recorded an impairment for its internally developed software totaling $199,000 and $107,000, respectively. There were no impairments during 2011.
Restricted Cash
The Company has a $430,000 security deposit that is restricted from the Company’s general corporate use and is being reported in other non-current assets in the consolidated statements of financial condition.
Treasury Stock
During the first quarter of 2013, the Company’s board of directors approved a Class A common share repurchase program. Under the repurchase program, Calamos Investments is authorized to repurchase up to 3 million shares of CAM’s common stock. The share repurchases are expected to occur over the next 2 years. The program was implemented primarily to manage the dilution from share issuances under the Company’s incentive compensation plan. During the year ended December 31, 2013, Calamos Investments repurchased 1,220,330 shares of Class A common stock, at an average purchase price of $10.81 and a total cost of $13.2 million. As Calamos Investments is consolidated with CAM, the repurchased shares are reported as treasury shares.  As such, CAM’s 22.2% ownership interest in these shares totaling $2.9 million is reported in treasury stock, with Calamos Interests’ 77.8% ownership interest in these shares totaling $10.3 million reported in non-controlling interest in the consolidated statements of financial condition. The total shares repurchased are not included in the calculation of basic and diluted earnings per share in accordance with GAAP.
During 2013, CAM redeemed 165,524 Class A common shares from Calamos Investments for a value of $1.8 million which represents the fair value of the shares on the date of redemption. As Calamos Investments is consolidated with CAM, the impact of the distribution reflecting the non-controlling interest is $1.4 million.
For the year ended December 31, 2013, dividends on shares held by Calamos Investments totaled $284,000. The payment of these dividends increased Calamos Investments' equity resulting in a $221,000 adjustment from additional paid in capital to non-controlling interest in Calamos Investments LLC, in the consolidated statement of changes in equity. This adjustment represents Calamos Interests' ownership interest in those dividend payments.
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
Revenue Recognition
The Company earns investment management fees by providing services pursuant to the terms of the underlying advisory contract. Fees are based on a contractual investment advisory fee applied to the assets in each portfolio. Any fees collected in advance are deferred and recognized over the period earned. Performance-based advisory fees from certain separate accounts are recognized annually upon completion of the contract year and based upon either (1) the difference between the investment returns on a client’s portfolio compared to a benchmark index or (2) the absolute percentage of gain in the client’s account. Performance-based advisory fees from the open-end funds are recognized monthly when earned and are based upon the differences between the investment returns of the respective fund compared to a benchmark index.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Distribution and underwriting fees consist primarily of Rule 12b-1 distribution and/or service fees from the open-end funds, contingent deferred sales charges on the redemption of open-end fund shares and sales charges earned on open-end funds. Distribution service fees are accrued monthly as services are performed and are based on the average daily assets of the open-end funds. Contingent deferred sales charges are recorded on a trade-date basis when earned, and sales charges are recorded on the settlement date.
Net Interest Expense
Net interest expense represents interest expense incurred on debt net of interest income generated from cash and cash equivalents. Interest income is recognized when earned, and interest expense is recorded when incurred.
Investment and Other Income
Investment and other income is primarily comprised of: realized gains (losses) from all investment securities and partnership investments; unrealized gains (losses) on trading securities and partnership investments; realized and unrealized gains (losses) on derivatives; gains (losses) on foreign currency translation; and dividend income. Dividend income is recognized on the ex-dividend date.
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
Income Taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. During 2013, 2012 and 2011, the Company recorded valuation allowance adjustments to reduce or increase its deferred income tax assets to an amount that is more likely than not to be realized based on available evidence at the time estimates are made. Determining a valuation allowance requires management to make significant judgments and assumptions. In determining a valuation allowance the Company uses historical and forecasted future realized and unrealized gains and losses on its investment, ongoing tax planning strategies, and forecasts of future taxable income. Each quarter the Company re-evaluates its estimates related to its valuation allowance, including its assumptions about future taxable income. The Company’s capital loss carryforward is used against realized gains on its investment, derivative assets, derivative liabilities and partnership investments, using its tax harvesting strategies. See Note 16, Income Taxes for more discussion related to the deferred tax valuation allowance.

Future interest or penalties related to uncertain income tax positions are recognized in income tax provision when determined. The Company did not record any accrued interest or penalties related to uncertain tax positions through December 31, 2013.
Advertising Costs
Advertising costs are expensed as incurred and are included in marketing and sales promotion expenses in the consolidated statements of operations. For the years ended December 31, 2013, 2012 and 2011, advertising costs were $3.7 million, $5.4 million and $4.7 million, respectively.
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

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(3)    Acquisition
On August 31, 2012, Calamos Investments acquired Black Capital, a long/short equity investment firm located in New York City for a total purchase price of $6.8 million. The acquisition expands the Company’s existing capabilities in alternative strategies with an investment team that manages a long/short equity hedge fund. At closing, $3.4 million was paid to the seller with the remaining balance due in two equal installments, payable 18 and 36 months thereafter. There are no performance contingencies associated with the remaining installment payments. This future obligation is reported at fair value in other current and non-current liabilities.
The excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired resulted in the recognition of $6.4 million of goodwill. Acquisition-related expenses for professional services were expensed as incurred, and recorded in general and administrative expenses. The Company has not presented pro-forma combined results of operations for this acquisition, as the information was immaterial to the Company’s consolidated financial statements. The amount of revenue earned during 2012 as a result of the acquisition was immaterial.
(4)Related-Party Transactions
CAL provides investment management and portfolio accounting services to the open-end funds and the closed-end funds. CFS acts as the sole distributor of the U.S. open-end funds. Calamos Investments LLP is the sole global distributor of the offshore funds. The Company earns management, distribution and portfolio accounting fees for these services that are accrued and settled monthly. The table below summarizes the total fees earned from affiliates identified above during the years ended December 31, 2013, 2012 and 2011:

(in thousands)	2013	2012	2011
Investment management fees from:
Open-end funds	$124,875	$158,040	$169,596
Closed-end funds	53,981	49,842	49,102
Totals	$178,856	$207,882	$218,698
Distribution fees from open-end funds	$53,143	$66,604	$80,022
Portfolio accounting fees from:
Open-end funds	$1,810	$2,239	$2,441
Closed-end funds	679	623	613
Totals	$2,489	$2,862	$3,054
In September 2012, CAL began providing investment management services to Calamos Arista Strategic Master Fund LTD, a hedge fund in the Cayman Islands. Calamos Arista Strategic Fund LP is a newly consolidated partnership and U.S. feeder fund to Calamos Arista Strategic Master Fund LTD.  For the years ended December 31, 2013 and 2012, management and incentive fees for those services were $85,000 and $16,000, respectively.
Calamos Investments is party to a lease with 1111 Warrenville Road LLC, a subsidiary of Calamos Property Holdings LLC (“CPH”). In January 2011, Calamos Investments and 1111 Warrenville Road LLC amended the lease in order to extend the term for two years with automatic one year renewals and to increase the base rent accordingly. Rent under the lease commenced in August 2005 and will end on December 31, 2014. For the years ended December 31, 2013, 2012 and 2011 annual base rent and operating expense payments were $712,000, $809,000 and $793,000, respectively.
Calamos Investments is party to a 20-year lease with 2020 Calamos Court LLC, a subsidiary of CPH, with respect to the corporate headquarters constructed for the Company’s occupancy. Rent under the lease commenced in April 2005 and will end on May 31, 2025. For the years ended December 31, 2013, 2012 and 2011, annual base rent payments were $3.6 million, $3.5 million and $3.4 million, respectively. Annual base rent payments increase by 3% annually for the remaining term of the lease. Calamos Investments may not terminate the lease unless a casualty, condemnation or temporary government taking affects all or a substantial portion of the leased premises. 2020 Calamos Court LLC may only terminate the lease upon specified events of default, which are subject to applicable grace periods.
Calamos Investments is party to an agreement with Primacy Business Center LLC (“Primacy”), a subsidiary of CFP, where office space at the Company’s corporate headquarters is subleased to Primacy. The lease expires December 31, 2014, but automatically extends annually. For the years ended December 31, 2013, 2012 and 2011, Calamos Investments recognized sublease rental income

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

of $277,000, $277,000 and $226,000, respectively, which is classified as other income and included in investment and other income in the consolidated statements of operations.
Calamos Investments is party to a 20-year lease with 2020 Calamos Court Annex LLC, a subsidiary of CPH, with respect to the cafeteria in the Company’s corporate headquarters. Rent under the lease commenced in December 2005 and will end on May 31, 2025. For the years ended December 31, 2013, 2012 and 2011, annual base rent and operating expense payments were $300,000, $289,000 and $287,000, respectively. Annual base rent payments increase by 3% annually for the remaining term of the lease.
Calamos Investments is party to an agreement with CF Restaurant Enterprises LLC (“CFRE”), a subsidiary of CFP, where CFRE provides food and beverage services to Calamos Investments. Calamos Investments guarantees minimum daily revenues and CFRE agrees that certain quantities and combinations of food and beverage will be available at a predetermined price. For the years ended December 31, 2013, 2012 and 2011, Calamos Investments incurred expenses of $956,000, $976,000 and $969,000, respectively.
Calamos Investments is party to a 7.5 year lease with CityGate Centre I LLC, a subsidiary of CPH, with respect to office space. Rent payments under the lease commenced in May 2008 and will end on April 30, 2015. For the years ended December 31, 2013, 2012 and 2011, annual base rent and operating expense payments were $943,000, $922,000 and $885,000, respectively. Annual base rent payments increase by 2.5% annually. Calamos Investments has been granted two options to extend the term of the lease for five years each.
Calamos Investments headquarter campus is owned and operated by CFP, CPH and their subsidiaries (collectively, “CityGate Centre”) and is utilized by the Company to promote its business and brand awareness both in the local community and with its visiting strategic clients. CityGate Centre offers amenities such as hotel accommodations, restaurants and event planning services.  For the years ended December 31, 2013, 2012 and 2011, Calamos Investments had expense payments of $533,000, $632,000 and $596,000, respectively, related to these services.
JPC Falcon 1109 LLC (“JPC Falcon”) is an affiliated company controlled by a principal of the Company. CAL was party to a non-exclusive lease agreement with JPC Falcon, dated April 26, 2012, whereby CAL had use of an airplane owned by JPC Falcon. Under the agreement, CAL had use of the airplane for business travel and agreed to pay for the airplane use, along with other related expenses. There were no expenses related to this agreement in 2013. For the year ended December 31, 2012, expenses related to this agreement were $589,000. The agreement expired on April 26, 2013.
Dragon Leasing Corporation (“Dragon”) is an affiliated company controlled by a principal of the Company. CFP, CPH and Dragon have each entered into agreements with CAM, whereby the parties provide to each other certain services and resources, including furnishing office space and equipment, providing insurance coverage, overseeing the administration of their businesses and providing personnel to perform certain management and administrative services. These agreements have a term of one year and are renewable annually. The agreements are terminable on 30 days' notice by either party. In accordance with the terms of the agreements, the parties have agreed to pay each other an amount equal to the direct out-of-pocket expenses paid or incurred plus an allocation of indirect expenses, such as employee compensation and benefits.
The following table summarizes fees that have been recorded as expense allocations during the twelve months ended and the net receivable balance as of December 31, 2013, 2012 and 2011:

(in thousands)	2013	2012	2011
Expense allocated from the Company to CPH	$556	$606	$594
Expense allocated from the Company to CFP	236	245	328
Expense allocated from the Company to Dragon	16	18	18
Total expenses allocated from the Company to affiliates	808	869	940
Expense allocated from CPH and CFP to the Company	151	196	199
Net expense allocated from the Company to affiliates	$657	$673	$741
Net receivable for management services from CPH	$43	$1	$50
Net receivable (payable) for management services from CFP	$9	$4	$(1)
Net receivable for management services from Dragon	$1	$41	$1
Other receivables as a result of Black Capital purchase	$—	$38	$—
As a result of the control exercised by CFP, none of our agreements with CFP and other companies controlled by them are deemed to be negotiated on “arm’s length” terms. However, while not mandated, to date, any such agreements since the Company's initial public offering have been approved in accordance with the Conflict of Interests Policy contained in the Company's Second Amended and Restated Certificate of Incorporation.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(5)Investment Securities
The following table provides a summary of investment securities as of December 31, 2013 and December 31, 2012:

(in thousands)
December 31, 2013	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
Funds
Equity	$211,970	$11,997	$(679)	$223,288
Fixed income	98,834	430	(4)	99,260
Lower-volatility equity	67,836	2,385	(15)	70,206
Alternative	35,436	2,000	—	37,436
Other	1,414	133	(2)	1,545
Total Funds	415,490	16,945	(700)	431,735
Common stock	133	80	—	213
Total available-for-sale securities	$415,623	$17,025	$(700)	$431,948
Trading securities:
Funds
Equity	$48,539	$320	$(8,566)	$40,293
Total investment securities				$472,241

(in thousands)
December 31, 2012	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
Funds
Equity	$195,553	$2,930	$(5,517)	$192,966
Fixed income	103,404	665	(957)	103,112
Lower-volatility equity	43,718	106	(484)	43,340
Alternative	5,058	2	(92)	4,968
Other	1,543	42	(270)	1,315
Total Funds	349,276	3,745	(7,320)	345,701
Common stock	131	1	—	$132
Total available-for-sale securities	$349,407	$3,746	$(7,320)	$345,833
Trading securities:
Funds
Equity	$3,004	$567	$—	$3,571
Total investment securities				$349,404
Of the $472.0 million and $349.3 million investments in Funds at December 31, 2013 and 2012, respectively, $407.4 million and $295.0 million, respectively, were invested in affiliated funds.
The aggregate fair value of available-for-sale investment securities that were in an unrealized loss position at December 31, 2013 and 2012 was $14.0 million and $251.3 million, respectively. As of December 31, 2013, the Company had no investment securities that had been in a continuous loss position for 12 months or longer. As of December 31, 2012, the fair value of those securities in a continuous loss position for 12 months or longer was $123.9 million.
The Company recorded an other-than-temporary impairment charge of $7.5 million, on certain available-for-sale securities with unrealized losses during 2013. The other-than-temporary impairment charge was reported in non-operating income, in the consolidated statements of operations. As of December 31, 2013, the Company had no investment securities that had been in a continuous loss position for 12 months or longer.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2013, the Company believes that the remaining $700,000 in unrealized losses on certain available-for-sale securities are only temporary in nature, as these losses are a result of short-term declines in the net asset value of the funds. Further, the Company has the intent and ability to hold these securities for a period of time sufficient to allow for recovery of the market value. The Company also considered current market conditions and the nature of the securities held when determining the recoverability of those securities market value.
The following table provides a summary of changes in investment securities for the years ended December 31, 2013, 2012 and 2011:

(in thousands)	2013	2012	2011
Available-for-sale securities:
Proceeds from sales	$524,968	$344,911	$182,270
Gross realized gains on sales	$25,882	$28,587	$28,762
Trading securities:
Unrealized gains (losses)	$(8,813)	$94	$(432)
The table below summarizes the tax (provision) benefit on unrealized gains (losses) and gains reclassified out of accumulated other comprehensive income on available-for-sale securities for the years ended December 31, 2013, 2012 and 2011:

	2013			2012			2011
(in thousands)	Before-Tax Amount	Tax (Provision) Benefit	After-Tax Amount	Before-Tax Amount	Tax (Provision) Benefit	After-Tax Amount	Before-Tax Amount	Tax Benefit	After-Tax Amount
Available-for-sale securities:
Changes in unrealized gains (losses)	$39,630	$(3,793)	$35,837	$19,027	$(1,554)	$17,473	$(12,613)	$995	$(11,618)
Reclassification adjustment for realized gains included in income	(19,732)	1,679	(18,053)	(20,512)	1,676	(18,836)	(33,937)	2,745	(31,192)
Other comprehensive income (loss)	$19,898	$(2,114)	$17,784	$(1,485)	$122	$(1,363)	$(46,550)	$3,740	$(42,810)
Reclassification of realized gains out of accumulated other comprehensive income (loss) are reported in non-operating income, in investment income, in the consolidated statement of operations.  See Note 15, Non-Operating Income.
(6)Derivative Assets and Liabilities
The Company has used exchange-traded option contracts as an economic hedge of price changes in its investment securities portfolio in order to reduce the volatility equity markets have on the fair value of the Company's corporate investment portfolio and to assist in compliance with its debt covenants. The Company's investment securities, totaling $472.2 million at December 31, 2013, consist primarily of positions in several Calamos equity and fixed income funds. The equity price risk in the investment portfolio has been hedged using exchange-traded option contracts that correlate most closely with the change in value of the portfolio being hedged. The use of these option contracts is part of a hedge overlay strategy to minimize downside risk in the hedged portfolio. The Company may adjust its hedge position in response to movement and volatility in prices and changes in the composition of the hedged portfolio, but generally is not actively buying and selling contracts.
When applicable, the fair value of option contracts is reported in derivative assets and derivative liabilities in the consolidated statements of financial condition. Net gains and losses on these contracts are reported in investment and other income in the consolidated statements of operations. The Company had no derivative instruments outstanding as of December 31, 2013. The Company recorded net losses of $10.5 million and $10.0 million for the years ended December 31, 2012 and 2011, respectively. The Company has used these derivatives for risk management purposes but has not designated the contracts as hedges for accounting purposes.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(7)Partnership Investments
Presented below are the underlying assets and liabilities of the partnerships that the Company reports on a net consolidated basis, as well as partnership investments that the Company accounts for under the equity method. These investments are presented collectively as partnership investments, net in its consolidated statements of financial condition as of December 31, 2013 and 2012.

(in thousands)	2013	2012
Consolidated partnerships:
Securities owned	$29,149	$30,910
Cash and cash equivalents	12,208	12,720
Receivables for securities sold	1,076	—
Other current assets	30	743
Exchange-traded option contracts	94	13
Securities sold not yet purchased	(10,670)	(5,746)
Payables for securities purchased	(1,576)	—
Accrued expenses and other current liabilities	(76)	(739)
Total	30,235	37,901
Equity method investment in partnerships	3,812	22,927
Partnership investments, net	$34,047	$60,828
During 2012, the Company formed a wholly owned limited liability company, which became the general partner of Calamos Arista Strategic Fund LP a U.S. feeder fund that invests in Calamos Arista Strategic Master Fund Ltd. Calamos Investments invested $18 million of seed capital into Calamos Arista Strategic Fund LP and now owns a majority interest in the partnership. As the general partner of Calamos Arista Strategic Fund LP, the Company has certain rights, including rights to any incentive fees that may be earned from the net profits of the master fund. As a result of the Company’s control and majority ownership interest, the Company consolidates this partnership, and as a result, the master fund, on a net basis with the underlying assets reflected in Partnership investments, net.
During 2012, the Company was a general partner of Calamos International Growth Fund LP. Due to the Company's control of the partnership operations, the Company consolidated this partnership on a net basis with the underlying assets reflected in Partnership investments. In December 2013, the limited partners of Calamos International Growth Fund LP redeemed all of their interests in the fund. As a result, the Company deconsolidated Calamos International Growth Fund LP and accounted for this partnership investment using the equity method as of December 31, 2013. Calamos International Growth Fund LP will be dissolved in early 2014. This investment is presented as an equity method investment in partnerships in the table above.
The Company holds a non-controlling interest in Calamos Global Opportunities Fund LP and therefore, accounted for this investment using the equity method. This investment is presented as an equity method investment in partnerships in the table above. During 2013, the Company redeemed $18.7 million of its interest in Calamos Global Opportunities Fund LP for proceeds of $20.0 million, resulting in a realized gain of $1.3 million.
As of December 31, 2013 and 2012, the Company held non-controlling interests in another partnership and therefore, accounted for this investment using the equity method. This investment is presented as an equity method investment in partnerships in the table above.
(8)Fair Value Measurements
The Company utilizes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows: Level 1 — observable inputs such as quoted prices for identical assets and liabilities in active markets; Level 2 — inputs, other than the quoted prices in active markets, that are observable either directly or indirectly (including quoted prices of similar securities, interest rates, credit risk, fair value adjustments to quoted foreign securities, etc.); and Level 3 — unobservable inputs in which there is little or no market data, and require the reporting entity to develop its own assumptions. For each period presented, the Company did not have any assets or liabilities measured at fair value using Level 3 measurements. Transfers between levels are measured at the end of the reporting period. The Company had no transfers between levels during the period.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Investments are presented in the consolidated financial statements at fair value in accordance with GAAP. Investments in open-end funds are stated at fair value based on end of day published net asset values of shares owned by the Company. The fair value of investments in open-end funds was $450.4 million and $343.0 million at the end of December 31, 2013 and December 31, 2012, respectively. There are no unfunded commitments related to these investments. These investments may be redeemed daily with a redemption notice period of up to seven days. Investments in securities traded on a national securities exchange are stated at the last reported sales price on the day of valuation. Other securities, including derivatives, traded in the over-the-counter market and listed securities for which no sale was reported on that date are stated at the last quoted bid price. However, short sales positions and call options written are reported at the last quoted asked price. Convertible bonds, fixed income securities and other securities for which quotations are not readily available are valued at fair value based on observable inputs such as market prices for similar instruments as validated by third party pricing agencies and the Company’s prime broker.
The following tables provide the hierarchy of inputs used to derive the fair value of the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012. Foreign currency contracts are carried in the Company's partnership investments and are presented on a net basis where the right of offset exists, and had no impact for either period presented.

		Fair Value Measurements Using
(in thousands) Description	December 31, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)
Cash and cash equivalents
Money market funds	$1,752	$1,752	$—
Investment securities (Note 5)
Funds
Equity	263,581	263,581	—
Fixed income	99,260	99,260	—
Lower-volatility equity	70,206	70,206	—
Alternative	37,436	37,436
Other	1,545	1,545	—
Total Funds	472,028	472,028	—
Common stock	213	213	—
Investment securities	472,241	472,241	—
Securities and derivatives owned by partnership (Note 7)
Common stocks	29,149	29,149	—
Exchange-traded put option contracts	150	150	—
	29,299	29,299	—
Securities sold but not yet purchased by partnership (Note 7)
Common stocks	(10,185)	(10,185)	—
Exchange-traded funds	(485)	(485)
Exchange-traded call option contracts	(56)	(56)	—
	(10,726)	(10,726)	—
Total	$492,566	$492,566	$—

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

		Fair Value Measurements Using
(in thousands) Description	December 31, 2012	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)
Cash and cash equivalents
Money market funds	$2,700	$2,700	—
Investment securities (Note 5)
Funds
Equity	196,537	196,537	—
Fixed income	103,112	103,112	—
Lower-volatility equity	43,340	43,340	—
Alternative	6,062	6,062
Other	1,315	1,315	—
Total Funds	350,366	350,366	—
Common stock	132	132	—
Investment securities	350,498	350,498	—
Derivative assets (Note 6)
Exchange-traded put option contracts	132	132	—
Securities and derivatives owned by partnership (Note 7)
Common Stock	29,742	20,105	9,637
Preferred stocks	1,167	1,167	—
Short-term investments	467	—	467
Exchange-traded put option contracts	75	75	—
Forward foreign currency contracts	45	45	—
	31,496	21,392	10,104
Securities sold but not yet purchased by partnership (Note 7)
Common stocks	(5,746)	(5,746)	—
Exchange-traded call option contracts	(62)	(62)	—
Forward foreign currency contracts	(45)	(45)	—
Securities sold but not yet purchased (Note 5)
Common stocks	(1,094)	(1,094)	—
	(6,947)	(6,947)	—
Total	$377,879	$367,775	$10,104
The fair value of the Company’s long-term debt, including the current portion of long-term debt, which has a total carrying value of $92.1 million at December 31, 2013 and 2012, was $104.4 million and $110.1 million, respectively. The fair value of the Company’s payment obligation, which has a carrying value of $3.4 million at December 31, 2013 and 2012, was $3.3 million and $3.2 million, respectively. This obligation is associated with the Company's purchase of Black Capital in 2012, with the current portion reported in accrued expenses and other current liabilities and the non-current portion reported in other non-current liabilities in the consolidated statements of financial condition. These fair value estimates are calculated using discounted cash flows based on the Company’s incremental borrowing rates and market inputs for similar bonds for the debt, and the treasury yield curve plus market spread for the payment obligation. The fair values of the debt and payment obligation are based on Level 2 inputs within the fair value hierarchy.
The carrying value of all other financial instruments approximates fair value due to the short maturities of these financial instruments.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(9)Property and Equipment
As of December 31, 2013 and 2012, property and equipment and related accumulated depreciation were as follows:

(in thousands)	2013	2012
Property and equipment:
Furniture, fixtures and equipment	$27,617	$26,985
Leasehold improvements	32,062	32,062
Computer software	17,650	17,665
Total costs	77,329	76,712
Accumulated depreciation and amortization	(60,339)	(57,190)
Property and equipment, net	$16,990	$19,522
Computer software includes both internally developed software and software purchased.
(10)Loans Payable
The Company has access to margin loans for the settlement of call options, as well as an additional source of liquidity. The interest rate that can be charged on margin loans is 2.5% per annum, based on the brokerage firm’s lending rate. These loans are due on demand. The Company can borrow up to 70% of its marginable securities on deposit with its brokerage firm. The Company had no margin loan balances outstanding at December 31, 2013 and 2012.

(11)	Debt
In April 2004, Calamos Investments issued $150 million aggregate principal amount of 5.24% senior unsecured notes due April 29, 2011 to various note purchasers in a private placement. In July 2007, Calamos Investments completed a private debt offering of $375 million aggregate principal senior unsecured notes, with three series consisting of $197 million of 6.33% notes due July 15, 2014, $85 million of 6.52% notes due July 15, 2017 and $93 million of 6.67% notes due July 15, 2019. In December 2008, the Company prepaid $400 million of its outstanding long-term debt and re-negotiated its debt covenants. In April 2011, the outstanding balance of the $150 million senior unsecured notes, totaling $32.9 million, became due and was paid. As of December 31, 2013 and 2012, the outstanding balances of the notes totaled $92.1 million. Of the outstanding balances of the notes, $46.2 million is current as of December 31, 2013.
The table below summarizes the debt balance at December 31, 2013 and 2012:

(in thousands)	2013	2012
Senior unsecured notes:
6.33% notes due July 15, 2014	$46,160	$46,160
6.52% notes due July 15, 2017	22,100	22,100
6.67% notes due July 15, 2019	23,855	23,855
Total debt	92,115	92,115
Less current portion of long-term debt	(46,160)	—
Total long-term debt	$45,955	$92,115

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below summarizes the aggregate contractual annual maturities for the total debt balance at December 31, 2013:

(in thousands)	Contractual Maturities
2014	$46,160
2015	—
2016	—
2017	22,100
2018	—
Thereafter	23,855
Total debt	$92,115
Under the amended note purchase agreements governing the terms of these notes, Calamos Investments must maintain certain consolidated net worth in addition to leverage, investment and interest coverage ratios. The amended note purchase agreements also contain other covenants that, among other things, restrict the ability of Calamos Investments’ subsidiaries to incur debt and restrict the ability of Calamos Investments or its subsidiaries to create liens and to merge or consolidate, or sell or convey all or substantially all of Calamos Investments’ assets and places certain limitations on distributions and redemptions of equity interests. As of December 31, 2013 and 2012, the Company was in compliance with all covenants.
The weighted average interest rate on the notes is 6.46% over the remaining life of the notes.
(12)Common Stock
All shares of Class A Common Stock and Class B Common Stock are identical and entitle the holders to the same rights and privileges, including dividend rights and liquidity rights, unless otherwise required by law. However, the holders of Class B Common Stock possess super-voting rights which represents a 97.4% voting interest in the Company.
(13)Profit Sharing Plan
The Company contributes to a defined contribution profit sharing plan (the "PSP Plan") covering substantially all employees. Contributions to the PSP Plan are at the discretion of the Company and include discretionary profit sharing and matching components. For the years ended December 31, 2013, 2012 and 2011, the Company recorded expense for the contributions to the PSP Plan in the amounts of $2.5 million, $4.3 million and $3.5 million, respectively. This expense is included in employee compensation and benefits on the consolidated statements of operations.
(14)Stock Based Compensation
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

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

RSUs entitle each recipient to receive a share of Class A common stock and a dividend equivalent to the actual dividends declared on CAM’s Class A common stock. RSUs are granted with no strike price and, therefore, the Company receives no proceeds when the RSUs vest. These awards, including accrued dividends, vest at the end of the restriction period, generally not to exceed six years after the grant date, and are expensed on a straight-line basis over this period. For the years ended December 31, 2013, 2012 and 2011, 838,663 RSUs, 1,484,723 RSUs and 538,297 RSUs with an estimated fair value of $8.9 million, $15.9 million and $7.1 million, respectively, were awarded to employees of the Company in accordance with the provisions of the plan. A summary of the RSU activity follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2010	1,628,920	$15.61
Granted	538,297	13.21
Forfeited	(102,851)	13.06
Exercised upon vesting	(245,629)	17.81
Outstanding at December 31, 2011	1,818,737	14.75
Granted	1,484,723	10.70
Forfeited	(359,129)	13.78
Exercised upon vesting	(332,225)	20.11
Outstanding at December 31, 2012	2,612,106	12.26
Granted	838,663	10.66
Forfeited	(407,656)	12.14
Exercised upon vesting	(458,138)	14.96
Outstanding at December 31, 2013	2,584,975	11.58
Converted during the year ended December 31:
2011	184,440	$17.04
2012	259,258	12.34
2013	310,080	10.87
As of December 31, 2013, the Company had 2,584,975 RSUs outstanding with a weighted average remaining contractual life of 3.3 years and an aggregate intrinsic value of $30.6 million. The weighted average fair value of RSUs at the date of grant for the years ended December 31, 2013, 2012 and 2011 were $10.66, $10.70 and $13.21 per share, respectively. The aggregate intrinsic value and the fair value of RSUs that vested and were exercised during 2013, 2012 and 2011 was $5.0 million, $4.1 million and $4.2 million, respectively.
For the years ended December 31, 2013, 2012 and 2011, 458,138 RSUs, 332,225 RSUs and 245,629 RSUs, respectively, were exercised and, after 148,058 RSUs, 72,967 RSUs and 61,189 RSUs, respectively, were withheld for taxes, 310,080 RSUs, 259,258 RSUs and 184,440 RSUs, respectively, were converted, on a one-for-one basis, for shares of CAM’s Class A common stock. The total intrinsic value and the fair value of the converted shares were $3.4 million, $3.2 million and $3.1 million, respectively. The total tax benefit realized in connection with the exercise of the RSUs during 2013, 2012 and 2011 were $443,000, $367,000 and $356,000, respectively, as the Company receives tax benefits equal to the fair value of CAM’s common stock on the exercise date, less the amount attributable to the non-controlling interest.
Stock options entitle each recipient to purchase a share of Class A common stock in exchange for the stated exercise price upon vesting of each award. Under the plan, the exercise price of each option, which has a 10-year life, equals the market price of the Company’s stock on the date of grant. No awards were granted during the years ended December 31, 2013, 2012 and 2011.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Summarized information on the Company’s outstanding stock options at December 31, 2013 was as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Average Remaining Contractual Life	Weighted Average Option Price	Number of Shares	Weighted Average Option Price
$17.80	162,495	2.9	$17.80	162,495	$17.80
$18.00 - $29.11	1,683,248	2.6	$22.14	1,491,972	$22.41
$35.43	255,825	2.1	$35.43	255,825	$35.43
	2,101,568	2.5	$23.42	1,910,292	$23.76
The outstanding options do not have an intrinsic value as the exercise price exceeded the market value.
A summary of the stock option activity was as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	2,411,866	$23.17
Forfeited	(66,803)	19.43
Outstanding at December 31, 2011	2,345,063	23.28
Forfeited	(149,649)	22.14
Outstanding at December 31, 2012	2,195,414	23.36
Forfeited	(93,846)	21.94
Outstanding at December 31, 2013	2,101,568	23.42

Exercisable at December 31:
2011	1,125,627	24.15
2012	1,654,100	24.14
2013	1,910,292	23.76
For the years ended December 31, 2013, 2012 and 2011, compensation expense recorded in connection with the RSUs and stock options was $7.0 million, $5.1 million and $7.8 million, respectively, of which $1.6 million, $1.1 million and $1.7 million, respectively, was credited as additional paid-in capital. For the years ended December 31, 2013, 2012 and 2011, the amount of deferred tax asset created was $577,000, $415,000 and $634,000, respectively. As of December 31, 2013, $17.6 million of total unrecognized compensation expense related to unvested stock option and RSU awards is expected to be recognized over a weighted average service period of 3.3 years.
(15)Non-Operating Income
Non-operating income was comprised of the following components for the years ended December 31, 2013, 2012 and 2011:

(in thousands)	2013	2012	2011
Interest income	$257	$385	$289
Interest expense	(6,021)	(6,017)	(6,650)
Net interest expense	(5,764)	(5,632)	(6,361)
Investment income	29,891	22,073	18,038
Dividend income	5,355	4,557	4,184
Miscellaneous other income	193	207	198
Investment and other income	35,439	26,837	22,420
Non-operating income	$29,675	$21,205	$16,059

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(16)Income Taxes
The income tax provision for the years ended December 31, 2013, 2012 and 2011 consists of the following:

(in thousands)	2013	2012	2011
Current:
Federal	$(216)	$2,298	$3,527
State:
CAM portion	23	185	458
Calamos Interests portion	56	(148)	570
Total current income tax provision (benefit)	(137)	2,335	4,555
Deferred:
Federal	5,867	9,358	12,713
State	532	875	1,229
Total deferred income tax provision	6,399	10,233	13,942
Total income tax provision	$6,262	$12,568	$18,497
Calamos Investments is subject to certain income-based state taxes; therefore, income tax provision reflects not only the portion attributed to CAM stockholders but also a portion of income tax provision attributable to non-controlling interests.
The Company files income tax returns in federal, state and foreign tax jurisdictions. The Company is subject to U.S. federal, state and local examinations by tax authorities for years 2010 – 2013. The Internal Revenue Service (“IRS”) completed its examination of the Company’s U.S. income tax returns for years 2004, 2005 and 2006 in the third quarter of 2008. The IRS proposed adjustments that increased Calamos Investments’ taxable income by $1.3 million (plus additional amounts asserted by the IRS as interest and penalties), approximately 23% of which were attributed to CAM. The proposed IRS adjustments attributable to CAM were agreed upon and recorded as a current tax expense in 2009. Calamos Investments’ proposed penalties have been abated through the appeals process.
The Company's U.S. income tax returns for 2011 and 2012 are currently under IRS examination.
The following table reconciles the statutory federal income tax rate to the effective income tax rate for the years ended December 31, 2013, 2012 and 2011, respectively.

	2013	2012	2011
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefits	2.0%	2.0%	2.0%
Other non-deductible items	0.4%	0.4%	0.3%
Calamos Investments’ state income taxes	0.3%	(0.6)%	2.1%
Impact of deferred tax assets valuation allowance	(12.2)%	6.1%	15.3%
Impact of re-measuring certain deferred tax assets	—%	(2.3)%	—%
Impact on net deferred tax assets from change in statutory income tax rate	(0.3)%	—%	—%
Effective income tax rate	25.2%	40.6%	54.7%
Calamos Interests state income taxes	(0.2)%	0.5%	(1.7)%
CAM effective income tax rate	25.0%	41.1%	53.0%
Deferred income taxes reflect the expected future tax consequences of temporary differences between carrying amounts and tax bases of the Company’s assets and liabilities. During 2013, the Company recorded a $3.0 million valuation allowance reversal based on additional net capital gains realized.
The significant components of deferred income taxes at December 31, 2013 and 2012 are as follows:

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands)	2013	2012
Deferred tax assets:
Intangible assets	$42,373	$50,288
Capital loss carryforward	2,317	10,386
Unrealized net holding losses on investments of available-for-sale securities	—	292
Other	6,512	2,888
Total deferred tax assets	51,202	63,854
Valuation allowance on capital loss carryforward	(2,148)	(7,100)
Total deferred tax assets, net of valuation allowance	49,054	56,754
Deferred tax liabilities:
Unrealized net holding gains on investments of available-for-sale securities	1,822	—
Deferred sales commission	137	218
Goodwill	46	—
Other	309	1,228
Total deferred tax liabilities	2,314	1,446
Net deferred tax assets	$46,740	$55,308
Deferred tax assets and liabilities are reflected on the Company’s consolidated statements of financial condition as net deferred tax assets. The current and non-current portions of the net deferred tax asset were $10.2 million and $36.5 million, respectively, at December 31, 2013 and $7.1 million and $48.2 million, respectively, at December 31, 2012.
As of December 31, 2013, the Company’s net deferred income tax asset attributable to intangible assets was $42.4 million, which is being amortized and creating a tax benefit of $7.9 million per year over 15 years expiring during 2019. This deferred income tax asset was created as a result of the Company purchasing 20,000,000 membership units from CFP in 2004, whereby the Company made an election under Section 754 of the Internal Revenue Code to mark-to-market all qualified assets that it purchased, of which 17,000,000 membership units qualified for the stepped-up basis. Most of the assets receiving the stepped-up basis for tax purposes are in the form of intangible assets, such as management contracts, distribution contracts and intellectual property.
As of December 31, 2013, the Company’s total capital loss carryforward was $6.3 million, of which $5.8 million will expire in 2014 and $456,000 will expire in 2017, if not used before the expiration dates. As of December 31, 2013 and 2012, the Company’s valuation allowance on this deferred tax asset was $2.1 million and $7.1 million, respectively. The Company recorded a $2.0 million valuation allowance write off due to capital loss carryforwards that expired as of December 31, 2013.
As a result of Calamos Investments purchasing Black Capital in August 2012, the Company is amortizing goodwill in the amount of $6.4 million over 15 years, creating a deferred income tax liability.

For the year ended December 31, 2012, the Company re-measured its deferred tax asset related to equity compensation and recorded an income tax benefit of $561,000.
As of December 31, 2013 and 2012, the Company had no material unrecognized tax benefits and it does not anticipate any unrecognized tax benefits arising in the next 12 months that would result in a material change to its financial position. A reconciliation is not provided, as the beginning and ending amounts of unrecognized benefits are zero with no interim additions, reductions or settlements.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(17)Earnings Per Share
The following table reflects the calculation of basic and diluted earnings per share:

(in thousands, except per share amounts)	2013	2012	2011
Earnings per share – basic:
Earnings available to common shareholders	$18,628	$18,192	$15,870
Weighted average shares outstanding	19,904	20,334	20,104
Earnings per share – basic	$0.94	$0.89	$0.79
Earnings per share – diluted:
Earnings available to common shareholders	$18,628	$18,192	$15,870
Weighted average shares outstanding	19,904	20,334	20,104
Dilutive impact of restricted stock units	448	412	508
Weighted average shares outstanding	20,352	20,746	20,612
Earnings per share – diluted	$0.92	$0.88	$0.77
When dilutive, diluted shares outstanding for 2013, 2012 and 2011 are calculated (a) assuming that Calamos Interests exchanged all of their ownership interest in Calamos Investments and their CAM Class B common stock for shares of CAM’s Class A common stock (the "Exchange") and (b) including the effect of outstanding dilutive equity incentive compensation awards. As of December 31, 2013, 2012 and 2011, the impact of the Exchange was anti-dilutive and, therefore, excluded from the calculation of diluted earnings per share.
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
The Company amended its certificate of incorporation requiring that the Exchange be based on a fair value approach (details of the amendment are set forth in the Company’s Schedule 14C filed with the Securities and Exchange Commission on January 12, 2009). The amendment results in the same or fewer shares of Class A common stock being issuable at the time of the Exchange.
The shares issuable upon the Exchange as presented are estimated solely on the formula as described in Schedule 14C that does not necessarily reflect all inputs used in a fair valuation. It is critical to note that this formula does not incorporate certain economic factors and as such, in the event of an actual Exchange, the majority of the Company’s independent directors may determine the fair market value of CAM’s net assets and its ownership in Calamos Investments. For example, premiums and/or discounts for control and marketability as well as a different discount rate for future cash flows may be applied. Therefore, the directors’ valuation may result in the actual number of shares being materially different from the shares presented. Further, based upon currently available information, the Company believes it is unlikely that any Exchange would transpire without a fair market valuation of CAM’s net assets and possibly an agreement by Calamos Interests to Exchange, based upon that fair market valuation.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table shows the number of shares which were excluded from the computation of diluted earnings per share as they were anti-dilutive:

	2013	2012	2011
Shares of Class A common stock issuable upon an Exchange of Calamos Interests’ ownership in Calamos Investments*	34,594,896	36,735,145	43,360,855
Restricted stock units	558,473	—	—
Stock options	2,101,568	2,195,414	2,345,063
Total	37,254,937	38,930,559	45,705,918
* Number of shares calculated with the value of Calamos Investments LLC determined by using the closing price of our shares as of December 31, 2013 ($11.84), December 31, 2012 ($10.57) and December 31, 2011 ($12.51) as well as assuming said closing prices fully reflect all of CAM's assets; including the application of a 12% discount rate to certain deferred tax assets at each of December 31, 2013, 2012 and 2011. The value of Calamos Investments is then multiplied by Calamos Interests' percentage ownership in Calamos Investments LLC, with the result divided by the applicable year-end closing price. See Note 2, Summary of Significant Accounting Policies - Principles of Consolidation, for a description of certain assets owned by CAM.
(18)Commitments and Contingencies
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
In the normal course of business, the Company may be party to various legal proceedings from time to time. Currently, there are no legal proceedings that management believes may have a material effect on the Company's consolidated financial position or results of operations.
The Company leases office space and computer equipment under long-term operating leases expiring at various dates through fiscal year 2025. For the years ended December 31, 2013, 2012 and 2011 lease expenses were $5.6 million, $5.2 million and $5.0 million, respectively. As of December 31, 2013, the Company’s aggregate future minimum payments for operating leases having initial or non-cancelable terms greater than one year are payable as follows:

(in thousands)	Minimum Payments

Year ended December 31:
2014	$5,708
2015	4,751
2016	4,635
2017	4,769
2018	4,893
Thereafter	32,930
Total minimum lease payments	$57,686
(19)Regulatory and Net Capital Requirements
As a broker-dealer, CFS is subject to the Securities and Exchange Commission’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, and requires that the ratio of aggregate indebtedness to net capital (net capital ratio), as defined, shall not exceed 15 to 1. As of December 31, 2013 and 2012, the net capital, the excess of the required net capital and the net capital ratio were as follows:

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands)	2013	2012
Net capital	$6,230	$3,433
Excess of required net capital	$5,394	$2,489
Net capital ratio	2.01 : 1.0	4.12 : 1.0
(20)Concentration Risk
For the years ended December 31, 2013, 2012 and 2011, the percentage of revenues derived from services provided to two Company-sponsored open-end funds, the Calamos Growth Fund and the Calamos Growth and Income Fund were as follows:

	2013	2012	2011
Calamos Growth Fund	21%	26%	29%
Calamos Growth and Income Fund	15%	15%	14%
(21)Quarterly Financial Information (Unaudited)

	As of or for the Quarter Ended
	2013				2012
	Dec. 31	Sept. 30	June 30	March 31	Dec. 31	Sept. 30	June 30	March 31
(in millions)
Assets under management*	$26,543	$26,618	$25,797	$28,324	$29,655	$33,171	$33,384	$36,217
(in thousands, except share data)
Total revenue	$66,522	$64,965	$66,690	$70,953	$76,877	$81,847	$82,676	$85,276
Total operating expenses	44,579	49,541	48,286	48,838	48,796	50,114	53,739	54,223
Operating income	$21,943	$15,424	$18,404	$22,115	$28,081	$31,733	$28,937	$31,053
Net income attributable to CAM	$10,856	$2,697	$1,841	$3,234	$4,606	$4,733	$1,814	$7,039
Diluted earnings per share	$0.54	$0.13	$0.09	$0.16	$0.22	$0.23	$0.09	$0.34
Diluted shares outstanding	20,214,360	20,387,651	20,661,447	20,836,996	20,792,516	20,802,592	20,802,688	20,650,379
*Assets under management do not include assets for which the Company provides model portfolio design and oversight.
(22)Recently Issued Accounting Pronouncements
We have reviewed all newly issued accounting pronouncements that are applicable to our business and to the preparation of our consolidated financial statements, including those not yet required to be adopted. We do not believe any such pronouncements will have a material effect on the Company’s financial position or results of operations. Accounting guidance that have become effective during 2013 or have not yet become effective with respect to our consolidated financial statements are described below:
In July 2013, the Financial Accounting Standards Board (FASB) issued new guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. This guidance is intended to reduce the diversity in presentation of unrecognized tax benefits. This guidance is effective for annual and interim periods beginning on or after December 15, 2013. The Company’s effective date is January 1, 2014. The Company’s current disclosures conform to this guidance and adopting this guidance does not add to the current disclosure requirements nor impact the Company’s financial position or results of operations.
In July 2013, the FASB issued new guidance that permits the Fed Funds Effective Swap Rate to be used as a benchmark interest rate for hedge accounting purposes in addition to interest rates on direct United States Treasury obligations and the LIBOR. This guidance is effective for qualifying new or redesigned hedging relationships entered into on or after July 17, 2013. At December 31, 2013, the Company had no hedging relationships in place. The adoption of this guidance had no impact on the Company’s financial position or results of operations.
In February 2013, the FASB issued new guidance that requires an entity to provide additional information about reclassifications out of accumulated other comprehensive income. The amendments in this update supersede and replace the presentation requirements for reclassifications out of accumulated other comprehensive income in previously amended updates. This guidance

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
(23)Subsequent Event
On January 22, 2014, Calamos Investments made a $50.0 million distribution, of which $38.9 million or 77.8% was distributed to Calamos Interests.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
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
No changes were made in our internal control over financial reporting during the Company’s fourth quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting and McGladrey LLP’s Report of Independent Registered Public Accounting Firm are included in Item 8 of Part II, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
ITEM 9B. OTHER INFORMATION
Our 2014 Annual Meeting of Stockholders will be held on or about June 3, 2014 at our main offices, 2020 Calamos Court, Naperville, Illinois 60563.  The deadlines for director nominations and for stockholder proposals, whether or not for inclusion in our proxy statement submitted pursuant to Rule 14a-8 under the Exchange Act, remain unchanged.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Management	Directors

John P. Calamos, Sr. Chairman, Chief Executive Officer and Global Co-Chief Investment Officer	John P. Calamos, Sr. Chairman, Chief Executive Officer and Global Co-Chief Investment Officer

Gary D. Black Executive Vice President, Global Co-Chief Investment Officer	Gary D. Black Executive Vice President, Global Co-Chief Investment Officer

Nimish S. Bhatt Senior Vice President and Chief Financial Officer	Thomas F. Eggers Former Chief Executive Officer The Dreyfus Corporation

Richard W. Gilbert Former Lead Director Principal Mutual Funds Former Chairman and Director Federal Home Loan Bank of Chicago

Keith M. Schappert Business Consultant Former President and Chief Executive Officer Federated Investment Advisory Companies JP Morgan Investment Management

William N. Shiebler Former Chief Executive Officer of the Americas Deutsche Asset Management
Additional information regarding the Directors and Executive Officers of the Company and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference from our definitive proxy statement for our 2014 Annual Meeting of Stockholders (the “Proxy Statement”).
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
ITEM 11. EXECUTIVE COMPENSATION
Information required for this Item is incorporated herein by reference to the registrant’s Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required for this Item is incorporated herein by reference to the registrant’s Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required for this Item is incorporated herein by reference to the registrant’s Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required for this Item is incorporated herein by reference to the registrant’s Proxy Statement.
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

4.1
Stockholders’ Agreement among John P. Calamos, Sr., Nick P. Calamos and John P. Calamos, Jr., certain trusts controlled by them, Calamos Family Partners, Inc. and the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 3, 2004 File No. 000-51003).

4.2
Registration Rights Agreement between Calamos Family Partners, Inc., John P. Calamos, Sr. and the Registrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 3, 2004 File No. 000-51003).

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

10.1
Employment Agreement between the Registrant and John P. Calamos, Sr. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 3, 2004 File No. 000-51003).

10.2
Employment Agreement between the Registrant and Nick P. Calamos (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 3, 2004 File No. 000-51003).

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

10.5
Separation, Release and Noncompetition Agreement by and among the Registrant, Calamos Advisors LLC, Calamos Family Partners, Inc., Calamos Property Holdings LLC, John P. Calamos, Sr., John P. Calamos, Jr. and Nick P. Calamos (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 4, 2013).

10.6
Employment Agreement between Calamos Advisors LLC and Gary D. Black (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2012).

10.7
Omnibus Amendment Relating to Code Section 409A (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2009).

10.8
Separation Agreement between the Registrant and James J. Boyne (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2013).

10.9
Separation Agreement between Calamos Advisors LLC and Randall T. Zipfel (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2013).

10.10
Calamos Asset Management, Inc. Incentive Compensation Plan, as amended effective May 22, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 27, 2009).

10.11	Form of Equity Award Statement (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2009).

10.12
Form of Non-Employee Equity Award Statement (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2009).

10.13
Contribution Agreement between the Registrant and Calamos Investments LLC (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 3, 2004 File No. 000-51003).

10.14
Tax Indemnity Agreement among the Registrant, Calamos Family Partners, Inc. and Calamos Investments LLC (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 3, 2004 File No. 000-51003).

10.15
Fourth Amended and Restated Limited Liability Company Agreement of Calamos Investments LLC by and among Calamos Family Partners, Inc., John P. Calamos, Sr. and the Registrant (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2010).

10.16
Management Services and Resources Agreement by and among the Registrant, Calamos Family Partners, Inc. and Calamos Property Holdings LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2007).

10.17
Lease Agreement between 2020 Calamos Court LLC and Calamos Investments LLC (incorporated by reference to Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 2005 File No. 000-51003).

10.18
Lease Agreement between CityGate Centre I LLC and Calamos Investments LLC (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2007).

10.19
Letter Agreement between Calamos Asset Management, Inc. and James J. Boyne, dated August 29, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q filed with the Securities and Exchange Commission on November 4, 2013.

21.1	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm, McGladrey LLP.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
Upon written request by a stockholder to our Secretary at 2020 Calamos Court, Naperville, Illinois 60563, any exhibit shall be available at a reasonable charge (which will be limited to our reasonable expenses in furnishing such exhibits).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2014
CALAMOS ASSET MANAGEMENT, INC.
By:/s/ Nimish S. Bhatt
Name: Nimish S. Bhatt
Title: Senior Vice President and
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John P. Calamos, Sr. John P. Calamos, Sr.	Chairman of the Board, Chief Executive Officer and Global Co-Chief Investment Officer (Principal Executive Officer)	March 14, 2014

/s/Nimish S. Bhatt Nimish S. Bhatt	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 14, 2014

/s/Gary D. Black Gary D. Black	Executive Vice President and Global Co-Chief Investment Officer	March 14, 2014

/s/ Thomas F. Eggers Thomas F. Eggers	Director	March 14, 2014

/s/ Richard W. Gilbert Richard W. Gilbert	Director	March 14, 2014

/s/ Keith M. Schappert Keith M. Schappert	Director	March 14, 2014

/s/ William N. Shiebler William N. Shiebler	Director	March 14, 2014