Form 10-Q
period 2014-03-31
Calamos Asset Management, Inc. /DE/
filed 2014-05-06
CIK 1299033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
 FORM 10-Q
________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
At April 25, 2014, there were 20,531,774 shares of Class A common stock and 100 shares of Class B common stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share data)

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$81,335	$39,078
Receivables:
Affiliates and affiliated funds	16,726	16,306
Customers	4,538	5,806
Investment securities	360,256	472,241
Partnership investments, net	39,323	34,047
Prepaid expenses	4,015	2,812
Deferred tax assets, net	7,319	10,165
Other current assets	3,094	2,283
Total current assets	516,606	582,738
Non-current assets:
Deferred tax assets, net	37,139	36,575
Goodwill	6,380	6,380
Property and equipment, net of accumulated depreciation and amortization ($61,445 at March 31, 2014 and $60,339 at December 31, 2013)	16,133	16,990
Other non-current assets	3,352	3,183
Total non-current assets	63,004	63,128
Total assets	$579,610	$645,866
LIABILITIES AND EQUITY
LIABILITIES
Current liabilities:
Distribution fees payable	$9,912	$10,655
Accrued compensation and benefits	10,632	22,527
Current portion of long-term debt	46,160	46,160
Interest payable	1,240	2,729
Accrued expenses and other current liabilities	5,226	7,224
Total current liabilities	73,170	89,295
Non-current liabilities:
Long-term debt	45,955	45,955
Deferred rent	8,932	9,013
Other non-current liabilities	3,082	3,121
Total non-current liabilities	57,969	58,089
Total liabilities	131,139	147,384

Redeemable non-controlling interest in partnership investments	7,614	7,551

EQUITY
Class A Common Stock, $0.01 par value; authorized 600,000,000 shares; 24,822,945 shares issued and 18,566,000 shares outstanding at March 31, 2014; 24,696,095 shares issued and 19,475,765 shares outstanding at December 31, 2013	248	247
Class B Common Stock, $0.01 par value; authorized 1,000 shares; 100 shares issued and outstanding at March 31, 2014 and December 31, 2013	—	—
Additional paid-in capital	219,691	218,359
Retained earnings	85,772	86,115
Accumulated other comprehensive income	3,320	2,863
Treasury stock; 6,256,945 shares at March 31, 2014 and 5,220,330 shares at December 31, 2013	(103,336)	(99,528)
Calamos Asset Management, Inc. stockholders’ equity	205,695	208,056
Non-controlling interest in Calamos Investments LLC (Calamos Interests)	235,162	282,875
Total equity	440,857	490,931
Total liabilities and equity	$579,610	$645,866
See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)
(unaudited)

	Three Months Ended
	March 31, 2014	March 31, 2013
REVENUES
Investment management fees	$50,278	$55,942
Distribution and underwriting fees	12,989	14,328
Other	663	683
Total revenues	63,930	70,953
EXPENSES
Employee compensation and benefits	23,996	22,565
Distribution expenses	12,651	13,931
Marketing and sales promotion	3,705	3,389
General and administrative	9,502	8,953
Total operating expenses	49,854	48,838
Operating income	14,076	22,115
NON-OPERATING INCOME
Net interest expense	(1,465)	(1,419)
Investment and other income	1,583	3,219
Total non-operating income	118	1,800
Income before income taxes	14,194	23,915
Income tax provision	1,362	1,976
Net income	12,832	21,939
Net income attributable to non-controlling interest in Calamos Investments LLC (Calamos Interests)	(10,630)	(17,997)
Net income attributable to redeemable non-controlling interest in partnership investments	(63)	(708)
Net income attributable to Calamos Asset Management, Inc.	$2,139	$3,234
Earnings per share:
Basic	$0.11	$0.16
Diluted	$0.11	$0.16
Weighted average shares outstanding:
Basic	19,079,163	20,301,373
Diluted	19,805,828	20,836,996

Cash dividends declared per share	$0.125	$0.125
See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended
	March 31, 2014	March 31, 2013
Net income	$12,832	$21,939
Other comprehensive income, before income tax provision
Unrealized gains on available-for-sale securities:
Unrealized gains	2,518	7,750
Reclassification adjustment for realized gains included in net income	(816)	(1,423)
Other comprehensive income, before income tax provision	1,702	6,327
Income tax provision related to other comprehensive income	269	517
Other comprehensive income, after income tax provision	1,433	5,810
Comprehensive income	14,265	27,749
Comprehensive income attributable to non-controlling interest in Calamos Investments LLC (Calamos Interests)	(11,587)	(22,927)
Comprehensive income attributable to redeemable non-controlling interest in partnership investments	(63)	(708)
Comprehensive income attributable to Calamos Asset Management, Inc.	$2,615	$4,114
See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Three Months Ended March 31, 2014
(in thousands, except share data)
(unaudited)

	Calamos Asset Management, Inc. Stockholders
(in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest in Calamos Investments LLC (Calamos Interests)	Total	Redeemable Non-controlling Interest in Partnership Investments
Balance at December 31, 2013	$247	$218,359	$86,115	$2,863	$(99,528)	$282,875	$490,931	$7,551
Net income	—	—	2,139	—	—	10,630	12,769	63
Changes in unrealized gains on available-for-sale securities, net of income taxes	—	—	—	590	—	1,592	2,182	—
Reclassification adjustment for realized gains on available-for-sale securities included in income, net of income tax	—	—	—	(114)	—	(635)	(749)	—
Issuance of common stock (126,850 Class A common shares)	1	(1)	—	—	—	—	—	—
Repurchase of common stock by Calamos Investments LLC (1,036,615 Class A common shares)	—	—	(8)	—	(2,711)	(9,487)	(12,206)	—
Impact of the redemption of common stock from Calamos Investments LLC by Calamos Asset Management, Inc. (126,850 Class A common shares)	—	1,097	—	—	(1,097)	—	—	—
Cumulative impact of changes in ownership of Calamos Investments LLC	—	(100)	8	(19)	—	(248)	(359)	—
Compensation expense recognized under stock incentive plans	—	455	—	—	—	1,590	2,045	—
Impact on non-controlling interests as a result of dividends paid to Calamos Investments LLC on repurchased common stock	—	(119)	—	—	—	119	—	—
Dividend equivalent accrued under stock incentive plans	—	—	(68)	—	—	(241)	(309)	—
Distributions to non-controlling interests	—	—	—	—	—	(51,033)	(51,033)	—
Dividends declared	—	—	(2,414)	—	—	—	(2,414)	—
Balance at March 31, 2014	$248	$219,691	$85,772	$3,320	$(103,336)	$235,162	$440,857	$7,614
See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31, 2014	March 31, 2013
Cash and cash equivalents at beginning of period	$39,078	$106,796
Cash flows (used in) provided by operating activities:
Net income	12,832	21,939
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization of deferred sales commissions	638	714
Other depreciation and amortization	1,121	1,198
Deferred rent	(81)	(50)
Change in unrealized (gains) losses on trading securities, derivative assets, derivative liabilities and partnership investments, net	(8,779)	63
Net realized losses (gains) on sale of investment securities, derivative assets, derivative liabilities and partnership investments, net	7,992	(1,640)
Deferred taxes, net	1,989	1,866
Stock based compensation	2,045	1,490
Employee taxes paid on vesting under stock incentive plans	(335)	(157)
(Increase) decrease in assets:
Receivables:
Affiliates and affiliated funds, net	(420)	639
Customers	1,268	1,514
Other assets	(2,836)	(2,184)
Increase (decrease) in liabilities:
Distribution fees payable	(743)	(1,728)
Accrued compensation and benefits	(11,895)	(15,393)
Accrued expenses and other liabilities	(3,811)	(348)
Net cash (used in) provided by operating activities	(1,015)	7,923
Cash flows provided by investing activities:
Net additions to property and equipment	(249)	(239)
Purchases of investment securities	(8,618)	(55,890)
Proceeds from sale of investment securities	122,875	54,996
Net purchases of derivatives	—	(1,822)
Net changes in partnership investments	(5,059)	19,297
Net cash provided by investing activities	108,949	16,342
Cash flows used in financing activities:
Deferred tax expense on vesting under stock incentive plans	(24)	(93)
Repurchase of common stock by Calamos Investments LLC (1,036,615 at March 31, 2014, and 312,469 at March 31, 2013 Class A common shares)	(12,206)	(3,368)
Equity distributions paid to non-controlling interests (Calamos Interests)	(38,897)	(7,006)
Tax distributions paid to non-controlling interests (Calamos Interests)	(12,136)	(12,646)
Cash dividends paid to common stockholders	(2,414)	(2,559)
Net cash used in financing activities	(65,677)	(25,672)
Net increase (decrease) in cash and cash equivalents	42,257	(1,407)
Cash and cash equivalents at end of period	$81,335	$105,389
Supplemental disclosure of cash flow information:
Cash paid for:
Income taxes, net	$111	$1,636
Interest	$2,977	$2,977

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    Organization and Description of Business
Calamos Asset Management, Inc. (“CAM”) is a holding company and as of March 31, 2014 owned 22.2% of Calamos Investments LLC (“Calamos Investments”). CAM, together with Calamos Investments and Calamos Investments’ subsidiaries (the “Company”), operates the investment advisory and distribution services businesses reported within these consolidated financial statements. CAM operates and is the sole manager, thus controls all of the business and affairs of Calamos Investments and, as a result of this control, consolidates the financial results of Calamos Investments with its own financial results. The remaining 77.8% ownership interest in Calamos Investments is held by Calamos Family Partners, Inc. (“CFP”), a Delaware corporation, and John P. Calamos, Sr. the Chairman, Chief Executive Officer and Global Co-Chief Investment Officer of CAM. CFP and John P. Calamos, Sr. (collectively "Calamos Interests"), ownership interest, in accordance with applicable accounting guidance, is reflected and referred to within these consolidated financial statements as “non-controlling interest in Calamos Investments LLC”. As shown in the diagram below, CFP also owns all of CAM’s outstanding Class B common stock, which represents 97.4% of the combined voting power of all classes of CAM’s voting stock. The graphic below illustrates our organizational and ownership structure as of March 31, 2014:

(1)	Represents combined economic interest of Calamos Family Partners, Inc. and John P. Calamos, Sr. who is also a member of Calamos Investments LLC.

(2)
Represents combined economic interest of all public stockholders, including John P. Calamos, Sr. and John P. Calamos, Jr.’s combined 15.24% ownership interest of Class A common stock. The calculation of ownership interest includes options and RSUs that vest within 60 days, as well as CFP’s ownership interest in Class A common stock purchased by Calamos Investments LLC, pursuant to the Company’s share repurchase plan.

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
The consolidated financial statements as of March 31, 2014 and for the three months ended March 31, 2014 and 2013 have not been audited by the Company’s independent registered public accounting firm. In the opinion of management, these statements contain all adjustments, including those of a normal recurring nature, necessary for fair presentation of the financial condition and results of operations. The results for the interim periods presented are not necessarily indicative of the results to be obtained for a full fiscal year. This Form 10-Q filing should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
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
The Calamos Interests’ combined 77.8% interest in Calamos Investments at March 31, 2014 and December 31, 2013, is represented as a non-controlling interest in Calamos Investments LLC in the Company’s consolidated financial statements. Non-controlling interest in Calamos Investments is derived by multiplying the historical equity of Calamos Investments by the Calamos Interests’ aggregate ownership percentage for the periods presented. Issuances and repurchases of CAM’s common stock may result in changes to CAM’s ownership percentage and to the non-controlling interests’ ownership percentage of Calamos Investments with resulting changes reflected in the consolidated statements of changes in equity. Income is allocated based on the average ownership interest during the period in which the income is earned.
CAM owns certain assets to which common stockholders have exclusive economic rights. As of March 31, 2014 and 2013, these assets include cash, cash equivalents and investment securities of $91.1 million and $68.5 million, net current and non-current deferred tax assets of $44.5 million and $52.8 million, and net current income taxes receivable of $3.0 million and $2.1 million, respectively, that are reported together with Calamos Investments’ consolidated assets in the consolidated statements of financial condition. Additionally, net income before income taxes, of $14.2 million and $23.9 million for the three months ended March 31, 2014 and 2013, respectively, each included $38,000 and $87,000, respectively, of interest income on cash and cash equivalents held solely by CAM. These portions of CAM’s income and expense are not affected by non-controlling interests.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CAL is the general partner and controls the operations of Calamos International Growth Fund LP and Calamos Investments, through a wholly owned subsidiary, is indirectly the general partner and controls the operations of Calamos Arista Strategic Fund LP (formerly Black Strategic Fund, LP) a U.S. feeder fund to Calamos Arista Strategic Master Fund LTD (formerly Black Strategic Master Fund Ltd.) a hedge fund in the Cayman Islands. As CAL and Calamos Investments are the general partners and control the operations of Calamos International Growth Fund LP and Calamos Arista Strategic Fund LP, respectively, and as Calamos Investments has a majority interest in Calamos Arista Strategic Fund LP, the results of these partnerships and the master fund are included into the Company’s consolidated financial results. In December 2013, the limited partners of Calamos International Growth Fund LP redeemed all of their interests in the fund. As a result, the Company deconsolidated Calamos International Growth Fund LP and accounted for this partnership investment using the equity method as of December 31, 2013. Calamos International Growth Fund LP was dissolved on April 10, 2014. See Note 5, Partnership Investments, for more discussion regarding these funds.
For the periods the partnerships are consolidated, the assets and liabilities of the partnerships are presented on a net basis within partnership investments, net in the consolidated statements of financial condition. The net income for these partnerships is included in investment and other income in the consolidated statements of operations, and the change in partnership investments is included in the net changes in partnership investments in the consolidated statements of cash flows. The partnerships are presented on a net basis in order to provide more clarity to the financial position and results of the core operations of the Company. The underlying assets and liabilities that are being consolidated are described in Note 5, Partnership Investments. The combined interests of all of the consolidated partnerships, not owned by the Company and that are redeemable at the option of the holder, are presented as redeemable non-controlling interest in partnership investments in the Company’s consolidated financial statements for the periods those partnerships were consolidated.
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
Treasury Stock
During the first quarter of 2013, the Company’s board of directors approved a Class A common share repurchase program. Under the repurchase program, Calamos Investments is authorized to repurchase up to 3 million shares of CAM’s common stock. The share repurchases are expected to occur over the next 2 years. The program was implemented primarily to manage the dilution from share issuances under the Company’s incentive compensation plan. During the three months ended March 31, 2014, Calamos Investments repurchased 1,036,615 shares of Class A common stock, at an average purchase price of $11.77 and a total cost of $12.2 million. As Calamos Investments is consolidated with CAM, the repurchased shares are reported as treasury shares.  As such, CAM’s 22.2% ownership interest in these shares totaling $2.7 million is reported in treasury stock, with Calamos Interests’ 77.8% ownership interest in these shares totaling $9.5 million reported in non-controlling interest in the consolidated statements of financial condition. The total shares repurchased are not included in the calculation of basic and diluted earnings per share in accordance with GAAP.
During the three months ended March 31, 2014, CAM redeemed 126,850 Class A common shares from Calamos Investments for a value of $1.4 million which represents the fair value of the shares on the date of redemption. As Calamos Investments is consolidated with CAM, the impact of the distribution reflecting the non-controlling interest is $1.1 million.
During the three months ended March 31, 2014, dividends on shares held by Calamos Investments totaled $153,000. The payment of these dividends increased Calamos Investments' equity resulting in a $119,000 adjustment from additional paid in capital to non-controlling interest in Calamos Investments LLC in the consolidated statement of changes in equity. This adjustment represents Calamos Interests' ownership interest in those dividend payments.
For a comprehensive disclosure of the Company's significant accounting policies, see the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(3)Investment Securities
The Company is required to carry all investment securities it owns at fair value and record all changes in fair value in current earnings. As such, unrealized gains and losses on trading securities, as well as realized gains and losses on all investment securities, are included in investment and other income in the consolidated statements of operations. Unrealized gains and losses on available-for-sale securities are reported, net of CAM's deferred income tax, as a separate component of accumulated other comprehensive income in equity until realized.
The following table provides a summary of investment securities as of March 31, 2014 and December 31, 2013:

(in thousands)
March 31, 2014	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
Funds
Equity	$197,416	$11,416	$(768)	$208,064
Fixed income	29,887	818	(1)	30,704
Lower-volatility equity	67,841	3,954	(171)	71,624
Alternative	40,664	2,522	(3)	43,183
Other	1,432	196	(1)	1,627
Total Funds	337,240	18,906	(944)	355,202
Common stock	134	65	—	199
Total available-for-sale securities	$337,374	$18,971	$(944)	$355,401
Trading securities:
Funds
Equity	$4,539	$316	$—	$4,855
Total investment securities				$360,256

(in thousands)
December 31, 2013	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
Funds
Equity	$211,970	$11,997	$(679)	$223,288
Fixed income	98,834	430	(4)	99,260
Lower-volatility equity	67,836	2,385	(15)	70,206
Alternative	35,436	2,000	—	37,436
Other	1,414	133	(2)	1,545
Total Funds	415,490	16,945	(700)	431,735
Common stock	133	80	—	$213
Total available-for-sale securities	$415,623	$17,025	$(700)	$431,948
Trading securities:
Funds
Equity	$48,539	$320	$(8,566)	$40,293
Total investment securities				$472,241
Of the $360.1 million and $472.0 million investments in Funds at March 31, 2014 and December 31, 2013, respectively, $360.1 million and $427.6 million, respectively, were invested in affiliated funds and accounts that are separately managed.
The aggregate fair value of available-for-sale investment securities that were in an unrealized loss position at March 31, 2014 and December 31, 2013 was $50.3 million and $14.0 million, respectively. As of March 31, 2014 and December 31, 2013, the Company had no investment securities that had been in a continuous loss position for 12 months or longer.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of March 31, 2014 and December 31, 2013, the Company believes that the $900,000 and $700,000, respectively, in unrealized losses on certain available-for-sale securities are only temporary in nature, as these losses are a result of short-term declines in the net asset value of the funds. Further, the Company has the intent and ability to hold these securities for a period of time sufficient to allow for recovery of the market value. The Company also considered current market conditions and the nature of the securities held when determining the recoverability of those securities' market value. As of March 31, 2014, no other-than-temporary impairment charge was recorded.
The following table provides a summary of changes in investment securities for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(in thousands)	2014	2013
Available-for-sale securities:
Proceeds from sales	$87,263	$54,996
Gross realized gains on sales	$454	$1,420
Trading securities:
Change in unrealized gains/losses	$8,562	$366
The table below summarizes the tax provision (benefit) on unrealized gains and gains reclassified out of accumulated other comprehensive income on available-for-sale securities for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
(in thousands)	Before-Tax Amount	Tax Provision (Benefit)	After-Tax Amount	Before-Tax Amount	Tax Provision (Benefit)	After-Tax Amount
Available-for-sale securities:
Changes in unrealized gains	$2,518	$336	$2,182	$7,750	$634	$7,116
Reclassification adjustment for realized gains included in income	(816)	(67)	(749)	(1,423)	(117)	(1,306)
Other comprehensive income	$1,702	$269	$1,433	$6,327	$517	$5,810
Reclassification of realized gains out of accumulated other comprehensive income are reported in non-operating income, in investment income, in the consolidated statement of operations.  See Note 9, Non-Operating Income.
(4)Derivative Assets and Liabilities
The Company used exchange-traded option contracts as an economic hedge of price changes in its investment securities portfolio in order to reduce the volatility equity markets have on the fair value of the Company's corporate investment portfolio and to assist in compliance with its debt covenants during the first quarter of 2013. The Company's investment securities, totaled $358.4 million at March 31, 2013, consisting primarily of positions in several Calamos equity and fixed income funds. The equity price risk in the investment portfolio was hedged using exchange-traded option contracts that correlate most closely with the change in value of the portfolio being hedged. The use of these option contracts was part of a hedge overlay strategy to minimize downside risk in the hedged portfolio. The Company may adjust its hedge position in response to movement and volatility in prices and changes in the composition of the hedged portfolio, but generally is not actively buying and selling contracts.
The Company has elected not to offset its derivative assets with its derivative liabilities even if a right of offset exists. When applicable, the fair value of option contracts is reported on a gross basis in derivative assets and derivative liabilities in the consolidated statements of financial condition. Net gains and losses on these contracts are reported in investment and other income in the consolidated statements of operations. The Company had no derivative instruments outstanding as of March 31, 2014. The Company recorded a net loss of $1.7 million for the quarter ended March 31, 2013. The Company used these derivatives for risk management purposes but has not designated the contracts as hedges for accounting purposes.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(5)Partnership Investments
Presented below are the underlying assets and liabilities of the partnerships that the Company reports on a net consolidated basis, as well as partnership investments that the Company accounts for under the equity method. These investments are presented collectively as partnership investments, net in its consolidated statements of financial condition as of March 31, 2014 and December 31, 2013.

(in thousands)	March 31, 2014	December 31, 2013
Consolidated partnerships:
Securities owned	$30,430	$29,149
Cash and cash equivalents	15,087	12,208
Receivables for securities sold	1,332	1,076
Other current assets	—	30
Exchange-traded option contracts	23	94
Securities sold not yet purchased	(8,957)	(10,670)
Payables for securities purchased	(2,317)	(1,576)
Accrued expenses and other current liabilities	(141)	(76)
Total	35,457	30,235
Equity method investment in partnerships	3,866	3,812
Partnership investments, net	$39,323	$34,047
(6)Fair Value Measurements
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
Investments are presented in the consolidated financial statements at fair value in accordance with GAAP. Investments in open-end funds are stated at fair value based on end of day published net asset values of shares owned by the Company. The fair value of investments in open-end funds was $333.4 million and $450.4 million at the end of March 31, 2014 and December 31, 2013, respectively. There are no unfunded commitments related to these investments. These investments may be redeemed daily with a redemption notice period of up to seven days. Investments in securities traded on a national securities exchange are stated at the last reported sales price on the day of valuation. Other securities, including derivatives, traded in the over-the-counter market and listed securities for which no sale was reported on that date are stated at the last quoted bid price. However, short sales positions and call options written are reported at the last quoted asked price. Convertible bonds, fixed income securities and other securities for which quotations are not readily available are valued at fair value based on observable inputs such as market prices for similar instruments as validated by third party pricing agencies and the Company’s prime broker.
The following tables provide the hierarchy of inputs used to derive the fair value of the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, respectively. Foreign currency contracts are carried in the Company's partnership investments and are presented on a net basis where the right of offset exists, and had no impact for either period presented.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

		Fair Value Measurements Using
(in thousands) Description	March 31, 2014	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)
Cash and cash equivalents
Money market funds	$21,253	$21,253	$—
Investment securities (Note 3)
Funds
Equity	212,919	212,919	—
Fixed income	30,704	30,704	—
Lower-volatility equity	71,624	71,624	—
Alternative	43,183	43,183
Other	1,627	1,627	—
Total Funds	360,057	360,057	—
Common stock	199	199	—
Investment securities	360,256	360,256	—
Securities and derivatives owned by partnership (Note 5)
Common stocks	30,430	30,430	—
Exchange-traded put option contracts	59	59	—
	30,489	30,489	—
Securities sold but not yet purchased by partnership (Note 5)
Common stocks	(8,590)	(8,590)	—
Exchange-traded funds	(367)	(367)
Exchange-traded call option contracts	(36)	(36)	—
	(8,993)	(8,993)	—
Total	$403,005	$403,005	$—

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

		Fair Value Measurements Using
(in thousands) Description	December 31, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)
Cash and cash equivalents
Money market funds	$1,752	$1,752	$—
Investment securities (Note 3)
Funds
Equity	263,581	263,581	—
Fixed income	99,260	99,260	—
Lower-volatility equity	70,206	70,206	—
Alternative	37,436	37,436
Other	1,545	1,545	—
Total Funds	472,028	472,028	—
Common stock	213	213	—
Investment securities	472,241	472,241	—
Securities and derivatives owned by partnership (Note 5)
Common stocks	29,149	29,149	—
Exchange-traded put option contracts	150	150	—
	29,299	29,299	—
Securities sold but not yet purchased by partnership (Note 5)
Common stocks	(10,185)	(10,185)	—
Exchange-traded funds	(485)	(485)	—
Exchange-traded call option contracts	(56)	(56)	—
	(10,726)	(10,726)	—
Total	$492,566	$492,566	$—
The fair value of the Company’s long-term debt, including the current portion of long-term debt, which has a total carrying value of $92.1 million at March 31, 2014 and December 31, 2013, was $102.2 million and $104.4 million, respectively. The fair value of the Company’s payment obligation, which has a carrying value of $1.7 million and $3.4 million at March 31, 2014 and December 31, 2013, was $1.6 million and $3.3 million, respectively. This obligation is associated with the Company's purchase of Black Capital in 2012, reported in other non-current liabilities in the consolidated statements of financial condition. These fair value estimates are calculated using discounted cash flows based on the Company’s incremental borrowing rates and market inputs for similar bonds for the debt, and the treasury yield curve plus market spread for the payment obligation. The fair values of the debt and payment obligation are based on Level 2 inputs within the fair value hierarchy.
The carrying value of all other financial instruments approximates fair value due to the short maturities of these financial instruments.
(7)Loans Payable
The Company has access to margin loans for the settlement of call options, as well as an additional source of liquidity. The interest rate that can be charged on margin loans is 2.5% per annum, based on the brokerage firm’s lending rate. These loans are due on demand. The Company can borrow up to 70% of its marginable securities on deposit with its brokerage firm. The Company had no margin loan balances outstanding at March 31, 2014 and December 31, 2013.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(8)Stock Based Compensation
Under the Company’s incentive compensation plan, certain employees of the Company receive stock based compensation comprised of stock options and restricted stock units (“RSUs”). Historically, RSUs have been settled with newly issued shares so that no cash was used by the Company to settle awards; however, the Company may also use treasury shares upon the exercise of stock options and upon conversion of RSUs. The Company’s Annual Report on Form 10-K for the year ended December 31, 2013 provides details of this plan and its provisions.
During the three months ended March 31, 2014, the Company granted 834,949 RSUs and there were 11,051 RSUs forfeited. During the same period, the Company granted no stock options and there were 122,711 stock options forfeited.
During the three months ended March 31, 2014, 157,006 RSUs vested with 30,156 units withheld for taxes and 126,850 RSUs converted into an equal number of shares of CAM’s Class A common stock. The total intrinsic value and the fair value of the converted shares was $1.4 million. The total tax benefit realized in connection with the vesting of the RSUs during the three months ended March 31, 2014 was $170,000, as the Company receives tax benefits based upon the portion of Calamos Investments’ expense that it recognizes.
During the three months ended March 31, 2014 and 2013, compensation expense recorded in connection with the RSUs and stock options was $2.0 million and $1.5 million, respectively, of which $455,000 and $330,000, respectively, was credited as additional paid-in capital after giving effect to the non-controlling interests. The amount of deferred tax asset created was $168,000 and $122,000 during the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, $24.3 million of total unrecognized compensation expense related to unvested stock option and RSU awards is expected to be recognized over a weighted-average period of 3.4 years.
(9)Non-Operating Income
Non-operating income was comprised of the following components for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(in thousands)	2014	2013
Interest income	$39	$87
Interest expense	(1,504)	(1,506)
Net interest expense	(1,465)	(1,419)
Investment income	857	2,284
Dividend income	663	892
Miscellaneous other income	63	43
Investment and other income	1,583	3,219
Non-operating income	$118	$1,800
(10)Income Taxes
Calamos Investments is subject to certain income-based state taxes; therefore, income taxes reflect not only the portion attributed to CAM stockholders but also a portion of income taxes attributable to non-controlling interests.

	Three Months Ended March 31,
	2014	2013
(in thousands)
Income tax provision	$1,362	$1,976
Income tax provision attributable to non-controlling interest in Calamos Investments	(45)	(31)
Income tax provision attributable to CAM	1,317	1,945
Net income attributable to CAM	2,139	3,234
Income before taxes attributable to CAM	$3,456	$5,179
CAM’s effective income tax rate	38.1%	37.6%

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(11)Earnings Per Share
The following table reflects the calculation of basic and diluted earnings per share:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2014	2013
Earnings per share – basic:
Earnings available to common shareholders	$2,139	$3,234
Weighted average shares outstanding	19,079	20,301
Earnings per share – basic	$0.11	$0.16
Earnings per share – diluted:
Earnings available to common shareholders	$2,139	$3,234
Weighted average shares outstanding	19,079	20,301
Dilutive impact of restricted stock units	727	536
Weighted average shares outstanding	19,806	20,837
Earnings per share – diluted	$0.11	$0.16
When dilutive, diluted shares outstanding are calculated (a) assuming that Calamos Interests exchanged all of their ownership interest in Calamos Investments and their CAM Class B common stock for shares of CAM’s Class A common stock (the "Exchange") and (b) including the effect of outstanding dilutive equity incentive compensation awards. As of March 31, 2014, and 2013, the impact of the Exchange was anti-dilutive and, therefore, excluded from the calculation of diluted earnings per share.
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
The following table shows the number of shares which were excluded from the computation of diluted earnings per share as they were anti-dilutive:

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three Months Ended March 31,
	2014	2013
Shares of Class A common stock issuable upon an Exchange of Calamos Interests’ ownership in Calamos Investments*	31,167,271	39,102,589
Stock options	1,978,857	2,187,005
Total	33,146,128	41,289,594
* Number of shares calculated with the value of Calamos Investments LLC determined by using the closing price of our shares as of March 31, 2014 ($12.93) and March 31, 2013 ($11.77) as well as assuming said closing prices fully reflect all of CAM's assets; including the application of a 12% discount rate to certain deferred tax assets at each of March 31, 2014 and 2013. The value of Calamos Investments is then multiplied by Calamos Interests' percentage ownership in Calamos Investments LLC, with the result divided by the applicable period-end closing price. See Note 2, Summary of Significant Accounting Policies - Principles of Consolidation, for a description of certain assets owned by CAM.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
We are a firm of 358 full-time associates that primarily provides investment advisory services to institutions and individuals, managing and servicing $26.1 billion and $28.3 billion in assets under management as of March 31, 2014 and 2013, respectively. Assets under management do not include assets under advisement of $791 million and $939 million as of March 31, 2014 and 2013, respectively, for which the Company provides model portfolio design and oversight.
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
We market our investment strategies to our clients through a variety of products designed to suit their investment needs. We currently categorize the portfolios that we manage within four investment product types captured in our funds and separate accounts. The following table lists our assets under management by product as of March 31, 2014 and 2013.

	March 31,
(in millions)	2014	2013
Funds
Open-end funds	$16,009	$16,825
Closed-end funds	6,337	5,734
Total funds	22,346	22,559
Separate Accounts
Institutional accounts	2,757	4,646
Managed accounts	1,044	1,120
Total separate accounts	3,801	5,766
Total assets under management	$26,147	$28,325
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
Operating Results
Three Months Ended March 31, 2014 Compared with Three Months Ended March 31, 2013
Assets Under Management
Assets under management decreased by $2.2 billion, or 8%, to $26.1 billion as of March 31, 2014 from $28.3 billion as of March 31, 2013. Our assets under management consisted of 85% funds and 15% separate accounts as of March 31, 2014 and 80% funds and 20% separate accounts as of March 31, 2013.

	Three Months Ended March 31,
			Change
(in millions)	2014	2013	Amount	Percent
Open-end Funds
Beginning assets under management	$16,128	$17,829	$(1,701)	(10)%
Sales	1,213	1,131	82	7
Redemptions	(1,416)	(2,861)	1,445	(51)
Market appreciation	84	726	(642)	(88)
Ending assets under management	16,009	16,825	(816)	(5)
Average assets under management	16,017	17,485	(1,468)	(8)
Closed-end Funds
Beginning assets under management	6,266	5,500	766	14
Sales	8	86	(78)	(91)
Market appreciation	63	148	(85)	(57)
Ending assets under management	6,337	5,734	603	11
Average assets under management	6,290	5,678	612	11
Institutional Accounts
Beginning assets under management	3,081	5,191	(2,110)	(41)
Sales	93	103	(10)	(10)
Redemptions	(452)	(863)	411	(48)
Market appreciation	35	215	(180)	(84)
Ending assets under management	2,757	4,646	(1,889)	(41)
Average assets under management	2,883	4,921	(2,038)	(41)
Managed Accounts
Beginning assets under management	1,068	1,135	(67)	(6)
Sales	19	49	(30)	(61)
Redemptions	(39)	(112)	73	(65)
Market appreciation (depreciation)	(4)	48	(52)	*
Ending assets under management	1,044	1,120	(76)	(7)
Average assets under management	1,052	1,140	(88)	(8)
Total Assets Under Management
Beginning assets under management	26,543	29,655	(3,112)	(10)
Sales	1,333	1,369	(36)	(3)
Redemptions	(1,907)	(3,836)	1,929	(50)
Market appreciation	178	1,137	(959)	(84)
Ending assets under management	$26,147	$28,325	$(2,178)	(8)
Average assets under management	$26,242	$29,224	$(2,982)	(10)%
________________
* Not meaningful

Fund inflows in the first quarter of 2014 were primarily due to sales in our alternative, equity, and convertible strategies, but were not sufficient to overcome the outflows sustained from redemptions in our equity, alternative, and lower-volatility equity(1) strategies. Net redemptions in our funds were $195 million in the first quarter of 2014 and represent a favorable change of $1.4 billion from redemptions of $1.6 billion in the first quarter of 2013. Appreciation of $147 million in the first quarter of 2014 was $727 million less than market appreciation of $874 million in the first quarter of 2013.
Separate accounts, which represent managed accounts for both institutions and individuals, combined net redemptions were $379 million in the first quarter of 2014, compared with net redemptions of $823 million in the first quarter of 2013. Institutional net redemptions of $359 million were driven primarily from lower-volatility equity strategies and were an improvement of $401 million over the net redemptions in the first quarter of 2013. Institutional account appreciation of $35 million in the first quarter of 2014 was $180 million less than appreciation of $215 million in the first quarter of 2013. Managed account net redemptions of $20 million improved from net redemptions of $63 million in the first quarter of 2013 and depreciation of $4 million in the first quarter of 2014 was $52 million less than the first quarter of 2013.
(1) Lower-volatility equity strategies attempt to achieve equity-like returns with lower than equity market risk by managing a portfolio that the firm believes will exhibit less volatility over full market cycles.
Financial Overview

	Three Months Ended March 31,
			Change
	2014	2013	Amount	Percent
(in thousands, except margin)
Operating income	$14,076	$22,115	$(8,039)	(36)%
Operating margin	22.0%	31.2%	(9.2)%	(29)%
Net income attributable to Calamos Asset Management, Inc.	$2,139	$3,234	$(1,095)	(34)%
Operating income for the first quarter of 2014 of $14.1 million decreased by $8.0 million, or 36%, from the first quarter of 2013. Operating margin for the first quarter of 2014 decreased to 22.0% from 31.2% from the first quarter of 2013. The decrease in both operating income and operating margin is attributable to the decrease in investment management fees.
In order to grow assets under management, we engage in distribution and underwriting activities, principally with respect to our family of open-end funds. When analyzing our business, we consider the result of these distribution activities on a net revenue basis as they are typically a result of a single open-end fund share purchase. Generally accepted accounting principles in the United States of America (“GAAP”) requires that we present these activities on a gross revenue basis, thus resulting in a reduction to our overall operating margin, as the margin on distribution activities is lower than the margins on the remainder of our business. While we do not adjust our margin for these activities on a net revenue basis, we believe the margin table below is useful for understanding the impact of distribution activities on our margin.
The following table summarizes the net distribution fee margin for the first quarter ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
(in thousands)
Distribution and underwriting fees	$12,989	$14,328
Distribution expenses	(12,651)	(13,931)
Net distribution fees	$338	$397
Net distribution fee margin	3%	3%
Net distribution fee margin varies by share class because each share class has different distribution and underwriting activities, which are described in our 2013 Annual Report on Form 10-K. Distribution fee revenues and the majority of distribution expenses vary with average open-end fund assets, while deferred sales commissions included in distribution expenses are typically amortized on a straight-line basis with adjustments made upon redemption of existing assets.

Revenues
Total revenues decreased by $7.0 million, or 10%, to $63.9 million for the first quarter of 2014 from $71.0 million for the first quarter of 2013. The decrease was primarily due to lower investment management fees.

	Three Months Ended March 31,
			Change
(in thousands)	2014	2013	Amount	Percent
Investment management fees	$50,278	$55,942	$(5,664)	(10)%
Distribution and underwriting fees	12,989	14,328	(1,339)	(9)%
Other	663	683	(20)	(3)%
Total revenues	$63,930	$70,953	$(7,023)	(10)%
Investment management fees decreased by 10% in the first quarter of 2014 compared with the first quarter of 2013, which was primarily due to a $3.0 billion, or 10%, decrease in average assets under management for the same periods. Investment management fees from open-end funds decreased by 10% to $30.2 million for the first quarter of 2014, from $33.7 million for the first quarter of 2013, driven by an 8% decrease in average open-end fund assets. Investment management fees from our closed-end funds increased by 11% to $14.2 million for the first quarter of 2014, from $12.8 million for the first quarter of 2013, due to an 11% increase in average closed-end fund assets. Investment management fees from our separately managed accounts decreased by 40% to $5.3 million for the first quarter of 2014, from $8.8 million for the first quarter of 2013, due to a 35% decrease in average separately managed accounts assets under management. Investment management fees that we earned as a percentage of average assets under management for the first quarter of 2014 and 2013 were 0.77%. Investment management fees from assets under advisement for which we provide model portfolio design and oversight were $609,000 for the first quarter of 2014, compared with $693,000 for the first quarter of 2013. Investment management fees that we earned as a percentage of assets under advisement for the first quarter of 2014 and 2013 were 0.30%.
Distribution and underwriting fees decreased by 9%, or $1.3 million to $13.0 million for the first quarter of 2014, primarily due to a decrease of 8% in average open-end fund assets across most share classes. The decrease in average open-end fund assets when compared with the prior year is largely due to net redemptions in our equity and lower-volatility equity strategies.
Operating Expenses
Operating expenses increased by 2% to $49.9 million for the first quarter of 2014 from the first quarter of 2013. This change reflects increases in employee compensation and benefits expenses, general and administrative expenses, and marketing and sales promotion expenses, partially offset by a decrease in distribution expenses.

	Three Months Ended March 31,
			Change
(in thousands)	2014	2013	Amount	Percent
Employee compensation and benefits	$23,996	$22,565	$1,431	6%
Distribution expenses	12,651	13,931	(1,280)	(9)%
Marketing and sales promotion	3,705	3,389	316	9%
General and administrative	9,502	8,953	549	6%
Total operating expenses	$49,854	$48,838	$1,016	2%
Employee compensation and benefits expenses increased by $1.4 million, or 6% for the first quarter of 2014, when compared with the first quarter of 2013, due to an increase in the corporate bonus accrual and equity compensation expenses. Corporate bonus increased primarily due to increases in the number of associates we employ in our investment team. The increase in equity compensation expenses in the first quarter of 2014 is primarily a result of a first quarter 2013 reversal of expenses due to forfeitures.

Distribution expenses decreased by $1.3 million, or 9% for the first quarter of 2014, when compared with the first quarter of 2013. The decreases were primarily due to a reduction in average assets for open-end funds of 8%, which was across most share classes, as well as a decrease in amortization of deferred sales commissions of $76,000.

Marketing and sales promotion expenses increased by $316,000 for the first quarter of 2014, when compared with the first quarter of 2013, largely the result of a fee rate increase for distribution intermediaries.
General and administrative expenses increased by $549,000 for the first quarter of 2014, when compared with the first quarter of 2013. Many offsetting factors gave rise to the net increases in expenses during the quarter; however, the main driver was an increase in travel expenses related to global business development.
Non-Operating Activities, Net of Redeemable Non-controlling Interest in Partnership Investments
Non-operating income, net of redeemable non-controlling interest in partnership investments decreased by $1.0 million to $55,000 for the first quarter of 2014, when compared with the first quarter of 2013. The decrease in the first quarter of 2014 was driven by a decrease in investment income of $1.4 million when compared with the first quarter of 2013. The decrease in investment income was mainly due to a decrease in realized gains generated from tax harvesting activities.
The following table summarizes our non-operating activities, net of redeemable non-controlling interest in partnership investments for the first quarter ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(in thousands)	2014	2013	Change
Interest income	$39	$87	$(48)
Interest expense	(1,504)	(1,506)	2
Net interest expense	(1,465)	(1,419)	(46)
Investment income	857	2,284	(1,427)
Dividend income	663	892	(229)
Miscellaneous other income	63	43	20
Investment and other income	1,583	3,219	(1,636)
Non-operating income, GAAP basis	118	1,800	(1,682)
Net income attributable to redeemable non-controlling interest in partnership investments	(63)	(708)	645
Non-operating income, net of redeemable non-controlling interest in partnership investments, non-GAAP basis (1)	$55	$1,092	$(1,037)

(1)
Non-operating income, net of redeemable non-controlling interest in partnership investments is a non-GAAP financial measure. Management believes this measure provides comparability of this information among reporting periods and is an effective measure for reviewing the Company’s non-operating contribution to its results.

The following table provides a summary of the returns that we generated from our corporate investment portfolio. This table combines the investment and dividend income as reported in our consolidated statement of operations with the change in fair value of our investment securities that are recorded in accumulated other comprehensive income, a component of equity, for the first quarter ended March 31, 2014:

	Three Months Ended March 31, 2014
(in thousands)	Non-Operating Income, net	Change in Accumulated Other Comprehensive Income	Total
Funds and common stock	$581	$1,702	$2,283
Partnership investments	276	—	276
Investment income	857	1,702	2,559
Dividend income	663		663
Redeemable non-controlling interest in partnership investments	(63)		(63)
Investment portfolio results	$1,457		$3,159
Less: Non-controlling interest in Calamos Investments LLC		(976)
Deferred income taxes		(269)
Change in accumulated other comprehensive income		$457

Our investment portfolio returned $3.2 million, or 0.8%, in the first quarter of 2014. These results primarily reflect realized and unrealized gains from investment securities in the corporate investment portfolio.
Income Tax Provision
Calamos Investments LLC (“Calamos Investments”) is subject to certain income-based state taxes; therefore, income taxes reflect not only the portion attributed to us but also income taxes attributable to non-controlling interests. CAM's effective income tax rate for the first quarter of 2014 was approximately 38.1%, compared with 37.6% for the first quarter of 2013.
As of March 31, 2014, the net deferred tax asset related to the capital loss carryforwards that expire in 2014 was $2.1 million and the Company's valuation allowance on this deferred tax asset was $2.1 million.
Net income
Net income attributable to CAM was $2.1 million for the first quarter of 2014, compared with $3.2 million for the first quarter of 2013. Non-GAAP net income attributable to CAM was $3.9 million for the first quarter of 2014, compared with $5.1 million for the first quarter of 2013. See "Supplemental Non-GAAP Financial Measures" below for descriptions of non-GAAP financial measures and a reconciliation of non-GAAP financial measure to GAAP financial measures.
Supplemental Non-GAAP Financial Measures
We provide investors with certain adjusted, non-GAAP financial measures including non-GAAP net income attributable to CAM and non-GAAP diluted earnings per share. These non-GAAP financial measures are provided to supplement the consolidated financial statements presented on a GAAP basis. These non-GAAP financial measures adjust GAAP financial measures to include the tax benefit from the amortization of deferred taxes on intangible assets, and to exclude CAM’s non-operating income, net of taxes. We believe these adjustments are appropriate to enhance an overall understanding of our operating financial performance, as well as to facilitate comparisons with our historical earnings results. These adjustments to our GAAP results are made with the intent of providing investors a more complete understanding of our underlying earnings results and trends and our marketplace performance. In addition, these non-GAAP financial measures are among the primary indicators management uses as a basis of managing our business.
The presentation of this additional information is not meant to be considered in isolation or as a substitute for the directly comparable financial measures prepared in accordance with GAAP. Investors should review the reconciliations of the non-GAAP financial measures to their most directly comparable GAAP financial measures as provided in the table below:

	Three Months Ended March 31,
	2014	2013
(in thousands, except per share data)
GAAP net income attributable to CAM	$2,139	$3,234
Adjustments:
Deferred tax amortization on intangible assets	1,979	1,979
Non-operating income, net of taxes	(205)	(152)
Non-GAAP net income attributable to CAM	$3,913	$5,061
Diluted - Weighted average shares outstanding	19,805,828	20,836,996
Diluted earnings per share	$0.11	$0.16
Non-GAAP diluted earnings per share	$0.20	$0.24
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
The following table summarizes our principal sources of liquidity as of March 31, 2014 and December 31, 2013:

(in thousands)	March 31, 2014	December 31, 2013	Increase (Decrease)
Cash and cash equivalents	$81,335	$39,078	$42,257
Investment securities	360,256	472,241	(111,985)
Partnership investments, net of redeemable non-controlling interests	31,709	26,496	5,213
Total corporate investment portfolio	$473,300	$537,815	$(64,515)
Calamos Investments is the borrower of our $92.1 million in outstanding debt, including both current and long-term portions. Calamos Investments was in compliance with all financial covenants as of March 31, 2014 and December 31, 2013. Calamos Investments currently has an investment-grade BBB+ rating from Standard & Poor’s.
The following is a summary of covenant compliance as of March 31, 2014 with the terms and covenants having the same meanings set forth under our amended note purchase agreements:

Covenant	March 31, 2014
EBITDA/interest expense - not less than 3.0	13.33
Debt/EBITDA - not more than 2.75	1.15
Investment coverage ratio - not less than 1.175	4.14
Net worth - not less than $160 million	$302.3 million

The following table summarizes key data relating to our liquidity and capital resources:

(in thousands)	March 31, 2014	December 31, 2013
Statements of financial condition data:
Cash and cash equivalents	$81,335	$39,078
Receivables	21,264	22,112
Investment securities	360,256	472,241
Partnership investments, net of redeemable non-controlling interests	31,709	26,496
Deferred tax assets, net	44,458	46,740
Long-term debt, including current portion	92,115	92,115
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
Cash flows for the first quarter ended March 31, 2014 and 2013 are shown below.

	March 31,
(in thousands)	2014	2013
Cash flow data:
Net cash (used in) provided by operating activities	$(1,015)	$7,923
Net cash provided by investing activities	108,949	16,342
Net cash used in financing activities	(65,677)	(25,672)
Net cash used in operating activities totaled $1.0 million for the first quarter ended March 31, 2014. These net cash outflows are primarily attributable to staff, distribution, and other operating expenses, partially offset by investment management and distribution and underwriting fees generated by core business activities.
Net cash provided by investing activities totaled $108.9 million for the first quarter ended March 31, 2014. The net cash provided by investing activities primarily represents net cash inflows as a result of proceeds from sales of investments of $119.9 million partially offset by cash outflows of $10.0 million of seed capital to help expand our product offering.
Net cash used in financing activities totaled $65.7 million for the first quarter ended March 31, 2014, largely represents pro rata equity and income tax distributions paid by Calamos Investments to our non-controlling interests of $51.0 million. Net cash used in financing activities was also due to Calamos Investments' repurchase of $12.2 million in Class A common stock as a result of our stock repurchase program, and cash dividends paid to common stockholders of $2.4 million. Finally, we expect cash flows from financing activities to change with tax distributions based on the levels of income that we generate.
Critical Accounting Policies and Estimates
Our significant accounting policies are summarized in note 2 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013. A complete discussion of critical accounting policies is included in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2013. There were no significant changes in our significant accounting policies or critical accounting policies during the three months ended March 31, 2014.

Other Information - Market Capitalization
Calamos Investments LLC (“Calamos Investments”) is owned (a) 22.2% by Calamos Asset Management, Inc. (“CAM”), and (b) 77.8% by Calamos Family Partners, Inc. and John P. Calamos, Sr. (the “Calamos Interests”). As of March 31, 2014, CAM holds two groups of assets: (1) CAM’s 22.2% ownership interest in Calamos Investments and (2) primarily cash and cash equivalents, investment securities, income tax receivables, and net deferred tax assets. CAM presents the entire operations of Calamos Investments with its own in the consolidated financial statements. Calamos Interests’ 77.8% ownership in Calamos Investments is presented as a non-controlling interest in the consolidated financial statements. Prior to March 1, 2009, we added approximately 77 million shares to the Class A common shares outstanding so our number of fully diluted shares would reflect Calamos Interests’ ownership in Calamos Investments. The resulting share count of approximately 97 million provided a reasonable proxy for the number of shares used in determining the market capitalization of the fully consolidated company.
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
Important factors that could cause such differences include, but are not limited to: changes in applicable laws, rules or regulations; downward fee pressures and increased industry competition; risks inherent to the investment management business; the loss of revenues due to contract terminations and redemptions; unsatisfactory service levels by third-party vendors; the inability to maintain compliance with financial covenants; the performance of our investment strategies and corporate investment portfolio; our ownership and organizational structure; general and prolonged declines in the prices of securities; realization of deferred income tax assets; significant changes in market conditions and the economy that require a modification to our business plan; catastrophic or unpredictable events; the loss of key executives; the unavailability, consolidation and elimination of third-party retail distribution channels; increased costs of and timing of payments related to distribution; failure to recruit and retain qualified personnel; a loss of assets, and thus revenues; fluctuation in the level of our expenses; fluctuation in foreign currency exchange rates with respect to our global operations and business; changes in accounting estimates; poor performance of our largest funds; damage to our reputation; the extent and timing of any share repurchases; and the variability of any exchanges of interests in Calamos Investments into Class A common stock.
Further, the value and composition of our assets under management are, and will continue to be, influenced by a variety of factors including, among other things: purchases and redemptions of shares of the open-end funds and other investment products; fluctuation in both the underlying value and liquidity of the financial markets around the world that result in appreciation or depreciation of assets under management; open-end fund capital gain distributions; our ability to access capital markets; our introduction of new investment strategies, products and programs; our ability to educate our clients about our investment philosophy and provide them with best-in-class service; the relative investment performance of our products as compared to competing offerings and market indices; competitive conditions in the pooled fund, asset management and broader financial services sectors; investor sentiment and confidence; our decision to open or close products and strategies; and our ability to execute on our strategic plan to expand the business. Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2013 discusses some of these and other important factors in detail under the caption “Risk Factors.”

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
An analysis of our market risk was included in our Annual Report on Form 10-K for the year ended December 31, 2013. There were no material changes to the Company’s market risk during the three months ended March 31, 2014.
Item 4. Controls and Procedures
Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2014, and has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May be Purchased Under the Plans or Programs
January 1 – January 31, 2014	95,720	$11.65	95,720	1,683,950
February 1 – February 28, 2014	671,925	$11.46	671,925	1,012,025
March 1 – March 31, 2014	268,970	$12.61	268,970	743,055
Total	1,036,615	$11.77	1,036,615
On February 4, 2013, the Company announced a repurchase program of up to 3 million shares of the Company’s outstanding Class A Common Stock by Calamos Investments LLC. Common stock purchased under the share repurchase program are by Calamos Investments LLC and not directly for the individual, personal accounts of John P. Calamos, Sr.

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

CALAMOS ASSET MANAGEMENT, INC.
(Registrant)

Date:	May 6, 2014	By: /s/ Nimish S. Bhatt
Name: Nimish S. Bhatt
Title: Senior Vice President and Chief Financial Officer