Form 10-Q
period 2014-06-30
Calamos Asset Management, Inc. /DE/
filed 2014-08-06
CIK 1299033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
 FORM 10-Q
________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
At August 1, 2014, there were 20,530,571 shares of Class A common stock and 100 shares of Class B common stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share data)

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$110,642	$39,078
Receivables:
Affiliates and affiliated funds	16,127	16,306
Customers	3,741	5,806
Investment securities	318,767	472,241
Partnership investments, net	147,346	34,047
Prepaid expenses	3,999	2,812
Deferred tax assets, net	6,840	10,165
Other current assets	4,271	2,283
Total current assets	611,733	582,738
Non-current assets:
Deferred tax assets, net	34,345	36,575
Goodwill	6,380	6,380
Property and equipment, net of accumulated depreciation and amortization ($60,100 at June 30, 2014 and $60,339 at December 31,2013)	15,635	16,990
Other non-current assets	3,204	3,183
Total non-current assets	59,564	63,128
Total assets	$671,297	$645,866
LIABILITIES AND EQUITY
LIABILITIES
Current liabilities:
Distribution fees payable	$10,277	$10,655
Accrued compensation and benefits	14,772	22,527
Current portion of long-term debt	46,160	46,160
Interest payable	2,729	2,729
Accrued expenses and other current liabilities	5,537	7,224
Total current liabilities	79,475	89,295
Non-current liabilities:
Long-term debt	45,955	45,955
Deferred rent	8,886	9,013
Other non-current liabilities	3,021	3,121
Total non-current liabilities	57,862	58,089
Total liabilities	137,337	147,384

Redeemable non-controlling interest in partnership investments	84,182	7,551

EQUITY
Class A Common Stock, $0.01 par value; authorized 600,000,000 shares; 24,885,415 shares issued and 17,885,415 shares outstanding at June 30, 2014; 24,696,095 shares issued and 19,475,765 shares outstanding at December 31, 2013	249	247
Class B Common Stock, $0.01 par value; authorized 1,000 shares; 100 shares issued and outstanding at June 30, 2014 and December 31, 2013	—	—
Additional paid-in capital	220,187	218,359
Retained earnings	86,688	86,115
Accumulated other comprehensive income	3,587	2,863
Treasury stock; 7,000,000 shares at June 30, 2014 and 5,220,330 shares at December 31, 2013	(105,977)	(99,528)
Calamos Asset Management, Inc. stockholders’ equity	204,734	208,056
Non-controlling interest in Calamos Investments LLC (Calamos Interests)	245,044	282,875
Total equity	449,778	490,931
Total liabilities and equity	$671,297	$645,866
See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
REVENUES
Investment management fees	$49,697	$52,655	$99,975	$108,597
Distribution and underwriting fees	12,642	13,378	25,631	27,706
Other	666	657	1,329	1,340
Total revenues	63,005	66,690	126,935	137,643
EXPENSES
Employee compensation and benefits	19,730	21,380	43,726	43,945
Distribution expenses	12,307	13,241	24,958	27,172
Marketing and sales promotion	4,666	3,939	8,371	7,328
General and administrative	9,668	9,726	19,170	18,679
Total operating expenses	46,371	48,286	96,225	97,124
Operating income	16,634	18,404	30,710	40,519
NON-OPERATING INCOME
Net interest expense	(1,460)	(1,432)	(2,925)	(2,851)
Investment and other income	10,464	2,123	12,047	5,342
Total non-operating income	9,004	691	9,122	2,491
Income before income taxes	25,638	19,095	39,832	43,010
Income tax provision	2,046	2,575	3,408	4,551
Net income	23,592	16,520	36,424	38,459
Net income attributable to non-controlling interest in Calamos Investments LLC (Calamos Interests)	(17,183)	(15,262)	(27,813)	(33,259)
Net (income) loss attributable to redeemable non-controlling interest in partnership investments	(3,181)	583	(3,244)	(125)
Net income attributable to Calamos Asset Management, Inc.	$3,228	$1,841	$5,367	$5,075
Earnings per share:
Basic	$0.18	$0.09	$0.29	$0.25
Diluted	$0.17	$0.09	$0.28	$0.24
Weighted average shares outstanding:
Basic	18,243,363	20,030,571	18,658,954	20,165,224
Diluted	19,048,456	20,661,447	19,345,019	20,727,969

Cash dividends declared per share	$0.125	$0.125	$0.25	$0.25
See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$23,592	$16,520	$36,424	$38,459
Other comprehensive income, before income tax provision
Unrealized gains on available-for-sale securities:
Unrealized gains (losses)	8,136	(7,359)	10,654	391
Reclassification adjustment for realized gains included in net income	(4,794)	(4,160)	(5,610)	(5,583)
Other comprehensive income (loss), before income tax provision (benefit)	3,342	(11,519)	5,044	(5,192)
Income tax provision (benefit) related to other comprehensive income	156	(1,075)	425	(558)
Other comprehensive income (loss), after income tax provision (benefit)	3,186	(10,444)	4,619	(4,634)
Comprehensive income	26,778	6,076	41,043	33,825
Comprehensive income attributable to non-controlling interest in Calamos Investments LLC (Calamos Interests)	(12,350)	(6,650)	(23,937)	(29,577)
Comprehensive (income) loss attributable to redeemable non-controlling interest in partnership investments	(3,181)	583	(3,244)	(125)
Comprehensive income attributable to Calamos Asset Management, Inc.	$11,247	$9	$13,862	$4,123
See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Six Months Ended June 30, 2014
(in thousands, except share data)
(unaudited)

	Calamos Asset Management, Inc. Stockholders
(in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest in Calamos Investments LLC (Calamos Interests)	Total	Redeemable Non-controlling Interest in Partnership Investments
Balance at December 31, 2013	$247	$218,359	$86,115	$2,863	$(99,528)	$282,875	$490,931	$7,551
Net income	—	—	5,367	—	—	27,813	33,180	3,244
Changes in unrealized gains on available-for-sale securities, net of income taxes	—	—	—	1,671	—	8,012	9,683	—
Reclassification adjustment for realized gains on available-for-sale securities included in income, net of income tax	—	—	—	(928)	—	(4,136)	(5,064)	—
Issuance of common stock (189,320 Class A common shares)	2	(2)	—	—	—	—	—	—
Repurchase of common stock by Calamos Investments LLC (1,779,670 Class A common shares)	—	—	—	—	(4,795)	(16,796)	(21,591)	—
Impact of the redemption of common stock from Calamos Investments LLC by Calamos Asset Management, Inc. (189,320 Class A common shares)	—	1,654	—	—	(1,654)	—	—	—
Cumulative impact of changes in ownership of Calamos Investments LLC	—	(122)	—	(19)	—	(356)	(497)	—
Compensation expense recognized under stock incentive plans	—	617	—	—	—	2,158	2,775	—
Impact on non-controlling interests as a result of dividends paid to Calamos Investments LLC on repurchased common stock	—	(319)	—	—	—	319	—	—
Dividend equivalent accrued under stock incentive plans	—	—	(72)	—	—	(253)	(325)	—
Consolidation of Calamos Global Opportunities Fund LP	—	—	—	—	—	(54,592)	(54,592)	73,387
Dividends declared	—	—	(4,722)	—	—	—	(4,722)	—
Balance at June 30, 2014	$249	$220,187	$86,688	$3,587	$(105,977)	$245,044	$449,778	$84,182
See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2014	2013
Cash and cash equivalents at beginning of period	$39,078	$106,796
Cash flows provided by operating activities:
Net income	36,424	38,459
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	1,346	1,402
Other depreciation and amortization	2,196	2,347
Gain on disposal of property and equipment	(110)	—
Deferred rent	(127)	(108)
Change in unrealized gains on trading securities, derivative assets, derivative liabilities and partnership investments, net	(10,179)	(993)
Net realized losses (gains) on sale of investment securities, derivative assets, derivative liabilities and partnership investments, net	2,707	(2,309)
Change in deferred tax asset valuation allowance	—	900
Deferred taxes, net	5,120	3,556
Stock based compensation	2,775	3,617
Employee taxes paid on vesting under stock incentive plans	(477)	(256)
(Increase) decrease in assets:
Receivables:
Affiliates and affiliated funds, net	179	2,330
Customers	2,065	3,101
Other assets	(4,572)	(3,256)
Increase (decrease) in liabilities:
Distribution fees payable	(378)	(2,138)
Accrued compensation and benefits	(7,755)	(9,887)
Accrued expenses and other liabilities	(2,112)	316
Net cash provided by operating activities	27,102	37,081
Cash flows provided by (used in) investing activities:
Net additions to property and equipment	(701)	(564)
Purchases of investment securities	(68,023)	(291,026)
Proceeds from sale of investment securities	232,192	252,223
Net purchases of derivatives	—	(1,720)
Net changes in partnership investments	(38,091)	19,880
Net cash provided by (used in) investing activities	125,377	(21,207)
Cash flows used in financing activities:
Deferred tax expense on vesting under stock incentive plans	(10)	(88)
Repurchase of common stock by Calamos Investments LLC (1,779,670 at June 30, 2014, and 750,503 at June 30, 2013 Class A common shares)	(21,591)	(8,075)
Equity distributions paid to non-controlling interests (Calamos Interests)	(38,897)	(7,002)
Tax distributions paid to non-controlling interests (Calamos Interests)	(15,695)	(25,450)
Cash dividends paid to common stockholders	(4,722)	(5,066)
Net cash used in financing activities	(80,915)	(45,681)
Net increase (decrease) in cash and cash equivalents	71,564	(29,807)
Cash and cash equivalents at end of period	$110,642	$76,989
Supplemental disclosure of cash flow information:
Cash paid for:
Income taxes, net	$155	$1,693
Interest	$2,977	$2,977

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    Organization and Description of Business
Calamos Asset Management, Inc. (“CAM”) is a holding company and as of June 30, 2014 owned 22.2% of Calamos Investments LLC (“Calamos Investments”). CAM, together with Calamos Investments and Calamos Investments’ subsidiaries (the “Company”), operates the investment advisory and distribution services businesses reported within these consolidated financial statements. CAM operates and is the sole manager, thus controls all of the business and affairs of Calamos Investments and, as a result of this control, consolidates the financial results of Calamos Investments with its own financial results. The remaining 77.8% ownership interest in Calamos Investments is held by Calamos Family Partners, Inc. (“CFP”), a Delaware corporation, and John P. Calamos, Sr. the Chairman, Chief Executive Officer and Global Co-Chief Investment Officer of CAM. CFP and John P. Calamos, Sr. (collectively "Calamos Interests") ownership interest, in accordance with applicable accounting guidance, is reflected and referred to within these consolidated financial statements as “non-controlling interest in Calamos Investments LLC”. As shown in the diagram below, CFP also owns all of CAM’s outstanding Class B common stock, which represents 97.4% of the combined voting power of all classes of CAM’s voting stock. The graphic below illustrates our organizational and ownership structure as of June 30, 2014:

(1)	Represents combined economic interest of Calamos Family Partners, Inc. and John P. Calamos, Sr. who is also a member of Calamos Investments LLC.

(2)
Represents combined economic interest of all public stockholders, including John P. Calamos, Sr. and John P. Calamos, Jr.’s combined 17.79% ownership interest of Class A common stock. The calculation of ownership interest includes options and restricted stock units ("RSUs") that vest within 60 days, as well as CFP’s ownership interest in Class A common stock purchased by Calamos Investments LLC, pursuant to the Company’s share repurchase plan.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company primarily provides investment advisory services to individuals and institutional investors through a number of investment products that include open-end funds and closed-end funds (the “Funds”), separate accounts, offshore funds, exchange traded funds and partnerships, as well as provides model portfolio design and oversight for separately managed accounts. The subsidiaries through which the Company provides these services include: Calamos Advisors LLC (“CAL”), a Delaware limited liability company and registered investment advisor; Calamos Financial Services LLC (“CFS”), a Delaware limited liability company and registered broker-dealer; Calamos Wealth Management LLC, a Delaware limited liability company and registered investment advisor; and Calamos Investments LLP, a United Kingdom limited liability partnership, registered investment advisor with the Financial Conduct Authority in the United Kingdom, and a global distributor of the offshore funds and Company products. For reporting purposes, the offshore funds are included within the open-end funds.
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
The consolidated financial statements as of June 30, 2014 and for the three months ended June 30, 2014 and 2013 have not been audited by the Company’s independent registered public accounting firm. In the opinion of management, these statements contain all adjustments, including those of a normal recurring nature, necessary for fair presentation of the financial condition and results of operations. The results for the interim periods presented are not necessarily indicative of the results to be obtained for a full fiscal year. This Form 10-Q filing should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
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
The consolidated financial statements include the financial statements of CAM, Calamos Investments, Calamos Investments’ wholly-owned subsidiaries, and the Company’s partnerships in which it owns a majority interest or in which it has operating control. The equity method of accounting is used for investments in which the Company has significant influence, but less than 50% ownership. All significant intercompany balances and transactions have been eliminated.
The Calamos Interests’ combined 77.8% interest in Calamos Investments at June 30, 2014 and December 31, 2013, is represented as a non-controlling interest in Calamos Investments LLC in the Company’s consolidated financial statements. Non-controlling interest in Calamos Investments is derived by multiplying the historical equity of Calamos Investments by the Calamos Interests’ aggregate ownership percentage for the periods presented. Issuances and repurchases of CAM’s common stock may result in changes to CAM’s ownership percentage and to the non-controlling interests’ ownership percentage of Calamos Investments with resulting changes reflected in the consolidated statements of changes in equity. Income is allocated based on the average ownership interest during the period in which the income is earned.
CAM owns certain assets to which common stockholders have exclusive economic rights. As of June 30, 2014 and 2013, these assets include cash, cash equivalents and investment securities of $89.4 million and $69.2 million, net current and non-current deferred tax assets of $41.2 million and $51.3 million, and net current income taxes receivable of $4.2 million and $2.2 million, respectively, that are reported together with Calamos Investments’ consolidated assets in the consolidated statements of financial condition. Additionally, net income before income taxes of $39.8 million and $43.0 million for the six months ended June 30, 2014 and 2013, respectively, each included $729,000 and $108,000, respectively, of interest income, dividend income and realized gains and losses on cash and cash equivalents held solely by CAM. These portions of CAM’s income and expense are not affected by non-controlling interests.
Calamos Investments, through a wholly owned subsidiary, is indirectly the general partner and controls the operations of Calamos Arista Strategic Fund LP (formerly Black Strategic Fund, LP), a U.S. feeder fund to Calamos Arista Strategic Master Fund LTD

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(formerly Black Strategic Master Fund Ltd.), a hedge fund in the Cayman Islands. As Calamos Investments is the general partner and controls the operations of Calamos Arista Strategic Fund LP, the results of this partnership and the master fund are included in the Company’s consolidated financial results. Calamos Investments, through its wholly owned subsidiaries, is indirectly the general partner and controls the operations of Calamos Global Opportunities Fund LP, for which it acquired a majority interest in the partnership during the second quarter of 2014. The results of this partnership are included in the Company's consolidated financial statements for the three months ended June 30, 2014. CAL was the general partner and controlled the operations of Calamos International Growth Fund LP. In December 2013, the limited partners of Calamos International Growth Fund LP redeemed all of their interests in the fund. As a result, the Company deconsolidated Calamos International Growth Fund LP and accounted for this partnership investment using the equity method as of December 31, 2013. Calamos International Growth Fund LP was dissolved on April 10, 2014. See Note 5, Partnership Investments, for more discussion regarding these funds.
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
Restricted Cash
The Company has a $431,000 security deposit that is restricted from the Company’s general corporate use and is being reported in other non-current assets in the consolidated statements of financial condition.
Treasury Stock
During the first quarter of 2013, the Company’s board of directors approved a Class A common share repurchase program. Under the repurchase program, Calamos Investments was authorized to repurchase up to 3 million shares of CAM’s common stock over a period of 2 years. The program was implemented primarily to manage the dilution from share issuances under the Company’s incentive compensation plan. During the six months ended June 30, 2014, Calamos Investments repurchased 1,779,670 shares of Class A common stock, at an average purchase price of $12.13 and a total cost of $21.6 million. During the second quarter of 2014, Calamos Investments completed the share repurchase program for a total cost of $34.8 million. As Calamos Investments is consolidated with CAM, the repurchased shares are reported as treasury shares. As such, CAM’s 22.2% ownership interest in these shares totaling $4.8 million is reported in treasury stock, with Calamos Interests’ 77.8% ownership interest in these shares totaling $16.8 million reported in non-controlling interest in the consolidated statements of financial condition. The total shares repurchased are not included in the calculation of basic and diluted earnings per share in accordance with GAAP.
During the three and six months ended June 30, 2014, CAM redeemed 62,470 and 189,320, respectively, Class A common shares from Calamos Investments for a value of $715,000 and $2.1 million, respectively, which represents the fair value of the shares on the date of redemption. As Calamos Investments is consolidated with CAM, the impact of the distribution reflecting the non-controlling interest is $557,000 and $1.7 million, respectively.
During the three and six months ended June 30, 2014, dividends on shares held by Calamos Investments totaled $258,000 and $410,000, respectively. The payment of these dividends increased Calamos Investments' equity resulting in a $200,000 adjustment for the second quarter of 2014, and a $319,000 adjustment for the six months ended June 30, 2014, from additional paid in capital to non-controlling interest in Calamos Investments LLC in the consolidated statement of changes in equity. These adjustments represent Calamos Interests' ownership interest in those dividend payments.
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

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

are included in investment and other income in the consolidated statements of operations. Unrealized gains and losses on available-for-sale securities are reported, net of CAM's deferred income tax, as a separate component of accumulated other comprehensive income in equity until realized.
The following table provides a summary of investment securities as of June 30, 2014 and December 31, 2013:

(in thousands)
June 30, 2014	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
Funds
Equity
Global Growth	$153,704	$14,892	$(2)	$168,594
U.S. Growth	56,064	3,009	(402)	58,671
Value	14,987	359	(123)	15,223
Alternative	35,958	2,095	(4)	38,049
Fixed Income/High Yield	30,220	1,169	—	31,389
Other	1,457	302	(1)	1,758
Total Funds	292,390	21,826	(532)	313,684
Common stock	134	75	—	209
Total available-for-sale securities	$292,524	$21,901	$(532)	$313,893
Trading securities:
Funds
Equity
U.S. Growth	$4,682	$192	$—	$4,874
Total investment securities				$318,767

(in thousands)
December 31, 2013	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
Funds
Equity
Global Growth	$214,811	$11,097	$(15)	$225,893
U.S. Growth	55,109	2,971	(436)	57,644
Value	9,886	315	(243)	9,958
Alternative	35,436	2,000	—	37,436
Fixed Income/High Yield	98,834	429	(4)	99,259
Other	1,414	133	(2)	1,545
Total Funds	415,490	16,945	(700)	431,735
Common stock	133	80	—	213
Total available-for-sale securities	$415,623	$17,025	$(700)	$431,948
Trading securities:
Funds
Equity
U.S. Growth	$48,539	$320	$(8,566)	$40,293
Total investment securities				$472,241
Of the $318.6 million and $472.0 million investments in Funds at June 30, 2014 and December 31, 2013, respectively, $318.6 million and $427.6 million, respectively, were invested in affiliated funds and accounts that are separately managed.
The aggregate fair value of available-for-sale investment securities that were in an unrealized loss position at June 30, 2014 and December 31, 2013 was $9.1 million and $14.0 million, respectively. As of June 30, 2014, the Company's investment securities

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

that had been in a continuous loss position for 12 months or longer were not significant. As of December 31, 2013, the Company had no investment securities that had been in a continuous loss position for 12 months or longer.
As of June 30, 2014 and December 31, 2013, the Company believes that the $500,000 and $700,000, respectively, in unrealized losses on certain available-for-sale securities are only temporary in nature, as these losses are a result of short-term declines in the net asset value of the funds. Further, the Company has the intent and ability to hold these securities for a period of time sufficient to allow for recovery of the market value. The Company also considered current market conditions and the nature of the securities held when determining the recoverability of those securities' market value. As of June 30, 2014, no other-than-temporary impairment charge was recorded.
The following table provides a summary of changes in investment securities for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Available-for-sale securities:
Proceeds from sales	$107,065	$192,986	$194,328	$247,982
Gross realized gains on sales	$5,018	$5,918	$5,472	$7,338
Trading securities:
Change in unrealized gains (losses)	$(125)	$(938)	$8,437	$(572)
The table below summarizes the tax provision (benefit) on unrealized gains/losses and gains reclassified out of accumulated other comprehensive income/loss on available-for-sale securities for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
(in thousands)	Before-Tax Amount	Tax Provision (Benefit)	After-Tax Amount	Before-Tax Amount	Tax Provision (Benefit)	After-Tax Amount
Available-for-sale securities:
Changes in unrealized gains (losses)	$8,136	$635	$7,501	$(7,359)	$(733)	$(6,626)
Reclassification adjustment for realized gains included in income	(4,794)	(479)	(4,315)	(4,160)	(342)	(3,818)
Other comprehensive income (loss)	$3,342	$156	$3,186	$(11,519)	$(1,075)	$(10,444)

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
(in thousands)	Before-Tax Amount	Tax Provision (Benefit)	After-Tax Amount	Before-Tax Amount	Tax Provision (Benefit)	After-Tax Amount
Available-for-sale securities:
Changes in unrealized gains (losses)	$10,654	$971	$9,683	$391	$(99)	$490
Reclassification adjustment for realized gains included in income	(5,610)	(546)	(5,064)	(5,583)	(459)	(5,124)
Other comprehensive income (loss)	$5,044	$425	$4,619	$(5,192)	$(558)	$(4,634)
Reclassification of realized gains out of accumulated other comprehensive income/loss are reported in non-operating income, in investment income, in the consolidated statement of operations.  See Note 9, Non-Operating Income.
(4)Derivative Assets and Liabilities
The Company used exchange-traded option contracts as an economic hedge of price changes in its investment securities portfolio in order to reduce the volatility equity markets have on the fair value of the Company's corporate investment portfolio and to assist in compliance with its debt covenants during the first six months of 2013. The Company's investment securities, totaled $386.2 million at June 30, 2013, consisting primarily of positions in several Calamos equity and fixed income funds. The equity price risk in the investment portfolio was hedged using exchange-traded option contracts that correlate most closely with the change in value of the portfolio being hedged. The use of these option contracts was part of a hedge overlay strategy to minimize downside

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

risk in the hedged portfolio. The Company may adjust its hedge position in response to movement and volatility in prices and changes in the composition of the hedged portfolio, but generally is not actively buying and selling contracts.
The Company has elected not to offset its derivative assets with its derivative liabilities even if a right of offset exists. When applicable, the fair value of option contracts is reported on a gross basis in derivative assets and derivative liabilities in the consolidated statements of financial condition. Net gains and losses on these contracts are reported in investment and other income in the consolidated statements of operations. The Company had no derivative instruments outstanding as of June 30, 2014. The Company recorded a net loss of $173,000 and $1.9 million for the second quarter and six months ended June 30, 2013, respectively. The Company used these derivatives for risk management purposes but has not designated the contracts as hedges for accounting purposes.
(5)Partnership Investments
Presented below are the underlying assets and liabilities of the partnerships that the Company reports on a net consolidated basis, as well as partnership investments that the Company accounts for under the equity method. These investments are presented collectively as partnership investments, net in its consolidated statements of financial condition as of June 30, 2014 and December 31, 2013.

(in thousands)	June 30, 2014	December 31, 2013
Consolidated partnerships:
Securities owned	$137,722	$29,149
Cash and cash equivalents	17,319	12,208
Receivables for securities sold	1,902	1,076
Receivables for foreign exchange	24,160	—
Other current assets	451	30
Exchange-traded option contracts	636	94
Securities sold not yet purchased	(8,673)	(10,670)
Payables for securities purchased	(1,861)	(1,576)
Payables for foreign currency	(24,160)	—
Accrued expenses and other current liabilities	(200)	(76)
Total	147,296	30,235
Equity method investment in partnerships	50	3,812
Partnership investments, net	$147,346	$34,047
During the second quarter of 2014, Calamos Investments, through its wholly owned subsidiaries, acquired a majority interest in Calamos Global Opportunities Fund LP. The results of this partnership are included in the Company's consolidated financial statements for the three months ended June 30, 2014.
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
Investments are presented in the consolidated financial statements at fair value in accordance with GAAP. Investments in open-end funds are stated at fair value based on end of day published net asset values of shares owned by the Company. The fair value of investments in open-end funds was $296.4 million and $450.4 million at the end of June 30, 2014 and December 31, 2013, respectively. There are no unfunded commitments related to these investments. These investments may be redeemed daily with a redemption notice period of up to seven days. Investments in securities traded on a national securities exchange are stated at the last reported sales price on the day of valuation. Other securities, including derivatives, traded in the over-the-counter market and listed securities for which no sale was reported on that date are stated at the last quoted bid price. However, short sales positions

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

and call options written are reported at the last quoted asked price. Convertible bonds, fixed income securities and other securities for which quotations are not readily available are valued at fair value based on observable inputs such as market prices for similar instruments as validated by third party pricing agencies and the Company’s prime broker.
The following tables provide the hierarchy of inputs used to derive the fair value of the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013, respectively. Foreign currency contracts are carried in the Company's partnership investments and are presented on a net basis where the right of offset exists, and had no impact for either period presented.

		Fair Value Measurements Using
(in thousands) Description	June 30, 2014	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)
Cash and cash equivalents
Money market funds	$21,256	$21,256	$—
Investment securities (Note 3)
Funds
Equity
Global Growth	168,594	168,594	—
U.S. Growth	63,545	63,545	—
Value	15,223	15,223	—
Alternative	40,416	40,416	—
Fixed Income/High Yield	31,389	31,389	—
Other	1,758	1,758	—
Total Funds	320,925	320,925	—
Common stock	209	209	—
Investment securities	321,134	321,134	—
Securities and derivatives owned by partnership (Note 5)
Common stocks	88,711	62,280	26,431
Preferred stocks	5,843	3,008	2,835
Convertible bonds	40,376	—	40,376
Corporate bonds	458	—	458
Sovereign bonds	2,334	—	2,334
Short term investments	5,113	5,113	—
Exchange-traded put option contracts	686	686	—
	143,521	71,087	72,434
Securities sold but not yet purchased by partnership (Note 5)
Common stocks	(8,253)	(8,253)	—
Exchange-traded funds	(420)	(420)	—
Exchange-traded call option contracts	(50)	(50)	—
Securities sold but not yet purchased (Note 3)
Common stocks	(2,367)	(2,367)	—
	(11,090)	(11,090)	—
Total	$474,821	$402,387	$72,434

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

		Fair Value Measurements Using
(in thousands) Description	December 31, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)
Cash and cash equivalents
Money market funds	$1,752	$1,752	$—
Investment securities (Note 3)
Funds
Equity
Global Growth	225,892	225,892	—
U.S. Growth	97,936	97,936	—
Value	9,959	9,959	—
Alternative	37,436	37,436	—
Fixed Income/High Yield	99,260	99,260	—
Other	1,545	1,545	—
Total Funds	472,028	472,028	—
Common stock	213	213	—
Investment securities	472,241	472,241	—
Securities and derivatives owned by partnership (Note 5)
Common stocks	29,149	29,149	—
Exchange-traded put option contracts	150	150	—
	29,299	29,299	—
Securities sold but not yet purchased by partnership (Note 5)
Common stocks	(10,185)	(10,185)	—
Exchange-traded funds	(485)	(485)	—
Exchange-traded call option contracts	(56)	(56)	—
	(10,726)	(10,726)	—
Total	$492,566	$492,566	$—
The fair value of the Company’s long-term debt, including the current portion of long-term debt, which has a total carrying value of $92.1 million at June 30, 2014 and December 31, 2013, was $103.3 million and $104.4 million, respectively. The fair value of the Company’s payment obligation, which has a carrying value of $1.7 million and $3.4 million at June 30, 2014 and December 31, 2013, was $1.6 million and $3.3 million, respectively. This obligation is associated with the Company's purchase of Black Capital LLC in 2012, reported in other non-current liabilities in the consolidated statements of financial condition. These fair value estimates are calculated using discounted cash flows based on the Company’s incremental borrowing rates and market inputs for similar bonds for the debt, and the treasury yield curve plus market spread for the payment obligation. The fair values of the debt and payment obligation are based on Level 2 inputs within the fair value hierarchy.
The carrying value of all other financial instruments approximates fair value due to the short maturities of these financial instruments.
(7)Loans Payable
The Company has access to margin loans for the settlement of call options, as well as an additional source of liquidity. The interest rate that can be charged on margin loans is 2.5% per annum, based on the brokerage firm’s lending rate. These loans are due on demand. The Company can borrow up to 70% of its marginable securities on deposit with its brokerage firm. The Company had no margin loan balances outstanding at June 30, 2014 and December 31, 2013.

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
During the six months ended June 30, 2014, the Company granted 861,155 RSUs and there were 443,092 RSUs forfeited. During the same period, the Company granted no stock options and there were 131,061 stock options forfeited.
During the six months ended June 30, 2014, 230,902 RSUs vested with 41,582 units withheld for taxes and 189,320 RSUs converted into an equal number of shares of CAM’s Class A common stock. The total intrinsic value and the fair value of the converted shares was $2.2 million. The total tax benefit realized in connection with the vesting of the RSUs during the six months ended June 30, 2014 was $256,000, as the Company receives tax benefits based upon the portion of Calamos Investments’ expense that it recognizes.
During the six months ended June 30, 2014 and 2013, compensation expense recorded in connection with the RSUs and stock options was $2.8 million and $3.6 million, respectively, of which $617,000 and $802,000, respectively, was credited as additional paid-in capital after giving effect to the non-controlling interests. The amount of deferred tax asset created was $228,000 and $297,000 during the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, $19.5 million of total unrecognized compensation expense related to unvested stock option and RSU awards is expected to be recognized over a weighted-average period of 3.3 years.
(9)Non-Operating Income
Non-operating income was comprised of the following components for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Interest income	$50	$73	$89	$160
Interest expense	(1,510)	(1,505)	(3,014)	(3,011)
Net interest expense	(1,460)	(1,432)	(2,925)	(2,851)
Investment income	9,912	1,201	10,769	3,485
Dividend income	347	841	1,010	1,733
Miscellaneous other income	205	81	268	124
Investment and other income	10,464	2,123	12,047	5,342
Non-operating income	$9,004	$691	$9,122	$2,491

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(10)Income Taxes
Calamos Investments is subject to certain income-based state taxes; therefore, income taxes reflect not only the portion attributed to CAM stockholders but also a portion of income taxes attributable to non-controlling interests.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
(in thousands)
Income tax provision	$2,046	$2,575	$3,408	$4,551
Income tax provision attributable to non-controlling interest in Calamos Investments	(34)	(16)	(79)	(47)
Income tax provision attributable to CAM	2,012	2,559	3,329	4,504
Net income attributable to CAM	3,228	1,841	5,367	5,075
Income before taxes attributable to CAM	$5,240	$4,400	$8,696	$9,579
CAM’s effective income tax rate	38.4%	58.2%	38.3%	47.0%
As of December 31, 2013, the Company's total capital loss carryforward was $6.3 million, of which $5.8 million will expire in 2014 and $456,000 will expire in 2017, if not used before the expiration dates. As of June 30, 2014, the Company's valuation allowance on this deferred tax asset was $2.1 million.
The effective tax rates for the second quarter and first six months of 2013 include the impact of an increase in the deferred tax valuation allowance of $900,000, to reduce our deferred income tax assets to an amount that is more likely than not to be realized. Excluding the deferred tax valuation allowance, our effective income tax rates would be 37.7% and 37.6% for the second quarter and first six months of 2013, respectively.
(11)Earnings Per Share
The following table reflects the calculation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2014	2013	2014	2013
Earnings per share – basic:
Earnings available to common shareholders	$3,228	$1,841	$5,367	$5,075
Weighted average shares outstanding	18,243	20,031	18,659	20,165
Earnings per share – basic	$0.18	$0.09	$0.29	$0.25
Earnings per share – diluted:
Earnings available to common shareholders	$3,228	$1,841	$5,367	$5,075
Weighted average shares outstanding	18,243	20,031	18,659	20,165
Dilutive impact of restricted stock units	805	631	686	563
Weighted average shares outstanding	19,048	20,662	19,345	20,728
Earnings per share – diluted	$0.17	$0.09	$0.28	$0.24
When dilutive, diluted shares outstanding are calculated (a) assuming that Calamos Interests exchanged all of their ownership interest in Calamos Investments and their CAM Class B common stock for shares of CAM’s Class A common stock (the "Exchange") and (b) including the effect of outstanding dilutive equity incentive compensation awards. As of June 30, 2014, and 2013, the impact of the Exchange was anti-dilutive and, therefore, excluded from the calculation of diluted earnings per share.
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

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
The following table shows the number of shares which were excluded from the computation of diluted earnings per share as they were anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Shares of Class A common stock issuable upon an Exchange of Calamos Interests’ ownership in Calamos Investments*	30,782,715	34,161,896	30,782,715	34,161,896
Stock options	1,970,507	2,137,237	1,970,507	2,137,237
Total	32,753,222	36,299,133	32,753,222	36,299,133
* Number of shares calculated with the value of Calamos Investments LLC determined by using the closing price of our shares as of June 30, 2014 ($13.39) and June 30, 2013 ($10.50) as well as assuming said closing prices fully reflect all of CAM's assets; including the application of a 12% discount rate to certain deferred tax assets at each of June 30, 2014 and 2013. The value of Calamos Investments is then multiplied by Calamos Interests' percentage ownership in Calamos Investments LLC, with the result divided by the applicable period-end closing price. See Note 2, Summary of Significant Accounting Policies - Principles of Consolidation, for a description of certain assets owned by CAM.
(12)Recently Issued Accounting Pronouncements
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
In May 2014, the Financial Accounting Standards Board ("FASB") issued new guidance on revenue from contracts with customers. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual and interim periods beginning after December 15, 2016 and shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. Early application of this standard is not permitted. The Company's effective date is January 1, 2017. The Company is evaluating the effect of adopting this new accounting guidance but does not expect adoption will have a material impact on its results of operations, cash flows or financial position.
(13)Subsequent Events
On July 15, 2014, Calamos Investments repaid at maturity $46.2 million of the $92.1 million senior notes that were outstanding at June 30, 2014. The notes were repaid out of cash on hand and the proceeds from a $25.0 million short term, interest-bearing loan from CAM.
On August 5, 2014, Calamos Investments distributed $42.0 million to its members, of which $9.3 million was distributed to CAM, and $32.7 million was distributed to the Calamos Interests. The distribution was funded from cash on hand.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
We are a firm of 361 full-time associates that primarily provides investment advisory services to institutions and individuals, managing and servicing $25.8 billion in assets under management as of June 30, 2014 and 2013. Assets under management do not include assets under advisement of $781 million and $837 million as of June 30, 2014 and 2013, respectively, for which the Company provides model portfolio design and oversight.
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
We market our investment strategies to our clients through a variety of products designed to suit their investment needs. We currently categorize the portfolios that we manage within four investment product types captured in our funds and separate accounts. The following table lists our assets under management by product as of June 30, 2014 and 2013.

	June 30,
(in millions)	2014	2013
Funds
Open-end funds	$16,072	$15,151
Closed-end funds	6,511	5,828
Total funds	22,583	20,979
Separate Accounts
Institutional accounts	2,195	3,823
Managed accounts	977	995
Total separate accounts	3,172	4,818
Total assets under management	$25,755	$25,797
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
Operating Results
Second Quarter and Six Months Ended June 30, 2014 Compared with Second Quarter and Six Months Ended June 30, 2013
Assets Under Management
Assets under management were $25.8 billion as of June 30, 2014 and 2013, and consisted of 88% funds and 12% separate accounts as of June 30, 2014, and 81% funds and 19% separate accounts as of June 30, 2013.

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
(in millions)	2014	2013	Amount	Percent	2014	2013	Amount	Percent
Open-end Funds
Beginning assets under management	$16,009	$16,825	$(816)	(5)%	$16,128	$17,829	$(1,701)	(10)%
Sales	947	1,112	(165)	(15)	2,160	2,243	(83)	(4)
Redemptions	(1,328)	(2,642)	1,314	(50)	(2,744)	(5,503)	2,759	(50)
Market appreciation (depreciation)	444	(144)	588	*	528	582	(54)	(9)
Ending assets under management	16,072	15,151	921	6	16,072	15,151	921	6
Average assets under management	15,835	16,109	(274)	(2)	15,925	16,793	(868)	(5)
Closed-end Funds
Beginning assets under management	6,337	5,734	603	11	6,266	5,500	766	14
Sales	44	222	(178)	(80)	52	308	(256)	(83)
Market appreciation (depreciation)	130	(128)	258	*	193	20	173	*
Ending assets under management	6,511	5,828	683	12	6,511	5,828	683	12
Average assets under management	6,329	5,824	505	9	6,310	5,752	558	10
Institutional Accounts
Beginning assets under management	2,757	4,646	(1,889)	(41)	3,081	5,191	(2,110)	(41)
Sales	64	97	(33)	(34)	157	200	(43)	(22)
Redemptions	(704)	(850)	146	(17)	(1,156)	(1,713)	557	(33)
Market appreciation (depreciation)	78	(70)	148	*	113	145	(32)	(22)
Ending assets under management	2,195	3,823	(1,628)	(43)	2,195	3,823	(1,628)	(43)
Average assets under management	2,392	4,187	(1,795)	(43)	2,621	4,541	(1,920)	(42)
Managed Accounts
Beginning assets under management	1,044	1,120	(76)	(7)	1,068	1,135	(67)	(6)
Sales	22	16	6	38	41	65	(24)	(37)
Redemptions	(117)	(151)	34	(23)	(156)	(263)	107	(41)
Market appreciation	28	10	18	*	24	58	(34)	(59)
Ending assets under management	977	995	(18)	(2)	977	995	(18)	(2)
Average assets under management	1,010	1,072	(62)	(6)	1,028	1,103	(75)	(7)
Total Assets Under Management
Beginning assets under management	26,147	28,325	(2,178)	(8)	26,543	29,655	(3,112)	(10)
Sales	1,077	1,447	(370)	(26)	2,410	2,816	(406)	(14)
Redemptions	(2,149)	(3,643)	1,494	(41)	(4,056)	(7,479)	3,423	(46)
Market appreciation (depreciation)	680	(332)	1,012	*	858	805	53	7
Ending assets under management	$25,755	$25,797	$(42)	—	$25,755	$25,797	$(42)	—
Average assets under management	$25,566	$27,192	$(1,626)	(6)%	$25,884	$28,189	$(2,305)	(8)%
________________
* Not meaningful
Fund inflows in the second quarter and first six months of 2014 were primarily due to sales in our alternative, global growth, U.S. growth, and convertible strategies(1), but were not sufficient to overcome the outflows sustained from redemptions in our U.S. growth, global growth, and alternative strategies. Net redemptions in our funds were $337 million in the second quarter of 2014, compared with net redemptions of $1.3 billion in the second quarter of 2013. Appreciation of $574 million in the second quarter of 2014 was $846 million greater than market depreciation of $272 million in the second quarter of 2013. Net redemptions of $532 million for the first six months of 2014 represent a favorable change of $2.4 billion from redemptions of $3.0 billion for the first six months of 2013. Market appreciation in all of our funds totaled $721 million in the first six months of 2014, and $602 million in the first six months of 2013.
Separate accounts, which represent managed accounts for both institutions and individuals, combined net redemptions were $735 million in the second quarter of 2014, compared with $888 million in the second quarter of 2013. Institutional net redemptions of $640 million were driven primarily from global growth and U.S. growth strategies and were an improvement of $113 million over the net redemptions in the second quarter of 2013. Institutional account appreciation of $78 million in the second quarter of 2014 was $148 million better than depreciation of $70 million in the second quarter of 2013. Managed account net redemptions of $95 million improved from net redemptions of $135 million in the second quarter of 2013 and appreciation of $28 million in the second quarter of 2014 was $18 million greater than the second quarter of 2013.
Separate account net redemptions in the first six months of 2014 were $1.1 billion, compared with $1.7 billion in the first six months of 2013. Institutional net redemptions were $1.0 billion in the first six months of 2014, compared with $1.5 billion in the first six months of 2013. Institutional account appreciation was $113 million in the first six months of 2014, compared with $145 million in the first six months of 2013. In the first six months of 2014, managed account net redemptions were $115 million, an improvement of $83 million from $198 million in the first six months of 2013.

(1)	Prior period assets by strategy have been reclassified.
Financial Overview

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2014	2013	Amount	Percent	2014	2013	Amount	Percent
(in thousands, except margin)
Operating income	$16,634	$18,404	$(1,770)	(10)%	$30,710	$40,519	$(9,809)	(24)%
Operating margin	26.4%	27.6%	(1.2)%	(4)%	24.2%	29.4%	(5.2)%	(18)%
Net income attributable to Calamos Asset Management, Inc.	$3,228	$1,841	$1,387	75%	$5,367	$5,075	$292	6%
Operating income for the second quarter of 2014 of $16.6 million decreased by $1.8 million, or 10%, from the second quarter of 2013. Operating margin for the second quarter of 2014 decreased to 26.4% from 27.6% from the second quarter of 2013. Operating income for the first six months of 2014 decreased by 24% to $30.7 million from $40.5 million for the same period a year ago. Operating margin was 24.2% for the first six months of 2014, a decline from 29.4% for the first six months of 2013. The decrease in both operating income and operating margin is attributable to the decrease in investment management fees.
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
The following table summarizes the net distribution fee margin for the second quarter and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
(in thousands)
Distribution and underwriting fees	$12,642	$13,378	$25,631	$27,706
Distribution expenses	(12,307)	(13,241)	(24,958)	(27,172)
Net distribution fees	$335	$137	$673	$534
Net distribution fee margin	3%	1%	3%	2%
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

Revenues
Total revenues decreased by $3.7 million, or 6%, to $63.0 million for the second quarter of 2014 from $66.7 million for the second quarter of 2013. Total revenues decreased by $10.7 million, or 8%, to $126.9 million for the first six months of 2014, from $137.6 million for the first six months of 2013. The decrease was primarily due to lower investment management fees.

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
(in thousands)	2014	2013	Amount	Percent	2014	2013	Amount	Percent
Investment management fees	$49,697	$52,655	$(2,958)	(6)%	$99,975	$108,597	$(8,622)	(8)%
Distribution and underwriting fees	12,642	13,378	(736)	(6)%	25,631	27,706	(2,075)	(7)%
Other	666	657	9	1%	1,329	1,340	(11)	(1)%
Total revenues	$63,005	$66,690	$(3,685)	(6)%	$126,935	$137,643	$(10,708)	(8)%
Investment management fees decreased by 6% in the second quarter of 2014 compared with the second quarter of 2013, which was primarily due to a $1.6 billion, or 6%, decrease in average assets under management for the same periods. Investment management fees from open-end funds decreased by 4% to $30.0 million for the second quarter of 2014, from $31.2 million for the second quarter of 2013, driven by a 2% decrease in average open-end fund assets. Investment management fees from our closed-end funds increased by 9% to $14.4 million for the second quarter of 2014, from $13.3 million for the second quarter of 2013, due to a 9% increase in average closed-end fund assets. Investment management fees from our separately managed accounts decreased by 38% to $4.7 million for the second quarter of 2014, from $7.5 million for the second quarter of 2013, due to a 35% decrease in average separately managed accounts assets under management. Investment management fees that we earned as a percentage of average assets under management for the second quarter of 2014 and 2013 were 0.77%. Investment management fees from assets under advisement for which we provide model portfolio design and oversight were $589,000 for the second quarter of 2014, compared with $669,000 for the second quarter of 2013. Investment management fees that we earned as a percentage of assets under advisement for the second quarter of 2014 and 2013 were 0.30%.
Investment management fees decreased by 8% in the first six months of 2014, compared with the first six months of 2013, which was primarily due to a $2.3 billion, or 8%, decrease in average assets under management for the same periods. Investment management fees from open-end funds decreased by 7% to $60.2 million for the first six months of 2014, from $64.9 million for the first six months of 2013, driven by a 5% decrease in average open-end fund assets. Investment management fees from our closed-end funds increased by 10% to $28.6 million for the first six months of 2014, from $26.0 million for the first six months of 2013, due to a 10% increase in average closed-end fund assets. Investment management fees from our separately managed accounts decreased by 39% to $10.0 million for the first six months of 2014, from $16.3 million for the first six months of 2013, due to a 35% decrease in average separately managed accounts assets under management. Investment management fees that we earned as a percentage of average assets under management for the first six months of 2014 and 2013 were 0.77%. Investment management fees from assets under advisement for which we provide model portfolio design and oversight were $1.2 million for the first six months of 2014, compared with $1.4 million for the first six months of 2013. Investment management fees that we earned as a percentage of assets under advisement for the first six months of 2014 and 2013 were 0.30%.
Distribution and underwriting fees decreased by 6%, or $736,000 to $12.6 million for the second quarter of 2014, primarily due to a decrease of 2% in average open-end fund assets across most share classes. Distribution and underwriting fees decreased by 7%, or $2.1 million to $25.6 million for the first six months of 2014, compared with the first six months of 2013, primarily due to a decrease of 5% in average open-end fund assets across most share classes. The decrease in average open-end fund assets when compared with the prior year is largely due to net redemptions in our U.S. growth and global growth strategies.
Operating Expenses
Operating expenses decreased by $1.9 million and $899,000 for the second quarter and first six months of 2014, respectively, from the second quarter and first six months of 2013. For the second quarter of 2014, decreases in employee compensation and benefits expenses, distribution expenses, and general and administrative expenses were partially offset by an increase in marketing and sales promotion expenses. For the first six months of 2014, decreases in distribution expenses and employee compensation and benefits expenses were partially offset by increases in marketing and sales promotion expenses and general and administrative expenses.

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
(in thousands)	2014	2013	Amount	Percent	2014	2013	Amount	Percent
Employee compensation and benefits	$19,730	$21,380	$(1,650)	(8)%	$43,726	$43,945	$(219)	—%
Distribution expenses	12,307	13,241	(934)	(7)%	24,958	27,172	(2,214)	(8)%
Marketing and sales promotion	4,666	3,939	727	18%	8,371	7,328	1,043	14%
General and administrative	9,668	9,726	(58)	(1)%	19,170	18,679	491	3%
Total operating expenses	$46,371	$48,286	$(1,915)	(4)%	$96,225	$97,124	$(899)	(1)%
Employee compensation and benefits expenses decreased by $1.7 million and $219,000 for the second quarter and first six months of 2014, respectively, when compared with the second quarter and first six months of 2013. The decrease in the second quarter of 2014 is primarily due to decreases in equity and incentive compensation expenses, partially offset by an increase in base salaries and related benefits. The decrease in the first six months of 2014 is primarily due to a decrease in equity compensation expenses, partially offset by an increase in base salaries and related benefits. The decrease in equity compensation expenses in the second quarter and first six months of 2014 is primarily a result of the reversal of inception-to-date expense on terminated associates. Salary expenses increased in the second quarter and first six months of 2014 primarily due to increases in the number of associates we employ on our investment team.

Distribution expenses decreased by $934,000 and $2.2 million for the second quarter and first six months of 2014, respectively, when compared with the second quarter and first six months of 2013. The decreases were primarily due to a reduction in average assets for open-end funds of 2% and 5% for the second quarter and first six months of 2014, respectively.
Marketing and sales promotion expenses increased by $727,000 and $1.0 million for the second quarter and first six months of 2014, respectively, when compared with the second quarter and first six months of 2013, largely the result of a fee rate increase for distribution intermediaries.
General and administrative expenses decreased by $58,000 and increased by $491,000 for the second quarter and first six months of 2014, respectively, when compared with the second quarter and first six months of 2013. Many offsetting factors gave rise to the net decrease in expenses during the second quarter of 2014. The increase for the first six months of 2014 was primarily due to higher travel and entertainment and occupancy-related expenses partially offset by a reduction in recruiting expense.
Non-Operating Activities, Net of Redeemable Non-controlling Interest in Partnership Investments
Non-operating income, net of redeemable non-controlling interest in partnership investments increased by $4.5 million and $3.5 million for the second quarter and first six months of 2014, respectively, when compared with the second quarter and first six months of 2013. The increase in the second quarter of 2014 was driven by an increase in investment income of $8.7 million when compared with the second quarter of 2013. The increase in the first six months of 2014 was due to an increase in investment income of $7.3 million when compared with the first six months of 2013. The increase in investment income was mainly due to an increase in realized gains generated from tax harvesting activities and an other-than-temporary impairment charge of $4.4 million recorded in the second quarter of 2013 on certain available-for-sale securities with unrealized losses held in the investment portfolio.
The following table summarizes our non-operating activities, net of redeemable non-controlling interest in partnership investments for the second quarter and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2014	2013	Change	2014	2013	Change
Interest income	$50	$73	$(23)	$89	$160	$(71)
Interest expense	(1,510)	(1,505)	(5)	(3,014)	(3,011)	(3)
Net interest expense	(1,460)	(1,432)	(28)	(2,925)	(2,851)	(74)
Investment income	9,912	1,201	8,711	10,769	3,485	7,284
Dividend income	347	841	(494)	1,010	1,733	(723)
Miscellaneous other income	205	81	124	268	124	144
Investment and other income	10,464	2,123	8,341	12,047	5,342	6,705
Non-operating income, GAAP basis	9,004	691	8,313	9,122	2,491	6,631
Net (income) loss attributable to redeemable non-controlling interest in partnership investments	(3,181)	583	(3,764)	(3,244)	(125)	(3,119)
Non-operating income, net of redeemable non-controlling interest in partnership investments, non-GAAP basis (1)	$5,823	$1,274	$4,549	$5,878	$2,366	$3,512

(1)
Non-operating income, net of redeemable non-controlling interest in partnership investments is a non-GAAP financial measure. Management believes this measure provides comparability of this information among reporting periods and is an effective measure for reviewing the Company’s non-operating contribution to its results.

The following table provides a summary of the returns that we generated from our corporate investment portfolio. This table combines the investment and dividend income as reported in our consolidated statement of operations with the change in fair value of our investment securities that are recorded in accumulated other comprehensive income, a component of equity, for the second quarter and six months ended June 30, 2014:

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
(in thousands)	Non-Operating Income, net	Change in Accumulated Other Comprehensive Income	Total	Non-Operating Income, net	Change in Accumulated Other Comprehensive Income	Total
Funds and common stock	$5,120	$3,342	$8,462	$5,701	$5,044	$10,745
Partnership investments	4,792	—	4,792	5,068	—	5,068
Investment income	9,912	3,342	13,254	10,769	5,044	15,813
Dividend income	347		347	1,010		1,010
Redeemable non-controlling interest in partnership investments	(3,181)		(3,181)	(3,244)		(3,244)
Investment portfolio results	$7,078		$10,420	$8,535		$13,579
Less: Non-controlling interest in Calamos Investments LLC		(2,919)			(3,895)
Deferred income taxes		(156)			(425)
Change in accumulated other comprehensive income		$267			$724
Our investment portfolio returned $10.4 million, or 2.7%, and $13.6 million, or 3.4%, in the second quarter and first six months of 2014, respectively. These results primarily reflect realized and unrealized gains from investment securities in the corporate investment portfolio.
Income Tax Provision
Calamos Investments LLC (“Calamos Investments”) is subject to certain income-based state taxes; therefore, income taxes reflect not only the portion attributed to us but also income taxes attributable to non-controlling interests. CAM's effective income tax rate for the second quarter and first six months of 2014 was approximately 38.4% and 38.3%, respectively, compared with 58.2% and 47.0% for the second quarter and first six months of 2013.

The effective tax rates for the second quarter and first six months of 2013, include the impact of an increase in the deferred tax valuation allowance of $900,000, to reduce CAM's deferred income tax assets to an amount that is more likely than not to be realized. Excluding the deferred tax valuation allowance, CAM's effective income tax rates would be 37.7% and 37.6% for the second quarter and first six months of 2013, respectively.
As of June 30, 2014, the deferred tax asset related to the capital loss carryforwards that expire in 2014 was $2.1 million and the Company's valuation allowance on this deferred tax asset was $2.1 million. The ultimate realization of this deferred tax asset is dependent upon the generation of sufficient capital gains prior to the expiration.
Net income
Net income attributable to CAM was $3.2 million and $5.4 million for the second quarter and first six months of 2014, respectively, compared with $1.8 million and $5.1 million for the second quarter and first six months of 2013. Non-GAAP net income attributable to CAM was $4.2 million and $8.1 million for the second quarter and first six months of 2014, respectively, compared with $4.5 million and $9.6 million for the second quarter and first six months of 2013. See "Supplemental Non-GAAP Financial Measures" below for descriptions of non-GAAP financial measures and a reconciliation of non-GAAP financial measure to GAAP financial measures.
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
The presentation of this additional information is not meant to be considered in isolation or as a substitute for the directly comparable financial measures prepared in accordance with GAAP. Investors should review the reconciliations of the non-GAAP financial measures to their most directly comparable GAAP financial measures as provided in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
(in thousands, except per share data)
GAAP net income attributable to CAM	$3,228	$1,841	$5,367	$5,075
Adjustments:
Deferred tax amortization on intangible assets	1,979	1,979	3,958	3,958
Increase in deferred tax valuation allowance	—	900	—	900
Non-operating income, net of taxes	(974)	(178)	(1,179)	(330)
Non-GAAP net income attributable to CAM	$4,233	$4,542	$8,146	$9,603
Diluted - Weighted average shares outstanding	19,048,456	20,661,447	19,345,019	20,727,969
Diluted earnings per share	$0.17	$0.09	$0.28	$0.24
Non-GAAP diluted earnings per share	$0.22	$0.22	$0.42	$0.46
Non-GAAP net income attributable to CAM is calculated by adjusting the following items from GAAP net income attributable to CAM:

(i)	amortization of deferred taxes on intangible assets associated with the election under section 754 of the Internal Revenue Code of 1986, as amended (Section 754 election);

(ii)	increase in deferred tax valuation allowance; and

(iii)	non-operating income, net of taxes.

Non-GAAP diluted earnings per share is calculated by dividing Non-GAAP net income attributable to CAM by diluted weighted average shares outstanding.
The deferred tax assets from the Section 754 election allows for a quarterly reduction of $2.0 million in future income taxes owed by us through 2019, to the extent that a tax payable exists during the quarter. As a result, this cash savings has accrued solely for the benefit of the shareholders of CAM’s common stock. We believe that adjusting this item from the calculation of the above non-GAAP items can be a useful measure in allowing investors to see our performance. Non-operating income is excluded from the above non-GAAP items as it can distort comparisons between periods. As noted above, we believe that measures excluding these items are useful in analyzing operating trends and allows for more comparability between periods, which may be useful to investors.
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
Liquidity and Capital Resources
We manage our liquidity position to ensure adequate resources are available to fund ongoing operations of the business, provide seed capital for new funds, provide conservative levels of capital for the Company’s regulated subsidiaries, fund our stock repurchase program as and when implemented, and invest in other corporate strategic initiatives. Our principal sources of liquidity are cash flows from operating activities and our corporate investment portfolio, which is comprised of cash and cash equivalents, investment securities, derivatives and partnership investments. Investment securities are principally comprised of Company-sponsored funds. In addition, the individual securities held within our partnership investments are typically highly liquid. Borrowings by Calamos Investments have also been a source of liquidity.
Our working capital requirements historically have been met through cash generated by operations. We believe cash generated from operations and financing activities will be sufficient over the foreseeable future to meet our working capital requirements and liquidity needs with respect to the foregoing activities, as well as to support future growth.
The following table summarizes our principal sources of liquidity as of June 30, 2014 and December 31, 2013:

(in thousands)	June 30, 2014	December 31, 2013	Increase (Decrease)
Cash and cash equivalents	$110,642	$39,078	$71,564
Investment securities	318,767	472,241	(153,474)
Partnership investments, net of redeemable non-controlling interests	63,164	26,496	36,668
Total corporate investment portfolio	$492,573	$537,815	$(45,242)
Calamos Investments is the borrower of our $92.1 million in outstanding debt, including both current and long-term portions. Calamos Investments was in compliance with all financial covenants as of June 30, 2014 and December 31, 2013.
On July 15, 2014, Calamos Investments repaid at maturity $46.2 million of the $92.1 million senior notes that were outstanding at June 30, 2014. The notes were repaid out of cash on hand and the proceeds from a $25.0 million short term, interest-bearing loan from CAM.
On August 5, 2014, Calamos Investments distributed $42.0 million to its members, of which $9.3 million was distributed to CAM, and $32.7 million was distributed to the Calamos Interests. The distribution was funded from cash on hand.
The following is a summary of covenant compliance as of June 30, 2014 with the terms and covenants having the same meanings set forth under our amended note purchase agreements:

Covenant	June 30, 2014
EBITDA/interest expense - not less than 3.0	12.92
Debt/EBITDA - not more than 2.75	1.18
Investment coverage ratio - not less than 1.175	4.36
Net worth - not less than $160 million	$315.0 million

The following table summarizes key data relating to our liquidity and capital resources:

(in thousands)	June 30, 2014	December 31, 2013
Statements of financial condition data:
Cash and cash equivalents	$110,642	$39,078
Receivables	19,868	22,112
Investment securities	318,767	472,241
Partnership investments, net of redeemable non-controlling interests	63,164	26,496
Deferred tax assets, net	41,185	46,740
Long-term debt, including current portion	92,115	92,115
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
Cash flows for the first six months ended June 30, 2014 and 2013 are shown below.

	June 30,
(in thousands)	2014	2013
Cash flow data:
Net cash provided by operating activities	$27,102	$37,081
Net cash provided by (used in) investing activities	125,377	(21,207)
Net cash used in financing activities	(80,915)	(45,681)
Net cash provided by operating activities totaled $27.1 million for the six months ended June 30, 2014. These net cash flows are primarily attributable to investment management and distribution and underwriting fees generated by core business activities, partially offset by staff, distribution, and other operating expenses.
Net cash provided by investing activities totaled $125.4 million for the six months ended June 30, 2014. The net cash provided by investing activities primarily represents net cash inflows as a result of proceeds from sales of investments of $175.6 million partially offset by cash outflows of $45.3 million of seed capital to help expand our product offering.
Net cash used in financing activities totaled $80.9 million for the six months ended June 30, 2014, largely represents pro rata equity and income tax distributions paid by Calamos Investments to our non-controlling interests of $54.6 million. Net cash used in financing activities was also due to Calamos Investments' repurchase of $21.6 million in Class A common stock as a result of our stock repurchase program, and cash dividends paid to common stockholders of $4.7 million. Finally, we expect cash flows from financing activities to change with tax distributions based on the levels of income that we generate.
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
In May 2014, the Financial Accounting Standards Board ("FASB") issued new guidance on revenue from contracts with customers. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual and interim periods beginning after December 15, 2016 and shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. Early application of this standard is not permitted. The Company's effective date is January 1, 2017. The Company is evaluating the effect of adopting this new accounting guidance but does not expect adoption will have a material impact on its results of operations, cash flows or financial position.

Critical Accounting Policies and Estimates
Our significant accounting policies are summarized in note 2 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013. A complete discussion of critical accounting policies is included in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2013. There were no significant changes in our significant accounting policies or critical accounting policies during the six months ended June 30, 2014.
Other Information - Market Capitalization
Calamos Investments LLC (“Calamos Investments”) is owned (a) 22.2% by Calamos Asset Management, Inc. (“CAM”), and (b) 77.8% by Calamos Family Partners, Inc. and John P. Calamos, Sr. (the “Calamos Interests”). As of June 30, 2014, CAM holds two groups of assets: (1) CAM’s 22.2% ownership interest in Calamos Investments and (2) primarily cash and cash equivalents, investment securities, income tax receivables, and net deferred tax assets. CAM presents the entire operations of Calamos Investments with its own in the consolidated financial statements. Calamos Interests’ 77.8% ownership in Calamos Investments is presented as a non-controlling interest in the consolidated financial statements. Prior to March 1, 2009, we added approximately 77 million shares to the Class A common shares outstanding so our number of fully diluted shares would reflect Calamos Interests’ ownership in Calamos Investments. The resulting share count of approximately 97 million provided a reasonable proxy for the number of shares used in determining the market capitalization of the fully consolidated company.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
An analysis of our market risk was included in our Annual Report on Form 10-K for the year ended December 31, 2013. There were no material changes to the Company’s market risk during the six months ended June 30, 2014.
Item 4. Controls and Procedures
Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2014, and has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May be Purchased Under the Plans or Programs
April 1 – April 30, 2014	96,823	$12.47	96,823	646,232
May 1 – May 31, 2014	385,509	$12.25	385,509	260,723
June 1 – June 30, 2014	260,723	$13.25	260,723	—
Total	743,055	$12.63	743,055
On February 4, 2013, the Company announced a repurchase program of up to 3 million shares of the Company’s outstanding Class A Common Stock by Calamos Investments LLC. Calamos Investments LLC completed this share repurchase program on June 13, 2014 for a total cost of $34.8 million. Common stock purchased under the share repurchase program were by Calamos Investments LLC and not directly for the individual, personal accounts of John P. Calamos, Sr.

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

CALAMOS ASSET MANAGEMENT, INC.
(Registrant)

Date:	August 6, 2014	By: /s/ Nimish S. Bhatt
Name: Nimish S. Bhatt
Title: Senior Vice President and Chief Financial Officer