Form 10-Q
period 2014-09-30
Calamos Asset Management, Inc. /DE/
filed 2014-11-06
CIK 1299033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
 FORM 10-Q
________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
At October 31, 2014, there were 20,530,571 shares of Class A common stock and 100 shares of Class B common stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share data)

	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$73,740	$39,078
Receivables:
Affiliates and affiliated funds	15,912	16,306
Customers	3,609	5,806
Investment securities	287,657	472,241
Partnership investments, net	138,932	34,047
Prepaid expenses	3,633	2,812
Deferred tax assets, net	6,793	10,165
Other current assets	2,863	2,283
Total current assets	533,139	582,738
Non-current assets:
Deferred tax assets, net	33,833	36,575
Goodwill	6,380	6,380
Property and equipment, net of accumulated depreciation and amortization ($60,031 at September 30, 2014 and $60,339 at December 31,2013)	14,854	16,990
Other non-current assets	2,992	3,183
Total non-current assets	58,059	63,128
Total assets	$591,198	$645,866
LIABILITIES AND EQUITY
LIABILITIES
Current liabilities:
Distribution fees payable	$10,429	$10,655
Accrued compensation and benefits	19,914	22,527
Current portion of long-term debt	—	46,160
Interest payable	628	2,729
Accrued expenses and other current liabilities	6,044	7,224
Total current liabilities	37,015	89,295
Non-current liabilities:
Long-term debt	45,955	45,955
Deferred rent	8,845	9,013
Other non-current liabilities	1,579	3,121
Total non-current liabilities	56,379	58,089
Total liabilities	93,394	147,384

Redeemable non-controlling interest in partnership investments	82,491	7,551

EQUITY
Class A Common Stock, $0.01 par value; authorized 600,000,000 shares; 24,890,637 shares issued and 17,890,637 shares outstanding at September 30, 2014; 24,696,095 shares issued and 19,475,765 shares outstanding at December 31, 2013	249	247
Class B Common Stock, $0.01 par value; authorized 1,000 shares; 100 shares issued and outstanding at September 30, 2014 and December 31, 2013	—	—
Additional paid-in capital	220,333	218,359
Retained earnings	87,287	86,115
Accumulated other comprehensive income	977	2,863
Treasury stock; 7,000,000 shares at September 30, 2014 and 5,220,330 shares at December 31, 2013	(106,024)	(99,528)
Calamos Asset Management, Inc. stockholders’ equity	202,822	208,056
Non-controlling interest in Calamos Investments LLC (Calamos Interests)	212,491	282,875
Total equity	415,313	490,931
Total liabilities and equity	$591,198	$645,866
See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
REVENUES
Investment management fees	$50,418	$51,289	$150,393	$159,886
Distribution and underwriting fees	12,438	13,024	38,069	40,730
Other	676	652	2,005	1,992
Total revenues	63,532	64,965	190,467	202,608
EXPENSES
Employee compensation and benefits	21,738	23,508	65,464	67,453
Distribution expenses	12,164	12,913	37,122	40,085
Marketing and sales promotion	3,897	4,208	12,268	11,536
General and administrative	9,880	8,912	29,050	27,591
Total operating expenses	47,679	49,541	143,904	146,665
Operating income	15,853	15,424	46,563	55,943
NON-OPERATING INCOME
Net interest expense	(851)	(1,456)	(3,776)	(4,307)
Investment and other income	4,482	6,786	16,529	12,128
Total non-operating income	3,631	5,330	12,753	7,821
Income before income taxes	19,484	20,754	59,316	63,764
Income tax provision	1,870	1,603	5,278	6,154
Net income	17,614	19,151	54,038	57,610
Net income attributable to non-controlling interest in Calamos Investments LLC (Calamos Interests)	(15,936)	(15,000)	(43,749)	(48,259)
Net (income) loss attributable to redeemable non-controlling interest in partnership investments	1,691	(1,454)	(1,553)	(1,579)
Net income attributable to Calamos Asset Management, Inc.	$3,369	$2,697	$8,736	$7,772
Earnings per share:
Basic	$0.19	$0.14	$0.47	$0.39
Diluted	$0.18	$0.13	$0.46	$0.38
Weighted average shares outstanding:
Basic	17,888,694	19,671,742	18,399,379	19,998,922
Diluted	18,781,856	20,387,651	19,158,720	20,599,821

Cash dividends declared per share	$0.15	$0.125	$0.40	$0.375
See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$17,614	$19,151	$54,038	$57,610
Other comprehensive income (loss), before income tax provision (benefit)
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses)	(9,123)	20,094	1,531	20,485
Reclassification adjustment for realized (gains) losses included in net income	(5,949)	610	(11,559)	(4,973)
Other comprehensive income (loss), before income tax provision (benefit)	(15,072)	20,704	(10,028)	15,512
Income tax provision (benefit) related to other comprehensive income	(1,533)	1,874	(1,108)	1,316
Other comprehensive income (loss), after income tax provision (benefit)	(13,539)	18,830	(8,920)	14,196
Comprehensive income	4,075	37,981	45,118	71,806
Comprehensive income attributable to non-controlling interest in Calamos Investments LLC (Calamos Interests)	(5,007)	(30,641)	(36,696)	(60,218)
Comprehensive (income) loss attributable to redeemable non-controlling interest in partnership investments	1,691	(1,454)	(1,553)	(1,579)
Comprehensive income attributable to Calamos Asset Management, Inc.	$759	$5,886	$6,869	$10,009
See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Nine Months Ended September 30, 2014
(in thousands, except share data)
(unaudited)

	Calamos Asset Management, Inc. Stockholders
(in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Non-controlling Interest in Calamos Investments LLC (Calamos Interests)	Total	Redeemable Non-controlling Interest in Partnership Investments
Balance at December 31, 2013	$247	$218,359	$86,115	$2,863	$(99,528)	$282,875	$490,931	$7,551
Net income	—	—	8,736	—	—	43,749	52,485	1,553
Changes in unrealized gains on available-for-sale securities, net of income taxes	—	—	—	119	—	1,353	1,472	—
Reclassification adjustment for realized gains on available-for-sale securities included in income, net of income tax	—	—	—	(1,986)	—	(8,406)	(10,392)	—
Issuance of common stock (194,542 Class A common shares)	2	(2)	—	—	—	—	—	—
Repurchase of common stock by Calamos Investments LLC (1,779,670 Class A common shares)	—	—	—	—	(4,795)	(16,796)	(21,591)	—
Impact of the redemption of common stock from Calamos Investments LLC by Calamos Asset Management, Inc. (194,542 Class A common shares)	—	1,701	—	—	(1,701)	—	—	—
Cumulative impact of changes in ownership of Calamos Investments LLC	—	(132)	—	(19)	—	(381)	(532)	—
Compensation expense recognized under stock incentive plans	—	1,034	—	—	—	3,616	4,650	—
Impact on non-controlling interests as a result of dividends paid to Calamos Investments LLC on repurchased common stock	—	(627)	—	—	—	627	—	—
Dividend equivalent accrued under stock incentive plans	—	—	(158)	—	—	(552)	(710)	—
Consolidation of Calamos Global Opportunities Fund LP	—	—	—	—	—	—	—	73,387
Equity and tax distributions paid to non-controlling interests in Calamos Investments LLC (Calamos Interests)	—	—	—	—	—	(93,594)	(93,594)	—
Dividends declared	—	—	(7,406)	—	—	—	(7,406)	—
Balance at September 30, 2014	$249	$220,333	$87,287	$977	$(106,024)	$212,491	$415,313	$82,491
See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash and cash equivalents at beginning of period	$39,078	$106,796
Cash flows provided by operating activities:
Net income	54,038	57,610
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	1,987	2,121
Other depreciation and amortization	3,274	3,441
Gain on disposal of property and equipment	(111)	—
Amortization of deferred rent	(168)	(183)
Change in unrealized gains on trading securities, derivative assets, derivative liabilities and partnership investments, net	(7,785)	(2,306)
Net realized gains on sale of investment securities, derivative assets, derivative liabilities and partnership investments, net	(3,388)	(5,131)
Change in deferred tax asset valuation allowance	—	900
Deferred taxes, net	7,208	6,170
Stock-based compensation	4,650	4,887
Employee taxes paid on vesting under stock incentive plans	(510)	(294)
(Increase) decrease in assets:
Receivables:
Affiliates and affiliated funds, net	394	2,262
Customers	2,197	2,535
Other assets	(3,233)	(4,579)
Decrease in liabilities:
Distribution fees payable	(226)	(1,861)
Accrued compensation and benefits	(2,613)	(2,075)
Accrued expenses and other liabilities	(5,527)	(2,623)
Net cash provided by operating activities	50,187	60,874
Cash flows provided by (used in) investing activities:
Net additions to property and equipment	(991)	(856)
Purchases of investment securities	(131,478)	(374,360)
Proceeds from sale of investment securities	317,109	329,686
Net purchases of derivatives	—	(1,720)
Net changes in partnership investments	(31,400)	16,426
Net cash provided by (used in) investing activities	153,240	(30,824)
Cash flows used in financing activities:
Repayment of long-term debt	(46,160)	—
Deferred tax expense on vesting under stock incentive plans	(14)	(96)
Repurchase of common stock by Calamos Investments LLC (1,779,670 at September 30, 2014, and 904,350 at September 30, 2013 Class A common shares)	(21,591)	(9,717)
Equity distributions paid to non-controlling interests (Calamos Interests)	(71,571)	(21,009)
Tax distributions paid to non-controlling interests (Calamos Interests)	(22,023)	(26,922)
Cash dividends paid to common stockholders	(7,406)	(7,520)
Net cash used in financing activities	(168,765)	(65,264)
Net increase (decrease) in cash and cash equivalents	34,662	(35,214)
Cash and cash equivalents at end of period	$73,740	$71,582
Supplemental disclosure of cash flow information:
Cash paid for (refunded):
Income taxes, net	$(1,416)	$1,593
Interest	$5,954	$5,954

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    Organization and Description of Business
Calamos Asset Management, Inc. (“CAM”), representing the public shares outstanding, as of September 30, 2014, owned 22.2% of the operating company, Calamos Investments LLC (“Calamos Investments”), with the remaining 77.8% privately owned by Calamos Family Partners, Inc. (“CFP”), a Delaware corporation, and John P. Calamos, Sr., the Chairman, Chief Executive Officer and Global Co-Chief Investment Officer of CAM. CAM, together with Calamos Investments and Calamos Investments’ subsidiaries (the “Company”), operates the investment advisory and distribution services businesses reported within these consolidated financial statements. CAM operates and is the sole manager, and thus controls all of the business and affairs of Calamos Investments and, as a result of this control, consolidates the financial results of Calamos Investments with its own financial results. CFP and John P. Calamos, Sr. (collectively "Calamos Interests") ownership interest, in accordance with applicable accounting guidance, is reflected and referred to within these consolidated financial statements as “non-controlling interest in Calamos Investments LLC”. As shown in the diagram below, CFP also owns all of CAM’s outstanding Class B common stock, which represents 97.4% of the combined voting power of all classes of CAM’s voting stock. The graphic below illustrates our organizational and ownership structure as of September 30, 2014:

(1)	Represents combined economic interest of Calamos Family Partners, Inc. and John P. Calamos, Sr. who is also a member of Calamos Investments LLC.

(2)
Represents combined economic interest of all public stockholders, including John P. Calamos, Sr. and John P. Calamos, Jr.’s combined 17.8% ownership interest of Class A common stock. The calculation of ownership interest includes options and restricted stock units ("RSUs") that vest within 60 days, as well as CFP’s indirect ownership interest in Class A common stock purchased by Calamos Investments LLC, pursuant to the Company’s share repurchase plan.

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
The consolidated financial statements as of September 30, 2014 and for the three months ended September 30, 2014 and 2013 have not been audited by the Company’s independent registered public accounting firm. In the opinion of management, these statements contain all adjustments, including those of a normal recurring nature, necessary for fair presentation of the financial condition and results of operations. The results for the interim periods presented are not necessarily indicative of the results to be obtained for a full fiscal year. This Form 10-Q filing should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
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
The Calamos Interests’ combined 77.8% interest in Calamos Investments at September 30, 2014 and December 31, 2013, is represented as a non-controlling interest in Calamos Investments LLC in the Company’s consolidated financial statements. Non-controlling interest in Calamos Investments is derived by multiplying the historical equity of Calamos Investments by the Calamos Interests’ aggregate ownership percentage for the periods presented. Issuances and repurchases of CAM’s common stock may result in changes to CAM’s ownership percentage and to the non-controlling interests’ ownership percentage of Calamos Investments with resulting changes reflected in the consolidated statements of changes in equity. Income is allocated based on the average ownership interest during the period in which the income is earned.
CAM owns certain assets to which it has exclusive economic rights. As of September 30, 2014 and 2013, these assets included cash, cash equivalents and investment securities of $73.4 million and $71.7 million, net current and non-current deferred tax assets of $40.6 million and $46.8 million, net current income taxes receivable of $2.9 million and $3.1 million, respectively, and a loan receivable from Calamos Investments of $25.2 million as of September 30, 2014, that are reported together with Calamos Investments’ consolidated assets in the consolidated statements of financial condition. The proceeds from the $25.0 million short term, interest-bearing loan from CAM to Calamos Investments were used to repay $46.2 million of senior notes outstanding on July 15, 2014. Calamos Investments repaid the loan from CAM subsequent to September 30, 2014. Additionally, net income before income taxes of $59.3 million and $63.8 million for the nine months ended September 30, 2014 and 2013, respectively, each included $1.3 million and $139,000, respectively, of interest income, dividend income and realized gains and losses on cash and cash equivalents held solely by CAM. These portions of CAM’s income and expense are not affected by non-controlling interests.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Calamos Investments, through a wholly owned subsidiary, is indirectly the general partner and controls the operations of Calamos Arista Strategic Fund LP (formerly Black Strategic Fund, LP), a U.S. feeder fund and Calamos Arista Strategic Fund Ltd, an offshore feeder fund both to Calamos Arista Strategic Master Fund LTD (formerly Black Strategic Master Fund Ltd.), a hedge fund in the Cayman Islands. As Calamos Investments is the general partner and controls the operations of Calamos Arista Strategic Fund LP and Calamos Arista Strategic Fund Ltd, the results of these partnerships and the master fund are included in the Company’s consolidated financial results. Calamos Investments, through its wholly owned subsidiaries and affiliates, is indirectly the general partner and controls the operations of Calamos Global Opportunities Fund LP, for which it acquired a majority interest in the partnership during the second quarter of 2014. The results of this partnership are included in the Company's consolidated financial statements for the three and nine months ended September 30, 2014. The operations of Calamos International Growth Fund LP were controlled by CAL, the general partner. In December 2013, the limited partners of Calamos International Growth Fund LP redeemed all of their interests in the fund. As a result, the Company deconsolidated Calamos International Growth Fund LP and accounted for this partnership investment using the equity method as of December 31, 2013. Calamos International Growth Fund LP was dissolved on April 10, 2014. See Note 5, Partnership Investments, for more discussion regarding these funds.
For the periods the partnerships are consolidated, the assets and liabilities of the partnerships are presented on a net basis within partnership investments, net in the consolidated statements of financial condition. The net income for these partnerships is included in investment and other income in the consolidated statements of operations, and the change in partnership investments is included in the net changes in partnership investments in the consolidated statements of cash flows. The partnerships are presented on a net basis in order to provide more clarity to the financial position and results of the core operations of the Company. The underlying assets and liabilities that are being consolidated are described in Note 5, Partnership Investments. The combined interests of all of the consolidated partnerships, not owned by the Company and that are redeemable at net asset value at the option of the holder, are presented as redeemable non-controlling interest in partnership investments in the Company’s consolidated financial statements for the periods those partnerships were consolidated.
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
Treasury Stock
During the first quarter of 2013, the Company’s board of directors approved a Class A common share repurchase program. Under the repurchase program, Calamos Investments was authorized to repurchase up to 3 million shares of CAM’s common stock over a period of 2 years. The program was implemented primarily to manage the dilution from share issuances under the Company’s incentive compensation plan. During the nine months ended September 30, 2014, Calamos Investments repurchased 1,779,670 shares of Class A common stock, at an average purchase price of $12.13 and a total cost of $21.6 million. During the second quarter of 2014, Calamos Investments completed the share repurchase program for a total cumulative cost of $34.8 million. As Calamos Investments is consolidated with CAM, the repurchased shares are reported as treasury shares. As such, CAM’s 22.2% ownership interest in these shares totaling $4.8 million is reported in treasury stock, with Calamos Interests’ 77.8% ownership interest in these shares totaling $16.8 million reported in non-controlling interest in the consolidated statements of financial condition. The total shares repurchased are not included in the calculation of basic and diluted earnings per share in accordance with GAAP.
During the three and nine months ended September 30, 2014, CAM redeemed 5,222 and 194,542, respectively, Class A common shares from Calamos Investments for a value of $61,000 and $2.2 million, respectively, which represents the fair value of the shares on the date of redemption. As Calamos Investments is consolidated with CAM, the impact of the distribution reflecting the non-controlling interest is $47,000 and $1.7 million, respectively.
During the three and nine months ended September 30, 2014, dividends on shares held by Calamos Investments totaled $396,000 and $806,000, respectively. The payment of these dividends increased Calamos Investments' equity resulting in a $308,000 adjustment for the third quarter of 2014, and a $627,000 adjustment for the nine months ended September 30, 2014, from additional paid in capital to non-controlling interest in Calamos Investments LLC in the consolidated statement of changes in equity. These adjustments represent Calamos Interests' ownership interest in those dividend payments.
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
The following table provides a summary of investment securities as of September 30, 2014 and December 31, 2013:

(in thousands)
September 30, 2014	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
Funds
Equity
Global Growth	$142,535	$5,832	$(1,374)	$146,993
U.S. Growth	64,964	1,638	(1,051)	65,551
Value	9,979	141	(40)	10,080
Alternative	40,065	990	(193)	40,862
Fixed Income/High Yield	17,361	133	(107)	17,387
Other	1,613	237	(3)	1,847
Total Funds	276,517	8,971	(2,768)	282,720
Common stock	135	95	—	230
Total available-for-sale securities	$276,652	$9,066	$(2,768)	$282,950
Trading securities:
Funds
Equity
U.S. Growth	$4,682	$72	$(47)	$4,707
Total investment securities				$287,657

(in thousands)
December 31, 2013	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
Funds
Equity
Global Growth	$214,811	$11,097	$(15)	$225,893
U.S. Growth	55,109	2,971	(436)	57,644
Value	9,886	315	(243)	9,958
Alternative	35,436	2,000	—	37,436
Fixed Income/High Yield	98,834	429	(4)	99,259
Other	1,414	133	(2)	1,545
Total Funds	415,490	16,945	(700)	431,735
Common stock	133	80	—	213
Total available-for-sale securities	$415,623	$17,025	$(700)	$431,948
Trading securities:
Funds
Equity
U.S. Growth	$48,539	$320	$(8,566)	$40,293
Total investment securities				$472,241

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Of the $287.4 million and $472.0 million investments in Funds at September 30, 2014 and December 31, 2013, respectively, $287.4 million and $427.6 million, respectively, were invested in affiliated funds and accounts that are separately managed.
The aggregate fair value of available-for-sale investment securities that were in an unrealized loss position at September 30, 2014 and December 31, 2013 was $108.7 million and $14.0 million, respectively. As of September 30, 2014, the Company's investment securities that had been in a continuous loss position for 12 months or longer were not significant. As of December 31, 2013, the Company had no investment securities that had been in a continuous loss position for 12 months or longer.
As of September 30, 2014 and December 31, 2013, the Company believes that the $2.8 million and $700,000, respectively, in unrealized losses on certain available-for-sale securities are only temporary in nature, as these losses are a result of short-term declines in the net asset value of the funds. Further, the Company has the intent and ability to hold these securities for a period of time sufficient to allow for recovery of the market value. The Company also considered current market conditions and the nature of the securities held when determining the recoverability of those securities' market value. As of September 30, 2014, no other-than-temporary impairment charge was recorded.
The following table provides a summary of changes in investment securities for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Available-for-sale securities:
Proceeds from sales	$84,917	$77,465	$279,245	$325,447
Gross realized gains on sales	$5,539	$2,833	$11,011	$10,171
Trading securities:
Change in unrealized gains (losses)	$(167)	$429	$8,270	$(143)
The table below summarizes the tax provision (benefit) on unrealized gains (losses) and gains (losses) reclassified out of accumulated other comprehensive income (loss) on available-for-sale securities for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
(in thousands)	Before-Tax Amount	Tax Benefit	After-Tax Amount	Before-Tax Amount	Tax Provision	After-Tax Amount
Available-for-sale securities:
Changes in unrealized gains (losses)	$(9,123)	$(912)	$(8,211)	$20,094	$1,823	$18,271
Reclassification adjustment for realized (gains) losses included in income	(5,949)	(621)	(5,328)	610	51	559
Other comprehensive income (loss)	$(15,072)	$(1,533)	$(13,539)	$20,704	$1,874	$18,830

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
(in thousands)	Before-Tax Amount	Tax Provision (Benefit)	After-Tax Amount	Before-Tax Amount	Tax Provision (Benefit)	After-Tax Amount
Available-for-sale securities:
Changes in unrealized gains	$1,531	$59	$1,472	$20,485	$1,724	$18,761
Reclassification adjustment for realized gains included in income	(11,559)	(1,167)	(10,392)	(4,973)	(408)	(4,565)
Other comprehensive income (loss)	$(10,028)	$(1,108)	$(8,920)	$15,512	$1,316	$14,196
Reclassification of realized (gains) losses out of accumulated other comprehensive income (loss) are reported in non-operating income, in investment income, in the consolidated statement of operations.  See Note 9, Non-Operating Income.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(4)Derivative Assets and Liabilities
The Company used exchange-traded option contracts as an economic hedge of price changes in its investment securities portfolio in order to reduce the volatility equity markets have on the fair value of the Company's corporate investment portfolio and to assist in compliance with its debt covenants during the third quarter of 2014. The Company's investment securities, totaling $287.7 million at September 30, 2014, consist primarily of positions in several Calamos equity and fixed income funds. The equity price risk in the investment portfolio was hedged using exchange-traded option contracts that correlate most closely with the change in value of the portfolio being hedged. The use of these option contracts was part of a hedge overlay strategy to minimize downside risk in the hedged portfolio. The Company may adjust its hedge position in response to movement and volatility in prices and changes in the composition of the hedged portfolio, but generally is not actively buying and selling contracts.
The Company has elected not to offset its derivative assets with its derivative liabilities even if a right of offset exists. When applicable, the fair value of option contracts is reported on a gross basis in derivative assets and derivative liabilities in the consolidated statements of financial condition. Net gains and losses on these contracts are reported in investment and other income in the consolidated statements of operations with net gains of $1.8 million and net losses of $1.9 million for the nine months ended September 30, 2014 and 2013, respectively. The Company used these derivatives for risk management purposes but has not designated the contracts as hedges for accounting purposes. The Company had no derivative instruments outstanding as of September 30, 2014.
(5)Partnership Investments
Presented below are the underlying assets and liabilities of the partnerships that the Company reports on a net consolidated basis, as well as partnership investments that the Company accounts for under the equity method. These investments are presented collectively as partnership investments, net in its consolidated statements of financial condition as of September 30, 2014 and December 31, 2013.

(in thousands)	September 30, 2014	December 31, 2013
Consolidated partnerships:
Securities owned	$124,993	$29,149
Cash and cash equivalents	20,820	12,208
Receivables for securities sold	1,052	1,076
Receivables for foreign exchange	20,261	—
Other current assets	1,320	30
Exchange-traded option contracts, net	634	94
Securities sold not yet purchased	(8,114)	(10,670)
Payables for securities purchased	(1,656)	(1,576)
Payables for foreign currency	(20,261)	—
Accrued expenses and other current liabilities	(167)	(76)
Total	138,882	30,235
Equity method investment in partnerships	50	3,812
Partnership investments, net	$138,932	$34,047
During the second quarter of 2014, Calamos Investments, through its wholly owned subsidiaries and affiliates, acquired a majority interest in Calamos Global Opportunities Fund LP. The results of this partnership are included in the Company's consolidated financial statements for the three and nine months ended September 30, 2014.
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

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Investments are presented in the consolidated financial statements at fair value in accordance with GAAP. Investments in open-end funds are stated at fair value based on end of day published net asset values of shares owned by the Company. The fair value of investments in open-end funds was $245.7 million and $450.4 million at the end of September 30, 2014 and December 31, 2013, respectively. There are no unfunded commitments related to these investments. These investments may be redeemed daily with a redemption notice period of up to seven days. Investments in securities traded on a national securities exchange are stated at the last reported sales price on the day of valuation. Other securities, including derivatives, traded in the over-the-counter market and listed securities for which no sale was reported on that date are stated at the last quoted bid price. However, short sales positions and call options written are reported at the last quoted asked price. Convertible bonds, fixed income securities and other securities for which quotations are not readily available are valued at fair value based on observable inputs such as market prices for similar instruments as validated by third party pricing agencies and the Company’s prime broker.
The following tables provide the hierarchy of inputs used to derive the fair value of the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013, respectively. Foreign currency contracts are carried in the Company's partnership investments and are presented on a net basis where the right of offset exists, and had no impact for either period presented.

		Fair Value Measurements Using
(in thousands) Description	September 30, 2014	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)
Cash and cash equivalents
Money market funds	$11,258	$11,258	$—
Investment securities (Note 3)
Funds
Equity
Global Growth	146,993	146,993	—
U.S. Growth	70,258	70,258	—
Value	12,209	12,209	—
Alternative	42,117	42,117	—
Fixed Income/High Yield	17,387	17,387	—
Other	1,847	1,847	—
Total Funds	290,811	290,811	—
Common stock	230	230	—
Investment securities	291,041	291,041	—
Securities and derivatives owned by partnership investments (Note 5)
Common stocks	75,654	48,742	26,912
Convertible preferred stocks	5,365	2,850	2,515
Convertible bonds	38,330	—	38,330
Corporate bonds	5,644	—	5,644
Short term investments	7,973	7,973	—
Exchange-traded put option contracts	706	706	—
	133,672	60,271	73,401
Securities sold but not yet purchased by partnership investments (Note 5)
Common stocks	(7,850)	(7,141)	(709)
Exchange-traded funds	(264)	(264)	—
Exchange-traded call option contracts	(72)	(72)	—
Securities sold but not yet purchased (Note 3)
Common stocks	(3,384)	(3,384)	—
	(11,570)	(10,861)	(709)
Total	$424,401	$351,709	$72,692

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

		Fair Value Measurements Using
(in thousands) Description	December 31, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)
Cash and cash equivalents
Money market funds	$1,752	$1,752	$—
Investment securities (Note 3)
Funds
Equity
Global Growth	225,892	225,892	—
U.S. Growth	97,936	97,936	—
Value	9,959	9,959	—
Alternative	37,436	37,436	—
Fixed Income/High Yield	99,260	99,260	—
Other	1,545	1,545	—
Total Funds	472,028	472,028	—
Common stock	213	213	—
Investment securities	472,241	472,241	—
Securities and derivatives owned by partnership investments (Note 5)
Common stocks	29,149	29,149	—
Exchange-traded put option contracts	150	150	—
	29,299	29,299	—
Securities sold but not yet purchased by partnership investments (Note 5)
Common stocks	(10,185)	(10,185)	—
Exchange-traded funds	(485)	(485)	—
Exchange-traded call option contracts	(56)	(56)	—
	(10,726)	(10,726)	—
Total	$492,566	$492,566	$—
The fair value of the Company’s long-term debt, which has a total carrying value of $46.0 million and $92.1 million at September 30, 2014 and December 31, 2013, was $54.2 million and $104.4 million, respectively. During the third quarter of 2014, $46.2 million of senior notes outstanding were repaid. The fair value of the Company’s payment obligation, which has a carrying value of $1.7 million and $3.4 million at September 30, 2014 and December 31, 2013, was $1.7 million and $3.3 million, respectively. This obligation is associated with the Company's purchase of Black Capital LLC in 2012, reported in other current liabilities in the consolidated statements of financial condition. These fair value estimates are calculated using discounted cash flows based on the Company’s incremental borrowing rates and market inputs for similar bonds for the debt, and the treasury yield curve plus market spread for the payment obligation. The fair values of the debt and payment obligation are based on Level 2 inputs within the fair value hierarchy.
The carrying value of all other financial instruments approximates fair value due to the short maturities of these financial instruments.
(7)Loans Payable
The Company has access to margin loans for the settlement of call options, as well as an additional source of liquidity. The interest rate that can be charged on margin loans is 2.5% per annum, based on the brokerage firm’s lending rate. These loans are due on demand. The Company can borrow up to 70% of its marginable securities on deposit with its brokerage firm. The Company had no margin loan balances outstanding at September 30, 2014 and December 31, 2013.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(8)Stock-Based Compensation
Under the Company’s incentive compensation plan, certain employees of the Company receive stock-based compensation comprised of stock options and restricted stock units (“RSUs”). Historically, RSUs have been settled with newly issued shares so that no cash was used by the Company to settle awards; however, the Company may also use treasury shares upon the exercise of stock options and upon conversion of RSUs. The Company’s Annual Report on Form 10-K for the year ended December 31, 2013 provides details of this plan and its provisions.
During the nine months ended September 30, 2014, the Company granted 861,155 RSUs and there were 464,973 RSUs forfeited. During the same period, the Company granted no stock options and there were 188,947 stock options forfeited.
During the nine months ended September 30, 2014, 238,774 RSUs vested with 44,232 units withheld for taxes and 194,542 RSUs converted into an equal number of shares of CAM’s Class A common stock. The total intrinsic value and the fair value of the converted shares was $2.3 million. The total tax benefit realized in connection with the vesting of the RSUs during the nine months ended September 30, 2014 was $265,000, as the Company receives tax benefits based upon the portion of Calamos Investments’ expense that it recognizes.
During the nine months ended September 30, 2014 and 2013, compensation expense recorded in connection with the RSUs and stock options was $4.7 million and $4.9 million, respectively, of which $1.0 million and $1.1 million, respectively, was credited as additional paid-in capital after giving effect to the non-controlling interests. The amount of deferred tax asset created was $382,000 and $401,000 during the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014, $17.9 million of total unrecognized compensation expense related to unvested stock option and RSU awards is expected to be recognized over a weighted-average period of 3.1 years.
(9)Non-Operating Income
Non-operating income was comprised of the following components for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Interest income	$34	$49	$123	$209
Interest expense	(885)	(1,505)	(3,899)	(4,516)
Net interest expense	(851)	(1,456)	(3,776)	(4,307)
Investment income	3,852	5,606	14,621	9,091
Dividend income	605	1,017	1,615	2,750
Miscellaneous other income	25	163	293	287
Investment and other income	4,482	6,786	16,529	12,128
Non-operating income	$3,631	$5,330	$12,753	$7,821

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(10)Income Taxes
Calamos Investments is subject to certain income-based state taxes; therefore, income taxes reflect not only the portion attributed to CAM stockholders but also a portion of income taxes attributable to non-controlling interests.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
(in thousands)
Income tax provision	$1,870	$1,603	$5,278	$6,154
Income tax (provision) benefit attributable to non-controlling interest in Calamos Investments	(69)	10	(148)	(37)
Income tax provision attributable to CAM	1,801	1,613	5,130	6,117
Net income attributable to CAM	3,369	2,697	8,736	7,772
Income before taxes attributable to CAM	$5,170	$4,310	$13,866	$13,889
CAM’s effective income tax rate	34.8%	37.4%	37.0%	44.0%
As of December 31, 2013, the Company's total capital loss carryforward was $6.3 million, of which $5.8 million will expire in 2014 and $456,000 will expire in 2017, if not used before the expiration dates. As of September 30, 2014, the Company's valuation allowance on this deferred tax asset was $2.1 million.
The effective tax rate for the first nine months of 2013 includes the impact of an increase in the deferred tax valuation allowance of $900,000, to reduce our deferred income tax assets to an amount that is more likely than not to be realized. Excluding the deferred tax valuation allowance, our effective income tax rate would be 37.6% for the first nine months of 2013.
(11)Earnings Per Share
The following table reflects the calculation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2014	2013	2014	2013
Earnings per share – basic:
Earnings available to common shareholders	$3,369	$2,697	$8,736	$7,772
Weighted average shares outstanding	17,889	19,672	18,399	19,999
Earnings per share – basic	$0.19	$0.14	$0.47	$0.39
Earnings per share – diluted:
Earnings available to common shareholders	$3,369	$2,697	$8,736	$7,772
Weighted average shares outstanding	17,889	19,672	18,399	19,999
Dilutive impact of restricted stock units	893	716	759	601
Weighted average shares outstanding	18,782	20,388	19,158	20,600
Earnings per share – diluted	$0.18	$0.13	$0.46	$0.38
When dilutive, diluted shares outstanding are calculated (a) assuming that Calamos Interests exchanged all of their ownership interest in Calamos Investments and their CAM Class B common stock for shares of CAM’s Class A common stock (the "Exchange") and (b) including the effect of outstanding dilutive equity incentive compensation awards. As of September 30, 2014, and 2013, the impact of the Exchange was anti-dilutive and, therefore, excluded from the calculation of diluted earnings per share.
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
The following table shows the number of shares which were excluded from the computation of diluted earnings per share as they were anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Shares of Class A common stock issuable upon an Exchange of Calamos Interests’ ownership in Calamos Investments*	22,592,845	31,877,237	22,592,845	31,877,237
Stock options	1,912,621	2,101,568	1,912,621	2,101,568
Total	24,505,466	33,978,805	24,505,466	33,978,805
* Number of shares calculated with the value of Calamos Investments LLC determined by using the closing price of our shares as of September 30, 2014 ($11.27) and September 30, 2013 ($9.99) as well as assuming said closing prices fully reflect all of CAM's assets; including the application of a 12% discount rate to certain deferred tax assets at each of September 30, 2014 and 2013. The value of Calamos Investments is then multiplied by Calamos Interests' percentage ownership in Calamos Investments LLC, with the result divided by the applicable period-end closing price. See Note 2, Summary of Significant Accounting Policies - Principles of Consolidation, for a description of certain assets owned by CAM.
(12)Recently Issued Accounting Pronouncements
The Company has reviewed all newly issued accounting pronouncements that are applicable to its business and to the preparation of its consolidated financial statements, including those not yet required to be adopted. The Company does not believe any such pronouncements will have a material effect on the Company’s financial position or results of operations. Accounting guidance that will become effective in future years, with respect to the Company’s consolidated financial statements, is described below:
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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
We are a firm of 360 full-time associates that primarily provides investment advisory services to institutions and individuals, managing and servicing $24.5 billion and $26.6 billion in assets under management as of September 30, 2014 and 2013, respectively. Assets under management do not include assets under advisement of $729 million and $844 million as of September 30, 2014 and 2013, respectively, for which the Company provides model portfolio design and oversight.
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

We market our investment strategies to our clients through a variety of products designed to suit their investment needs. We currently categorize the portfolios that we manage within four investment product types captured in our funds and separate accounts. The following table lists our assets under management by product as of September 30, 2014 and 2013.

	September 30,
(in millions)	2014	2013
Funds
Open-end funds	$15,495	$15,679
Closed-end funds	6,314	6,019
Total funds	21,809	21,698
Separate Accounts
Institutional accounts	1,801	3,900
Managed accounts	904	1,020
Total separate accounts	2,705	4,920
Total assets under management	$24,514	$26,618
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
Operating Results
Third Quarter and Nine Months Ended September 30, 2014 Compared with Third Quarter and Nine Months Ended September 30, 2013
Assets Under Management
Assets under management were $24.5 billion and $26.6 billion as of September 30, 2014 and 2013, respectively, and consisted of 89% funds and 11% separate accounts as of September 30, 2014, and 82% funds and 18% separate accounts as of September 30, 2013.

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
(in millions)	2014	2013	Amount	Percent	2014	2013	Amount	Percent
Open-end Funds
Beginning assets under management	$16,072	$15,151	$921	6%	$16,128	$17,829	$(1,701)	(10)%
Sales	1,542	1,041	501	48	3,702	3,284	418	13
Redemptions	(1,912)	(1,653)	(259)	16	(4,656)	(7,156)	2,500	(35)
Market appreciation (depreciation)	(207)	1,140	(1,347)	*	321	1,722	(1,401)	(81)
Ending assets under management	15,495	15,679	(184)	(1)	15,495	15,679	(184)	(1)
Average assets under management	15,854	15,516	338	2	15,901	16,363	(462)	(3)
Closed-end Funds
Beginning assets under management	6,511	5,828	683	12	6,266	5,500	766	14
Sales	6	—	6	—	58	308	(250)	(81)
Market appreciation (depreciation)	(203)	191	(394)	*	(10)	211	(221)	*
Ending assets under management	6,314	6,019	295	5	6,314	6,019	295	5
Average assets under management	6,437	5,969	468	8	6,353	5,824	529	9
Institutional Accounts
Beginning assets under management	2,195	3,823	(1,628)	(43)	3,081	5,191	(2,110)	(41)
Sales	17	67	(50)	(75)	174	267	(93)	(35)
Redemptions	(390)	(310)	(80)	26	(1,546)	(2,023)	477	(24)
Market appreciation (depreciation)	(21)	320	(341)	*	92	465	(373)	(80)
Ending assets under management	1,801	3,900	(2,099)	(54)	1,801	3,900	(2,099)	(54)
Average assets under management	2,080	3,887	(1,807)	(46)	2,447	4,352	(1,905)	(44)
Managed Accounts
Beginning assets under management	977	995	(18)	(2)	1,068	1,135	(67)	(6)
Sales	20	35	(15)	(43)	61	100	(39)	(39)
Redemptions	(83)	(73)	(10)	14	(239)	(336)	97	(29)
Market appreciation (depreciation)	(10)	63	(73)	*	14	121	(107)	(88)
Ending assets under management	904	1,020	(116)	(11)	904	1,020	(116)	(11)
Average assets under management	929	1,009	(80)	(8)	994	1,077	(83)	(8)
Total Assets Under Management
Beginning assets under management	25,755	25,797	(42)	—	26,543	29,655	(3,112)	(10)
Sales	1,585	1,143	442	39	3,995	3,959	36	1
Redemptions	(2,385)	(2,036)	(349)	17	(6,441)	(9,515)	3,074	(32)
Market appreciation (depreciation)	(441)	1,714	(2,155)	*	417	2,519	(2,102)	(83)
Ending assets under management	$24,514	$26,618	$(2,104)	(8)	$24,514	$26,618	$(2,104)	(8)
Average assets under management	$25,300	$26,381	$(1,081)	(4)%	$25,695	$27,616	$(1,921)	(7)%
________________
* Not meaningful
Fund inflows in the third quarter and first nine months of 2014 were primarily due to sales in our alternative, U.S. growth, and global growth strategies(1), but were not sufficient to overcome the aggregate outflows sustained from redemptions in our U.S. growth, alternative, and global growth strategies. Net redemptions in our funds were $364 million in the third quarter of 2014, compared with net redemptions of $612 million in the third quarter of 2013. Depreciation of $410 million in the third quarter of 2014 was $1.7 billion less than market appreciation of $1.3 billion in the third quarter of 2013. Net redemptions of $896 million for the first nine months of 2014 represent a favorable change of $2.7 billion from redemptions of $3.6 billion for the first nine months of 2013. Market appreciation in all of our funds totaled $311 million in the first nine months of 2014, and $1.9 billion in the first nine months of 2013.
Separate accounts, which represent accounts we manage for both institutions and individuals, combined net redemptions were $436 million in the third quarter of 2014, compared with $281 million in the third quarter of 2013. Institutional net redemptions of $373 million were driven primarily from U.S. growth and global growth strategies and were $130 million less than net redemptions of $243 million in the third quarter of 2013. Managed account net redemptions were $63 million, compared with net redemptions of $38 million in the third quarter of 2013. Separate account combined depreciation in the third quarter of 2014 was $31 million, compared with appreciation of $383 million in the third quarter of 2013.
Separate account net redemptions in the first nine months of 2014 were $1.6 billion, with institutional account net redemptions of $1.4 billion and managed account net redemptions of $178 million. This represents a favorable change compared with net redemptions of $2.0 billion in the first nine months of 2013, with institutional account net redemptions of $1.8 billion and managed account net redemptions of $236 million. Separate account combined appreciation was $106 million in the first nine months of 2014, compared with $586 million in the first nine months of 2013.

(1)	Prior period assets by strategy have been reclassified.
Financial Overview

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2014	2013	Amount	Percent	2014	2013	Amount	Percent
(in thousands, except margin)
Operating income	$15,853	$15,424	$429	3%	$46,563	$55,943	$(9,380)	(17)%
Operating margin	25.0%	23.7%	1.3%	5%	24.4%	27.6%	(3.2)%	(12)%
Net income attributable to Calamos Asset Management, Inc.	$3,369	$2,697	$672	25%	$8,736	$7,772	$964	12%
Operating income for the third quarter of 2014 of $15.9 million increased by $429,000, or 3%, from the third quarter of 2013. Operating margin for the third quarter of 2014 increased to 25.0% from 23.7% for the third quarter of 2013. The increase in both operating income and operating margin in the third quarter of 2014 was attributable to operating expenses that decreased more than revenues. Operating income for the first nine months of 2014 decreased by 17% to $46.6 million from $55.9 million for the same period a year ago. Operating margin was 24.4% for the first nine months of 2014, a decline from 27.6% for the first nine months of 2013. The decrease in both operating income and operating margin in the first nine months of 2014 was primarily due to the decrease in investment management fees.
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
The following table summarizes the net distribution fee margin for the third quarter and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
(in thousands)
Distribution and underwriting fees	$12,438	$13,024	$38,069	$40,730
Distribution expenses	(12,164)	(12,913)	(37,122)	(40,085)
Net distribution fees	$274	$111	$947	$645
Net distribution fee margin	2%	1%	2%	2%
Net distribution fee margin varies by share class because each share class has different distribution and underwriting activities, which are described in our 2013 Annual Report on Form 10-K. Distribution fee revenues and the majority of distribution expenses vary with average open-end fund assets, while deferred sales commissions included in distribution expenses are typically amortized on a straight-line basis.

Revenues
Total revenues decreased by $1.4 million, or 2%, to $63.5 million for the third quarter of 2014 from $65.0 million for the third quarter of 2013. Total revenues decreased by $12.1 million, or 6%, to $190.5 million for the first nine months of 2014, from $202.6 million for the first nine months of 2013. The decrease was primarily due to lower investment management fees.

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
(in thousands)	2014	2013	Amount	Percent	2014	2013	Amount	Percent
Investment management fees	$50,418	$51,289	$(871)	(2)%	$150,393	$159,886	$(9,493)	(6)%
Distribution and underwriting fees	12,438	13,024	(586)	(4)%	38,069	40,730	(2,661)	(7)%
Other	676	652	24	4%	2,005	1,992	13	1%
Total revenues	$63,532	$64,965	$(1,433)	(2)%	$190,467	$202,608	$(12,141)	(6)%
Investment management fees decreased by 2% in the third quarter of 2014 compared with the third quarter of 2013, which was primarily due to a $1.1 billion, or 4%, decrease in average assets under management for the same periods. Investment management fees from open-end funds increased by 3% to $30.8 million for the third quarter of 2014, from $29.9 million for the third quarter of 2013, driven by a 2% increase in average open-end fund assets. Investment management fees from our closed-end funds increased by 8% to $14.8 million for the third quarter of 2014, from $13.7 million for the third quarter of 2013, due to an 8% increase in average closed-end fund assets. Investment management fees from our separately managed accounts decreased by 40% to $4.2 million for the third quarter of 2014, from $7.0 million for the third quarter of 2013, due to a 39% decrease in average separately managed accounts assets under management. Investment management fees that we earned as a percentage of average assets under management were 0.78% for the third quarter of 2014, compared with 0.76% for the third quarter of 2013. Investment management fees from assets under advisement for which we provide model portfolio design and oversight were $581,000 for the third quarter of 2014, compared with $638,000 for the third quarter of 2013. Investment management fees that we earned as a percentage of assets under advisement for the third quarter of 2014 and 2013 were 0.30%.
Investment management fees decreased by 6% in the first nine months of 2014, compared with the first nine months of 2013, which was primarily due to a $1.9 billion, or 7%, decrease in average assets under management for the same periods. Investment management fees from open-end funds decreased by 4% to $90.9 million for the first nine months of 2014, from $94.8 million for the first nine months of 2013, driven by a 3% decrease in average open-end fund assets. Investment management fees from our closed-end funds increased by 9% to $43.5 million for the first nine months of 2014, from $39.8 million for the first nine months of 2013, due to a 9% increase in average closed-end fund assets. Investment management fees from our separately managed accounts decreased by 39% to $14.2 million for the first nine months of 2014, from $23.3 million for the first nine months of 2013, due to a 37% decrease in average separately managed accounts assets under management. Investment management fees that we earned as a percentage of average assets under management were 0.77% for the first nine months of 2014, compared with 0.76% for the first nine months of 2013. Investment management fees from assets under advisement for which we provide model portfolio design and oversight were $1.8 million for the first nine months of 2014, compared with $2.0 million for the first nine months of 2013. Investment management fees that we earned as a percentage of assets under advisement for the first nine months of 2014 and 2013 were 0.30%.
Distribution and underwriting fees decreased by 4%, or $586,000 to $12.4 million for the third quarter of 2014. Distribution and underwriting fees decreased by 7%, or $2.7 million to $38.1 million for the first nine months of 2014, compared with the first nine months of 2013. The decreases were primarily due to a shift in open-end fund assets from Class A, B and C shares to Class I shares. More open-end fund investors are choosing to compensate their financial advisors through fee-based models, increasing the demand for and a shift towards our Class I shares. Because we do not collect distribution fees from Class I shares, our distribution revenue has decreased with this shift in assets. For the third quarter of 2014, average open-end fund assets increased by 2% across most share classes compared with the third quarter of 2013. For the first nine months of 2014, average open-end fund assets decreased by 3% across most share classes compared with the first nine months of 2013. The decrease in average open-end fund assets when compared with the prior year is largely due to net redemptions in our U.S. growth and global growth strategies.
Operating Expenses
Operating expenses decreased by $1.9 million and $2.8 million for the third quarter and first nine months of 2014, respectively, from the third quarter and first nine months of 2013. For the third quarter of 2014, decreases in employee compensation and benefits expenses, distribution expenses, and marketing and sales promotion expenses were partially offset by an increase in general and administrative expenses. For the first nine months of 2014, decreases in distribution expenses and employee compensation and benefits expenses were partially offset by increases in general and administrative expenses and marketing and sales promotion expenses.

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
(in thousands)	2014	2013	Amount	Percent	2014	2013	Amount	Percent
Employee compensation and benefits	$21,738	$23,508	$(1,770)	(8)%	$65,464	$67,453	$(1,989)	(3)%
Distribution expenses	12,164	12,913	(749)	(6)%	37,122	40,085	(2,963)	(7)%
Marketing and sales promotion	3,897	4,208	(311)	(7)%	12,268	11,536	732	6%
General and administrative	9,880	8,912	968	11%	29,050	27,591	1,459	5%
Total operating expenses	$47,679	$49,541	$(1,862)	(4)%	$143,904	$146,665	$(2,761)	(2)%
Employee compensation and benefits expenses decreased by $1.8 million and $2.0 million for the third quarter and first nine months of 2014, respectively, when compared with the third quarter and first nine months of 2013. The decrease in the third quarter of 2014 was primarily due to the impact of the departure of a senior executive in the third quarter of 2013, a decrease in incentive compensation expenses, partially offset by an increase in equity compensation and base salaries and related benefits. The decrease in the first nine months of 2014 was primarily due to the impact of the departure of a senior executive in the third quarter of 2013, decreases in equity and incentive compensation expenses, partially offset by an increase in base salaries and related benefits. The increase in equity compensation expenses in the third quarter of 2014 was primarily the result of the reversal of inception-to-date expense on terminated associates in the prior year quarter. The decrease in equity compensation expenses in the first nine months of 2014 was primarily the result of the reversal of inception-to-date expense on terminated associates. Salary expenses increased in the third quarter and first nine months of 2014 primarily due to increases in the number of associates we employ on our investment team. The decreases in incentive compensation expenses for both periods were primarily a result of lower investment performance.

Distribution expenses decreased by $749,000 and $3.0 million for the third quarter and first nine months of 2014, respectively, when compared with the third quarter and first nine months of 2013. The decreases were primarily due to a shift of average open-end fund assets to Class I shares which do not result in distribution expenses.
Marketing and sales promotion expenses decreased by $311,000 for the third quarter of 2014, when compared with the third quarter of 2013, largely the result of a decrease in waived fund expenses which limit the annual ordinary operating expenses of each fund. Marketing and sales promotion expenses increased by $732,000 for the first nine months of 2014, when compared with the first nine months of 2013, primarily due to a fee rate increase for distribution intermediaries, partially offset by a decrease in waived fund expenses which limit the annual ordinary operating expenses of each fund.
General and administrative expenses increased by $968,000 and $1.5 million for the third quarter and first nine months of 2014, respectively, when compared with the third quarter and first nine months of 2013. The increase in expenses during the third quarter of 2014 was primarily due to higher professional services and travel and entertainment expenses. The increase for the first nine months of 2014 was primarily due to higher professional services, travel and entertainment and occupancy-related expenses.
Non-Operating Activities, Net of Redeemable Non-controlling Interest in Partnership Investments
Non-operating income, net of redeemable non-controlling interest in partnership investments increased by $1.4 million and $5.0 million for the third quarter and first nine months of 2014, respectively, when compared with the third quarter and first nine months of 2013. The increase in the third quarter of 2014 was driven by an increase in realized gains from tax harvesting activities and equity option contracts offset with unrealized losses on partnership investments when compared with the third quarter of 2013. The increase in the first nine months of 2014 was due to an increase in investment income of $5.5 million when compared with the first nine months of 2013. The increase in investment income was mainly due to an increase in realized gains generated from tax harvesting activities and an other-than-temporary impairment charge of $4.4 million recorded in the second quarter of 2013 on certain available-for-sale securities with unrealized losses held in the investment portfolio.
The following table summarizes our non-operating activities, net of redeemable non-controlling interest in partnership investments for the third quarter and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2014	2013	Change	2014	2013	Change
Interest income	$34	$49	$(15)	$123	$209	$(86)
Interest expense	(885)	(1,505)	620	(3,899)	(4,516)	617
Net interest expense	(851)	(1,456)	605	(3,776)	(4,307)	531
Investment income	3,852	5,606	(1,754)	14,621	9,091	5,530
Dividend income	605	1,017	(412)	1,615	2,750	(1,135)
Miscellaneous other income	25	163	(138)	293	287	6
Investment and other income	4,482	6,786	(2,304)	16,529	12,128	4,401
Non-operating income, GAAP basis	3,631	5,330	(1,699)	12,753	7,821	4,932
Net (income) loss attributable to redeemable non-controlling interest in partnership investments	1,691	(1,454)	3,145	(1,553)	(1,579)	26
Non-operating income, net of redeemable non-controlling interest in partnership investments, non-GAAP basis (1)	$5,322	$3,876	$1,446	$11,200	$6,242	$4,958

(1)
Non-operating income, net of redeemable non-controlling interest in partnership investments is a non-GAAP financial measure. Management believes this measure provides comparability of this information among reporting periods and is an effective measure for reviewing the Company’s non-operating contribution to its results.

The following table provides a summary of the returns that we generated from our corporate investment portfolio. This table combines the investment and dividend income as reported in our consolidated statement of operations with the change in fair value of our investment securities that are recorded in accumulated other comprehensive income, a component of equity, for the third quarter and nine months ended September 30, 2014:

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
(in thousands)	Non-Operating Income, net	Change in Accumulated Other Comprehensive Income	Total	Non-Operating Income, net	Change in Accumulated Other Comprehensive Income	Total
Funds and common stock	$5,445	$(15,072)	$(9,627)	$11,146	$(10,028)	$1,118
Partnership investments	(3,411)	—	(3,411)	1,657	—	1,657
Equity option contracts	1,818	—	1,818	1,818	—	1,818
Investment income	3,852	(15,072)	(11,220)	14,621	(10,028)	4,593
Dividend income	605		605	1,615		1,615
Redeemable non-controlling interest in partnership investments	1,691		1,691	(1,553)		(1,553)
Investment portfolio results	$6,148		$(8,924)	$14,683		$4,655
Less: Non-controlling interest in Calamos Investments LLC		10,929			7,034
Deferred income taxes		1,533			1,108
Change in accumulated other comprehensive income		$(2,610)			$(1,886)
Our investment portfolio lost $8.9 million, or 2.4%, and returned $4.7 million, or 1.2%, in the third quarter and first nine months of 2014, respectively. The loss in the third quarter of 2014 was due to higher unrealized losses from investment securities partially offset by realized gains from tax harvesting activities and equity option contracts in the corporate investment portfolio. The increase in the first nine months of 2014 primarily reflected higher realized gains from tax harvesting activities and equity option contracts partially offset by unrealized losses from investment securities in the corporate investment portfolio.
Income Tax Provision
Calamos Investments LLC (“Calamos Investments”) is subject to certain income-based state taxes; therefore, income taxes reflect not only the portion attributed to us but also income taxes attributable to non-controlling interests. CAM's effective income tax rate for the third quarter and first nine months of 2014 was approximately 34.8% and 37.0%, respectively, compared with 37.4% and 44.0% for the third quarter and first nine months of 2013.
The effective tax rates for the first nine months of 2013, include the impact of an increase in the deferred tax valuation allowance of $900,000, to reduce CAM's deferred income tax assets to an amount that is more likely than not to be realized. Excluding the deferred tax valuation allowance, CAM's effective income tax rate would be 37.6% for the first nine months of 2013.
As of September 30, 2014, the deferred tax asset related to the capital loss carryforwards that expire in 2014 was $2.1 million and the Company's valuation allowance on this deferred tax asset was $2.1 million. The ultimate realization of this deferred tax asset is dependent upon the generation of sufficient capital gains prior to the expiration.
Net income
Net income attributable to CAM was $3.4 million and $8.7 million for the third quarter and first nine months of 2014, respectively, compared with $2.7 million and $7.8 million for the third quarter and first nine months of 2013. Non-GAAP net income attributable to CAM was $4.3 million and $12.5 million for the third quarter and first nine months of 2014, respectively, compared with $4.1 million and $13.7 million for the third quarter and first nine months of 2013. See "Supplemental Non-GAAP Financial Measures" below for descriptions of non-GAAP financial measures and a reconciliation of non-GAAP financial measures to GAAP financial measures.
Supplemental Non-GAAP Financial Measures
We provide investors with certain adjusted, non-GAAP financial measures including non-GAAP net income attributable to CAM and non-GAAP diluted earnings per share. These non-GAAP financial measures are provided to supplement the consolidated financial statements presented on a GAAP basis. These non-GAAP financial measures adjust GAAP financial measures to include the tax benefit from the amortization of deferred taxes on intangible assets, and to exclude the increase in deferred tax valuation allowance and CAM’s non-operating income, net of taxes. We believe these adjustments are appropriate to enhance an overall understanding of our operating financial performance, as well as to facilitate comparisons with our historical earnings results. These adjustments to our GAAP results are made with the intent of providing investors a more complete understanding of our underlying earnings results and trends and our marketplace performance. In addition, these non-GAAP financial measures are among the primary indicators management uses as a basis of managing our business.
The presentation of this additional information is not meant to be considered in isolation or as a substitute for the directly comparable financial measures prepared in accordance with GAAP. Investors should review the reconciliations of the non-GAAP financial measures to their most directly comparable GAAP financial measures as provided in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
(in thousands, except per share data)
GAAP net income attributable to CAM	$3,369	$2,697	$8,736	$7,772
Adjustments:
Deferred tax amortization on intangible assets	1,979	1,979	5,937	5,937
Increase in deferred tax valuation allowance	—	—	—	900
Non-operating income, net of taxes	(1,039)	(542)	(2,218)	(872)
Non-GAAP net income attributable to CAM	$4,309	$4,134	$12,455	$13,737
Diluted - Weighted average shares outstanding	18,781,856	20,387,651	19,158,720	20,599,821
Diluted earnings per share	$0.18	$0.13	$0.46	$0.38
Non-GAAP diluted earnings per share	$0.23	$0.20	$0.65	$0.67
Non-GAAP net income attributable to CAM is calculated by adjusting the following items from GAAP net income attributable to CAM:

(i)	amortization of deferred taxes on intangible assets associated with the election under section 754 of the Internal Revenue Code of 1986, as amended (Section 754 election);

(ii)	increase in deferred tax valuation allowance; and

(iii)	non-operating income, net of taxes.
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
Liquidity and Capital Resources
We manage our liquidity position to ensure adequate resources are available to fund ongoing operations of the business, provide seed capital for new funds, provide conservative levels of capital for the Company’s regulated subsidiaries, and invest in other corporate strategic initiatives. Our principal sources of liquidity are cash flows from operating activities and our corporate investment portfolio, which is comprised of cash and cash equivalents, investment securities, derivatives and partnership investments. Investment securities are principally comprised of Company-sponsored funds. In addition, the individual securities held within our partnership investments are typically highly liquid. Borrowings by Calamos Investments have also been a source of liquidity.
Our working capital requirements historically have been met through cash generated by operations. We believe cash generated from operations and financing activities will be sufficient over the foreseeable future to meet our working capital requirements and liquidity needs with respect to the foregoing activities, as well as to support future growth.
The following table summarizes our principal sources of liquidity as of September 30, 2014 and December 31, 2013:

(in thousands)	September 30, 2014	December 31, 2013	Increase (Decrease)
Cash and cash equivalents	$73,740	$39,078	$34,662
Investment securities	287,657	472,241	(184,584)
Partnership investments, net of redeemable non-controlling interests	56,441	26,496	29,945
Total corporate investment portfolio	$417,838	$537,815	$(119,977)
Calamos Investments is the borrower of our $46.0 million in long-term debt. Calamos Investments was in compliance with all financial covenants as of September 30, 2014 and December 31, 2013.
On July 15, 2014, Calamos Investments repaid at maturity $46.2 million of senior notes outstanding. The notes were repaid out of cash on hand and the proceeds from a $25.0 million short term, interest-bearing loan from CAM. Calamos Investments repaid the loan from CAM subsequent to September 30, 2014.
The following is a summary of covenant compliance as of September 30, 2014 with the terms and covenants having the same meanings set forth under our amended note purchase agreements:

Covenant	September 30, 2014
EBITDA/interest expense - not less than 3.0	14.09
Debt/EBITDA - not more than 2.75	0.91
Investment coverage ratio - not less than 1.175	4.84
Net worth - not less than $160 million	$273.1 million

The following table summarizes key data relating to our liquidity and capital resources:

(in thousands)	September 30, 2014	December 31, 2013
Statements of financial condition data:
Cash and cash equivalents	$73,740	$39,078
Receivables	19,521	22,112
Investment securities	287,657	472,241
Partnership investments, net of redeemable non-controlling interests	56,441	26,496
Deferred tax assets, net	40,626	46,740
Long-term debt, including current portion	45,955	92,115
The deferred tax assets above include an annual reduction of $7.9 million in future income taxes owed by us through 2019. This reduction results from our election under Section 754 of the Internal Revenue Code, whereby we stepped up the tax basis in certain intangible assets to their fair market value. These assets are amortized over fifteen years on CAM’s tax return. As a result, this cash savings will accrue solely for the benefit of the Company.
Cash flows for the first nine months ended September 30, 2014 and 2013 are shown below.

	September 30,
(in thousands)	2014	2013
Cash flow data:
Net cash provided by operating activities	$50,187	$60,874
Net cash provided by (used in) investing activities	153,240	(30,824)
Net cash used in financing activities	(168,765)	(65,264)
Net cash provided by operating activities totaled $50.2 million for the nine months ended September 30, 2014. These net cash flows are primarily attributable to investment management and distribution and underwriting fees generated by core business activities, partially offset by staff, distribution, and other operating expenses.
Net cash provided by investing activities totaled $153.2 million for the nine months ended September 30, 2014. The net cash provided by investing activities primarily represents net cash inflows as a result of proceeds from sales of investments of $222.9 million partially offset by cash outflows of $65.6 million of seed capital to help expand our product offering.
Net cash used in financing activities totaled $168.8 million for the nine months ended September 30, 2014, largely represents pro rata equity and income tax distributions paid by Calamos Investments to our non-controlling interests of $93.6 million. Net cash used in financing activities was also due to Calamos Investments' repayment of long-term debt of $46.2 million, repurchase of $21.6 million in Class A common stock as a result of our stock repurchase program, and cash dividends paid to common stockholders of $7.4 million. Finally, we expect cash flows from financing activities to change with tax distributions based on the levels of income that we generate.
Recently Issued Accounting Pronouncements
The Company has reviewed all newly issued accounting pronouncements that are applicable to its business and to the preparation of its consolidated financial statements, including those not yet required to be adopted. The Company does not believe any such pronouncements will have a material effect on the Company’s financial position or results of operations. Accounting guidance that will become effective in future years, with respect to the Company’s consolidated financial statements, is described below:
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

Critical Accounting Policies and Estimates
Our significant accounting policies are summarized in note 2 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013. A complete discussion of critical accounting policies is included in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2013. There were no significant changes in our significant accounting policies or critical accounting policies during the nine months ended September 30, 2014.
Other Information - Market Capitalization
Calamos Investments LLC (“Calamos Investments”) is owned (a) 22.2% by Calamos Asset Management, Inc. (“CAM”), and (b) 77.8% by Calamos Family Partners, Inc. and John P. Calamos, Sr. (the “Calamos Interests”). As of September 30, 2014, CAM holds two groups of assets: (1) CAM’s 22.2% ownership interest in Calamos Investments and (2) primarily cash and cash equivalents, investment securities, income tax receivables, net deferred tax assets, and a loan receivable from Calamos Investments. CAM presents the entire operations of Calamos Investments with its own in the consolidated financial statements. Calamos Interests’ 77.8% ownership in Calamos Investments is presented as a non-controlling interest in the consolidated financial statements. Prior to March 1, 2009, we added approximately 77 million shares to the Class A common shares outstanding so our number of fully diluted shares would reflect Calamos Interests’ ownership in Calamos Investments. The resulting share count of approximately 97 million provided a reasonable proxy for the number of shares used in determining the market capitalization of the fully consolidated company.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
An analysis of our market risk was included in our Annual Report on Form 10-K for the year ended December 31, 2013. There were no material changes to the Company’s market risk during the nine months ended September 30, 2014.
Item 4. Controls and Procedures
Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2014, and has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
There were no changes in the Company’s internal control over financial reporting that occurred during the third quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

CALAMOS ASSET MANAGEMENT, INC.
(Registrant)

Date:	November 6, 2014	By: /s/ Nimish S. Bhatt
Name: Nimish S. Bhatt
Title: Senior Vice President and Chief Financial Officer