Form 10-K
period 2014-12-31
Calamos Asset Management, Inc. /DE/
filed 2015-03-13
CIK 1299033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
The aggregate market value of common stock held by non-affiliates (assuming that all directors and executive officers are affiliates) on June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was $241.4 million.
At February 27, 2015, there were 20,529,330 shares of Class A common stock and 100 shares of Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III - Portions of the definitive proxy statement for our Annual Meeting of Shareholders on or about June 2, 2015, as specifically described herein.

PART I
ITEM 1. BUSINESS
Unless the context otherwise requires, references to “we,” “us,” “our,” “our Company,” and “the Company” refer to Calamos Asset Management, Inc. (“CAM”), a Delaware corporation incorporated on July 23, 2004, and its consolidated subsidiaries, including Calamos Investments LLC (“Calamos Investments”) and the operating company subsidiaries of Calamos Investments.
“Calamos Advisors” refers to Calamos Advisors LLC, a Delaware limited liability company, an investment advisor registered with the U.S. Securities and Exchange Commission (“SEC”) and wholly owned subsidiary of Calamos Investments. Calamos Advisors acts as an investment advisor in managing our separate accounts, open-end and closed-end funds, as well as an exchange traded fund ("ETF");
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
“Calamos Financial Services” refers to Calamos Financial Services LLC, a Delaware limited liability company and broker-dealer registered under the Securities Exchange Act of 1934, as amended, and a wholly owned subsidiary of Calamos Investments. Calamos Financial Services acts as the primary distributor of our family of open-end funds; and
“Calamos Interests” refers to Calamos Family Partners and John P. Calamos, Sr., our Chairman of the Board, Chief Executive Officer and Global Co-Chief Investment Officer. Mr. Calamos also holds the controlling interest in Calamos Family Partners.
The other wholly owned subsidiaries of Calamos Investments are Calamos Wealth Management LLC (“Calamos Wealth Management”), a Delaware limited liability company and registered investment advisor that provides wealth management services, including asset allocation and investment advisory services to high net worth individuals, family offices and private foundations, and Calamos Investments LLP, an indirect majority-owned subsidiary of Calamos Investments, a registered investment advisor with the Financial Conduct Authority (“FCA”) in the United Kingdom and distributor of the offshore funds and Company’s products globally.
Assets under management and other financial data presented in this report with respect to the open-end funds that we manage include the Calamos Growth and Income Portfolio, which is a portfolio of the Calamos Advisors Trust, a registered open-end investment company. However, references to the term “open-end funds” in this report do not otherwise include this portfolio. References to “funds” in this report refer to both open-end and closed-end funds, our actively managed exchange traded fund ("ETF"), as well as offshore funds. Assets under management do not include assets under advisement for which we provide model portfolio design and oversight.

Overview
Calamos Asset Management, Inc. is the sole manager of Calamos Investments LLC, which owns and manages our operating companies. For more than 35 years, we have provided investment advisory services to institutions and individuals, with $23.5 billion in assets under management as of December 31, 2014. Throughout our history, we have based our investment philosophy on the belief that the key to consistent, long-term success is achieving an optimal balance between enhancing return and managing risk. We have consistently applied our investment philosophy and proprietary processes centered on risk management across a range of U.S. and global investment strategies. The graphic below illustrates our organizational and ownership structure as of December 31, 2014:

(1)	Represents combined economic interest of Calamos Family Partners, Inc. and John P. Calamos, Sr. who is also a member of Calamos Investments LLC.

(2)
Represents combined economic interest of all public stockholders, including John P. Calamos, Sr. and John P. Calamos, Jr.’s combined 17.03% ownership interest of Class A common stock. The calculation of ownership interest includes options and restricted stock units ("RSUs") that vest within 60 days, as well as CFP’s indirect ownership interest in Class A common stock purchased by Calamos Investments LLC, pursuant to the Company’s share repurchase plan.

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
As more fully described under the caption "Investment Strategies" of Item 1. Business, our strategies include U.S. growth, global growth, value, convertible, alternative, fixed income/high yield, and multi-strategy (closed-end funds). We believe a disciplined adherence to our investment philosophy has enabled us to deliver strong risk-adjusted returns in many of our strategies over multiple market cycles.
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
We believe our long-term investment performance, broad range of investment strategies, diverse product offerings and emphasis on sales and client service efforts have allowed us to help our clients create wealth over full market cycles. Ours is a culture of innovation, global perspective, and clear alignment with our clients’ interests. Over the decades, we have consistently demonstrated strength in developing strategies that capitalize on the opportunities of the changing investment landscape.
While we continued to see a reduction in assets under management in 2014, driven primarily by net outflows from investment strategies that have experienced performance challenges, net outflows have slowed compared with the prior year. Net outflows were primarily attributable to our U.S. growth and global growth strategies. Across our products, we have carefully assessed performance issues and believe that we have made and will continue to make adjustments appropriate for current market conditions. Our investment team is finding new opportunities in various sectors and asset classes globally, including the alternative and convertible markets. We remain focused on delivering sustained investment performance for our clients across multiple time periods. In 2014, we launched the Calamos Hedged Equity Income Fund, the Calamos Global Convertible Fund, and the Calamos Focus Growth ETF. These new products continue to build our product breadth to meet the evolving investment needs of our clients, which we believe will help to attract new investors in 2015 and beyond.
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

We are committed to making strategic enhancements to our investment platform and our investment team to better serve our clients. The number of investment professionals at the end of 2014 was 74, following an increase in the number of co-portfolio managers and sector heads in 2013. These enhancements to our investment platform and our investment team are part of the long-term strategy we began fulfilling in 2012 with the addition of specialized portfolio management teams for several strategies and the hiring of Gary D. Black as Executive Vice President and Global Co-Chief Investment Officer. This structure supports our strategic efforts by providing clients with the specialized expertise that the evolving global markets increasingly demand. Selectively expanding our capabilities by adding investment professionals ensures that we do not dilute the resources we dedicate to existing strategies.
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
Selectively Expand Our Investment Strategies
Since the introduction of our first convertible strategy in 1977, we have strategically expanded our product offerings. Each expansion has leveraged our core competencies in investment research and portfolio management. We will continue to expand our investment strategies selectively in areas where we determine we can achieve attractive risk-adjusted returns over the long term. In 2014, we launched the Calamos Hedged Equity Income Fund, the Calamos Global Convertible Fund, and the Calamos Focus Growth ETF. Through such strategic expansion efforts, we believe we can enhance our ability to increase assets under management and revenues.
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
Mr. Calamos, Mr. Black, and other members of our investment team are recognized internationally as investment experts, and often discuss their investment insights with respected industry media outlets including the Wall Street Journal, Barron's, IPE, Citywire, Ignites, FundFire, ETF Trends, CNBC, Bloomberg, and Fox Business, among others in 2014. John P. Calamos, Sr. has also written two books on investments in convertible securities.
We raise brand awareness through strategic sponsorships, including taking a leadership role at multiple industry and financial services conferences. In 2014, we were a participating sponsor of the Milken Institute Global Conference in California and the Milken London Summit. Mr. Calamos participated in panel discussions at these conferences. The Company participated in numerous trade shows and other industry activities in 2014, including the Capital Link Closed-End Fund Forum in New York City, the Schwab Impact Conference in Denver, Colorado, and the IPE Awards in Vienna, Austria.

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
Investment Management
A dedication to client service extends across our organization and guides the day-to-day decision making within our Company. Accordingly, our investment management team is guided, above all else, by the long-term interests of our clients. Our global investment platform has evolved from a single integrated team to multiple teams with a diverse range of expertise. The investment team includes 74 investment professionals as of December 31, 2014, organized into specialized teams. Having distinct teams ensures that investment professionals are able to concentrate on their core areas of responsibility to best serve our clients. This multi-team structure allows us to add investment talent and teams with other specializations, without compromising the interests of clients in other strategies.
The Investment Committee operates as a team and consists of our Global Co-Chief Investment Officers, John P. Calamos, Sr. and Gary D. Black, who lead the Committee, and a select group of senior investment professionals. Membership of the Investment Committee may be modified to ensure we adapt to dynamic economic, capital market and investment environments as well as incorporate diverse views into our investment process. Portfolio holdings are reviewed and trading activity is discussed on a regular basis by team members.
The Calamos Investment Committee performs the following functions:
• establishment of top-down global macroeconomic views;
• discussion of sector, thematic and geographic positioning across strategies;
• oversight of risk management across strategies;
• monitoring and evaluation of investment performance; as well as the
• evaluation and recommendation of enhancements to the investment process.
Our investment professionals are focused on portfolio management, research, trading, portfolio administration and developing analytical models. The investment organization is led by our Global Co-Chief Investment Officers. Our Global Co-Chief Investment Officers, Co-Heads of Research, Co-Portfolio Managers and Sector Heads are supported by and lead a team of investment professionals whose valuable contributions create a synergy of expertise that can be applied across many different investment strategies.
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
In 2014, as part of our ongoing efforts to expand our distribution opportunities and client base, we have maintained our focus on the institutional market and retirement platform opportunities, and worked to increase the number of intermediaries that distribute Calamos products globally.
Intermediary
In 2014, our intermediary business experienced net outflows, primarily related to performance challenges in certain of our U.S.-based funds. However, we continued to see interest in our alternative strategies and convertible funds. As these products continue to mature, we expect that they can provide ongoing opportunities for this channel. Increasing the visibility of our international, global and emerging market products remains an important focus of our efforts in 2015.
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
Client accounts held at our top ten financial intermediaries represented 50% of our assets under management as of December 31, 2014.
Institutional
In 2014, the institutional channel experienced net outflows. Similar to our intermediary business, performance challenges in global growth and U.S. growth strategies slowed asset growth. We continued to advance our retention and sales efforts in the institutional channel. In particular, we believe our suite of international, global and emerging market strategies are well-positioned for growth, given their long-term investment performance and market demand. We have been encouraged by the interest shown by non-U.S. clients in our investment strategies and we intend to maintain a focus on non-U.S. opportunities.

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
In 2015, our focus continues to be on building the brand globally in the intermediary and institutional business channels, including efforts to increase and seek investment mandates through large distributors, investment consultants and institutional clients, such as sovereign wealth funds, in Europe, Canada, Asia, Australia, Latin America, and the Middle East. We believe that our global strategies are positioned to capitalize on opportunities we see in select non-U.S. markets.
Investment Strategies
The following table describes our investment strategies and corresponding assets under management at December 31, 2014:

STRATEGY (in millions)
U.S. Growth	$7,460	Strategies that seek capital appreciation by investing primarily in the equities of U.S. companies of various market capitalizations we believe offer the best potential for growth.
Value	133	Strategies that invest in the equities of small, midsize and large U.S. companies we believe are undervalued according to certain financial measurements of their intrinsic values.
Global Growth	2,840	Strategies that seek capital appreciation by investing primarily in the equities of global companies of various market capitalizations we believe offer the best potential for growth.
Convertible	2,238	Strategies that invest primarily in convertible securities of U.S. and non-U.S. companies that are diversified across market sector and credit quality.
Fixed Income/High Yield	267
Strategies that invest in the U.S. investment-grade bond market, international and high yield securities, U.S. Government Agency obligations and repurchase agreements collateralized by U.S. Government Agency obligations.

Alternative	4,357	Strategies that invest in non-traditional strategies, including long/short, market neutral and convertible arbitrage, among others.
Multi-Strategy (Closed-end Funds)	6,211
Closed-end strategies, both U.S. and global, are enhanced fixed income, seeking total return through capital appreciation and current income by investing in a diversified portfolio of convertible securities and high yield corporate bonds. Other closed-end strategies, both U.S. and global, seek total return through a combination of capital appreciation and current income by investing primarily in a diversified portfolio of equities, convertible securities and high yield corporate bonds.

Total	$23,506

Investment Products
We market our investment strategies to our clients through a variety of products designed to suit their individual investment needs. We currently offer four types of investment products that fall into the categories of funds and separate accounts.
Funds
Funds include our open-end and closed-end funds, which are commingled investment vehicles registered under the Investment Company Act of 1940, as amended, (“Investment Company Act”) as well as our offshore funds. We include the offshore funds and the actively managed ETF in open-end funds for reporting purposes.
Open-End Funds
As of December 31, 2014, we had $14.8 billion in our open-end funds, representing approximately 63% of our assets under management. Open-end funds are continually offered and are not listed on an exchange. Open-end funds issue new shares for purchase and redeem shares from shareholders who sell. The share price for sales and redemptions of open-end funds is determined by each fund’s net asset value, which is calculated at the end of each business day.
We introduced our first open-end fund, the Calamos Convertible Fund, in 1985. We have since expanded our open-end fund products and services to invest in securities worldwide and to include U.S. growth, global growth, alternative and fixed income strategies that we believe offer attractive risk-adjusted return potential. In recent years, much of our expansion efforts have been focused on providing investors with enhanced access to global opportunities. We have introduced global and emerging market-oriented funds for U.S. investors. And as previously mentioned, in 2007, we established Calamos Global Funds, an Ireland-domiciled UCITS.
We believe that to serve the best interests of investors in our funds, it may be necessary to limit purchases in certain strategies, or even to close certain strategies as circumstances warrant. We evaluate these decisions on an ongoing basis, considering market conditions and our view of the macroeconomic environment, among other factors.
As of year-end 2014, we were the investment advisor to 20 open-end funds and five offshore funds offered to customers primarily through financial intermediaries. We expect to continue to expand and develop the investment strategies offered in our open-end fund products as we see opportunities and seek to meet investor demand.
Calamos Advisors manages the strategies of each of the open-end funds with the goal of achieving higher returns than their respective benchmarks over the long term. Some of the funds also aim to achieve a reduced risk profile, as well. To do so, our investment team focuses on maintaining each strategy’s distinct balance between risk and return throughout the full course of the market cycle.

Open-end Funds
(in millions)	Assets Under Management at December 31, 2014	Year of Inception
U.S.-Domiciled Funds
U.S. Growth
Growth Fund	$3,324	1990
Growth and Income Fund	2,965	1988
Focus Growth Fund	67	2003
Focus Growth ETF	27	2014
Discovery Growth Fund	47	2010
Mid Cap Growth Fund	47	2013
Value
Opportunistic Value Fund	91	2002
Dividend Growth Fund	34	2013
Global Growth
Global Growth and Income Fund	432	1996
International Growth Fund	684	2005
Global Equity Fund	207	2007
Evolving World Growth Fund	556	2008
Emerging Market Equity Fund	18	2013
Convertible
Convertible Fund	1,312	1985
Global Convertible Fund	5	2014
Fixed Income/High Yield
High Income Fund	134	1999
Total Return Bond Fund	90	2007
Alternative
Market Neutral Income Fund	4,190	1990
Long/Short Fund	126	2013
Hedged Equity Income Fund	10	2014

Offshore Funds
U.S. Growth
Growth Fund	46	2007
Global Growth
Global Equity Fund	82	2007
Global Convertible Opportunities Fund	162	2007
Emerging Markets Fund	122	2011
Fixed Income/High Yield
Global High Income Fund	12	2012
Total	$14,790
Closed-End Funds
As of December 31, 2014, we had $6.2 billion in our closed-end funds, representing approximately 26% of our assets under management. Closed-end funds typically sell a finite number of shares to investors through underwritten public offerings, unlike open-end funds, which continually offer new shares to investors. After the public offerings, investors buy and sell those shares to other investors through an exchange or broker-dealer market. Occasionally, second offerings are made with closed-end funds, in which they are sold at the market rate. We do not receive commissions or distribution fees on second offerings.

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

Closed-end Funds
(in millions)	Assets Under Management at December 31, 2014	Year of Inception
Multi-Strategy (Closed-end Funds)
Enhanced Fixed Income
Convertible Opportunities and Income Fund	$1,257	2002
Convertible and High Income Fund	1,386	2003
Global Dynamic Income Fund	788	2007
Total Return
Strategic Total Return Fund	2,614	2004
Global Total Return Fund	166	2005
Total	$6,211
Separate Accounts
Separate accounts are individual portfolios of securities managed to meet clients’ unique needs and include institutional accounts and managed accounts.
Institutional Accounts
As of December 31, 2014, we had $1.6 billion in our institutional accounts, representing approximately 7% of our assets under management. Institutional accounts are separately managed accounts for certain investors, such as corporate pension funds, public funds, endowment funds and not-for-profit institutions, offered through consultants, broker-dealer intermediaries and directly by us. A qualified investment trust and two limited partnerships, that we manage, are also included in the institutional accounts designation. We have approximately 110 institutional accounts, from direct client as well as sub-advisory relationships.
We received our first institutional account mandate in 1981 for a pension fund account. Since initially offering convertible investment strategies to institutions, we have broadened our mandates to include a variety of investment strategies in other asset classes, such as growth and high yield, and we see considerable opportunity for our global and non-U.S. growth strategies.
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

Institutional Accounts*
(in millions)	Assets Under Management at December 31, 2014
U.S. Growth	$605
Global Growth	558
Convertible	346
Fixed Income/High Yield	31
Alternative	31
Value	5
Total	$1,576

*Institutional accounts do not include assets serviced through our open-end or closed-end funds.
Managed Accounts
As of December 31, 2014, we had $929 million in our managed accounts, representing approximately 4% of our assets under management. Our approximately 1,600 managed accounts are individual portfolios of securities offered primarily through 13 national and regional broker-dealer platforms. We first introduced managed accounts through a broker-dealer sponsored platform in 1989. Since initially offering convertible investment strategies to our managed account customers, we have broadened our mandates to include U.S. growth, global growth, and value investment strategies.

Managed Accounts*
(in millions)	Assets Under Management at December 31, 2014
U.S. Growth	$332
Global Growth	19
Convertible	575
Value	3
Total	$929
*Managed accounts do not include assets serviced through our open-end or closed-end funds.
Assets under management do not include assets under advisement of $733 million as of December 31, 2014 for which we provide model portfolio design and oversight.
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
Technology and Intellectual Property
We consider technology to be a competitive advantage in our investment process. Our investment approach demands tailored outputs for all aspects of the investment process, including risk management, security analysis and trade processing. As a result, our use of in-house developed and third-party technology and software enables customization of systems across our Company. Our quantitative investment tools, including our proprietary Calamos Corporate System, continue to be enhanced by our research development team. Our internal investment-related systems are geared to the principles that guide our investment process, allowing for a more seamless integration of security analysis, trade processing, accounting and portfolio administration of our approximately 1,750 accounts at December 31, 2014. In other areas of our business, where competitive advantages do not exist, such as trade order processing and portfolio accounting, we look to leverage third-party applications or service providers for cost efficiency.
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
CAM is not an investment company; however, the funds that Calamos Advisors manages are registered with the SEC under the Investment Company Act. The Investment Company Act imposes additional obligations, including detailed operational requirements for both the funds and their respective investment advisors. Moreover, an investment advisor’s contract with a registered fund may be terminated by the board of directors or shareholder of the fund on not more than 60 days’ notice, and is subject to annual renewal by the fund’s board of directors after an initial two-year term. The failure of Calamos Advisors and Calamos Wealth Management to comply with the requirements of the SEC or the registered funds advised by Calamos Advisors to be in compliance with the requirements of the SEC could have a material adverse effect on us.
We are also subject to the federal and state laws affecting corporate governance, including the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and rules promulgated by the SEC. Further, CAM is subject to the rules of NASDAQ, including the corporate governance listing standards approved by the SEC.

The Commodity Futures Trading Commission has adopted certain amendments to its rules that would limit the ability of funds to use commodities, futures, swaps, and other derivatives without additional registration. If our use of these products on behalf of clients increase so as to require registration, we would be subject to additional regulatory requirements and costs associated with registration.
Calamos Financial Services is a broker-dealer registered with the SEC and a member of the Financial Industry Regulatory Authority (“FINRA”) and the Securities Investor Protection Corporation. As a registered broker-dealer and FINRA member, Calamos Financial Services is subject to the applicable requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), SEC regulations and FINRA regulations, as well as examination by the SEC’s and FINRA’s staff. The SEC’s and FINRA’s regulatory requirements cover all aspects of its business, including sales practices, minimum net capital requirements, recordkeeping, compensation and disclosure, and the conduct of directors, officers and employees. Violation of applicable regulations can result in the revocation of broker-dealer licenses, the imposition of censure or fines and the suspension or expulsion of a firm, its officers or employees. Although, the federal securities laws prohibit states from imposing substantive requirements on broker-dealers that exceed those under federal law, states are not precluded from imposing registration requirements on broker-dealers that operate within their jurisdiction or from sanctioning these broker-dealers and their employees for engaging in misconduct.
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
Foreign Corrupt Practices Act
The Foreign Corrupt Practices Act prohibits U.S. companies, citizens and residents from bribing or offering to bribe foreign officials for the purpose of retaining a business benefit or other improper advantage and also requires these companies to devise a system of internal controls to meet certain recordkeeping standards. Any violations of these requirements would negatively impact our business.
Privacy
Many aspects of our business are subject to comprehensive legal requirements by a multitude of different functional regulators concerning the use and protection of personal information, including client and employee information. This includes rules adopted pursuant to the Gramm-Leach-Bliley Act, the Fair and Accurate Credit Transactions Act, an ever increasing number of state laws, and EU data protection legislation as domestically implemented in the respective EU member states.
USA Patriot Act
The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act, commonly referred to as the USA Patriot Act, was enacted in October 2001 in the wake of the September 11th terrorist attacks. The USA Patriot Act broadened existing anti-money laundering legislation and the extraterritorial jurisdiction of the United States substantially.

New Developments
Potential impacts of current or proposed legal or regulatory requirements include, without limitation, the following:

•
The Federal Reserve Board has adopted final regulations related to non-bank Systemically Important Financial Institutions (“SIFIs”), and other jurisdictions are contemplating similar regulation. It has been suggested that large mutual funds, should be designated as SIFIs. We do not believe that mutual funds should be deemed SIFIs. Further, we do not believe SIFI designation was intended for traditional asset management businesses. If, however, any Calamos fund or Calamos affiliate is deemed a SIFI, increased regulatory oversight would apply, which may include enhanced capital, liquidity, leverage, stress testing, resolution planning, and risk management requirements.

•
There has been increased global regulatory focus on the manner in which intermediaries are paid for distribution of mutual funds. Changes to longstanding market practices related to fees or enhanced disclosure requirements may negatively impact sales of mutual funds by intermediaries, especially if such requirements are not applied to other investment products.

•
The U.S. Department of Labor and SEC are considering changes to definitions and rules related to fiduciaries. Depending on their nature, these changes may impact our ability to service clients or engage in certain distribution or other business activities.

•
Global regulations on OTC derivatives are evolving, including new and proposed regulations under The Dodd-Frank Wall Street Reform and Consumer Protection Act and European Market Infrastructure Regulation relating to central clearing counterparties, trade reporting, and repositories. There remains uncertainty related to various requirements under these regulations and the exact manner in which they will impact current trading strategies for our clients.

•
The revised Markets in Financial Instruments Directive (MiFID II Directive) and Regulation (MiFIR) (together “MiFID II”) will apply across the European Union (EU) and member states of the European Economic Area from January 3, 2017. Implementation of MiFID II will significantly impact both the structure and operation of EU financial markets. Some of the main changes introduced under MiFID II include applying enhanced disclosure requirements, further conduct of business requirements, enhancing governance requirements, broadening the scope of pre and post trade transparency, increasing transaction reporting requirements, and changes to the regulation of trading venues. Compliance with MiFID II will increase our costs.

Employees
As of December 31, 2014 and 2013, we had 363 and 361 full-time employees, respectively.
SEC Filings
Our SEC filings are available free of charge through the Investor Relations section on our website www.calamos.com/Investors. We encourage our readers to view our SEC filings as well as other important information, including corporate governance documents, press releases, investor presentations, assets under management reports and other documents, on our website. The information on our website is not a part of this Annual Report on Form 10-K.
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
Open-end fund investors may redeem their investments in those funds at any time without prior notice. In a declining stock market, the pace of open-end fund redemptions could accelerate. As we experienced with some of our domestic equity strategies in 2014 and 2013, poor performance relative to other asset management firms tends to, and did for 2014 and 2013, result in decreased purchases and increased redemptions of open-end funds. The redemption of investments in open-end funds managed by Calamos Advisors may adversely affect our revenues, which are substantially dependent upon the assets under management in our open-end funds.
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
Our ownership structure is not uniformly understood within the financial community, including by current and potential investors and clients. Our market capitalization is often listed by reporting agents based only on outstanding common shares, which only reflects 22.2% of the ownership of our business and does not give consideration to the Calamos Interests ownership in Calamos Investments. As of December 31, 2014, the Calamos Interests owned approximately 77.8% of Calamos Investments as well as all of our Class B common stock. The total consolidated market capitalization of the business, therefore, is often significantly understated. Potential misperceptions by investors and potential clients, as well as financial firms publishing stock market indices and proxy advisory firms, each of which considers the market capitalization of companies in making investment decisions, determining the composition of stock market indices, and making voting recommendations, as applicable, as to the value of our business may result in a negative effect on our stock price.
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
As of December 31, 2014, the Calamos Interests owned approximately 77.8% of Calamos Investments and all of our Class B common stock, representing more than 97.4% of the combined voting power of all classes of our voting stock. Pursuant to the terms of our second amended and restated certificate of incorporation, Calamos Family Partners, Inc. retains a majority of the combined voting power of our common stock until its ownership interest in Calamos Investments falls below 15%, at which time all outstanding shares of our Class B common stock automatically will convert into shares of our Class A common stock. Accordingly, as long as Calamos Family Partners, Inc. maintains the requisite ownership interests in Calamos Investments (including through ownership of our common stock), it will continue to have the ability to elect all of the members of our board of directors and thereby control our management and affairs, including determinations with respect to acquisitions, dispositions, borrowings, issuances of common stock or other securities, and the declaration and payment of dividends on our common stock. In addition, it will continue to be able to determine the outcome of all matters requiring stockholder approval on a combined class vote basis, and will continue to be able to cause or prevent a change of control of our Company or a change in the composition of our board of directors. The concentration of ownership could deprive Class A stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company and might ultimately negatively affect the market price of our Class A common stock.
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
Under our Second Amended and Restated Certificate of Incorporation, the number of shares of our Class A common stock issuable to the Calamos Interests upon an exchange of any or all of their interests in Calamos Investments will be determined by reference to a fair value of our shares and assets, as determined by a majority of the independent directors of our Board. This Board valuation of our shares may be different from a value based on the closing price of our shares if, for example, it is determined that the closing share price does not fully reflect the value of the assets other than our interest in Calamos Investments (the "Other Assets"). Therefore, the number of shares of our Class A common stock issuable in such an exchange will involve subjective estimates and judgments based on prevailing facts and circumstances. The maximum number of Class A common stock that could be issued to the Calamos Interests upon exchange was approximately 71.9 million shares as of December 31, 2014, which was based on our outstanding share count and percentage ownership in Calamos Investments at year end. Specifically, the number of our outstanding shares was divided by our percentage ownership in Calamos Investments, and then the result was multiplied by Calamos Interests' percentage ownership in Calamos Investments. As a general matter if the closing price of our shares is deemed to fully reflect the value of our Other Assets, this would result in fewer shares issuable upon an exchange, and vice versa.
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
The relative performance of our investment strategies, and consequently our Morningstar and Lipper ratings, are critical in retaining existing clients as well as attracting new clients. The performance of our investment strategies can fluctuate for a number of reasons, including general market conditions and our investment decisions. If our strategies and ratings do not meet our clients’ and the market’s expectations, which was the case for some of our domestic equity strategies in 2014 and 2013, we could, and did for 2014 and 2013, suffer a decline in assets under management and therefore in our earnings. In contrast, when our strategies and ratings experience strong results relative to the market, benchmark indices, competitors' products, or other asset classes, clients’ allocations to our strategies may increase relative to their other investments and we could suffer withdrawals as our clients rebalance their investments to fit their asset allocation preferences.
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
As of December 31, 2014, a majority of our assets under management were attributable to accounts that we accessed through third-party intermediaries. These intermediaries generally may terminate their relationships with us on short notice. While we continue to diversify and add new distribution channels for open-end funds and managed accounts, and a significant portion of the growth in our assets under management in recent years has been accessed through intermediaries, there has been a consolidation of and elimination of some financial service companies in recent years. The loss of any of the distribution channels afforded by these intermediaries, and the inability to access clients through new distribution channels could decrease our assets under management and adversely affect our results of operations and growth potential.
We derive a substantial portion of our revenues from a limited number of our products.
As of December 31, 2014, 18%, 14% and 13% of our assets under management were concentrated in three Calamos sponsored funds, (Calamos Growth Fund, Calamos Growth and Income Fund, and Calamos Market Neutral Fund, respectively), and 14%, 18% and 14% of our total revenues were attributable to those funds. As a result, our operating results are particularly exposed to the performance of those funds and our ability to minimize redemptions from and maintain assets under management in those funds. If a significant amount of investments are withdrawn from those funds for any reason, our revenues would decline and our operating results would be adversely affected. Further, given the size and prominence of those funds within our Company, any adverse performance of those funds may also indirectly affect the net sales and redemptions in our other products, which in turn may negatively affect our operating results.
We are dependent on Calamos Investments to distribute cash to us in amounts sufficient to pay our tax liabilities and other expenses.
Our ownership in Calamos Investments is our primary asset and we have limited independent means of generating revenues. Calamos Investments is treated as a partnership for U.S. federal income tax purposes and, as such, is not itself subject to U.S. federal income tax. Instead, its taxable income is allocated on a pro rata basis to its members. Accordingly, we incur income taxes on our proportionate share of any net taxable income of Calamos Investments, and also incur expenses related to our operations. As the sole manager, we caused and in the future intend to cause Calamos Investments to distribute cash to its members to the extent necessary to cover their tax liabilities, if any. If Calamos Investments is unable to provide funds for such taxes or for any other purpose, it could have a material adverse effect on our business, financial condition or results of operations.
We intend to pay regular dividends to our stockholders, but our ability to do so is subject to the discretion of our board of directors and may be limited by our holding company structure, financial condition, and any applicable laws.
To date, we have paid a cash dividend each quarter and intend to continue to pay dividends on a quarterly basis. However, in the past we have reduced our dividend due to the effect of market conditions on our business. Our board of directors has and in the future may, in its discretion, increase or decrease the level of dividends. Further, our board of directors has discretion to discontinue the payment of dividends entirely. The ability of Calamos Investments to make distributions is subject to its: operating results, cash requirements, financial condition, and compliance with covenants and financial ratios related to existing or future indebtedness, as well as any applicable laws. If, as a consequence of these various limitations and restrictions, we are unable to generate sufficient distributions from our business, we may need to reduce or eliminate the payment of dividends on our shares.
The inability for Calamos Investments to maintain compliance with its financial covenants could have a material adverse effect on our Company.
Calamos Investments currently has $46.0 million of aggregate principal amount of senior unsecured notes outstanding. Note purchase agreements between Calamos Investments and its note holders govern the terms of the unsecured notes. Under these agreements, Calamos Investments must maintain certain consolidated net worth, leverage and interest coverage ratios. The note purchase agreements also contain other covenants that, among other provisions, restrict the ability of Calamos Investments’ subsidiaries to incur debt and restrict the ability of Calamos Investments or its subsidiaries to make distributions, create liens and to merge or to consolidate, or sell or convey all or substantially all of Calamos Investments' assets. The inability of Calamos Investments to maintain compliance with any of its financial covenants could lead to an event of default and result in various remedies to the note holders including the acceleration of all the notes outstanding and the payment of a make whole amount. In such an event, our liquidity and results from operations would be materially and adversely impacted.
Significant changes in market conditions and the economy may require a modification to our business plan.
Our revenues are primarily driven by assets under management, and declines in the financial markets will directly and negatively affect our investment advisory fee revenues as well as our non-operating income and net income. As such, significant changes in market conditions and the economy may require a modification to our business plan. Modification to our business plan may include: the elimination of product offerings, programs or efforts; realignment of sales and marketing resources to adapt to changing market demand and the changing competitive landscape; and the implementation of expense control measures, inclusive of staff reductions, to streamline our infrastructure and reduce capital expenditures. Independent of market conditions, we also may modify our business plan, which may not be successful, affecting our revenues and net income.

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
All of our technology systems may be vulnerable to disability or failures due to cyber-attacks such as hacking or viruses, natural disasters, power failures, acts of war or terrorism, and other causes. Some of our software is licensed from and supported by outside vendors upon whom we rely to prevent operating system failure. A suspension or termination of these licenses or the related support, upgrades and maintenance could cause system delays or interruption. Also, our back office operations have been outsourced to third-party service providers who rely on technology systems as well. If these service providers or any of these systems fail, we would be unable to fulfill critical business functions, which could lead to a loss of customers and harm to our reputation. Technological breakdowns could also interfere with our ability to comply with financial reporting and other regulatory requirements, exposing us to disciplinary action and to liability to our customers.
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
Our operational systems and networks are subject to evolving cybersecurity or other technological risks, which could result in the disclosure of confidential client information, loss of our proprietary information, damage to our reputation, additional costs to us, regulatory penalties and other adverse impacts.
Our business is reliant upon internal and third party technology systems and networks to process, transmit and store information, including sensitive client and proprietary information, and to conduct many of our business activities and transactions with our clients, advisors, vendors and other third parties. Maintaining the integrity of these systems and networks is critical to the success of our business operations, including the retention of our advisors and clients, and to the protection of our proprietary information and our clients’ personal information. To date, we have not experienced any material breaches of or interference with our systems and networks, however, we routinely encounter and address such threats. Our experiences with or preparation for cybersecurity and technology threats have included phishing scams, introductions of malware, attempts at electronic break-ins, and unauthorized payment requests. Any such breaches or interference that may occur in the future could have a material adverse impact on our business, financial condition or results of operations.
We are subject to international, federal and state regulations, and in some cases contractual obligations, that require us to establish and maintain policies and procedures designed to protect sensitive client, employee, contractor and vendor information. We have implemented and maintain security measures designed to protect against breaches of security and other interference with our systems and networks resulting from attacks by third parties, including hackers, and from employee or advisor error or malfeasance. We also require third-party vendors, who in the provision of services to us are provided with or process information pertaining to our business or our clients, to meet certain information security standards. Changes in our client base, the mix of assets under management or administration and business model or technology platform changes, such as an evolution to accommodate mobile computing, virtual interface and multi-device functionality may also require corresponding changes in our systems, networks and data security measures. In addition, the increasing reliance on technology systems and networks and the occurrence and potential adverse impact of attacks on such systems and networks, both generally and in the financial services industry, have enhanced government and regulatory scrutiny of the measures taken by companies to protect against cyber-security threats. As these threats, and government and regulatory oversight of associated risks, continue to evolve, we may be required to expend additional resources to enhance or expand upon the security measures we currently maintain.
Despite the measures we have taken and may in the future take to address and mitigate cybersecurity and technology risks, we cannot assure that our systems and networks will not be subject to breaches or interference. Any such event may result in operational disruptions as well as unauthorized access to or the disclosure or loss of our proprietary information or our clients’ personal information, which in turn may result in legal claims, regulatory scrutiny and liability, reputational damage, the incurrence of costs to eliminate or mitigate further exposure, the loss of clients or advisors or other damage to our business. In addition, the trend toward broad consumer and general public notification of such incidents could exacerbate the harm to our business, financial condition or results of operations. Even if we successfully protect our technology infrastructure and the confidentiality of sensitive data, we may incur significant expenses in connection with our responses to any such attacks as well as the adoption and maintenance of appropriate security measures. We could also suffer harm to our business and reputation if attempted security breaches are broadly publicized. We cannot be certain that advances in criminal capabilities, discovery of new vulnerabilities, attempts to exploit vulnerabilities in our systems, data thefts, physical system or network break-ins or inappropriate access, or other developments will not compromise or breach the technology or other security measures protecting the networks and systems used in connection with our business.
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
We may sell additional shares of Class A common stock in subsequent public offerings or issue convertible debt securities. The Calamos Interests own approximately 77.8% of Calamos Investments as of December 31, 2014, and can exchange all or portions of their ownership interests in Calamos Investments for shares of our Class A common stock. Subject to certain selling restrictions, the Calamos Interests could sell any or all of those shares in a registered public offering pursuant to a registration rights agreement. We cannot predict the size of future issuances of our Class A common stock or the effect, if any, on the market price of our Class A common stock. Sales or distributions of substantial amounts of our Class A common stock (including shares issued in connection with an acquisition), or the perception that such sales could occur, may cause the market price of our Class A common stock to decline.
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
In addition to civil litigation and arbitration, we are subject to regulatory inquiries and examinations which could result in substantial penalties and awards against us if the outcome is adverse. (See Part I, Item 3., Legal Proceedings, of this Annual Report on Form 10-K.) These types of proceedings have increased since the financial crisis of 2008 in the financial services industry and this trend of increased regulatory actions is expected to continue in the near future. We maintain insurance coverage in amounts and terms we believe appropriate for such matters although we cannot be certain that there will be adequate coverage, if at all; nor can we be certain that coverage will always be available. Finally, insurance premiums may rise for substantially the same coverage amounts and terms which will result in higher expenses and reduce our net income.
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
We are subject to income taxes as well as non-income based taxes in both the United States and the United Kingdom. As such, we are subject to ongoing tax audits and the tax authorities may disagree with certain positions taken and assess additional taxes. We regularly evaluate the likely outcomes of these audits in order to determine the appropriateness of our tax provision and the related valuations of our deferred income tax assets. However, there can be no guarantee that we will accurately predict the outcomes of these audits which could have a material adverse impact on our net income, financial condition or liquidity. Changes in tax laws or tax rulings could materially impact our effective tax rate and the related valuations of our deferred income tax assets. Calamos Investments made an election under section 754 of the Internal Revenue Code of 1986, as amended (a “section 754 election”). As a result of the section 754 election, Calamos Investments increased our Company’s proportionate share of the tax basis of the assets of Calamos Investments to reflect the purchase price paid by our Company for its interest in Calamos Investments. The Internal Revenue Service completed its audit of Calamos Investments for its 2004 through 2006 tax years and 2008 through 2012 tax years. These audits and the respective tax years were closed with respect to the Company without an adjustment to the 754 election.
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
ITEM 3. LEGAL PROCEEDINGS
Calamos Advisors has been named as a defendant in a complaint captioned Chill v. Calamos Advisors LLC, et al., which was filed in the United States District Court for the Southern District of New York on February 11, 2015 (the “Complaint”). The Complaint, which was filed by two shareholders of an open-end investment company advised by Calamos Advisors, also names as a defendant Calamos Financial Services (Calamos and Calamos Financial Services are referred to as the “Defendants”). The Complaint alleges that Calamos Advisors breached its fiduciary duty under Section 36(b) of the 1940 Act with respect to its receipt of advisory fees paid by the open-end investment company, and that both Defendants breached fiduciary duties under Section 36(b) with respect to distribution and servicing fees paid by the open-end investment company. The Complaint requests relief in the form of (i) a declaration that the Defendants violated Section 36(b) of the 1940 Act, (ii) permanently enjoining the Defendants from further violating Section 36(b), (iii) awarding compensatory damages, including repayment of excessive investment advisory fees and distribution fees, (iv) rescinding such open-end investment company’s investment management agreement and distribution plan and (v) awarding reasonable costs from the Complaint. The Defendants believe that the Complaint is without merit, and intend to defend themselves vigorously against the allegations.
In the normal course of business, we are periodically involved in various legal proceedings and other regulatory matters. Currently, management does not believe that any such litigation or matters would have a material effect on our consolidated financial position or results of operations.
ITEM 4. MINE SAFETY DISCLOSURE
Not Applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Class A common stock ($0.01 par value) trades on the NASDAQ Global Select Market under the symbol “CLMS”. There is no public market for our Class B common stock ($0.01 par value).
The high and low trade price information for Class A common stock and dividends per share for each class of common stock for 2014 and 2013 were:

	Market Price Range				Cash Dividends per Share
	2014		2013		2014	2013
	High	Low	High	Low
First Quarter	$13.69	$10.67	$12.26	$9.59	$0.125	$0.125
Second Quarter	$13.63	$11.84	$11.92	$10.25	$0.125	$0.125
Third Quarter	$13.90	$11.26	$11.17	$9.87	$0.15	$0.125
Fourth Quarter	$14.44	$11.15	$11.99	$9.46	$0.15	$0.125
On February 27, 2015, there were approximately 62 holders of record of our outstanding Class A common stock and one holder of record of our outstanding Class B common stock. Shares of our Class A common stock are primarily held in “street name” through various brokers.
Calamos Asset Management, Inc. expects to declare and pay quarterly cash dividends during 2015. The Company paid a regular quarterly dividend of $0.15 per share on February 23, 2015 to shareholders of record on February 9, 2015.
Issuer Purchases of Equity Securities
Calamos Investments completed a share repurchase program of 3 million shares of the Company's outstanding Class A Common Stock for a total cost of $34.8 million on June 13, 2014. On November 13, 2014, the Company announced a repurchase of up to an additional 3 million shares of the Company's outstanding Class A Common Stock. All of the common stock purchased under the share repurchase program was purchased by Calamos Investments and not directly for the individual, personal accounts of John P. Calamos, Sr. The following table summarizes information with respect to purchases made by or on behalf of the Company of shares of its common stock for the quarter ended December 31, 2014.

	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May be Purchased Under the Plans or Programs
December 1 - December 31, 2014	70,059	$12.54	70,059	2,929,941
Equity Compensation Plan Information
The following table summarizes information as of December 31, 2014, relating to equity compensation plans of the Company pursuant to which shares of our Class A common stock are authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders:
Stock options	1,429,167	$11.69	N/A	(1)
Restricted stock units	2,567,565	—	N/A	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	3,996,732	$9.04	4,012,487	(1)

(1)
A combined total of 10,000,000 shares of Calamos Asset Management, Inc.’s Class A common stock may be issued under its incentive compensation plan. For the years ended December 31, 2014, 2013 and 2012, 294,686 shares, 310,080 shares and 259,258 shares, respectively, were converted.

The following graph compares the percentage change in cumulative shareholder return on our Company’s common stock with the Standard & Poor’s 500 Index and SNL Asset Manager Index since December 31, 2009 (assuming a $100 investment on December 31, 2009, and the reinvestment of any dividends).

Performance Graph

Total Return Performance
225
200
175
150
125
100
75
Index Value
Calamos Asset Management, Inc.
SNL Asset Manager
S&P 500
12/31/09
12/31/10
12/31/11
12/31/12
12/31/13
12/31/14

	Period Ending
Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Calamos Asset Management, Inc.	100.00	124.58	114.45	100.39	117.97	138.79
SNL Asset Manager[1]	100.00	115.11	99.56	127.74	196.30	207.09
S&P 500	100.00	115.06	117.49	136.30	180.44	205.14

(1)	The SNL asset manager index is comprised of the securities of 41 publicly traded asset management companies.
Other Information - Market Capitalization
Calamos Investments is owned (a) 22.2% by CAM, and (b) 77.8% by Calamos Interests. As of December 31, 2014, CAM holds two groups of assets: (1) CAM’s 22.2% ownership interest in Calamos Investments and (2) primarily cash and cash equivalents, investment securities, income tax receivables, net deferred tax assets, and a loan receivable from Calamos Investments. CAM presents the entire operations of Calamos Investments with its own in the consolidated financial statements. Calamos Interests’ 77.8% ownership in Calamos Investments is presented as a non-controlling interest in the consolidated financial statements. Prior to March 1, 2009, we added approximately 77 million shares to the Class A common shares outstanding to our fully diluted share count so that the total would reflect Calamos Interests’ ownership in Calamos Investments, which were convertible on a one-to-one basis into shares of Class A common stock. The resulting share count of approximately 97 million provided a reasonable proxy for the number of shares used in determining the market capitalization of the fully consolidated company.
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

	Year Ended December 31,
(in thousands, except share data)	2014	2013	2012	2011	2010
Income Statement Data:
Revenues
Investment management fees	$198,539	$212,398	$255,823	$266,553	$238,308
Distribution and underwriting fees	49,764	54,068	67,816	82,539	84,753
Other	2,659	2,664	3,037	3,229	2,978
Total revenues	250,962	269,130	326,676	352,321	326,039
Operating expenses
Employee compensation and benefits	86,054	85,551	82,154	80,160	75,292
Distribution expenses	48,432	53,082	65,027	75,510	75,699
Marketing and sales promotion	16,128	15,728	19,503	17,107	13,775
General and administrative	39,158	36,883	40,188	39,195	34,772
Total operating expenses	189,772	191,244	206,872	211,972	199,538
Operating income	61,190	77,886	119,804	140,349	126,501
Non-operating income	15,404	29,675	21,205	16,059	21,662
Income before income tax provision	76,594	107,561	141,009	156,408	148,163
Income tax provision	5,787	6,262	12,568	18,497	12,375
Net income	70,807	101,299	128,441	137,911	135,788
Net income attributable to non-controlling interest in Calamos Investments LLC	(54,336)	(80,169)	(108,813)	(122,501)	(115,788)
Net (income) loss attributable to redeemable non- controlling interest in partnership investments	(2,941)	(2,502)	(1,436)	460	(72)
Net income attributable to Calamos Asset Management, Inc.	$13,530	$18,628	$18,192	$15,870	$19,928
Earnings (loss) per share:
Basic	$0.74	$0.94	$0.89	$0.79	$1.00
Diluted (1)	$0.71	$0.92	$0.88	$0.77	$0.99
Weighted average shares outstanding
Basic	18,275,246	19,903,507	20,334,299	20,103,758	19,884,847
Diluted (1)	18,989,281	20,351,603	20,745,922	20,611,909	20,187,992
Cash dividends declared per share	$0.55	$0.50	$0.41	$0.38	$0.30

	As of December 31,
	2014	2013	2012	2011	2010
Balance Sheet Data (in thousands):
Cash and cash equivalents	$35,285	$39,078	$106,796	$102,166	$82,870
Investment securities	339,959	472,241	349,404	318,496	314,215
Partnership investments(2)	143,723	46,425	67,313	33,183	48,915
Total assets(2)	607,156	658,244	639,086	581,985	596,483
Liabilities of partnership investments(2)	10,117	12,378	6,485	127	7,237
Long-term debt, including current portion	45,955	92,115	92,115	92,115	125,000
Total liabilities(2)	109,070	159,762	157,237	154,191	193,091
Redeemable non-controlling interest in partnership investments	76,167	7,551	20,412	12,034	1,697
Calamos Asset Management, Inc. stockholders’ equity	204,937	208,056	197,643	186,592	183,016
Non-controlling interest in Calamos Investments LLC (Calamos Interests)	216,982	282,875	263,794	229,168	218,679
Total equity	421,919	490,931	461,437	415,760	401,695
Assets Under Management(3) (in millions):
Funds	21,001	22,394	23,329	25,045	27,352
Separate accounts	2,505	4,149	6,326	7,732	8,062
Total assets under management(3)	$23,506	$26,543	$29,655	$32,777	$35,414
___________________________________

(1)
Diluted shares outstanding are calculated (a) assuming the Calamos Interests exchanged all of their membership units in Calamos Investments LLC for shares of Calamos Asset Management, Inc.’s Class A common stock on a one-for-one basis and (b) including the effect of outstanding restricted stock unit and options awards. In 2009, the ownership structure was de-unitized and the exchange, described above, is now based on a fair value approach which results in the same or fewer shares of Class A common stock being issued at the time of exchange. The effects of the exchange are anti-dilutive and are therefore excluded from the calculation of diluted weighted average shares outstanding for 2010 through 2014.

(2)
For the year ended December 31, 2014, we changed the presentation of assets and liabilities of partnership investments from a net basis to a gross basis in the consolidated statements of financial condition. Amounts previously reported have been reclassified to conform to the current period's presentation.

(3)	Assets under management exclude assets under advisement for which we provide model portfolio design and oversight.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We provide investment advisory services to institutions and individuals, managing $23.5 billion in client assets as of December 31, 2014 through a variety of investment products designed to suit their investment needs. Assets under management do not include assets under advisement of $733 million and $834 million as of December 31, 2014 and December 31, 2013, respectively, for which the Company provides model portfolio design and oversight.

Assets Under Management
Our operating results fluctuate primarily due to changes in the total value and composition of our assets under management and with our ability to manage variable expenses. The following table details our assets under management, based on the four investment product types we offer in the funds and separate account categories, as of December 31, 2014, 2013 and 2012.

(in millions)	2014	2013	2012
Funds
Open-end funds	$14,790	$16,128	$17,829
Closed-end funds	6,211	6,266	5,500
Total funds	21,001	22,394	23,329
Separate Accounts
Institutional accounts	1,576	3,081	5,191
Managed accounts	929	1,068	1,135
Total separate accounts	2,505	4,149	6,326
Total assets under management	$23,506	$26,543	$29,655

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
Investment Products
Funds
Funds include our open-end and closed-end funds, which are commingled investment vehicles registered under the Investment Company Act of 1940, as amended, (“Investment Company Act”), our Dublin, Ireland-domiciled Calamos Global Funds PLC, also referred to as offshore funds, as well as our ETF.
Open-End Funds. Open-end funds are continually offered and are not listed on an exchange, except the ETF. Open-end funds issue new shares for sale and redeem shares from shareholders who sell. The share price for sales and redemptions of open-end funds is determined by each fund’s net asset value, which is calculated at the end of each business day. Assets in open-end funds vary as a result of both market appreciation and depreciation and the level of new sales or redemptions of shares of a fund. Investment management fees, including performance-based fees, are our principal source of revenue from open-end funds and are primarily derived from assets under management. We offer several share classes in each open-end fund to provide investors with alternatives to pay for commissions, distribution and service fees. Also included in open-end funds are the assets we manage for certain investment partnerships.
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
Investment Management Fees
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

Distribution and Underwriting Fees
Our revenues also are comprised of distribution and underwriting fees. Distribution and underwriting fees include (1) asset-based distribution and/or service fees received pursuant to Rule 12b-1 plans, (2) front-end sales charges and (3) contingent deferred sales charges. Asset-based distribution and/or service fees received pursuant to Rule 12b-1 plans, discussed below, are a significant component of distribution and underwriting fees. Distribution and underwriting fees may fluctuate based on a number of factors, including the following:

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
Other Revenues
Other revenues consist primarily of portfolio accounting fees, which are contractual payments calculated as a percentage of combined assets of the funds for financial accounting services, such as managing expenses and expense payment processing; monitoring the calculation of expense accrual amounts; calculating, tracking and reporting tax adjustments on all assets; and monitoring trustee deferred compensation plan accruals and valuations. The fees were calculated based on the average daily assets of the open-end and closed-end funds.
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
Other Operating Expenses
Other operating expenses include marketing and sales promotion expenses and general and administrative expenses. Marketing and sales promotion expenses generally vary based on the type and level of marketing, educational, sales or other programs in operation and include closed-end fund marketing costs and ongoing and one-time payments to broker-dealers. In addition, as the open-end funds that we manage grow in size, we become subject to supplemental compensation payments to third-party selling agents, which are a component of marketing and sales promotion expense. We expect supplemental compensation payments to fluctuate with changes in assets under management. In connection with closed-end funds, we make fee payments to certain underwriters for distribution, consulting and/or support services rendered during or after the offering period of each closed-end fund. These fees are based on contractual agreements with underwriting firms and may be paid over time based on the average daily net assets of such funds or at the close of the offering period based on the amount of assets raised during the offering.
General and administrative expenses primarily include occupancy-related costs, depreciation and professional and business services. These expenses generally fluctuate in relative proportion to the number of associates employed by us and the overall size and scale of our business operations.
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
The following table summarizes the net distribution fee margin for the years ended December 31, 2014, 2013 and 2012:

(in thousands)	2014	2013	2012
Distribution and underwriting fees	$49,764	$54,068	$67,816
Distribution expenses	(48,432)	(53,082)	(65,027)
Net distribution fees	$1,332	$986	$2,789
Net distribution fee margin	3%	2%	4%
The net distribution fee margin varies by share class so the mix of sales and assets by share class affects the overall net distribution fee margin. The change in the net distribution fee margin is primarily due to the rate of the decline in revenue in all share classes and contingent deferred sales charge revenues, compared with the decline in distribution expenses and amortization of deferred sales commissions.

Class A shares represented $5.6 billion of our U.S. clients’ assets under management as of December 31, 2014. These shares provide for a front-end sales charge at the time of investment. For the year ended December 31, 2014, we received Class A share fees of $16.5 million. For the same period, we made Class A share payments to selling firms of $16.0 million. Class B shares represented $77.1 million of our U.S. clients’ assets under management as of December 31, 2014. For the year ended December 31, 2014, we received Class B share fees of $1.1 million. For the same period, we made Class B share payments to selling firms of $324,000. Class C shares represented $2.9 billion of our U.S. clients’ assets under management as of December 31, 2014. For the year ended December 31, 2014, we received Class C share fees of $30.7 million. For the same period, we made Class C share payments to selling firms of $28.6 million.
Non-operating Income
Non-operating income primarily represents net investment gains and losses from a portion of our investment portfolio and from the limited partnerships that we consolidate. Capital gain distributions, dividends and net interest income or expense are also included in non-operating income.
Non-controlling Interest
Non-controlling Interest in Calamos Investments LLC
As sole manager of Calamos Investments, we consolidate the financial results of Calamos Investments with our own results. Outstanding shares of our Class A common stock represent 22.2% as of December 31, 2014 and 2013, and 22.1% as of December 31, 2012, of the ownership of Calamos Investments. We reflect Calamos Interests’ collective ownership in Calamos Investments of 77.8% as of December 31, 2014 and 2013, and 77.9% as of December 31, 2012, as a non-controlling interest in our consolidated statements of financial condition, operations and changes in stockholders’ equity.
Non-controlling interest in Calamos Investments is derived by multiplying the historical equity of Calamos Investments by Calamos Interests' collective ownership direct percentage for the periods presented. Issuances and repurchases by CAM of our Class A common stock may result in changes to CAM's ownership percentage and to the non-controlling interests’ ownership percentage of Calamos Investments. The corresponding changes in ownership are reflected in the consolidated statements of changes in equity.

Income is allocated to non-controlling interests based on the average ownership interest during the period in which the income is earned. As a result, our income before income tax provision, excluding Calamos Interests' non-controlling interest, includes 22.2% for the years ended December 31, 2014 and 2013, and 22.1% for the year ended December 31, 2012, of Calamos Investments’ net income. Income before income tax provision includes income on cash and cash equivalents and investment securities held solely by CAM during the same period. This investment income is not reduced by non-controlling interest; therefore, the resulting non-controlling interest as presented in the statement of operations differs slightly than their corresponding ownership percentage.
Redeemable Non-controlling Interest in Partnership Investments
Calamos Advisors, a subsidiary of Calamos Investments, was the general partner and controlled the operations of Calamos International Growth Fund LP and indirectly controlled the operations of Calamos Arista Strategic Fund LP, a U.S. feeder fund and Calamos Arista Strategic Fund Ltd, an offshore feeder fund both to Calamos Arista Strategic Master Fund LTD, a hedge fund in the Cayman Islands. Calamos Investments, through its wholly owned subsidiaries and affiliates, indirectly controls the operations of Calamos Global Opportunities Fund LP, for which it acquired a majority interest in the partnership during the second quarter of 2014. These partnerships are consolidated into our consolidated financial statements. The combined interests of these partnerships, not owned by us, are presented as redeemable non-controlling interest in partnership investments in temporary equity in our consolidated financial statements for the periods those partnerships were consolidated.
Calamos Arista Strategic Fund LP was liquidated on December 26, 2014. The partnership redemptions occurred in January 2015, therefore, the amount due to non-controlling interest related to this partnership investment is presented in liabilities of partnership investments in our consolidated statements of financial condition for the year ended December 31, 2014.
In December 2013, the limited partners of Calamos International Growth Fund LP redeemed all of their interests in the fund. As a result, we deconsolidated Calamos International Growth Fund LP and accounted for this partnership investment using the equity method as of December 31, 2013. Calamos International Growth Fund LP was dissolved on April 10, 2014.

Income Taxes
For the years ended December 31, 2014, 2013 and 2012, our effective tax rate was 29.3%, 25.0% and 41.1%, respectively. The December 31, 2014 effective tax rate includes the impact of a decrease in the deferred tax valuation allowance of $2.0 million as a result of capital gains realized in 2014 from the corporate investment portfolio that is attributable to CAM. A partial reversal of the deferred tax valuation allowance decreased our effective tax rate in 2014 by 10.4%. As of December 31, 2014, there was no valuation allowance. The ultimate realization of this deferred tax asset is dependent upon the generation of sufficient capital gains prior to the expiration of capital loss carryforwards in 2017. The December 31, 2013 effective tax rate included the impact of a net decrease in the deferred tax valuation allowance of $3.0 million as a result of capital gains realized in 2013 from the corporate investment portfolio that was attributable to CAM. The partial reversal of the deferred tax valuation allowance decreased our effective tax rate in 2013 by 12.2%. As of December 31, 2013, the balance in the valuation allowance totaled $2.1 million. The December 31, 2012 effective tax rate included the impact of an increase in the deferred tax valuation allowance of $1.9 million to reduce our deferred income tax assets to the amount that was more likely than not to be realized. The establishment of the deferred tax valuation allowance increased our effective tax rate in 2012 by 6.1%.

Operating Results
Year Ended December 31, 2014 Compared with Year Ended December 31, 2013
Assets Under Management
Assets under management decreased by $3.0 billion, or 11%, to $23.5 billion at December 31, 2014 from $26.5 billion at December 31, 2013. Average assets under management decreased by $2.1 billion, or 8%, to $25.3 billion for the year ended December 31, 2014 from $27.4 billion for the year ended December 31, 2013. As of December 31, 2014, assets under management consisted of 89% funds and 11% institutional and managed accounts. As of December 31, 2013, assets under management consisted of 84% funds and 16% institutional and managed accounts.

			Change
(in millions)	2014	2013	Amount	Percent
Open-end Funds
Beginning assets under management	$16,128	$17,829	$(1,701)	(10)%
Sales	4,729	4,769	(40)	(1)
Redemptions	(6,446)	(8,974)	2,528	28
Market appreciation	379	2,504	(2,125)	(85)
Ending assets under management	14,790	16,128	(1,338)	(8)
Average assets under management	15,721	16,256	(535)	(3)
Closed-end Funds
Beginning assets under management	6,266	5,500	766	14
Sales	64	308	(244)	(79)
Market appreciation (depreciation)	(119)	458	(577)	*
Ending assets under management	6,211	6,266	(55)	(1)
Average assets under management	6,332	5,909	423	7
Institutional Accounts
Beginning assets under management	3,081	5,191	(2,110)	(41)
Sales	220	290	(70)	(24)
Redemptions	(1,869)	(3,105)	1,236	40
Market appreciation	144	705	(561)	(80)
Ending assets under management	1,576	3,081	(1,505)	(49)
Average assets under management	2,269	4,145	(1,876)	(45)
Managed Accounts
Beginning assets under management	1,068	1,135	(67)	(6)
Sales	84	129	(45)	(35)
Redemptions	(280)	(394)	114	29
Market appreciation	57	198	(141)	(71)
Ending assets under management	929	1,068	(139)	(13)
Average assets under management	978	1,072	(94)	(9)
Total Assets Under Management
Beginning assets under management	26,543	29,655	(3,112)	(10)
Sales	5,097	5,496	(399)	(7)
Redemptions	(8,595)	(12,473)	3,878	31
Market appreciation	461	3,865	(3,404)	(88)
Ending assets under management	23,506	26,543	(3,037)	(11)
Average assets under management	$25,300	$27,382	$(2,082)	(8)%
________________
* Not meaningful
Fund inflows in 2014 were primarily due to sales in our alternative, U.S. growth, and global growth strategies (1), but were not sufficient to overcome the aggregate outflows sustained from redemptions in our U.S. growth, alternative, and global growth strategies. Net redemptions in our funds were $1.7 billion in 2014 and represent a favorable change of $2.2 billion from redemptions of $3.9 billion in 2013. The increase in market values positively impacted our funds by $260 million during 2014 compared with market appreciation of $3.0 billion during 2013.
Separate accounts, which represent managed accounts for both institutions and individuals, combined net redemptions were $1.8 billion during 2014, compared with net redemptions of $3.1 billion in 2013. The decrease during 2014 in our institutional accounts was due to net redemptions of $1.6 billion that were partially offset by appreciation of $144 million. Institutional net redemptions were primarily from global growth and U.S. growth strategies and were $1.2 billion favorable to net redemptions of $2.8 billion in 2013. Institutional account appreciation decreased from $705 million in 2013. Managed account net redemptions of $196 million represent a favorable change of $69 million from net redemptions of $265 million in 2013 and appreciation of $57 million in 2014 was a decrease of $141 million from 2013.
(1) Prior period assets by strategy have been reclassified.
Financial Review
Revenues
Total revenues decreased by $18.2 million, or 7%, to $251.0 million for the year ended December 31, 2014 from $269.1 million for the prior year. The decrease was primarily due to lower investment management fees, and distribution and underwriting fees.

			Change
(in thousands)	2014	2013	Amount	Percent
Investment management fees	$198,539	$212,398	$(13,859)	(7)%
Distribution and underwriting fees	49,764	54,068	(4,304)	(8)%
Other	2,659	2,664	(5)	—%
Total revenues	$250,962	$269,130	$(18,168)	(7)%
Investment management fees decreased by 7% for the year ended December 31, 2014, as our average assets under management decreased by $2.1 billion, or 8%, during the year. Investment management fees from open-end funds decreased by 5% to $120.3 million for the year ended December 31, 2014 from $126.1 million for the prior year, driven by a 3% decrease in average open-end fund assets. Investment management fees from our closed-end funds increased by 7% to $57.9 million for the year ended December 31, 2014 from $54.0 million for the prior year period, due to a 7% increase in average closed-end fund assets. Investment management fees from our separately managed accounts decreased by 39% to $18.0 million for the year ended December 31, 2014 from $29.7 million in the prior year, due to a 38% decrease in average separately managed accounts assets under management. Investment management fees that we earned as a percentage of average assets under management for the year ended December 31, 2014 were 0.78% compared with the 2013 rate of 0.77%. Investment management fees from assets under advisement for which we provide model portfolio design and oversight were $2.3 million for the year ended December 31, 2014, compared with $2.7 million in the prior year. Investment management fees that we earned as a percentage of assets under advisement for the years ended December 31, 2014 and 2013 were 0.30%.
Distribution and underwriting fees decreased by 8%, or $4.3 million to $49.8 million for the year ended December 31, 2014. The decrease was primarily due to a shift in open-end fund assets from Class A, B and C shares to Class I shares. More open-end fund investors are choosing to compensate their financial advisors through fee-based models, increasing the demand for and a shift towards Class I shares. Because we do not collect distribution fees from Class I shares, our distribution revenue has decreased with this shift in assets. For 2014, average open-end fund assets decreased by 3% across most share classes compared with the prior year. The decrease in average open-end fund assets when compared with the prior year is largely due to net redemptions in our U.S. growth and global growth strategies.
Other revenue principally reflects asset-based portfolio accounting fees. Other revenue was $2.7 million, consistent with the prior year. Portfolio accounting fees generally rise and fall with the changes in average fund assets that we manage.
Operating Expenses
Operating expenses decreased by 1% to $189.8 million for the year ended December 31, 2014 from $191.2 million for the prior year. This change reflects decreases in distribution expenses, partially offset by increases in general and administrative expenses, employee compensation and benefits expenses and marketing and sales promotion expenses.

			Change
(in thousands)	2014	2013	Amount	Percent
Employee compensation and benefits	$86,054	$85,551	$503	1%
Distribution expenses	48,432	53,082	(4,650)	(9)%
Marketing and sales promotion	16,128	15,728	400	3%
General and administrative	39,158	36,883	2,275	6%
Total operating expenses	$189,772	$191,244	$(1,472)	(1)%
Employee compensation and benefits expenses increased by $503,000, or 1%, for the year ended December 31, 2014. The increase in 2014 was primarily due to increases in base salaries and related benefits, partially offset by the expense recorded in 2013 for the departure of a senior executive and a decrease in equity compensation expenses. Salary expenses increased in 2014 primarily due to increases in the number of associates we employ on our investment team. The decrease in equity compensation expenses in 2014 was primarily the result of the reversal of inception-to-date expense on terminated associates.

Distribution expenses decreased by $4.7 million, or 9% for the year ended December 31, 2014. The decrease was primarily due to a shift of average open-end fund assets to Class I shares which do not result in distribution expenses.
Marketing and sales promotion expenses increased by $400,000 for the year ended December 31, 2014, primarily due to a fee rate increase for distribution intermediaries, partially offset by a decrease in waived fund expenses which limit the annual ordinary operating expenses of each fund.
General and administrative expenses increased by $2.3 million for the year ended December 31, 2014. The increase in 2014 was primarily due to higher professional services, travel and entertainment and occupancy-related expenses.
Non-Operating Activities, Net of Redeemable Non-controlling Interest in Partnership Investments
Non-operating income, net of redeemable non-controlling interest in partnership investments decreased by $14.7 million to $12.5 million for the year ended December 31, 2014, compared with $27.2 million for the prior year. The decrease was primarily due to lower realized gains on our investment securities.

(in thousands)	2014	2013	Change
Interest income	$160	$257	$(97)
Interest expense	(4,669)	(6,021)	1,352
Net interest expense	(4,509)	(5,764)	1,255
Investment income	17,585	29,891	(12,306)
Dividend income	1,987	5,355	(3,368)
Miscellaneous other income	341	193	148
Investment and other income	19,913	35,439	(15,526)
Non-operating income, GAAP basis	15,404	29,675	(14,271)
Net income attributable to redeemable non-controlling interest in partnership investments	(2,941)	(2,502)	(439)
Non-operating income, net of redeemable non-controlling interest in partnership investments, non-GAAP basis (1)	$12,463	$27,173	$(14,710)

(1)
Non-operating income, net of redeemable non-controlling interest in partnership investments is a non-GAAP financial measure. Management believes this measure provides comparability of this information among reporting periods and is an effective measure for reviewing the Company’s non-operating contribution to its results.

Interest income decreased by $97,000 to $160,000 for the year ended December 31, 2014 as a result of decreases in our cash balances. Interest expense decreased by $1.4 million to $4.7 million for the year ended December 31, 2014 when compared with the prior year due to $46.2 million of senior notes outstanding repaid in the third quarter of 2014.
Investment income decreased by $12.3 million to $17.6 million for the year ended December 31, 2014. The decrease in investment income is driven by lower realized gains on the sale of investment securities and capital gain distributions generated as part of a tax harvesting strategy to better utilize tax loss carryforwards. These gains are offset with an other-than-temporary impairment charge of $667,000 on certain available-for-sale securities with unrealized losses held in the investment portfolio. Dividend income decreased by $3.4 million to $2.0 million for the year ended December 31, 2014.

Net income attributable to redeemable non-controlling interest in partnership investments represents the portion of income or loss attributable to the other partners’ ownership interest in the partnership that we refer to as non-controlling interests.
The following table provides a summary of the returns that we generated from our corporate investment portfolio. This table combines the investment and dividend income as reported in our consolidated statement of operations with the change in fair value of our investment securities that are recorded in accumulated other comprehensive income, a component of equity, for the year ended December 31, 2014:

	Year Ended December 31, 2014
(in thousands)	Non-Operating Income, net	Change in Accumulated Other Comprehensive Income (Loss)	Total
Funds and common stock	$15,306	$(8,839)	$6,467
Partnership investments	4,059	—	4,059
Option contracts	(1,780)	—	(1,780)
Investment income (loss)	17,585	(8,839)	8,746
Dividend income	1,987		1,987
Redeemable non-controlling interest in partnership investments	(2,941)		(2,941)
Investment portfolio results	$16,631		$7,792
Less: Non-controlling interest in Calamos Investments LLC		6,353
Deferred income taxes		920
Change in accumulated other comprehensive income		$(1,566)
Our investment portfolio returned $7.8 million, or 2.1%, for the full year 2014. These results primarily reflect realized and unrealized gains, offset by reclassification adjustments for realized gains included in net income, from investment securities and realized losses on option contracts to hedge market value fluctuations in the corporate investment portfolio.
Income Tax Provision
For the years ended December 31, 2014 and 2013, our effective tax rate was 29.3% and 25.0%, respectively. The December 31, 2014 effective tax rate includes the impact of a decrease in the deferred tax valuation allowance of $2.0 million as a result of capital gains realized from the corporate investment portfolio that is attributable to CAM prior to the expiration of a portion of the capital loss carryforwards. A partial reversal of the deferred tax valuation allowance decreased our effective tax rate in 2014 by 10.4%. As of December 31, 2014, there was no valuation allowance. The ultimate realization of this deferred tax asset is dependent upon the generation of sufficient capital gains prior to the expiration of capital loss carryforwards in 2017. The December 31, 2013 effective tax rate included the impact of a net decrease in the deferred tax valuation allowance of $3.0 million as a result of capital gains realized from the corporate investment portfolio that was attributable to CAM prior to the expiration of a portion of the capital loss carryforwards. The partial reversal of the deferred tax valuation allowance decreased our effective tax rate in 2013 by 12.2%. As of December 31, 2013, the balance in the valuation allowance totaled $2.1 million.
Net Income
For the years ended December 31, 2014 and 2013, net income attributable to CAM was $13.5 million and $18.6 million, respectively. For the same period non-GAAP net income attributable to CAM was $16.0 million and $18.8 million, respectively. See “Supplemental Non-GAAP Financial Measures” of the MD&A below for descriptions of non-GAAP financial measures and a reconciliation of non-GAAP financial measures to GAAP financial measures.

Operating Results
Year Ended December 31, 2013 Compared with Year Ended December 31, 2012
Assets Under Management
Assets under management decreased by $3.1 billion, or 10%, to $26.5 billion at December 31, 2013 from $29.7 billion at December 31, 2012. Average assets under management decreased by $6.0 billion, or 18%, to $27.4 billion for the year ended December 31, 2013 from $33.4 billion for the year ended December 31, 2012. As of December 31, 2013, assets under management consisted of 84% funds and 16% institutional and managed accounts. As of December 31, 2012, assets under management consisted of 79% funds and 21% institutional and managed accounts.

			Change
(in millions)	2013	2012	Amount	Percent
Open-end Funds
Beginning assets under management	$17,829	$19,785	$(1,956)	(10)%
Sales	4,769	4,598	171	4
Redemptions	(8,974)	(8,053)	(921)	(11)
Market appreciation	2,504	1,499	1,005	67
Ending assets under management	16,128	17,829	(1,701)	(10)
Average assets under management	16,256	20,250	(3,994)	(20)
Closed-end Funds
Beginning assets under management	5,500	5,260	240	5
Sales	308	3	305	*
Market appreciation	458	237	221	93
Ending assets under management	6,266	5,500	766	14
Average assets under management	5,909	5,454	455	8
Institutional Accounts
Beginning assets under management	5,191	5,505	(314)	(6)
Sales	290	1,462	(1,172)	(80)
Redemptions	(3,105)	(2,224)	(881)	(40)
Market appreciation	705	448	257	57
Ending assets under management	3,081	5,191	(2,110)	(41)
Average assets under management	4,145	5,846	(1,701)	(29)
Managed Accounts
Beginning assets under management	1,135	2,227	(1,092)	(49)
Sales	129	229	(100)	(44)
Redemptions	(394)	(1,510)	1,116	74
Market appreciation	198	189	9	5
Ending assets under management	1,068	1,135	(67)	(6)
Average assets under management	1,072	1,815	(743)	(41)
Total Assets Under Management
Beginning assets under management	29,655	32,777	(3,122)	(10)
Sales	5,496	6,292	(796)	(13)
Redemptions	(12,473)	(11,787)	(686)	(6)
Market appreciation	3,865	2,373	1,492	63
Ending assets under management	26,543	29,655	(3,112)	(10)
Average assets under management	$27,382	$33,365	$(5,983)	(18)%
________________

* Not meaningful

Fund inflows in 2013 were primarily due to sales in our alternative, global growth and U.S. growth strategies, but were not sufficient to overcome the aggregate outflows sustained from redemptions in our U.S. growth, global growth, and alternative strategies. Net redemptions in our funds were $3.9 billion in 2013 and represent an unfavorable change of $445 million from redemptions of $3.5 billion in 2012. The increase in market values positively impacted our funds by $3.0 billion during 2013 compared with market appreciation of $1.7 billion during 2012.
Separate accounts, which represent managed accounts for both institutions and individuals, combined net redemptions were $3.1 billion during 2013, compared with net redemptions of $2.0 billion in 2012. The decrease during 2013 in our institutional accounts was due to net redemptions of $2.8 billion that were partially offset by appreciation of $705 million. Institutional net redemptions were driven primarily from redemptions in global growth and U.S. growth strategies and were $2.1 billion unfavorable compared with $762 million of net redemptions in 2012. Institutional account appreciation increased $257 million from $448 million in 2012. Managed account net redemptions of $265 million decreased $1.0 billion from net redemptions of $1.3 billion in 2012 and appreciation of $198 million in 2013 was an increase of $9 million from 2012.
Financial Review
Revenues
Total revenues decreased by $57.5 million, or 18%, to $269.1 million for the year ended December 31, 2013 from $326.7 million for the prior year. The decrease was primarily due to lower investment management fees, and distribution and underwriting fees.

			Change
(in thousands)	2013	2012	Amount	Percent
Investment management fees	$212,398	$255,823	$(43,425)	(17)%
Distribution and underwriting fees	54,068	67,816	(13,748)	(20)%
Other	2,664	3,037	(373)	(12)%
Total revenues	$269,130	$326,676	$(57,546)	(18)%
Investment management fees decreased by 17% for the year ended December 31, 2013, as our average assets under management decreased by $6.0 billion, or 18%, during the year. Investment management fees from open-end funds decreased by 21% to $126.1 million for the year ended December 31, 2013 from $158.9 million for the prior year, driven by a 20% decrease in average open-end fund assets. Investment management fees from our closed-end funds increased by 8% to $54.0 million for the year ended December 31, 2013 from $49.8 million for the prior year period, due to an 8% increase in average closed-end fund assets. Investment management fees from our separately managed accounts decreased by 35% to $29.7 million for the year ended December 31, 2013 from $45.5 million in the prior year, due to a 32% decrease in average separately managed accounts assets under management. Investment management fees that we earned as a percentage of average assets under management for the year ended December 31, 2013 were 0.77% compared with the 2012 rate of 0.76%. Investment management fees from assets under advisement for which we provide model portfolio design and oversight were $2.7 million for the year ended December 31, 2013, compared with $1.7 million in the prior year, due to a transfer from assets under management to assets under advisement in July 2012. Investment management fees that we earned as a percentage of assets under advisement for the years ended December 31, 2013 and December 31, 2012 were 0.30%.
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

			Change
(in thousands)	2013	2012	Amount	Percent
Employee compensation and benefits	$85,551	$82,154	$3,397	4%
Distribution expenses	53,082	65,027	(11,945)	(18)%
Marketing and sales promotion	15,728	19,503	(3,775)	(19)%
General and administrative	36,883	40,188	(3,305)	(8)%
Total operating expenses	$191,244	$206,872	$(15,628)	(8)%
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
Marketing and sales promotion expenses decreased by $3.8 million for the year ended December 31, 2013 largely the result of lower advertising expenses, reduced reimbursements of fund operating expenses that are above the expense cap, and lower supplemental distribution payments to distribution intermediaries. Supplemental distribution payments are positively correlated with the levels of open-end fund assets that we manage.
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
Non-Operating Activities, Net of Redeemable Non-controlling Interest in Partnership Investments
Non-operating income, net of redeemable non-controlling interest in partnership investments increased by $7.4 million to $27.2 million for the year ended December 31, 2013, compared with $19.8 million for the prior year. The increase was primarily due to higher realized gains on our investment securities, partially offset by losses on our option contracts.

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

Interest income decreased by $128,000 to $257,000 for the year ended December 31, 2013 as a result of decreases in our cash balances. Interest expense remained relatively flat for the year ended December 31, 2013 when compared with the prior year.
Investment income increased by $7.8 million to $29.9 million for the year ended December 31, 2013. The increase in investment income was driven by an increase in realized gains on the sale of investment securities and capital gain distributions generated as part of a tax harvesting strategy to better utilize tax loss carryforwards. These gains were offset with an other-than-temporary impairment charge of $7.5 million on certain available-for-sale securities with unrealized losses held in the investment portfolio and decreases in losses on option contracts. Dividend income increased by $798,000 to $5.4 million for the year ended December 31, 2013.
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

	Year Ended December 31, 2013
(in thousands)	Non-Operating Income, net	Change in Accumulated Other Comprehensive Income (Loss)	Total
Funds and common stock	$25,193	$19,898	$45,091
Partnership investments	6,550	—	6,550
Option contracts	(1,852)	—	(1,852)
Investment income	29,891	19,898	49,789
Dividend income	5,355		5,355
Redeemable non-controlling interest in partnership investments	(2,502)		(2,502)
Investment portfolio results	$32,744		$52,642
Less: Non-controlling interest in Calamos Investments LLC		(14,184)
Deferred income taxes		(2,114)
Change in accumulated other comprehensive income		$3,600
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
Supplemental Non-GAAP Financial Measures
We provide investors with certain adjusted, non-GAAP financial measures including non-GAAP net income attributable to CAM and non-GAAP diluted earnings per share. These non-GAAP financial measures are provided to supplement the consolidated financial statements presented on a GAAP basis. These non-GAAP financial measures adjust GAAP financial measures to include the tax benefit from the amortization of deferred taxes on intangible assets, and to exclude the change in deferred tax valuation allowance and CAM’s non-operating income, net of taxes. We believe these adjustments are appropriate to enhance an overall understanding of our operating financial performance, as well as to facilitate comparisons with our historical earnings results. These adjustments to our GAAP results are made with the intent of providing investors a more complete understanding of our underlying earnings results and trends and our marketplace performance. In addition, these non-GAAP financial measures are among the primary indicators management uses as a basis of managing our business.
The presentation of this additional information is not meant to be considered in isolation or as a substitute for the directly comparable financial measures prepared in accordance with GAAP. Investors should review the reconciliations of the non-GAAP financial measures to their most directly comparable GAAP financial measures as provided in the table below:

	2014	2013	2012
(in thousands, except per share data)
GAAP net income attributable to CAM	$13,530	$18,628	$18,192
Adjustments:
Deferred tax amortization on intangible assets	7,916	7,916	7,916
Increase (decrease) in deferred tax valuation allowance	(1,992)	(3,026)	1,900
Non-operating income, net of taxes	(3,494)	(4,766)	(2,730)
Non-GAAP net income attributable to CAM	$15,960	$18,752	$25,278
Diluted - Weighted average shares outstanding	18,989,281	20,351,603	20,745,922
Diluted earnings per share	$0.71	$0.92	$0.88
Non-GAAP diluted earnings per share	$0.84	$0.92	$1.22
Non-GAAP net income attributable to CAM is calculated by adjusting the following items from GAAP net income attributable to CAM:

(i)	amortization of deferred taxes on intangible assets associated with the election under section 754 of the Internal Revenue Code of 1986, as amended (Section 754 election);

(ii)	change in deferred tax valuation allowance; and

(iii)	non-operating income, net of taxes.
Non-GAAP diluted earnings per share is calculated by dividing Non-GAAP net income attributable to CAM by diluted weighted average shares outstanding.

The deferred tax assets from the Section 754 election allows for a quarterly reduction of $2.0 million in future income taxes owed by us through 2019, to the extent that a tax payable exists during the quarter. As a result, this cash savings will accrue solely for the benefit of the shareholders of CAM’s common stock. We believe that adjusting this item from the calculation of the above non-GAAP items can be a useful measure in allowing investors to see our performance. The change in the allowance on the deferred tax asset is excluded from the above non-GAAP items as it may fluctuate in future periods affecting prior period comparisons. Non-operating income is excluded from the above non-GAAP items as they can distort comparisons between periods. As noted above, we believe that measures excluding these items are useful in analyzing operating trends and allows for more comparability between periods, which may be useful to investors.
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
Liquidity and Capital Resources
We manage our liquidity position to ensure adequate resources are available to fund ongoing operations of the business, provide seed capital for new funds, maintain a strong investment-grade credit rating, provide conservative levels of capital for the Company’s regulated subsidiaries, fund our stock repurchase program and invest in other corporate strategic initiatives. Our principal sources of liquidity are cash flows from operating activities and our corporate investment portfolio, which is comprised of cash and cash equivalents, investment securities, and partnership investments. Investment securities are principally comprised of Company-sponsored funds. In addition, the individual securities held within our partnership investments are typically highly liquid. Borrowings by Calamos Investments have also been a source of liquidity.
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
The following table summarizes our principal sources of liquidity as of December 31, 2014 and 2013:

(in thousands)	December 31, 2014	December 31, 2013
Cash and cash equivalents	$35,285	$39,078
Investment securities	339,959	472,241
Partnership investments, net	57,439	26,496
Total corporate investment portfolio	$432,683	$537,815
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
Calamos Investments is the borrower of our $46.0 million in long-term debt. We were in compliance with all financial covenants at December 31, 2014 and 2013.
On July 15, 2014, Calamos Investments repaid at maturity $46.2 million of senior notes outstanding. The notes were repaid out of cash on hand and the proceeds from a $25.0 million short term, interest-bearing loan from CAM. Calamos Investments repaid the loan from CAM in the fourth quarter of 2014. Calamos Investments borrowed $21.0 million through a short term, interest-bearing loan from CAM in the fourth quarter of 2014 to fund new seed investments, continue our stock repurchase program, as well as to provide excess liquidity.
The following is a summary of covenant compliance as of December 31, 2014 with the terms and covenants having the same meanings set forth under our amended note purchase agreements:

Covenants	December 31, 2014

EBITDA/interest expense - not less than 3.0	14.02
Debt/EBITDA - not more than 2.75	0.98
Investment coverage ratio - not less than 1.175	5.26
Net worth - not less than $160 million	$278.9 million
The following table summarizes key data relating to our liquidity and capital resources:

(in thousands)	December 31, 2014	December 31, 2013
Statements of financial condition data:
Cash and cash equivalents	$35,285	$39,078
Receivables	18,991	22,112
Investment securities and derivatives, net	339,959	472,241
Partnership investments, net	57,439	26,496
Deferred tax assets, net	40,261	46,740
Long-term debt, including current portion	45,955	92,115
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

Cash flows for the years ended December 31, 2014, 2013 and 2012 are shown below.

(in thousands)	2014	2013	2012
Cash flow data:
Net cash provided by operating activities	$82,708	$104,668	$129,771
Net cash provided by (used in) investing activities	92,645	(80,992)	(41,532)
Net cash used in financing activities	(179,146)	(91,394)	(83,609)
Net cash provided by operating activities was $82.7 million, $104.7 million and $129.8 million for the years ended December 31, 2014, 2013 and 2012, respectively. These net cash flows are primarily attributable to investment management and distribution and underwriting fees generated by core business activities, partially offset by staff, distribution, and other operating expenses.
Net cash provided by investing activities for the year ended December 31, 2014 was $92.6 million. The net cash provided by investing activities primarily represents net cash inflows as a result of proceeds from sales of investments of $229.9 million partially offset by cash outflows of $127.6 million, comprised of $30.1 million of seed capital to help expand our product offering, $11.4 million related to our tax harvesting strategy and an investment of $30.0 million in Calamos Global Opportunities Fund LP, a consolidated partnership. The remaining sales and repurchases of investment securities totaling $83.2 million resulted in little change in cash used in investing activities. These sales and repurchases of investments were the result of realized gains on our investment securities as a result of our tax harvesting strategy.
Net cash used in investing activities for the year ended December 31, 2013 was $81.0 million. The net cash used in investing activities primarily represented net cash outflows as a result of additional investments in Company-sponsored funds of $121.0 million, comprised of $77.0 million of seed capital to help expand our product offering and $44.0 million related to our tax harvesting strategy. Net cash outflows also included $9.2 million of dividend reinvestments and $1.7 million on our derivatives, which were used as economic hedges against the equity price risk in our investment portfolio. These flows were partially offset by net cash inflows as a result of proceeds from sales of investments of $37.7 million and the liquidation of a portion of our interest in one of our partnership investments totaling $18.7 million. The remaining sales and purchases of investment securities totaling $491.5 million had no impact on cash used in investing activities. These sales and purchases were mainly the result of realized gains on our investment securities as a result of our tax harvesting strategy.
Net cash used in investing activities for the year ended December 31, 2012 was $41.5 million. The net cash used in investing activities represented an investment of $18.1 million in Calamos Arista Strategic Fund LP; and investment of $10.0 million in our

Company-sponsored global fund to help expand our product offering; and an investment of $5.0 million in new investment strategies. The net cash used in investing activities also represented net cash outflows of $13.4 million as a result of derivatives, which were used as economic hedges against the equity price risk in our investment portfolio, and our $3.4 million purchase of Black Capital, LLC. These outflows were partially offset by the liquidation of one of the Company-sponsored funds totaling $17.0 million. The remaining sales and repurchases of investing activities resulted in little change in cash used in investing activities. These sales and repurchases of investments were the result of realized gains on our investment securities as a result of our tax harvesting strategy.
Net cash used in financing activities for the year ended December 31, 2014 was $179.1 million and largely represents pro rata equity and income tax distributions paid by Calamos Investments to our non-controlling interests of $100.5 million. Net cash used in financing activities was also due to Calamos Investments' repayment of long-term debt of $46.2 million, repurchase of $22.5 million in Class A common stock as a result of our stock repurchase program, and cash dividends paid to common stockholders of $10.1 million.
Net cash used in financing activities for the year ended December 31, 2013 was $91.4 million and largely represented pro rata income tax and equity distributions paid by Calamos Investments to our non-controlling interests of $68.2 million. Net cash used in financing activities was also due to Calamos Investments' repurchase of $13.2 million in Class A common stock as a result of our stock repurchase program, and cash dividends paid to common stockholders of $10.0 million.
Net cash used in financing activities for the year ended December 31, 2012 was $83.6 million and largely represented pro rata income tax and equity distributions paid by Calamos Investments to our non-controlling interests of $75.2 million, and cash dividends paid to common stockholders of $8.3 million.
Distributions from Calamos Investments to CAM are eliminated upon consolidation and are not reflected in the net cash flows used in financing activities. The decrease in net cash used in financing activities principally reflects decreases in tax distributions driven by a decline in net income attributable to our non-controlling interests.
Contractual Obligations
The following table contains supplemental information regarding our total contractual cash obligations as of December 31, 2014:

	Payments Due by Period
(in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations, including interest (1)	$58,233	$3,032	$28,164	$27,037	$—
Operating lease obligations (2)	52,867	5,433	9,545	9,983	27,906
Other long-term obligations (3)	4,131	2,421	1,188	522	—
Total	$115,231	$10,886	$38,897	$37,542	$27,906
________________

(1)	The Company’s senior unsecured notes, which aggregate to $46.0 million, consisting of $22.1 million of 6.52% notes due July 15, 2017, and $23.9 million of 6.67% notes due July 15, 2019.

(2)	In accordance with GAAP, these obligations are not reflected in the accompanying consolidated statements of financial condition.

(3)
Other long-term obligations principally represent commitments under the incentive compensation plan and obligations associated with the purchase of Black Capital, LLC. These obligations are included in other current and non-current liabilities in the accompanying consolidated statements of financial condition.

In the ordinary course of business, the Company enters into contracts or purchase obligations with third parties whereby the third parties provide services to or on behalf of the Company. Purchase obligations include executory contracts, which are either non-cancelable or cancelable with a penalty. As of December 31, 2014, the Company’s obligations primarily include standard service contracts for portfolio, market data and office related services. Purchase obligations are recorded in the Company’s financial statements when services are provided. Due to the uncertainty of timing and amounts that will ultimately be paid, the amounts have been excluded from the table above.

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
Income Tax Provision
Management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against deferred tax assets. We did not have a valuation allowance on deferred tax assets as of December 31, 2014. Our valuation allowance on deferred tax assets was $2.1 million, as of December 31, 2013, which reduced our deferred income tax assets to the amount that was more likely than not to be realized based on available evidence at the time the estimate was made. The valuation allowance on the deferred tax assets related to our capital loss carryforward. During 2014 and 2013, the Company recorded a valuation allowance reversal of $2.0 million and $3.0 million, respectively, as a result of capital gains realized prior to the expiration of a portion of the capital loss carryforwards. Determining the valuation allowance requires management to make significant judgments and assumptions. In determining the valuation allowance we used historical and forecasted future realized and unrealized gains and losses on our investments, and future tax planning strategies. Each quarter we re-evaluate our estimate related to the valuation allowance, including our assumptions about future taxable income.
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

In February 2015, the Financial Accounting Standards Board ("FASB") issued an accounting update amending the consolidation requirements under GAAP. This standard modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. This guidance is effective for annual and interim periods beginning after December 15, 2015, and requires either a retrospective or a modified retrospective approach to adoption. Early adoption is permitted. The Company is currently evaluating the potential impact of this standard on its results of operations, cash flows or financial position, as well as the available transition methods.
In May 2014, the FASB issued new guidance on revenue from contracts with customers. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual and interim periods beginning after December 15, 2016 and shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. Early application of this standard is not permitted. The Company's effective date is January 1, 2017. The Company is evaluating the effect of adopting this new accounting guidance but does not expect adoption will have a material impact on its results of operations, cash flows or financial position.
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
Important factors that could cause such differences include, but are not limited to: changes in applicable laws or regulations; downward fee pressures and increased industry competition; risks inherent to the investment management business; the loss of revenues due to contract terminations and redemptions; unsatisfactory service levels by third party vendors; the inability to maintain compliance with financial covenants; the performance of our investment strategies and corporate investment portfolio; our ownership and organizational structure; general and prolonged declines in the prices of securities; realization of deferred income tax assets; significant changes in market conditions and the economy that require a modification to our business plan; catastrophic or unpredictable events, including cyber-attacks; the loss of key executives; the unavailability, consolidation and elimination of third-party retail distribution channels; increased costs of and timing of payments related to distribution; failure to recruit and retain qualified personnel; a loss of assets, and thus revenues; fluctuation in the level of our expenses; fluctuation in foreign currency exchange rates with respect to our global operations and business; changes in accounting estimates; poor performance of our largest funds; damage to our reputation; and the extent and timing of any share repurchases.
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
The following table provides a sensitivity analysis of changes in fair value of our investment securities and partnership investments assuming a 10% increase or decrease in the individual price of each instrument as of December 31, 2014:

		Carrying Value Assuming
(in thousands)	Carrying Value	10% Increase	10% Decrease
Available-for-sale securities
Funds	$294,482	$323,930	$265,034
Common stock	261	287	235
Trading securities:
Funds	45,216	49,738	40,694
Partnership investments:
Partnership investments, net	57,439	63,183	51,695
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
Interest Rate Sensitivity
As of December 31, 2014, we had an aggregate of $46.0 million of outstanding long-term debt, which consisted of senior unsecured notes of $22.1 million of 6.52% notes due July 15, 2017 and $23.9 million of 6.67% notes due July 15, 2019. As these notes have fixed interest rates, we do not have any direct exposure to market interest rate risk.
Other Market Risks
Due to the nature of our business, we believe that we do not face any material credit risk, inflation, interest rate or foreign currency rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Calamos Asset Management, Inc.
We have audited the accompanying consolidated statements of financial condition of Calamos Asset Management, Inc. and Subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Calamos Asset Management, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Calamos Asset Management, Inc.’s and Subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 13, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ McGladrey LLP
Chicago, Illinois
March 13, 2015

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Calamos Asset Management, Inc.
We have audited Calamos Asset Management, Inc.'s and Subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, Calamos Asset Management, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Calamos Asset Management, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2014 and our report dated March 13, 2015 expressed an unqualified opinion.
/s/ McGladrey LLP
Chicago, Illinois
March 13, 2015

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
Under the supervision and with the participation of the chief executive officer and the chief financial officer, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014.
The effectiveness of internal control over financial reporting as of December 31, 2014, has been audited by McGladrey LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ John P. Calamos, Sr.	/s/ Nimish S. Bhatt
John P. Calamos, Sr. Chairman, Chief Executive Officer and Global Co-Chief Investment Officer	Nimish S. Bhatt Senior Vice President and Chief Financial Officer
March 13, 2015

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share data)	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$35,285	$39,078
Receivables:
Affiliates and affiliated funds	16,024	16,306
Customers	2,967	5,806
Investment securities	339,959	472,241
Partnership investments	143,723	46,425
Prepaid expenses	3,188	2,812
Deferred tax assets, net	9,194	10,165
Other current assets	2,508	2,283
Total current assets	552,848	595,116
Non-current assets:
Deferred tax assets, net	31,067	36,575
Goodwill	6,380	6,380
Property and equipment, net of accumulated depreciation and amortization ($61,145 at December 31, 2014 and $60,339 at December 31, 2013)	14,246	16,990
Other non-current assets	2,615	3,183
Total non-current assets	54,308	63,128
Total assets	$607,156	$658,244
LIABILITIES AND EQUITY
LIABILITIES
Current liabilities:
Distribution fees payable	$10,614	$10,655
Accrued compensation and benefits	24,476	22,527
Current portion of long-term debt	—	46,160
Interest payable	1,386	2,729
Liabilities of partnership investments	10,117	12,378
Accrued expenses and other current liabilities	6,009	7,224
Total current liabilities	52,602	101,673
Non-current liabilities:
Long-term debt	45,955	45,955
Deferred rent	8,803	9,013
Other non-current liabilities	1,710	3,121
Total non-current liabilities	56,468	58,089
Total liabilities	109,070	159,762

Redeemable non-controlling interest in partnership investments	76,167	7,551

EQUITY
Class A Common Stock, $0.01 par value; authorized 600,000,000 shares; 24,990,781 shares issued and 17,920,722 shares outstanding at December 31, 2014; 24,696,095 shares issued and 19,475,765 shares outstanding at December 31, 2013	250	247
Class B Common Stock, $0.01 par value; authorized 1,000 shares; 100 shares issued and outstanding at December 31, 2014 and 2013	—	—
Additional paid-in capital	221,208	218,359
Retained earnings	89,311	86,115
Accumulated other comprehensive income	1,297	2,863
Treasury stock; 7,070,059 shares at December 31, 2014 and 5,220,330 shares at December 31, 2013	(107,129)	(99,528)
Calamos Asset Management, Inc. stockholders’ equity	204,937	208,056
Non-controlling interest in Calamos Investments LLC (Calamos Interests)	216,982	282,875
Total equity	421,919	490,931
Total liabilities and equity	$607,156	$658,244
See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except share data)	2014	2013	2012
REVENUES
Investment management fees	$198,539	$212,398	$255,823
Distribution and underwriting fees	49,764	54,068	67,816
Other	2,659	2,664	3,037
Total revenues	250,962	269,130	326,676
EXPENSES
Employee compensation and benefits	86,054	85,551	82,154
Distribution expenses	48,432	53,082	65,027
Marketing and sales promotion	16,128	15,728	19,503
General and administrative	39,158	36,883	40,188
Total operating expenses	189,772	191,244	206,872
Operating income	61,190	77,886	119,804
NON-OPERATING INCOME
Net interest expense	(4,509)	(5,764)	(5,632)
Investment and other income	19,913	35,439	26,837
Total non-operating income	15,404	29,675	21,205
Income before income taxes	76,594	107,561	141,009
Income tax provision	5,787	6,262	12,568
Net income	70,807	101,299	128,441
Net income attributable to non-controlling interest in Calamos Investments LLC (Calamos Interests)	(54,336)	(80,169)	(108,813)
Net income attributable to redeemable non-controlling interest in partnership investments	(2,941)	(2,502)	(1,436)
Net income attributable to Calamos Asset Management, Inc.	$13,530	$18,628	$18,192
Earnings per share:
Basic	$0.74	$0.94	$0.89
Diluted	$0.71	$0.92	$0.88
Weighted average shares outstanding:
Basic	18,275,246	19,903,507	20,334,299
Diluted	18,989,281	20,351,603	20,745,922

Cash dividends declared per share	$0.55	$0.50	$0.41
See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in thousands)	2014	2013	2012
Net income	$70,807	$101,299	$128,441
Other comprehensive income (loss), before income tax provision (benefit)
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains	3,173	39,630	19,027
Reclassification adjustment for realized gains included in net income	(12,012)	(19,732)	(20,512)
Other comprehensive income (loss), before income tax provision (benefit)	(8,839)	19,898	(1,485)
Income tax provision (benefit) related to other comprehensive income (loss)	(920)	2,114	(122)
Other comprehensive income (loss), after income tax provision (benefit)	(7,919)	17,784	(1,363)
Comprehensive income	62,888	119,083	127,078
Comprehensive income attributable to non-controlling interest in Calamos Investments LLC (Calamos Interests)	(47,964)	(94,358)	(107,663)
Comprehensive income attributable to redeemable non-controlling interest in partnership investments	(2,941)	(2,502)	(1,436)
Comprehensive income attributable to Calamos Asset Management, Inc.	$11,983	$22,223	$17,979
See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Calamos Asset Management, Inc. Stockholders
(in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest in Calamos Investments LLC (Calamos Interests)	Total	Redeemable Non-controlling Interest in Partnership Investments
Balance at December 31, 2011	$241	$214,102	$67,991	$(527)	$(95,215)	$229,168	$415,760	$12,034
Net income	—	—	18,192	—	—	108,813	127,005	1,436
Other comprehensive income	—	—	—	(213)	—	(1,150)	(1,363)	—
Issuance of common stock (259,258 Class A common shares)	3	(3)	—	—	—	—	—	—
Cumulative impact of changes in ownership of Calamos Investments LLC	—	417	(5)	3	—	(1,429)	(1,014)	—
Compensation expense recognized under stock incentive plans	—	1,121	—	—	—	3,969	5,090	—
Dividend equivalent accrued under stock incentive plans	—	—	(117)	—	—	(412)	(529)	—
Net purchase of Calamos Arista Strategic Fund LP	—	—	—	—	—	—	—	6,942
Equity and tax distributions to non-controlling interests	—	—	—	—	—	(75,165)	(75,165)	—
Dividends declared	—	—	(8,347)	—	—	—	(8,347)	—
Balance at December 31, 2012	244	215,637	77,714	(737)	(95,215)	263,794	461,437	20,412
Net income	—	—	18,628	—	—	80,169	98,797	2,502
Other comprehensive income	—	—	—	3,595	—	14,189	17,784	—
Issuance of common stock (310,080 Class A common shares)	3	(3)	—	—	—	—	—	—
Repurchase of common stock by Calamos Investments LLC (1,220,330 Class A common shares)	—	—	—	—	(2,930)	(10,266)	(13,196)	—
Impact of the redemption of common stock from Calamos Investments LLC by Calamos Asset Management, Inc. (165,524 Class A common shares)	—	1,383	—	—	(1,383)	—	—	—
Cumulative impact of changes in ownership of Calamos Investments LLC	—	5	—	5	—	(1,661)	(1,651)	—
Distributions to redeemable non-controlling interests in partnership investments	—	—	—	—	—	—	—	(15,363)
Compensation expense recognized under stock incentive plans	—	1,558	—	—	—	5,467	7,025	—
Impact on non-controlling interests as a result of dividends paid to Calamos Investments LLC on repurchased common stock	—	(221)	—	—	—	221	—	—
Dividend equivalent accrued under stock incentive plans	—	—	(252)	—	—	(870)	(1,122)	—
Equity and tax distributions to non-controlling interests	—	—	—	—	—	(68,168)	(68,168)	—
Dividends declared	—	—	(9,975)	—	—	—	(9,975)	—
Balance at December 31, 2013	247	218,359	86,115	2,863	(99,528)	282,875	490,931	7,551
Net income	—	—	13,530	—	—	54,336	67,866	2,941
Other comprehensive income	—	—	—	(1,547)	—	(6,372)	(7,919)	—
Issuance of common stock (294,686 Class A common shares)	3	(3)	—	—	—	—	—	—
Repurchase of common stock by Calamos Investments LLC (1,849,729 Class A common shares)	—	—	—	—	(4,990)	(17,480)	(22,470)	—
Impact of the redemption of common stock from Calamos Investments LLC by Calamos Asset Management, Inc. (294,686 Class A common shares)	—	2,611	—	—	(2,611)	—	—	—
Cumulative impact of changes in ownership of Calamos Investments LLC	—	(297)	—	(19)	—	(1,139)	(1,455)	—
Compensation expense recognized under stock incentive plans	—	1,473	—	—	—	5,160	6,633	—
Impact on non-controlling interests as a result of dividends paid to Calamos Investments LLC on repurchased common stock	—	(935)	—	—	—	935	—	—
Dividend equivalent accrued under stock incentive plans	—	—	(244)	—	—	(853)	(1,097)	—
Consolidation of Calamos Global Opportunities Fund LP	—	—	—	—	—	—	—	73,387
Liquidation of Calamos Arista Strategic Fund LP	—	—	—	—	—	—	—	(7,719)
Net purchase of redeemable non-controlling interest in partnership investments	—	—	—	—	—	—	—	7
Equity and tax distributions to non-controlling interests	—	—	—	—	—	(100,480)	(100,480)	—
Dividends declared	—	—	(10,090)	—	—	—	(10,090)	—
Balance at December 31, 2014	$250	$221,208	$89,311	$1,297	$(107,129)	$216,982	$421,919	$76,167
See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2014	2013	2012
Cash and cash equivalents at beginning of period	$39,078	$106,796	$102,166
Cash flows provided by operating activities:
Net income	70,807	101,299	128,441
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	2,575	2,686	4,462
Other depreciation and amortization	4,428	4,577	5,469
(Gain) loss on disposal of property and equipment	(111)	203	106
Amortization of deferred rent	(210)	(262)	(148)
Change in unrealized (gains) losses on investment securities, derivative assets, derivative liabilities and partnership investments	(1,836)	5,117	(4,675)
Net realized gains on sale of investment securities, derivative assets, derivative liabilities and partnership investments	(2,781)	(17,701)	(15,125)
Change in deferred tax asset valuation allowance	(2,148)	(4,952)	1,900
Deferred taxes, net	9,601	11,351	8,335
Stock based compensation	6,633	7,025	5,090
Employee taxes paid on vesting under stock incentive plans	(1,500)	(1,600)	(916)
(Increase) decrease in assets:
Receivables:
Affiliates and affiliated funds, net	282	1,450	736
Customers	2,839	4,064	165
Other assets	(2,650)	(4,420)	(916)
Increase (decrease) in liabilities:
Distribution fees payable	(41)	(2,282)	(2,923)
Accrued compensation and benefits	1,949	(1,426)	272
Accrued expenses and other liabilities	(5,129)	(461)	(502)
Net cash provided by operating activities	82,708	104,668	129,771
Cash flows provided by (used in) investing activities:
Net additions to property and equipment	(1,531)	(2,187)	(1,816)
Purchases of investment securities	(204,571)	(621,760)	(348,687)
Proceeds from sale of investment securities	331,526	529,207	345,040
Net purchases of derivatives	—	(1,720)	(13,412)
Contributions to partnership investments	(35,005)	(2,034)	(19,435)
Distributions from partnership investments	2,226	17,502	170
Net cash paid for acquisition, net of cash acquired	—	—	(3,392)
Net cash provided by (used in) investing activities	92,645	(80,992)	(41,532)
Cash flows used in financing activities:
Repayment of long-term debt	(46,160)	—	—
Deferred tax benefit (expense) on vesting under stock incentive plans	54	(55)	(97)
Repurchase of common stock by Calamos Investments LLC (1,849,729 at December 31, 2014, and 1,220,330 at December 31, 2013 Class A common shares)	(22,470)	(13,196)	—
Equity distributions paid to non-controlling interests (Calamos Interests)	(71,571)	(28,010)	(27,692)
Tax distributions paid to non-controlling interests (Calamos Interests)	(28,909)	(40,158)	(47,473)
Cash dividends paid to common stockholders	(10,090)	(9,975)	(8,347)
Net cash used in financing activities	(179,146)	(91,394)	(83,609)
Net increase (decrease) in cash and cash equivalents	(3,793)	(67,718)	4,630
Cash and cash equivalents at end of period	$35,285	$39,078	$106,796

Supplemental disclosure of cash flow information:
Cash paid (refunded) for:
Income taxes, net	$(1,484)	$1,507	$2,334
Interest	$5,954	$5,954	$5,954

Non-cash activity:
- During the second quarter of 2014, Calamos Investments, through its wholly owned subsidiaries and affiliates, acquired a majority interest in Calamos Global Opportunities Fund LP, which resulted in the consolidation of this partnership and an increase of $73.4 million in redeemable non-controlling interest in partnership investments.

- On December 26, 2014, Calamos Arista Strategic Fund LP was liquidated and the redemptions were completed subsequent to December 31, 2014, therefore, the amount due to non-controlling interest of $7.7 million related to this partnership investment is presented in liabilities of partnership investments.

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1)    Organization and Description of Business
Calamos Asset Management, Inc. (“CAM”) is a holding company and as of December 31, 2014 owned 22.2% of Calamos Investments LLC (“Calamos Investments”). CAM, together with Calamos Investments and Calamos Investments’ subsidiaries (the “Company”), operates the investment advisory and distribution services businesses reported within these consolidated financial statements. CAM operates and is the sole manager, and thus controls all of the business and affairs of Calamos Investments and, as a result of this control, consolidates the financial results of Calamos Investments with its own financial results. The remaining 77.8% ownership interest in Calamos Investments is held by Calamos Family Partners, Inc. (“CFP”), a Delaware corporation, and John P. Calamos, Sr. the Chairman, Chief Executive Officer and Global Co-Chief Investment Officer of CAM. CFP and John P. Calamos, Sr. (collectively “Calamos Interests”) ownership interest, in accordance with applicable rules, is reflected and referred to within these consolidated financial statements as “non-controlling interests in Calamos Investments LLC”.
The Company primarily provides investment advisory services to individuals and institutional investors through a series of investment products that include open-end and closed-end funds ("funds”), an exchange traded fund, separate accounts, offshore funds and partnerships. The subsidiaries through which the Company provides these services include: Calamos Advisors LLC (“CAL”), a Delaware limited liability company and registered investment advisor; Calamos Financial Services LLC (“CFS”), a Delaware limited liability company and registered broker-dealer; Calamos Wealth Management LLC, a Delaware limited liability company and registered investment advisor; and Calamos Investments LLP (formerly known as Calamos International LLP), a United Kingdom limited liability partnership, registered investment advisor with the Financial Conduct Authority in the United Kingdom, and a global distributor of the offshore funds and Company products.
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
The Calamos Interests’ combined 77.8% interest in Calamos Investments at December 31, 2014 and 2013, is represented as a non-controlling interest in Calamos Investments LLC in the Company’s consolidated financial statements. Non-controlling interest in Calamos Investments is derived by multiplying the historical equity of Calamos Investments by the Calamos Interests’ aggregate ownership percentage for the periods presented. Issuances and repurchases of CAM’s common stock may result in changes to CAM’s ownership percentage and to the non-controlling interests’ ownership percentage of Calamos Investments with resulting changes reflected in the consolidated statements of changes in equity. Income is allocated based on the average ownership interest during the period in which the income is earned.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CAM owns certain assets to which common stockholders have exclusive economic rights. As of December 31, 2014, 2013 and 2012, these assets include cash, cash equivalents and investment securities of $79.3 million, $78.3 million and $67.0 million, net current and non-current deferred tax assets of $40.3 million, $46.7 million and $55.3 million, and net current income taxes receivable of $2.4 million, $2.3 million and $606,000, respectively, and a loan receivable from Calamos Investments of $21.0 million as of December 31, 2014, that are reported together with Calamos Investments’ consolidated assets in the consolidated statements of financial condition. Additionally, net income before income taxes, of $76.6 million, $107.6 million and $141.0 million, respectively, for the years ended December 31, 2014, 2013 and 2012, each included $3.6 million, $2.0 million and $230,000, respectively, of income on cash and cash equivalents and investment securities held solely by CAM. These portions of CAM’s income and expense are not affected by non-controlling interests.
Calamos Investments, through a wholly owned subsidiary, is indirectly the general partner and controls the operations of Calamos Arista Strategic Fund LP (formerly Black Strategic Fund, LP), a U.S. feeder fund and Calamos Arista Strategic Fund Ltd, an offshore feeder fund both to Calamos Arista Strategic Master Fund LTD (formerly Black Strategic Master Fund Ltd.), a hedge fund in the Cayman Islands. As Calamos Investments is the general partner and controls the operations of Calamos Arista Strategic Fund LP and Calamos Arista Strategic Fund Ltd, the results of these partnerships and the master fund are included in the Company’s consolidated financial results. Calamos Arista Strategic Fund LP was liquidated on December 26, 2014. The partnership redemptions were completed subsequent to December 31, 2014, therefore, the amount due to non-controlling interest of $7.7 million related to this partnership investment is presented in liabilities of partnership investments in our consolidated statements of financial condition for the year ended December 31, 2014. Calamos Investments, through its wholly owned subsidiaries and affiliates, is indirectly the general partner and controls the operations of Calamos Global Opportunities Fund LP, for which it acquired a majority interest in the partnership during the second quarter of 2014. The results of this partnership are included in the Company's consolidated financial statements for the year ended December 31, 2014. The operations of Calamos International Growth Fund LP were controlled by CAL, the general partner. In December 2013, the limited partners of Calamos International Growth Fund LP redeemed all of their interests in the fund. As a result, the Company deconsolidated Calamos International Growth Fund LP and accounted for this partnership investment using the equity method as of December 31, 2013. Calamos International Growth Fund LP was dissolved on April 10, 2014. See Note 7, Partnership Investments, for more discussion regarding these funds.
For the periods the partnerships are consolidated, the assets and liabilities of the partnerships are presented as partnership investments and liabilities of partnership investments, respectively, in the consolidated statements of financial condition. The net income for these partnerships are included in investment and other income in the consolidated statements of operations, and the change in partnership investments is included in contributions to or distributions from partnership investments in the consolidated statements of cash flows. The underlying assets and liabilities that are being consolidated are described in Note 7, Partnership Investments. The combined interests of all of the consolidated partnerships not owned by the Company and that are redeemable at the option of the holder, are presented as redeemable non-controlling interest in partnership investments in the Company’s consolidated financial statements for the periods those partnerships were consolidated.
The Company holds non-controlling interests in certain other partnership investments that are included in partnership investments in the consolidated statements of financial condition. These other partnership investments are accounted for under the equity method.
Reclassifications
The Company changed the presentation of assets and liabilities of partnership investments from a net basis to a gross basis in the consolidated statements of financial condition. Amounts previously reported have been reclassified to conform to the current period's presentation.
Cash and Cash Equivalents
All highly liquid financial instruments with maturities of three months or less from date of purchase, consisting primarily of investments in insured money market accounts and money market funds, are considered cash equivalents.
Receivables from Customers
Receivables from customers represent balances arising from contractual investment advisory services provided to separate account customers and are recorded on an accrual basis. Provisions for bad debt expense during the years ended December 31, 2014, 2013, and 2012 and allowance for doubtful accounts as of December 31, 2014 and 2013, were not material.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
Investment securities that are classified as trading securities are carried at fair value with all changes in the value of the securities going through current earnings. Therefore, both realized and unrealized gains and losses on these securities are included in investment and other income in the consolidated statements of operations.
On a quarterly basis, the Company conducts reviews to assess whether an other-than-temporary impairment exists on its available-for-sale investment securities. Other-than-temporary declines in value may exist when the fair value of an investment security has been below the carrying value for an extended period of time. If an other-than-temporary decline in value is determined to exist, the unrealized investment loss, net of tax is recognized in the consolidated statements of operations in the period in which the other-than-temporary decline in value occurs, as well as an accompanying permanent adjustment to accumulated other comprehensive income. See Note 5, Investment Securities for more discussion related to the other-than-temporary impairment charges recorded in 2014 and 2013.
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
Goodwill
The Company’s goodwill represents the future economic benefits arising from Calamos Investments’ acquisition of Black Capital, LLC (“Black Capital”) that are not individually identified and separately recognized. Goodwill is assessed for impairment at the reporting unit level, Calamos Investments, at least annually, or whenever events or circumstances occur indicating that an impairment may have occurred. The goodwill impairment test is a two-step process. The first step requires the Company to estimate the fair value of its reporting unit and compare the fair value to the reporting unit’s carrying amount. If the fair value exceeds the carrying amount, the goodwill is not considered impaired. To the extent the reporting unit’s carrying amount exceeds its fair value, the reporting unit’s goodwill may be impaired and the second step of the impairment test must be performed. The second step involves assigning the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities as if the reporting unit had been acquired in a business combination in order to determine the implied fair value of the reporting unit’s goodwill. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment loss, if any, which would equal the excess of the carrying amount of goodwill over the goodwill’s implied fair value. No impairment has been recorded for the years ended December 31, 2014, 2013 and 2012. See Note 3, Acquisition for more discussion related to the acquisition of Black Capital.
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
Property and equipment are reviewed for impairment when there is an indication that the carrying amount of an asset may not be recoverable. Carrying values are not recoverable when the undiscounted cash flows estimated to be generated by the assets are less than their carrying value. When an asset is determined to not be recoverable, the impairment loss is measured based on the excess, if any, of the carrying value of the asset over its respective fair value. Fair value is determined by discounted cash flows models, appraisals or other applicable methods.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Internally Developed Software
Certain internal and external development costs incurred in connection with developing or obtaining software for internal use are capitalized. These capitalized costs are included in property and equipment, net in the consolidated statements of financial condition and are amortized using the straight-line method over their estimated useful lives, ranging from three to five years. On an annual basis, the Company conducts reviews to assess the functionality and remaining useful lives of the capitalized software. Impairments of these assets, if any, are recognized in the consolidated statements of operations in the period in which the impairment occurs. No impairment for internally developed software has been recorded for the year ended December 31, 2014. For the years ended December 31, 2013 and 2012, the Company recorded impairment for its internally developed software totaling $199,000 and $107,000, respectively.
Restricted Cash
The Company has a $429,000 security deposit that is restricted from the Company’s general corporate use and is being reported in other non-current assets in the consolidated statements of financial condition.
Treasury Stock
During the years ended December 31, 2014 and 2013, Calamos Investments repurchased 1,849,729 and 1,220,330, respectively, shares of Class A common stock, at an average purchase price of $12.15 and $10.81, respectively, and a total cost of $22.5 million and $13.2 million, respectively, under its share repurchase programs.
Calamos Investments completed a share repurchase program of 3 million shares of the Company's outstanding Class A Common Stock for a total cost of $34.8 million on June 13, 2014. The program was implemented primarily to manage the dilution from share issuances under the Company’s incentive compensation plan. During the year ended December 31, 2014, Calamos Investments repurchased 1,779,670 shares of Class A common stock, at an average purchase price of $12.13 and a total cost of $21.6 million under this repurchase program. On November 13, 2014, the Company announced a repurchase of up to an additional 3 million shares of the Company's outstanding Class A Common Stock. During the year ended December 31, 2014, Calamos Investments repurchased 70,059 shares of Class A common stock, at an average purchase price of $12.54 and a total cost of $879,000 under this repurchase program.
As Calamos Investments is consolidated with CAM, the repurchased shares are reported as treasury shares.  As such, CAM’s 22.2% ownership interest in these shares as of December 31, 2014 and 2013, totaling $5.0 million and $2.9 million, respectively, is reported in treasury stock, with Calamos Interests’ 77.8% ownership interest in these shares totaling $17.5 million and $10.3 million, respectively, reported in non-controlling interest in the consolidated statements of financial condition. The total shares repurchased are not included in the calculation of basic and diluted earnings per share in accordance with GAAP.
During 2014 and 2013, CAM redeemed 294,686 and 165,524, respectively, Class A common shares from Calamos Investments for a value of $3.4 million and $1.8 million, respectively, which represents the fair value of the shares on the date of redemption. As Calamos Investments is consolidated with CAM, the impact of the distribution reflecting the non-controlling interest is $2.6 million and $1.4 million, respectively.
For the years ended December 31, 2014 and 2013, dividends on shares held by Calamos Investments totaled $1.2 million and $284,000, respectively. The payment of these dividends increased Calamos Investments' equity resulting in a $935,000 and $221,000, respectively, adjustment from additional paid in capital to non-controlling interest in Calamos Investments LLC, in the consolidated statement of changes in equity. This adjustment represents Calamos Interests' ownership interest in those dividend payments.
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

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
Income Taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. During 2014 and 2013, the Company recorded valuation allowance adjustments to reduce its deferred income tax assets to an amount that is more likely than not to be realized based on available evidence at the time estimates are made.
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

Future interest or penalties related to uncertain income tax positions are recognized in income tax provision when determined. The Company did not record any accrued interest or penalties related to uncertain tax positions through December 31, 2014.
Advertising Costs
Advertising costs are expensed as incurred and are included in marketing and sales promotion expenses in the consolidated statements of operations. For the years ended December 31, 2014, 2013 and 2012, advertising costs were $3.8 million, $3.7 million and $5.4 million, respectively.
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

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

common stock. Diluted shares which result in anti-dilution are excluded from the diluted earnings per share calculation and are detailed in Note 17, Earnings Per Share.
(3)    Acquisition
On August 31, 2012, Calamos Investments acquired Black Capital, a long/short equity investment firm located in New York City for a total purchase price of $6.8 million. The acquisition expanded the Company’s existing capabilities in alternative strategies with an investment team that manages a long/short equity hedge fund. At closing, $3.4 million was paid to the seller with the remaining balance due in two equal installments, payable 18 and 36 months thereafter. There are no performance contingencies associated with the remaining installment payments. This future obligation is reported in other current liabilities.
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
(4)Related-Party Transactions
CAL provides investment management and portfolio accounting services to the open-end funds and the closed-end funds. CFS acts as the sole distributor of the U.S. open-end funds. Calamos Investments LLP is the sole global distributor of the offshore funds. The Company earns management, distribution and portfolio accounting fees for these services that are accrued and settled monthly. The table below summarizes the total fees earned from affiliates identified above during the years ended December 31, 2014, 2013 and 2012:

(in thousands)	2014	2013	2012
Investment management fees from:
Open-end funds	$119,898	$124,875	$158,040
Closed-end funds	57,911	53,981	49,842
Totals	$177,809	$178,856	$207,882
Distribution fees from open-end funds	$48,942	$53,143	$66,604
Portfolio accounting fees from:
Open-end funds	$1,756	$1,810	$2,239
Closed-end funds	727	679	623
Totals	$2,483	$2,489	$2,862
In September 2012, CAL began providing investment management services to Calamos Arista Strategic Master Fund LTD, a hedge fund in the Cayman Islands. Calamos Arista Strategic Fund LP was a newly consolidated partnership and U.S. feeder fund to Calamos Arista Strategic Master Fund LTD.  For the years ended December 31, 2014, 2013 and 2012, management and incentive fees for those services were $58,000, $85,000 and $16,000, respectively.
Calamos Investments is party to a lease with 1111 Warrenville Road LLC, a subsidiary of Calamos Property Holdings LLC (“CPH”). In January 2011, Calamos Investments and 1111 Warrenville Road LLC amended the lease in order to extend the term for two years with automatic one year renewals and to increase the base rent accordingly. Rent under the lease commenced in August 2005 and will end on December 31, 2015. For the years ended December 31, 2014, 2013 and 2012 annual base rent and operating expense payments were $774,000, $712,000 and $809,000, respectively.
Calamos Investments is party to a 20-year lease with 2020 Calamos Court LLC, a subsidiary of CPH, with respect to the corporate headquarters constructed for the Company’s occupancy. Rent under the lease commenced in April 2005 and will end on May 31, 2025. For the years ended December 31, 2014, 2013 and 2012, annual base rent payments were $3.7 million, $3.6 million and $3.5 million, respectively. Annual base rent payments increase by 3% annually for the remaining term of the lease. Calamos Investments may not terminate the lease unless a casualty, condemnation or temporary government taking affects all or a substantial portion of the leased premises. 2020 Calamos Court LLC may only terminate the lease upon specified events of default, which are subject to applicable grace periods.
Calamos Investments is party to an agreement with Primacy Business Center LLC (“Primacy”), a subsidiary of CFP, where office space at the Company’s corporate headquarters is subleased to Primacy. The lease expires December 31, 2015, but automatically extends annually. Calamos Investments recognized sublease rental income of $277,000 for each of the years ended December 31,

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2014, 2013 and 2012, which is classified as other income and included in investment and other income in the consolidated statements of operations.
Calamos Investments is party to a 20-year lease with 2020 Calamos Court Annex LLC, a subsidiary of CPH, with respect to the cafeteria in the Company’s corporate headquarters. Rent under the lease commenced in December 2005 and will end on May 31, 2025. For the years ended December 31, 2014, 2013 and 2012, annual base rent and operating expense payments were $321,000, $300,000 and $289,000, respectively. Annual base rent payments increase by 3% annually for the remaining term of the lease.
Calamos Investments is party to an agreement with CF Restaurant Enterprises LLC (“CFRE”), a subsidiary of CFP, where CFRE provides food and beverage services to Calamos Investments. Calamos Investments guarantees minimum daily revenues and CFRE agrees that certain quantities and combinations of food and beverage will be available at a predetermined price. For the years ended December 31, 2014, 2013 and 2012, Calamos Investments incurred expenses of $940,000, $956,000 and $976,000, respectively.
Calamos Investments is party to a 7.5 year lease with CityGate Centre I LLC, a subsidiary of CPH, with respect to office space. Rent payments under the lease commenced in May 2008 and will end on April 30, 2015. For the years ended December 31, 2014, 2013 and 2012, annual base rent and operating expense payments were $990,000, $943,000 and $922,000, respectively. Annual base rent payments increase by 2.5% annually.
Calamos Investments headquarter campus is owned and operated by CFP, CPH and their subsidiaries (collectively, “CityGate Centre”) and is utilized by the Company to promote its business and brand awareness both in the local community and with its visiting strategic clients. CityGate Centre offers amenities such as hotel accommodations, restaurants and event planning services.  For the years ended December 31, 2014, 2013 and 2012, Calamos Investments had expense payments of $530,000, $533,000 and $632,000, respectively, related to these services.
JPC Falcon 1109 LLC (“JPC Falcon”) is an affiliated company controlled by a principal of the Company. CAL was party to a non-exclusive lease agreement with JPC Falcon, dated April 26, 2012, whereby CAL had use of an airplane owned by JPC Falcon. Under the agreement, CAL had use of the airplane for business travel and agreed to pay for the airplane use, along with other related expenses. There were no expenses related to this agreement in 2014 and 2013. For the year ended December 31, 2012, expenses related to this agreement were $589,000. The agreement expired on April 26, 2013.
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
The following table summarizes fees that have been recorded as expense allocations during the twelve months ended and the net receivable balance as of December 31, 2014, 2013 and 2012:

(in thousands)	2014	2013	2012
Expense allocated from the Company to CPH	$590	$556	$606
Expense allocated from the Company to CFP	243	236	245
Expense allocated from the Company to Dragon	16	16	18
Total expenses allocated from the Company to affiliates	849	808	869
Expense allocated from CPH and CFP to the Company	173	151	196
Net expense allocated from the Company to affiliates	$676	$657	$673
Net receivable for management services from CPH	$40	$43	$1
Net receivable (payable) for management services from CFP	$(11)	$9	$4
Net receivable for management services from Dragon	$1	$1	$41
Other receivables as a result of Black Capital purchase	$—	$—	$38
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

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(5)	Investment Securities
The following table provides a summary of investment securities as of December 31, 2014 and 2013:

(in thousands)
December 31, 2014	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
Funds
Equity
Global Growth	$142,610	$5,275	$(1,872)	$146,013
U.S. Growth	64,526	3,194	(410)	67,310
Value	9,979	286	(171)	10,094
Alternative	40,752	1,283	(4)	42,031
Fixed Income/High Yield	17,596	1	(423)	17,174
Convertible	10,163	15	(1)	10,177
Multi-Strategy	1,494	198	(9)	1,683
Total Funds	287,120	10,252	(2,890)	294,482
Common stock	136	125	—	261
Total available-for-sale securities	$287,256	$10,377	$(2,890)	$294,743
Trading securities:
Funds
Equity
U.S. Growth	$52,147	$33	$(6,964)	$45,216
Total investment securities				$339,959

(in thousands)
December 31, 2013	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
Funds
Equity
Global Growth	$214,811	$11,097	$(15)	$225,893
U.S. Growth	55,109	2,971	(436)	57,644
Value	9,886	315	(243)	9,958
Alternative	35,436	2,000	—	37,436
Fixed Income/High Yield	98,834	429	(4)	99,259
Convertible	142	3	—	145
Multi-Strategy	1,272	130	(2)	1,400
Total Funds	415,490	16,945	(700)	431,735
Common stock	133	80	—	213
Total available-for-sale securities	$415,623	$17,025	$(700)	$431,948
Trading securities:
Funds
Equity
U.S. Growth	$48,539	$320	$(8,566)	$40,293
Total investment securities				$472,241
Of the $339.7 million and $472.0 million investments in Funds at December 31, 2014 and 2013, respectively, $339.7 million and $427.6 million, respectively, were invested in affiliated funds and accounts that are separately managed.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The aggregate fair value of available-for-sale investment securities that were in an unrealized loss position at December 31, 2014 and 2013 was $98.1 million and $14.0 million, respectively. As of December 31, 2014 and 2013, the Company had no investment securities that had been in a continuous loss position for 12 months or longer.
The Company recorded other-than-temporary impairment charges of $667,000 and $7.5 million, respectively, on certain available-for-sale securities with unrealized losses during 2014 and 2013. The other-than-temporary impairment charges were reported in non-operating income, in the consolidated statements of operations.
As of December 31, 2014, the Company believes that the remaining $2.9 million in unrealized losses on certain available-for-sale securities are only temporary in nature, as these losses are a result of short-term declines in the net asset value of the funds. Further, the Company has the intent and ability to hold these securities for a period of time sufficient to allow for recovery of the market value. The Company also considered current market conditions and the nature of the securities held when determining the recoverability of those securities market value.
The following table provides a summary of changes in investment securities for the years ended December 31, 2014, 2013 and 2012:

(in thousands)	2014	2013	2012
Available-for-sale securities:
Proceeds from sales	$293,662	$524,968	$344,911
Gross realized gains on sales	$11,024	$25,882	$28,587
Trading securities:
Unrealized gains (losses)	$1,315	$(8,813)	$94
The table below summarizes the tax provision (benefit) on unrealized gains and gains reclassified out of accumulated other comprehensive income (loss) on available-for-sale securities for the years ended December 31, 2014, 2013 and 2012:

	2014			2013			2012
(in thousands)	Before-Tax Amount	Tax Provision (Benefit)	After-Tax Amount	Before-Tax Amount	Tax Provision (Benefit)	After-Tax Amount	Before-Tax Amount	Tax Provision (Benefit)	After-Tax Amount
Available-for-sale securities:
Changes in unrealized gains	$3,173	$404	$2,769	$39,630	$3,793	$35,837	$19,027	$1,554	$17,473
Reclassification adjustment for realized gains included in income	(12,012)	(1,324)	(10,688)	(19,732)	(1,679)	(18,053)	(20,512)	(1,676)	(18,836)
Other comprehensive income (loss)	$(8,839)	$(920)	$(7,919)	$19,898	$2,114	$17,784	$(1,485)	$(122)	$(1,363)
Reclassification of realized gains out of accumulated other comprehensive income (loss) are reported in non-operating income, in investment income, in the consolidated statement of operations.  See Note 15, Non-Operating Income.
(6)Derivative Assets and Liabilities
The Company used exchange-traded option contracts as an economic hedge of price changes in its investment securities portfolio in order to reduce the volatility equity markets had on the fair value of the Company's corporate investment portfolio and that could have resulted in realized or unrealized losses during the third and fourth quarters of 2014. The Company's investment securities, totaling $340.0 million at December 31, 2014, consist primarily of positions in several Calamos equity and fixed income funds. The equity price risk in the investment portfolio was hedged using exchange-traded option contracts that correlate most closely with the change in value of the portfolio being hedged. The use of these option contracts was part of a hedge overlay strategy to minimize downside risk in the hedged portfolio. The Company may adjust its hedge position in response to movement and volatility in prices and changes in the composition of the hedged portfolio, but generally is not actively buying and selling contracts.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company has elected not to offset its derivative assets with its derivative liabilities even if a right of offset exists. When applicable, the fair value of option contracts is reported on a gross basis in derivative assets and derivative liabilities in the consolidated statements of financial condition. Net gains and losses on these contracts are reported in investment and other income in the consolidated statements of operations with net losses of $1.8 million, $1.9 million and $10.5 million for the years ended December 31, 2014, 2013 and 2012, respectively. The Company used these derivatives for risk management purposes but has not designated the contracts as hedges for accounting purposes. The Company had no derivative instruments outstanding as of December 31, 2014 and 2013.
(7)Partnership Investments
Presented below are the underlying assets and liabilities of the partnerships that the Company reports on a consolidated basis, as well as partnership investments that the Company accounts for under the equity method. These investments are presented as partnership investments and liabilities of partnership investments, respectively, in its consolidated statements of financial condition as of December 31, 2014 and 2013.

(in thousands)	2014	2013
Consolidated partnerships:
Assets
Securities owned	$103,079	$29,149
Cash and cash equivalents	39,205	12,208
Receivables for securities sold	—	1,076
Other current assets	1,188	30
Exchange-traded option contracts	201	150
Total assets of consolidated partnerships	$143,673	$42,613
Liabilities
Securities sold not yet purchased	$—	$(10,670)
Payables for securities purchased	(2,256)	(1,576)
Due to non-controlling interest in partnership investments	(7,719)	—
Accrued expenses and other current liabilities	(142)	(76)
Exchange-traded options contracts	—	(56)
Total liabilities of consolidated partnerships	$(10,117)	$(12,378)

Equity method investment in partnerships	$50	$3,812
Profits and losses are allocated to the general partner and limited partners in proportion to their ownership interests at the beginning of each month. Partners' admissions, additional contributions and withdrawals are permitted on a monthly basis.
During 2012, the Company formed a wholly owned limited liability company, which became the general partner of Calamos Arista Strategic Fund LP, a U.S. feeder fund and Calamos Arista Strategic Fund Ltd, an offshore feeder fund that both invested in Calamos Arista Strategic Master Fund Ltd. As the general partner of Calamos Arista Strategic Fund LP, the Company had certain rights, including rights to any incentive fees that may have been earned from the net profits of the master fund. As a result of the Company’s control and majority ownership interest, the Company consolidated this partnership. This investment is presented as a consolidated partnership for the years ended December 31, 2014 and 2013. Calamos Arista Strategic Fund LP was liquidated on December 26, 2014, and as of December 31, 2014, the net assets were $30.8 million. The partnership redemptions were completed subsequent to December 31, 2014.
The Company was a general partner of Calamos International Growth Fund LP. In December 2013, the limited partners of Calamos International Growth Fund LP redeemed all of their interests in the fund. As a result, the Company accounted for this partnership investment using the equity method as of December 31, 2013. Calamos International Growth Fund LP was dissolved on April 10, 2014. This investment is presented as an equity method investment in partnerships as of December 31, 2013, in the table above.
The Company held a non-controlling interest in Calamos Global Opportunities Fund LP during 2013 and early 2014 and therefore, accounted for this investment using the equity method. During the second quarter of 2014, Calamos Investments, through its wholly owned subsidiaries and affiliates, acquired a majority interest in Calamos Global Opportunities Fund LP. During 2013, the Company redeemed $18.7 million of its interest in Calamos Global Opportunities Fund LP for proceeds of $20.0 million,

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

resulting in a realized gain of $1.3 million.This investment is presented as a consolidated partnership as of the year ended December 31, 2014, and an equity method investment as of December 31, 2013, in the table above.
As of December 31, 2014 and 2013, the Company held non-controlling interests in another partnership and therefore, accounted for this investment using the equity method. This investment is presented as an equity method investment in partnerships in the table above.
(8)Fair Value Measurements
The Company utilizes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows: Level 1 — observable inputs such as quoted prices for identical assets and liabilities in active markets; Level 2 — inputs, other than the quoted prices in active markets, that are observable either directly or indirectly (including quoted prices of similar securities, interest rates, credit risk, fair value adjustments to quoted foreign securities, etc.); and Level 3 — unobservable inputs in which there is little or no market data, and require the reporting entity to develop its own assumptions. For each period presented, the Company did not have any assets or liabilities measured at fair value using Level 3 measurements. Transfers between levels are measured at the end of the reporting period. The Company had no transfers between levels during the years ended December 31, 2014 and 2013.
Investments are presented in the consolidated financial statements at fair value in accordance with GAAP. Investments in open-end funds are stated at fair value based on end of day published net asset values of shares owned by the Company. The fair value of investments in open-end funds was $297.0 million and $450.4 million at the end of December 31, 2014 and 2013, respectively. There are no unfunded commitments related to these investments. These investments may be redeemed daily with a redemption notice period of up to seven days. Investments in securities traded on a national securities exchange are stated at the last reported sales price on the day of valuation. Other securities, including derivatives, traded in the over-the-counter market and listed securities for which no sale was reported on that date are stated at the last quoted bid price. However, short sales positions and call options written are reported at the last quoted asked price. Convertible bonds, fixed income securities and other securities for which quotations are not readily available are valued at fair value based on observable inputs such as market prices for similar instruments as validated by third party pricing agencies and the Company’s prime broker. Debt securities are valued based upon evaluated prices received from an independent pricing service or from a dealer or broker who makes markets in such securities. Pricing services utilize various observable market data and as such, debt securities are generally categorized as Level 2.
The following tables provide the hierarchy of inputs used to derive the fair value of the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013. Foreign currency contracts are carried in the Company's partnership investments and are presented on a net basis where the right of offset exists, and had no impact for either period presented.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

		Fair Value Measurements Using
(in thousands) Description	December 31, 2014	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)
Cash and cash equivalents
Money market funds	$1,209	$1,209	$—
Investment securities (Note 5)
Funds
Equity
Global Growth	146,013	146,013	—
U.S. Growth	112,526	112,526	—
Value	12,218	12,218	—
Alternative	42,031	42,031	—
Fixed Income/High Yield	17,174	12,174	5,000
Convertible	11,021	11,021	—
Multi-Strategy	1,683	1,683	—
Total Funds	342,666	337,666	5,000
Common stock	261	261	—
Investment securities	342,927	337,927	5,000
Securities and derivatives owned by partnership investments (Note 7)
Common stocks	51,403	26,237	25,166
Preferred stocks	5,736	2,281	3,455
Convertible bonds	41,119	—	41,119
Corporate bonds	4,821	—	4,821
Foreign currency	513	513	—
Money market funds	37,060	7,851	29,209
Exchange-traded put option contracts	201	201	—
	140,853	37,083	103,770
Securities sold but not yet purchased (Note 5)
Common stocks	(2,968)	(2,968)	—
Total	$482,021	$373,251	$108,770

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

		Fair Value Measurements Using
(in thousands) Description	December 31, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)
Cash and cash equivalents
Money market funds	$1,752	$1,752	—
Investment securities (Note 5)
Funds
Equity
Global Growth	225,892	225,892	—
U.S. Growth	97,936	97,936	—
Value	9,959	9,959	—
Alternative	37,436	37,436	—
Fixed Income/High Yield	99,260	99,260	—
Convertible	145	145	—
Multi-Strategy	1,400	1,400	—
Total Funds	472,028	472,028	—
Common stock	213	213	—
Investment securities	472,241	472,241	—
Securities and derivatives owned by partnership investments (Note 7)
Common stocks	29,149	29,149	—
Exchange-traded put option contracts	150	150	—
	29,299	29,299	—
Securities sold but not yet purchased by partnership investments (Note 7)
Common stocks	(10,185)	(10,185)	—
Exchange-traded funds	(485)	(485)	—
Exchange-traded call option contracts	(56)	(56)	—
	(10,726)	(10,726)	—
Total	$492,566	$492,566	$—
The fair value of the Company’s long-term debt, which has a total carrying value of $46.0 million and $92.1 million at December 31, 2014 and 2013, was $54.2 million and $104.4 million, respectively. During the third quarter of 2014, $46.2 million of senior notes outstanding were repaid. The fair value of the Company’s payment obligation, which has a carrying value of $1.7 million and $3.4 million at December 31, 2014 and 2013, was $1.7 million and $3.3 million, respectively. This obligation, which is associated with the Company's purchase of Black Capital in 2012, is reported in other current liabilities in the consolidated statements of financial condition. These fair value estimates are calculated using discounted cash flows based on the Company’s incremental borrowing rates and market inputs for similar bonds for the debt, and the treasury yield curve plus market spread for the payment obligation. The fair values of the debt and payment obligation are based on Level 2 inputs within the fair value hierarchy.
The carrying value of all other financial instruments approximates fair value due to the short maturities of these financial instruments.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(9)	Property and Equipment
As of December 31, 2014 and 2013, property and equipment and related accumulated depreciation were as follows:

(in thousands)	2014	2013
Property and equipment:
Furniture, fixtures and equipment	$25,421	$27,617
Leasehold improvements	32,062	32,062
Computer software	17,908	17,650
Total costs	75,391	77,329
Accumulated depreciation and amortization	(61,145)	(60,339)
Property and equipment, net	$14,246	$16,990
Computer software includes both internally developed software and software purchased.
(10)Loans Payable
The Company has access to margin loans for the settlement of call options, as well as an additional source of liquidity. The interest rate that can be charged on margin loans is 1.5% per annum, based on the brokerage firm’s lending rate. These loans are due on demand. The Company can borrow up to 70% of its marginable securities on deposit with its brokerage firm. The Company had no margin loan balances outstanding at December 31, 2014 and 2013.

(11)	Debt
In July 2007, Calamos Investments completed a private debt offering of $375 million aggregate principal senior unsecured notes, with three series consisting of $197 million of 6.33% notes due July 15, 2014, $85 million of 6.52% notes due July 15, 2017 and $93 million of 6.67% notes due July 15, 2019. On July 15, 2014, Calamos Investments repaid at maturity $46.2 million of the senior notes outstanding. In December 2008, the Company paid down a portion of its outstanding long-term debt and re-negotiated its debt covenants. As of December 31, 2014 and 2013, the outstanding balances of the notes totaled $46.0 million and $92.1 million, respectively. Of the outstanding balances of the notes, $46.2 million was current as of December 31, 2013.
The table below summarizes the debt balance at December 31, 2014 and 2013:

(in thousands)	2014	2013
Senior unsecured notes:
6.33% notes due July 15, 2014	$—	$46,160
6.52% notes due July 15, 2017	22,100	22,100
6.67% notes due July 15, 2019	23,855	23,855
Total debt	45,955	92,115
Less current portion of long-term debt	—	(46,160)
Total long-term debt	$45,955	$45,955
The table below summarizes the aggregate contractual annual maturities for the total debt balance at December 31, 2014:

(in thousands)	Contractual Maturities
2015	$—
2016	—
2017	22,100
2018	—
2019	23,855
Thereafter	—
Total long-term debt	$45,955
Under the amended note purchase agreements governing the terms of these notes, Calamos Investments must maintain certain consolidated net worth in addition to leverage, investment and interest coverage ratios. The amended note purchase agreements

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

also contain other covenants that, among other things, restrict the ability of Calamos Investments’ subsidiaries to incur debt and restrict the ability of Calamos Investments or its subsidiaries to create liens and to merge or consolidate, or sell or convey all or substantially all of Calamos Investments’ assets and places certain limitations on distributions and redemptions of equity interests. As of December 31, 2014 and 2013, the Company was in compliance with all covenants.
The weighted average interest rate on the notes is 6.60% over the remaining life of the notes.
(12)Common Stock
All shares of Class A Common Stock and Class B Common Stock are identical and entitle the holders to the same rights and privileges, including dividend rights and liquidity rights, unless otherwise required by law. However, the holders of Class B Common Stock possess super-voting rights which represents a 97.4% voting interest in the Company.
(13)Profit Sharing Plan
The Company contributes to a defined contribution profit sharing plan (the "PSP Plan") covering substantially all employees. Contributions to the PSP Plan are at the discretion of the Company and include discretionary profit sharing and matching components. For the years ended December 31, 2014, 2013 and 2012, the Company recorded expense for the contributions to the PSP Plan in the amounts of $3.9 million, $2.5 million and $4.3 million, respectively. This expense is included in employee compensation and benefits on the consolidated statements of operations.
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
RSUs entitle each recipient to receive a share of Class A common stock and a dividend equivalent to the actual dividends declared on CAM’s Class A common stock. RSUs are granted with no strike price and, therefore, the Company receives no proceeds when the RSUs vest. These awards, including accrued dividends, vest at the end of the restriction period, generally not to exceed six years after the grant date, and are expensed on a straight-line basis over this period. For the years ended December 31, 2014, 2013 and 2012, 897,082 RSUs, 838,663 RSUs and 1,484,723 RSUs with an estimated fair value of $10.7 million, $8.9 million and $15.9 million, respectively, were awarded to employees of the Company in accordance with the provisions of the plan. A summary of the RSU activity follows:

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2011	1,818,737	$14.75
Granted	1,484,723	10.70
Forfeited	(359,129)	13.78
Exercised upon vesting	(332,225)	20.11
Outstanding at December 31, 2012	2,612,106	12.26
Granted	838,663	10.66
Forfeited	(407,656)	12.14
Exercised upon vesting	(458,138)	14.96
Outstanding at December 31, 2013	2,584,975	11.58
Granted	897,082	11.89
Forfeited	(501,194)	11.00
Exercised upon vesting	(413,298)	12.27
Outstanding at December 31, 2014	2,567,565	11.69
Converted during the year ended December 31:
2012	259,258	$12.34
2013	310,080	10.87
2014	294,686	12.23
As of December 31, 2014, the Company had 2,567,565 RSUs outstanding with a weighted average remaining contractual life of 2.9 years and an aggregate intrinsic value of $34.2 million. The weighted average fair value of RSUs at the date of grant for the years ended December 31, 2014, 2013 and 2012 were $11.89, $10.66 and $10.70 per share, respectively. The aggregate intrinsic value and the fair value of RSUs that vested and were exercised during 2014, 2013 and 2012 was $5.1 million, $5.0 million and $4.1 million, respectively.
For the years ended December 31, 2014, 2013 and 2012, 413,298 RSUs, 458,138 RSUs and 332,225 RSUs, respectively, were vested and exercised and, after 118,612 RSUs, 148,058 RSUs and 72,967 RSUs, respectively, were withheld for taxes, 294,686 RSUs, 310,080 RSUs and 259,258 RSUs, respectively, were converted, on a one-for-one basis, for shares of CAM’s Class A common stock. The total intrinsic value and the fair value of the converted shares were $3.6 million, $3.4 million and $3.2 million, respectively. The total tax benefit realized in connection with the exercise of the RSUs during 2014, 2013 and 2012 were $471,000, $443,000 and $367,000, respectively, as the Company receives tax benefits equal to the fair value of CAM’s common stock on the exercise date, less the amount attributable to the non-controlling interest.
Stock options entitle each recipient to purchase a share of Class A common stock in exchange for the stated exercise price upon vesting of each award. Under the plan, the exercise price of each option, which has a 10-year life, equals the market price of the Company’s stock on the date of grant. No awards were granted during the years ended December 31, 2014, 2013 and 2012.
Summarized information on the Company’s outstanding stock options at December 31, 2014 was as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Average Remaining Contractual Life	Weighted Average Option Price	Number of Shares	Weighted Average Option Price
$17.80	153,754	1.9	$17.80	153,754	$17.80
$18.00 - $29.11	1,019,588	2.2	$23.85	1,019,588	$23.85
$35.43	255,825	1.1	$35.43	255,825	$35.43
	1,429,167	2.0	$25.27	1,429,167	$25.27
The outstanding options do not have an intrinsic value as the exercise price exceeded the market value.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of the stock option activity was as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2011	2,345,063	$23.28
Forfeited/expired	(149,649)	22.14
Outstanding at December 31, 2012	2,195,414	23.36
Forfeited/expired	(93,846)	21.94
Outstanding at December 31, 2013	2,101,568	23.42
Forfeited/expired	(672,401)	19.49
Outstanding at December 31, 2014	1,429,167	25.27

Exercisable at December 31:
2012	1,654,100	$24.14
2013	1,910,292	23.76
2014	1,429,167	25.27
For the years ended December 31, 2014, 2013 and 2012, compensation expense recorded in connection with the RSUs and stock options was $6.6 million, $7.0 million and $5.1 million, respectively, of which $1.5 million, $1.6 million and $1.1 million, respectively, was credited as additional paid-in capital. For the years ended December 31, 2014, 2013 and 2012, the amount of deferred tax asset created was $545,000, $577,000 and $415,000, respectively. As of December 31, 2014, $16.3 million of total unrecognized compensation expense related to unvested stock option and RSU awards is expected to be recognized over a weighted average service period of 2.9 years.
(15)Non-Operating Income
Non-operating income was comprised of the following components for the years ended December 31, 2014, 2013 and 2012:

(in thousands)	2014	2013	2012
Interest income	$160	$257	$385
Interest expense	(4,669)	(6,021)	(6,017)
Net interest expense	(4,509)	(5,764)	(5,632)
Investment income	17,585	29,891	22,073
Dividend income	1,987	5,355	4,557
Miscellaneous other income	341	193	207
Investment and other income	19,913	35,439	26,837
Non-operating income	$15,404	$29,675	$21,205

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(16)Income Taxes
The income tax provision for the years ended December 31, 2014, 2013 and 2012 consists of the following:

(in thousands)	2014	2013	2012
Current:
Federal	$(1,767)	$(216)	$2,298
State:
CAM portion	(92)	23	185
Calamos Interests portion	178	56	(148)
Foreign	15	—	—
Total current income tax provision (benefit)	(1,666)	(137)	2,335
Deferred:
Federal	6,833	5,867	9,358
State	620	532	875
Total deferred income tax provision	7,453	6,399	10,233
Total income tax provision	$5,787	$6,262	$12,568
Calamos Investments is subject to certain income-based state taxes; therefore, income tax provision reflects not only the portion attributed to CAM stockholders but also a portion of income tax provision attributable to non-controlling interests.
The Company files income tax returns in federal, state and foreign tax jurisdictions. The Company is subject to U.S. federal, state and local examinations by tax authorities for years 2011 – 2014. The Internal Revenue Service (“IRS”) completed its examination of the Company’s U.S. income tax returns for years 2011 and 2012 in the third quarter of 2014, resulting in no proposed adjustments.
The following table reconciles the statutory federal income tax rate to the effective income tax rate for the years ended December 31, 2014, 2013 and 2012, respectively.

	2014	2013	2012
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefits	2.0%	2.0%	2.0%
Other non-deductible items	0.7%	0.4%	0.4%
Calamos Investments’ state income taxes	1.1%	0.3%	(0.6)%
Impact of deferred tax assets valuation allowance	(10.4)%	(12.2)%	6.1%
Impact of re-measuring certain deferred tax assets	—%	—%	(2.3)%
Impact of expiring employee stock options	2.4%	—%	—%
Impact on net deferred tax assets from change in statutory income tax rate	(0.6)%	(0.3)%	—%
Effective income tax rate	30.2%	25.2%	40.6%
Calamos Interests state income taxes	(0.9)%	(0.2)%	0.5%
CAM effective income tax rate	29.3%	25.0%	41.1%
Deferred income taxes reflect the expected future tax consequences of temporary differences between carrying amounts and tax bases of the Company’s assets and liabilities. During 2014 and 2013, the Company recorded a $2.0 million and $3.0 million valuation allowance reversal, respectively, based on additional net capital gains realized.
The significant components of deferred income taxes at December 31, 2014 and 2013 are as follows:

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands)	2014	2013
Deferred tax assets:
Intangible assets	$34,459	$42,373
Capital loss carryforward	169	2,317
Differences between book basis and tax basis of investments	4,165	3,303
Stock-based compensation	2,098	2,433
Other	698	776
Total deferred tax assets	41,589	51,202
Valuation allowance on capital loss carryforward	—	(2,148)
Total deferred tax assets, net of valuation allowance	41,589	49,054
Deferred tax liabilities:
Unrealized net holding gains on investments of available-for-sale securities	902	1,822
Deferred sales commission	85	137
Goodwill	81	46
Other	260	309
Total deferred tax liabilities	1,328	2,314
Net deferred tax assets	$40,261	$46,740
Deferred tax assets and liabilities are reflected on the Company’s consolidated statements of financial condition as net deferred tax assets. The current and non-current portions of the net deferred tax asset were $9.2 million and $31.1 million, respectively, at December 31, 2014 and $10.2 million and $36.6 million, respectively, at December 31, 2013.
As of December 31, 2014, the Company’s net deferred income tax asset attributable to intangible assets was $34.5 million, which is being amortized and creating a tax benefit of $7.9 million per year over 15 years expiring during 2019. This deferred income tax asset was created as a result of the Company purchasing 20,000,000 membership units from CFP in 2004, whereby the Company made an election under Section 754 of the Internal Revenue Code to mark-to-market all qualified assets that it purchased, of which 17,000,000 membership units qualified for the stepped-up basis. Most of the assets receiving the stepped-up basis for tax purposes are in the form of intangible assets, such as management contracts, distribution contracts and intellectual property.
As of December 31, 2014, the Company’s total capital loss carryforward was $456,000 which will expire in 2017, if not used before the expiration date. As of December 31, 2014, the Company did not have a valuation allowance on this deferred tax asset.
As a result of Calamos Investments purchasing Black Capital in August 2012, the Company is amortizing goodwill in the amount of $6.4 million over 15 years, creating a deferred income tax liability.
As of December 31, 2014 and 2013, the Company had no material unrecognized tax benefits and it does not anticipate any unrecognized tax benefits arising in the next 12 months that would result in a material change to its financial position. A reconciliation is not provided, as the beginning and ending amounts of unrecognized benefits are zero with no interim additions, reductions or settlements.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(17)Earnings Per Share
The following table reflects the calculation of basic and diluted earnings per share:

(in thousands, except per share amounts)	2014	2013	2012
Earnings per share – basic:
Earnings available to common shareholders	$13,530	$18,628	$18,192
Weighted average shares outstanding	18,275	19,904	20,334
Earnings per share – basic	$0.74	$0.94	$0.89
Earnings per share – diluted:
Earnings available to common shareholders	$13,530	$18,628	$18,192
Weighted average shares outstanding	18,275	19,904	20,334
Dilutive impact of restricted stock units	714	448	412
Weighted average shares outstanding	18,989	20,352	20,746
Earnings per share – diluted	$0.71	$0.92	$0.88
When dilutive, diluted shares outstanding for 2014, 2013 and 2012 are calculated (a) assuming that Calamos Interests exchanged all of their ownership interest in Calamos Investments and their CAM Class B common stock for shares of CAM’s Class A common stock (the "Exchange") and (b) including the effect of outstanding dilutive equity incentive compensation awards. As of December 31, 2014, 2013 and 2012, the impact of the Exchange was anti-dilutive and, therefore, excluded from the calculation of diluted earnings per share.
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
The following table shows the number of shares which were excluded from the computation of diluted earnings per share as they were anti-dilutive:

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	2014	2013	2012
Shares of Class A common stock issuable upon an Exchange of Calamos Interests’ ownership in Calamos Investments*	27,916,544	34,594,896	36,735,145
Restricted stock units	174,523	558,473	—
Stock options	1,429,167	2,101,568	2,195,414
Total	29,520,234	37,254,937	38,930,559
* Number of shares calculated with the value of Calamos Investments determined by using the closing price of our shares as of December 31, 2014 ($13.32), December 31, 2013 ($11.84) and December 31, 2012 ($10.57) as well as assuming said closing prices fully reflect all of CAM's assets; including the application of a 12% discount rate to certain deferred tax assets at each of December 31, 2014, 2013 and 2012. The value of Calamos Investments is then multiplied by Calamos Interests' percentage ownership in Calamos Investments, with the result divided by the applicable year-end closing price. See Note 2, Summary of Significant Accounting Policies - Principles of Consolidation, for a description of certain assets owned by CAM.
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

In the normal course of business, the Company may be party to various legal proceedings from time to time. Management believes that a current complaint filed against CAL and CFS, alleging breaches of fiduciary duties with respect to the receipt of advisory, distribution and servicing fees paid by an open-end investment company advised by CAL, is without merit and CAL and CFS intend to defend themselves vigorously against the allegations. Currently, management believes that the ultimate resolution of this complaint will not materially affect the Company’s business, financial position or results of operations and that the likelihood of a material adverse impact is remote.
The Company leases office space and computer equipment under long-term operating leases expiring at various dates through fiscal year 2025. For the years ended December 31, 2014, 2013 and 2012 lease expenses were $5.6 million, $5.6 million and $5.2 million, respectively. As of December 31, 2014, the Company’s aggregate future minimum payments for operating leases having initial or non-cancelable terms greater than one year are payable as follows:

(in thousands)	Minimum Payments

Year ended December 31:
2015	$5,433
2016	4,705
2017	4,840
2018	4,953
2019	5,030
Thereafter	27,906
Total minimum lease payments	$52,867
(19)Regulatory and Net Capital Requirements
As a broker-dealer, CFS is subject to the Securities and Exchange Commission’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, and requires that the ratio of aggregate indebtedness to net capital (net capital ratio), as defined, shall not exceed 15 to 1. As of December 31, 2014 and 2013, the net capital, the excess of the required net capital and the net capital ratio were as follows:

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands)	2014	2013
Net capital	$1,791	$6,230
Excess of required net capital	$1,003	$5,394
Net capital ratio	6.60 : 1.0	2.01 : 1.0
(20)Concentration Risk
For the years ended December 31, 2014, 2013 and 2012, the percentage of revenues derived from services provided to three Company-sponsored open-end funds, the Calamos Growth Fund, the Calamos Growth and Income Fund and the Calamos Market Neutral Fund were as follows:

	2014	2013	2012
Calamos Growth Fund	18%	21%	26%
Calamos Growth and Income Fund	14%	15%	15%
Calamos Market Neutral Fund	14%	10%	7%
(21)Quarterly Financial Information (Unaudited)

	As of or for the Quarter Ended
	2014				2013
	Dec. 31	Sept. 30	June 30	March 31	Dec. 31	Sept. 30	June 30	March 31
(in millions)
Assets under management*	$23,506	$24,514	$25,755	$26,147	$26,543	$26,618	$25,797	$28,324
(in thousands, except share data)
Total revenue	$60,495	$63,532	$63,005	$63,930	$66,522	$64,965	$66,690	$70,953
Total operating expenses	45,868	47,679	46,371	49,854	44,579	49,541	48,286	48,838
Operating income	$14,627	$15,853	$16,634	$14,076	$21,943	$15,424	$18,404	$22,115
Net income attributable to CAM	$4,794	$3,369	$3,228	$2,139	$10,856	$2,697	$1,841	$3,234
Diluted earnings per share	$0.25	$0.18	$0.17	$0.11	$0.54	$0.13	$0.09	$0.16
Diluted shares outstanding	18,808,798	18,781,856	19,048,456	19,805,828	20,214,360	20,387,651	20,661,447	20,836,996
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

In February 2015, the Financial Accounting Standards Board ("FASB") issued an accounting update amending the consolidation requirements under GAAP. This standard modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. This guidance is effective for annual and interim periods beginning after December 15, 2015, and requires either a retrospective or a modified retrospective approach to adoption. Early adoption is permitted. The Company is currently evaluating the potential impact of this standard on its results of operations, cash flows or financial position, as well as the available transition methods.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In May 2014, the FASB issued new guidance on revenue from contracts with customers. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual and interim periods beginning after December 15, 2016 and shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. Early application of this standard is not permitted. The Company's effective date is January 1, 2017. The Company is evaluating the effect of adopting this new accounting guidance but does not expect adoption will have a material impact on its results of operations, cash flows or financial position.
(23)Subsequent Event
On January 13, 2015, Calamos Investments made a $10.0 million distribution, of which $7.8 million or 77.8% was distributed to Calamos Interests.
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
ITEM 9B. OTHER INFORMATION
Our 2015 Annual Meeting of Stockholders will be held on or about June 2, 2015 at our main offices, 2020 Calamos Court, Naperville, Illinois 60563.  The deadlines for director nominations and for stockholder proposals, whether or not for inclusion in our proxy statement submitted pursuant to Rule 14a-8 under the Exchange Act, remain unchanged.

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

William N. Shiebler Former Chief Executive Officer of the Americas Deutsche Asset Management
Additional information regarding the Directors and Executive Officers of the Company and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference from our definitive proxy statement for our 2015 Annual Meeting of Stockholders (the “Proxy Statement”).
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

10.3
Employment Agreement between Calamos Advisors LLC and Gary D. Black (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2012).

10.4	Amendment Number 1 to the Employment Agreement between Calamos Advisors LLC and Gary D. Black.

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

10.11
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

10.14
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 13, 2015
CALAMOS ASSET MANAGEMENT, INC.
By:/s/ Nimish S. Bhatt
Name: Nimish S. Bhatt
Title: Senior Vice President and
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John P. Calamos, Sr. John P. Calamos, Sr.	Chairman of the Board, Chief Executive Officer and Global Co-Chief Investment Officer (Principal Executive Officer)	March 13, 2015

/s/Nimish S. Bhatt Nimish S. Bhatt	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 13, 2015

/s/Gary D. Black Gary D. Black	Executive Vice President and Global Co-Chief Investment Officer	March 13, 2015

/s/ Thomas F. Eggers Thomas F. Eggers	Director	March 13, 2015

/s/ Richard W. Gilbert Richard W. Gilbert	Director	March 13, 2015

/s/ Keith M. Schappert Keith M. Schappert	Director	March 13, 2015

/s/ William N. Shiebler William N. Shiebler	Director	March 13, 2015