Form 10-Q
period 2015-03-31
Calamos Asset Management, Inc. /DE/
filed 2015-05-11
CIK 1299033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
 FORM 10-Q
________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
At May 1, 2015, there were 20,530,571 shares of Class A common stock and 100 shares of Class B common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share data)

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$72,812	$35,285
Receivables:
Affiliates and affiliated funds	16,017	16,024
Customers	3,330	2,967
Investment securities	289,645	339,959
Partnership investments	116,214	143,723
Prepaid expenses	4,201	3,188
Deferred tax assets, net	8,051	9,194
Other current assets	2,770	2,508
Total current assets	513,040	552,848
Non-current assets:
Deferred tax assets, net	31,098	31,067
Goodwill	6,380	6,380
Property and equipment, net of accumulated depreciation and amortization ($62,168 at March 31, 2015 and $61,145 at December 31, 2014)	13,740	14,246
Other non-current assets	2,252	2,615
Total non-current assets	53,470	54,308
Total assets	$566,510	$607,156
LIABILITIES AND EQUITY
LIABILITIES
Current liabilities:
Distribution fees payable	$8,767	$10,614
Accrued compensation and benefits	10,845	24,476
Interest payable	632	1,386
Liabilities of partnership investments	1,737	10,117
Accrued expenses and other current liabilities	6,438	6,009
Total current liabilities	28,419	52,602
Non-current liabilities:
Long-term debt	45,955	45,955
Deferred rent	8,821	8,803
Other non-current liabilities	1,224	1,710
Total non-current liabilities	56,000	56,468
Total liabilities	84,419	109,070

Redeemable non-controlling interest in partnership investments	79,216	76,167

EQUITY
Class A Common Stock, $0.01 par value; authorized 600,000,000 shares; 25,148,222 shares issued and 17,900,022 shares outstanding at March 31, 2015; 24,990,781 shares issued and 17,920,722 shares outstanding at December 31, 2014	251	250
Class B Common Stock, $0.01 par value; authorized 1,000 shares; 100 shares issued and outstanding at March 31, 2015 and December 31, 2014	—	—
Additional paid-in capital	222,614	221,208
Retained earnings	86,692	89,311
Accumulated other comprehensive income	2,061	1,297
Treasury stock; 7,248,200 shares at March 31, 2015 and 7,070,059 shares at December 31, 2014	(109,062)	(107,129)
Calamos Asset Management, Inc. stockholders’ equity	202,556	204,937
Non-controlling interest in Calamos Investments LLC (Calamos Interests)	200,319	216,982
Total equity	402,875	421,919
Total liabilities and equity	$566,510	$607,156
See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)
(unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014
REVENUES
Investment management fees	$45,948	$50,278
Distribution and underwriting fees	10,847	12,989
Other	622	663
Total revenues	57,417	63,930
EXPENSES
Employee compensation and benefits	24,874	23,996
Distribution expenses	10,517	12,651
Marketing and sales promotion	13,405	3,705
General and administrative	10,126	9,502
Total operating expenses	58,922	49,854
Operating income (loss)	(1,505)	14,076
NON-OPERATING INCOME
Net interest expense	(730)	(1,465)
Investment and other income	5,737	1,583
Total non-operating income	5,007	118
Income before income taxes	3,502	14,194
Income tax provision	465	1,362
Net income	3,037	12,832
Net (income) loss attributable to non-controlling interest in Calamos Investments LLC (Calamos Interests)	112	(10,630)
Net income attributable to redeemable non-controlling interest in partnership investments	(3,048)	(63)
Net income attributable to Calamos Asset Management, Inc.	$101	$2,139
Earnings per share:
Basic	$0.01	$0.11
Diluted	$0.01	$0.11
Weighted average shares outstanding:
Basic	17,872,357	19,079,163
Diluted	18,699,641	19,805,828

Cash dividends declared per share	$0.15	$0.125
See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014
Net income	$3,037	$12,832
Other comprehensive income, before income tax provision
Unrealized gains on available-for-sale securities:
Unrealized gains	9,016	2,518
Reclassification adjustment for realized gains included in net income	(853)	(816)
Other comprehensive income, before income tax provision	8,163	1,702
Income tax provision related to other comprehensive income	448	269
Other comprehensive income, after income tax provision	7,715	1,433
Comprehensive income	10,752	14,265
Comprehensive income attributable to non-controlling interest in Calamos Investments LLC (Calamos Interests)	(6,839)	(11,587)
Comprehensive income attributable to redeemable non-controlling interest in partnership investments	(3,048)	(63)
Comprehensive income attributable to Calamos Asset Management, Inc.	$865	$2,615
See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Three Months Ended March 31, 2015
(in thousands, except share data)
(unaudited)

	Calamos Asset Management, Inc. Stockholders
(in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Non-controlling Interest in Calamos Investments LLC (Calamos Interests)	Total	Redeemable Non-controlling Interest in Partnership Investments
Balance at December 31, 2014	$250	$221,208	$89,311	$1,297	$(107,129)	$216,982	$421,919	$76,167
Net income	—	—	101	—	—	(112)	(11)	3,048
Other comprehensive income	—	—	—	764	—	6,951	7,715	—
Issuance of common stock (157,441 Class A common shares)	1	(1)	—	—	—	—	—	—
Repurchase of common stock by Calamos Investments LLC (178,141 Class A common shares)	—	—	—	—	(495)	(1,734)	(2,229)	—
Impact of the redemption of common stock from Calamos Investments LLC by Calamos Asset Management, Inc. (157,441 Class A common shares)	—	1,438	—	—	(1,438)	—	—	—
Cumulative impact of changes in ownership of Calamos Investments LLC	—	(71)	—		—	(361)	(432)	1
Compensation expense recognized under stock incentive plans	—	360	—	—	—	1,260	1,620	—
Impact on non-controlling interests as a result of dividends paid to Calamos Investments LLC on repurchased common stock	—	(320)	—	—	—	320	—	—
Dividend equivalent accrued under stock incentive plans	—	—	(52)	—	—	(181)	(233)	—
Equity and tax distributions paid to non-controlling interests in Calamos Investments LLC (Calamos Interests)	—	—	—	—	—	(22,806)	(22,806)	—
Dividends declared	—	—	(2,668)	—	—	—	(2,668)	—
Balance at March 31, 2015	$251	$222,614	$86,692	$2,061	$(109,062)	$200,319	$402,875	$79,216
See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2015	2014
Cash and cash equivalents at beginning of period	$35,285	$39,078
Cash flows used in operating activities:
Net income	3,037	12,832
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of deferred sales commissions	509	638
Other depreciation and amortization	1,115	1,121
Loss on disposal of property and equipment	26	—
Deferred rent	18	(81)
Change in unrealized gains on trading securities, derivative assets, derivative liabilities and partnership investments	(9,467)	(8,779)
Net realized losses on sale of investment securities, derivative assets, derivative liabilities and partnership investments	3,914	7,992
Deferred taxes, net	698	1,989
Stock-based compensation	1,620	2,045
Employee taxes paid on vesting under stock incentive plans	(465)	(335)
(Increase) decrease in assets:
Receivables:
Affiliates and affiliated funds, net	7	(420)
Customers	(363)	1,268
Other assets	(1,428)	(2,836)
Decrease in liabilities:
Distribution fees payable	(1,847)	(743)
Accrued compensation and benefits	(13,631)	(11,895)
Accrued expenses and other liabilities	(1,078)	(3,811)
Net cash used in operating activities	(17,335)	(1,015)
Cash flows provided by investing activities:
Net additions to property and equipment	(628)	(249)
Purchases of investment securities	(4,396)	(8,618)
Proceeds from sale of investment securities	64,306	122,875
Contributions to partnership investments	—	(5,059)
Distributions from partnership investments	23,249	—
Net cash provided by investing activities	82,531	108,949
Cash flows used in financing activities:
Deferred tax benefit (expense) on vesting under stock incentive plans	34	(24)
Repurchase of common stock by Calamos Investments LLC (178,141 at March 31, 2015, and 1,036,615 at March 31, 2014 Class A common shares)	(2,229)	(12,206)
Equity distributions paid to non-controlling interests (Calamos Interests)	(15,559)	(38,897)
Tax distributions paid to non-controlling interests (Calamos Interests)	(7,247)	(12,136)
Cash dividends paid to common stockholders	(2,668)	(2,414)
Net cash used in financing activities	(27,669)	(65,677)
Net increase in cash and cash equivalents	37,527	42,257
Cash and cash equivalents at end of period	$72,812	$81,335
Supplemental disclosure of cash flow information:
Cash paid for:
Income taxes, net	$21	$111
Interest	$1,516	$2,977

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    Organization and Description of Business
Calamos Asset Management, Inc. (“CAM”), representing the public shares outstanding, as of March 31, 2015, owned 22.2% of the operating company, Calamos Investments LLC (“Calamos Investments”), with the remaining 77.8% privately owned by Calamos Family Partners, Inc. (“CFP”), a Delaware corporation, and John P. Calamos, Sr., the Chairman, Chief Executive Officer and Global Co-Chief Investment Officer of CAM. CAM, together with Calamos Investments and Calamos Investments’ subsidiaries (the “Company”), operates the investment advisory and distribution services businesses reported within these consolidated financial statements. CAM operates and is the sole manager, and thus controls all of the business and affairs of Calamos Investments and, as a result of this control, consolidates the financial results of Calamos Investments with its own financial results. CFP and John P. Calamos, Sr. (collectively "Calamos Interests") ownership interest, in accordance with applicable accounting guidance, is reflected and referred to within these consolidated financial statements as "non-controlling interest in Calamos Investments LLC". As shown in the diagram below, CFP also owns all of CAM’s outstanding Class B common stock, which represents 97.4% of the combined voting power of all classes of CAM’s voting stock. The graphic below illustrates our organizational and ownership structure as of March 31, 2015:

(1)	Represents combined economic interest of Calamos Family Partners, Inc. and John P. Calamos, Sr. who is also a member of Calamos Investments LLC.

(2)
Represents combined economic interest of all public stockholders, including John P. Calamos, Sr. and John P. Calamos, Jr.’s combined 15.86% ownership interest of Class A common stock. The calculation of ownership interest includes options and restricted stock units ("RSUs") that vest within 60 days, as well as CFP’s indirect ownership interest in Class A common stock purchased by Calamos Investments LLC, pursuant to the Company’s share repurchase plan.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company primarily provides investment advisory services to individuals and institutional investors through a number of investment products that include open-end funds and closed-end funds (the “Funds”), separate accounts, offshore funds, an exchange traded fund and partnerships, as well as provides model portfolio design and oversight for separately managed accounts. The subsidiaries through which the Company provides these services include: Calamos Advisors LLC (“CAL”), a Delaware limited liability company and registered investment advisor; Calamos Financial Services LLC (“CFS”), a Delaware limited liability company and registered broker-dealer; Calamos Wealth Management LLC, a Delaware limited liability company and registered investment advisor; and Calamos Investments LLP, a United Kingdom limited liability partnership, registered investment advisor with the Financial Conduct Authority in the United Kingdom, and a global distributor of the offshore funds and Company products. For reporting purposes, the offshore funds are included within the open-end funds.
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
The consolidated financial statements as of March 31, 2015 and for the three months ended March 31, 2015 and 2014 have not been audited by the Company’s independent registered public accounting firm. In the opinion of management, these statements contain all adjustments, including those of a normal recurring nature, necessary for fair presentation of the financial condition and results of operations. The results for the interim periods presented are not necessarily indicative of the results to be obtained for a full fiscal year. This Form 10-Q filing should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
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
The Calamos Interests’ combined 77.8% interest in Calamos Investments at March 31, 2015 and December 31, 2014, is represented as a non-controlling interest in Calamos Investments LLC in the Company’s consolidated financial statements. Non-controlling interest in Calamos Investments is derived by multiplying the historical equity of Calamos Investments by the Calamos Interests’ aggregate ownership percentage for the periods presented. Issuances and repurchases of CAM’s common stock may result in changes to CAM’s ownership percentage and to the non-controlling interests’ ownership percentage of Calamos Investments with resulting changes reflected in the consolidated statements of changes in equity. Income is allocated based on the average ownership interest during the period in which the income is earned.
CAM owns certain assets to which it has exclusive economic rights. As of March 31, 2015 and December 31, 2014, these assets included cash, cash equivalents and investment securities of $58.5 million and $79.3 million, net current and non-current deferred tax assets of $39.1 million and $40.3 million, net current income taxes receivable of $2.7 million and $2.4 million, and a loan receivable from Calamos Investments of $45.0 million and $21.0 million, respectively, that are reported together with Calamos Investments’ consolidated assets in the consolidated statements of financial condition. Additionally, net income before income taxes of $3.5 million and $14.2 million for the three months ended March 31, 2015 and 2014, respectively, each included $580,000 and $403,000, respectively, of interest income, dividend income and realized gains and losses on cash and cash equivalents held solely by CAM. These portions of CAM’s income and expense are not affected by non-controlling interests.
Calamos Investments, through its wholly owned subsidiaries and affiliates, is indirectly the general partner and controls the operations of Calamos Global Opportunities Fund LP, for which it acquired a majority interest in the partnership during the second

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

quarter of 2014. The results of this partnership are included in the Company's consolidated financial statements for the year ended December 31, 2014 and the three months ended March 31, 2015. Calamos Investments, through a wholly owned subsidiary, was indirectly the general partner and controlled the operations of Calamos Arista Strategic Fund LP, a U.S. feeder fund, and Calamos Arista Strategic Fund Ltd, an offshore feeder fund, both to Calamos Arista Strategic Master Fund LTD, a hedge fund in the Cayman Islands. As Calamos Investments was the general partner and controlled the operations of Calamos Arista Strategic Fund LP and Calamos Arista Strategic Fund Ltd, the results of these partnerships and the master fund were included in the Company’s consolidated financial results for the year ended December 31, 2014. Calamos Arista Strategic Fund LP was liquidated on December 26, 2014. The partnership redemptions were completed during the first quarter of 2015 for proceeds of $23.1 million. For the year ended December 31, 2014, the amount due to non-controlling interest of $7.7 million related to this partnership investment was presented in liabilities of partnership investments in our consolidated statements of financial condition. The operations of Calamos International Growth Fund LP were controlled by CAL, the general partner. In December 2013, the limited partners of Calamos International Growth Fund LP redeemed all of their interests in the fund. As a result, the Company deconsolidated Calamos International Growth Fund LP and accounted for this partnership investment using the equity method as of December 31, 2014. Calamos International Growth Fund LP was dissolved on April 10, 2014. See Note 5, Partnership Investments, for more discussion regarding these funds.
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
Treasury Stock
On November 13, 2014, the Company announced a repurchase of up to an additional 3 million shares of the Company's outstanding Class A Common Stock primarily to continue to manage the dilution from share issuances under the Company’s incentive compensation plan. During the three months ended March 31, 2015, Calamos Investments repurchased 178,141 shares of Class A common stock, at an average purchase price of $12.51 and a total cost of $2.2 million under this repurchase program. As Calamos Investments is consolidated with CAM, the repurchased shares are reported as treasury shares. As such, CAM’s 22.2% ownership interest in these shares totaling $495,000 is reported in treasury stock, with Calamos Interests’ 77.8% ownership interest in these shares totaling $1.7 million reported in non-controlling interest in the consolidated statements of financial condition. The total shares repurchased are not included in the calculation of basic and diluted earnings per share in accordance with GAAP.
During the three months ended March 31, 2015, CAM redeemed 157,141 Class A common shares from Calamos Investments for a value of $1.8 million, which represents the fair value of the shares on the date of redemption. As Calamos Investments is consolidated with CAM, the impact of the distribution reflecting the non-controlling interest is $1.4 million.
During the three months ended March 31, 2015, dividends on shares held by Calamos Investments totaled $411,000. The payment of these dividends increased Calamos Investments' equity resulting in a $320,000 adjustment from additional paid in capital to non-controlling interest in Calamos Investments LLC in the consolidated statement of changes in equity. This adjustments represent Calamos Interests' ownership interest in those dividend payments.
For a comprehensive disclosure of the Company's significant accounting policies, see the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

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
The following table provides a summary of investment securities as of March 31, 2015 and December 31, 2014:

(in thousands)
March 31, 2015	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
Funds
Equity
Global Growth	$142,486	$10,835	$(933)	$152,388
U.S. Growth	64,675	5,574	(93)	70,156
Value	5,098	53	(132)	5,019
Alternative	31,289	538	(58)	31,769
Fixed Income/High Yield	17,601	167	(84)	17,684
Convertible	5,153	166	—	5,319
Multi-Strategy	1,520	219	(7)	1,732
Total Funds	267,822	17,552	(1,307)	284,067
Common stock	137	141	—	278
Total available-for-sale securities	$267,959	$17,693	$(1,307)	$284,345
Trading securities:
Funds
Equity
U.S. Growth	$5,147	$153	$—	$5,300
Total investment securities				$289,645

(in thousands)
December 31, 2014	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
Funds
Equity
Global Growth	$142,610	$5,275	$(1,872)	$146,013
U.S. Growth	64,526	3,194	(410)	67,310
Value	9,979	286	(171)	10,094
Alternative	40,752	1,283	(4)	42,031
Fixed Income/High Yield	17,596	1	(423)	17,174
Convertible	10,163	15	(1)	10,177
Multi-Strategy	1,494	198	(9)	1,683
Total Funds	287,120	10,252	(2,890)	294,482
Common stock	136	125	—	261
Total available-for-sale securities	$287,256	$10,377	$(2,890)	$294,743
Trading securities:
Funds
Equity
U.S. Growth	$52,147	$33	$(6,964)	$45,216
Total investment securities				$339,959

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The investments in Funds at March 31, 2015 and December 31, 2014, of $289.4 million and $339.7 million, respectively, were invested in affiliated funds and accounts that are separately managed.
The aggregate fair value of available-for-sale investment securities that were in an unrealized loss position at March 31, 2015 and December 31, 2014 was $36.5 million and $98.1 million, respectively. As of March 31, 2015, the Company's investment securities that had been in a continuous loss position for 12 months or longer were not significant. As of December 31, 2014, the Company had no investment securities that had been in a continuous loss position for 12 months or longer.
As of March 31, 2015 and December 31, 2014, the Company believes that the $1.3 million and $2.9 million, respectively, in unrealized losses on certain available-for-sale securities are only temporary in nature, as these losses are a result of short-term declines in the net asset value of the funds. Further, the Company has the intent and ability to hold these securities for a period of time sufficient to allow for recovery of the market value. The Company also considered current market conditions and the nature of the securities held when determining the recoverability of those securities' market value. As of March 31, 2015, no other-than-temporary impairment charge was recorded.
The following table provides a summary of changes in investment securities for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(in thousands)	2015	2014
Available-for-sale securities:
Proceeds from sales	$15,000	$87,263
Gross realized gains on sales	$545	$454
Trading securities:
Change in unrealized gains	$7,820	$8,562
The table below summarizes the tax provision on unrealized gains and gains reclassified out of accumulated other comprehensive income (loss) on available-for-sale securities for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
(in thousands)	Before-Tax Amount	Tax Provision	After-Tax Amount	Before-Tax Amount	Tax Provision	After-Tax Amount
Available-for-sale securities:
Changes in unrealized gains	$9,016	$764	$8,252	$2,518	$336	$2,182
Reclassification adjustment for realized gains included in income	(853)	(316)	(537)	(816)	(67)	(749)
Other comprehensive income	$8,163	$448	$7,715	$1,702	$269	$1,433
Reclassification of realized gains out of accumulated other comprehensive income are reported in non-operating income, in investment income, in the consolidated statement of operations.  See Note 9, Non-Operating Income.
(4)Derivative Assets and Liabilities
The Company may use exchange-traded option contracts as an economic hedge of price changes in its investment securities portfolio in order to reduce the volatility equity markets have on the fair value of the Company's corporate investment portfolio and that could result in realized or unrealized gains and losses. The Company's investment securities, totaling $289.6 million at March 31, 2015, consist primarily of positions in several Calamos equity and fixed income funds. The equity price risk in the investment portfolio may be hedged using exchange-traded option contracts that correlate most closely with the change in value of the portfolio being hedged. The use of these option contracts are part of a hedge overlay strategy to minimize downside risk in the hedged portfolio. The Company may adjust its hedge position in response to movement and volatility in prices and changes in the composition of the hedged portfolio, but generally is not actively buying and selling contracts.
The Company has elected not to offset its derivative assets with its derivative liabilities even if a right of offset exists. When applicable, the fair value of option contracts is reported on a gross basis in derivative assets and derivative liabilities in the consolidated statements of financial condition. Net gains and losses on these contracts are reported in investment and other income in the consolidated statements of operations. The Company did not record a gain or loss for the three months ended March 31,

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2015 and 2014. The Company may use these derivatives for risk management purposes but does not designate the contracts as hedges for accounting purposes. The Company had no derivative instruments outstanding as of March 31, 2015 and 2014.
(5)Partnership Investments
Presented below are the underlying assets and liabilities of the partnerships that the Company reports on a consolidated basis, as well as partnership investments that the Company accounts for under the equity method. These investments are presented as partnership investments and liabilities of partnership investments, respectively, in its consolidated statements of financial condition as of March 31, 2015 and December 31, 2014.

(in thousands)	March 31, 2015	December 31, 2014
Consolidated partnerships:
Assets
Securities owned	$107,488	$103,079
Cash and cash equivalents	6,034	39,205
Receivables for securities sold	465	—
Other current assets	973	1,188
Exchange-traded option contracts, net	1,228	201
Total assets of consolidated partnerships	$116,188	$143,673
Liabilities
Payables for securities purchased	(1,608)	(2,256)
Due to non-controlling interest in partnership investments	—	(7,719)
Accrued expenses and other current liabilities	(129)	(142)
Total	$(1,737)	$(10,117)

Equity method investment in partnerships	$26	$50
Profits and losses are allocated to the general partner and limited partners in proportion to their ownership interests at the beginning of each month. Partners' admissions, additional contributions and withdrawals are permitted on a monthly basis.
Calamos Arista Strategic Fund LP was liquidated on December 26, 2014. The partnership redemptions were completed during the first quarter of 2015 for proceeds of $23.1 million. This investment is presented as a consolidated partnership as of the year ended December 31, 2014, in the table above.
During the second quarter of 2014, Calamos Investments, through its wholly owned subsidiaries and affiliates, acquired a majority interest in Calamos Global Opportunities Fund LP. This investment is presented as a consolidated partnership as of the year ended December 31, 2014, and for the three months ended March 31, 2015.
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
Investments are presented in the consolidated financial statements at fair value in accordance with GAAP. Investments in open-end funds are stated at fair value based on end of day published net asset values of shares owned by the Company. The fair value of investments in open-end funds was $250.3 million and $297.0 million at the end of March 31, 2015 and December 31, 2014, respectively. There are no unfunded commitments related to these investments. These investments may be redeemed daily with a redemption notice period of up to seven days. Investments in securities traded on a national securities exchange are stated at the last reported sales price on the day of valuation. Other securities, including derivatives, traded in the over-the-counter market and listed securities for which no sale was reported on that date are stated at the last quoted bid price. However, short sales positions

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

and call options written are reported at the last quoted ask price. Convertible bonds, fixed income securities and other securities for which quotations are not readily available are valued at fair value based on observable inputs such as market prices for similar instruments as validated by third party pricing agencies and the Company’s prime broker. Debt securities are valued based upon prices received from an independent pricing service or from a dealer or broker who makes markets in such securities. Pricing services utilize various observable market data and as such, debt securities are generally categorized as Level 2.
The following tables provide the hierarchy of inputs used to derive the fair value of the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, respectively. Foreign currency contracts are carried in the Company's partnership investments and are presented on a net basis where the right of offset exists, and had no impact for either period presented.

		Fair Value Measurements Using
(in thousands) Description	March 31, 2015	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)
Cash and cash equivalents
Money market funds	$26,213	$26,213	$—
Investment securities (Note 3)
Funds
Equity
Global Growth	152,388	152,388	—
U.S. Growth	75,456	75,456	—
Value	5,019	5,019	—
Alternative	31,764	31,764	—
Fixed Income/High Yield	17,684	12,572	5,112
Convertible	6,180	6,180	—
Multi-Strategy	1,732	1,732	—
Total Funds	290,223	285,111	5,112
Common stock	278	278	—
Investment securities	290,501	285,389	5,112
Securities and derivatives owned by partnership investments (Note 5)
Common stocks	54,927	26,671	28,256
Preferred stocks	5,853	5,853	—
Convertible bonds	42,661	—	42,661
Corporate bonds	4,047	—	4,047
Money market funds	5,992	5,737	255
Exchange-traded put option contracts	1,228	1,228	—
	114,708	39,489	75,219
Securities sold but not yet purchased (Note 3)
Common stocks	(856)	(856)	—
Total	$430,566	$350,235	$80,331

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

		Fair Value Measurements Using
(in thousands) Description	December 31, 2014	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)
Cash and cash equivalents
Money market funds	$1,209	$1,209	$—
Investment securities (Note 3)
Funds
Equity
Global Growth	146,013	146,013	—
U.S. Growth	112,526	112,526	—
Value	12,218	12,218	—
Alternative	42,031	42,031	—
Fixed Income/High Yield	17,174	12,174	5,000
Convertible	11,021	11,021	—
Multi-Strategy	1,683	1,683	—
Total Funds	342,666	337,666	5,000
Common stock	261	261	—
Investment securities	342,927	337,927	5,000
Securities and derivatives owned by partnership investments (Note 5)
Common stocks	51,403	26,237	25,166
Preferred stocks	5,736	2,281	3,455
Convertible bonds	41,119	—	41,119
Corporate bonds	4,821	—	4,821
Money market funds	37,060	7,851	29,209
Foreign currency	513	513	—
Exchange-traded put option contracts	201	201	—
	140,853	37,083	103,770
Securities sold but not yet purchased (Note 3)
Common stocks	(2,968)	(2,968)	—
Total	$482,021	$373,251	$108,770
The fair value of the Company’s long-term debt, which has a total carrying value of $46.0 million at March 31, 2015 and December 31, 2014, was $53.4 million and $54.2 million, respectively. During the third quarter of 2014, $46.2 million of senior notes outstanding were repaid. The fair value and carrying value of the Company’s payment obligation was $1.7 million at March 31, 2015, and December 31, 2014. This obligation is associated with the Company's purchase of Black Capital LLC in 2012, reported in other current liabilities in the consolidated statements of financial condition. These fair value estimates are calculated using discounted cash flows based on the Company’s incremental borrowing rates and market inputs for similar bonds for the debt, and the treasury yield curve plus market spread for the payment obligation. The fair values of the debt and payment obligation are based on Level 2 inputs within the fair value hierarchy.
The carrying value of all other financial instruments approximates fair value due to the short maturities of these financial instruments.
(7)Loans Payable
The Company has access to margin loans for the settlement of call options, as well as an additional source of liquidity. The interest rate that can be charged on margin loans is 1.5% per annum, based on the brokerage firm’s lending rate. These loans are due on demand. The Company can borrow up to 70% of its marginable securities on deposit with its brokerage firm. The Company had no margin loan balances outstanding at March 31, 2015 and December 31, 2014.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(8)Stock-Based Compensation
Under the Company’s incentive compensation plan, certain employees of the Company receive stock-based compensation comprised of stock options and restricted stock units (“RSUs”). Historically, RSUs have been settled with newly issued shares so that no cash was used by the Company to settle awards; however, the Company may also use treasury shares upon the exercise of stock options and upon conversion of RSUs. The Company’s Annual Report on Form 10-K for the year ended December 31, 2014 provides details of this plan and its provisions.
During the three months ended March 31, 2015, the Company granted 780,649 RSUs and there were 139,037 RSUs forfeited. During the same period, the Company granted no stock options and there were 251,806 stock options forfeited.
During the three months ended March 31, 2015, 193,486 RSUs vested with 36,045 units withheld for taxes and 157,441 RSUs converted into an equal number of shares of CAM’s Class A common stock. The total intrinsic value and the fair value of the converted shares was $2.1 million. The total tax benefit realized in connection with the vesting of the RSUs during the three months ended March 31, 2015 was $240,000, as the Company receives tax benefits based upon the portion of Calamos Investments’ expense that it recognizes.
During the three months ended March 31, 2015 and 2014, compensation expense recorded in connection with the RSUs and stock options was $1.6 million and $2.0 million, respectively, of which $360,000 and $455,000, respectively, was credited as additional paid-in capital after giving effect to the non-controlling interests. The amount of deferred tax asset created was $133,000 and $168,000 during the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, $22.5 million of total unrecognized compensation expense related to unvested stock option and RSU awards is expected to be recognized over a weighted-average period of 3.2 years.
(9)Non-Operating Income
Non-operating income was comprised of the following components for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(in thousands)	2015	2014
Interest income	$44	$39
Interest expense	(774)	(1,504)
Net interest expense	(730)	(1,465)
Investment income	5,526	857
Dividend income	227	663
Miscellaneous other loss	(16)	63
Investment and other income	5,737	1,583
Non-operating income	$5,007	$118
(10)Income Taxes
Calamos Investments is subject to certain income-based state taxes; therefore, income taxes reflect not only the portion attributed to CAM stockholders but also a portion of income taxes attributable to non-controlling interests.

	Three Months Ended March 31,
	2015	2014
(in thousands)
Income tax provision	$465	$1,362
Income tax (provision) benefit attributable to non-controlling interest in Calamos Investments	(14)	(45)
Income tax provision attributable to CAM	451	1,317
Net income attributable to CAM	101	2,139
Income before taxes attributable to CAM	$552	$3,456
CAM’s effective income tax rate	81.7%	38.1%

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CAM's effective income tax rate was 81.7% for the first quarter of 2015, compared with 38.1% for the first quarter of 2014, a result of $238,000 of deferred tax expense related to expired employee stock options.
As of December 31, 2014, the Company's total capital loss carryforward was $456,000 which will expire in 2017, if not used before the expiration dates. As of March 31, 2015, the Company did not have a valuation allowance on this deferred tax asset.
(11)Earnings Per Share
The following table reflects the calculation of basic and diluted earnings per share:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2015	2014
Earnings per share – basic:
Earnings available to common shareholders	$101	$2,139
Weighted average shares outstanding	17,872	19,079
Earnings per share – basic	$0.01	$0.11
Earnings per share – diluted:
Earnings available to common shareholders	$101	$2,139
Weighted average shares outstanding	17,872	19,079
Dilutive impact of restricted stock units	828	727
Weighted average shares outstanding	18,700	19,806
Earnings per share – diluted	$0.01	$0.11
When dilutive, diluted shares outstanding are calculated (a) assuming that Calamos Interests exchanged all of their ownership interest in Calamos Investments and their CAM Class B common stock for shares of CAM’s Class A common stock (the "Exchange") and (b) including the effect of outstanding dilutive equity incentive compensation awards. As of March 31, 2015, and 2014, the impact of the Exchange was anti-dilutive and, therefore, excluded from the calculation of diluted earnings per share.
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
The following table shows the number of shares which were excluded from the computation of diluted earnings per share as they were anti-dilutive:

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three Months Ended March 31,
	2015	2014
Shares of Class A common stock issuable upon an Exchange of Calamos Interests’ ownership in Calamos Investments*	27,631,947	31,167,271
Stock options	1,177,361	1,978,857
Total	28,809,308	33,146,128
* Number of shares calculated with the value of Calamos Investments determined by using the closing price of our shares as of March 31, 2015 ($13.45) and March 31, 2014 ($12.93) as well as assuming said closing prices fully reflect all of CAM's assets; including the application of a 12% discount rate to certain deferred tax assets at each of March 31, 2015 and 2014. The value of Calamos Investments is then multiplied by Calamos Interests' percentage ownership in Calamos Investments, with the result divided by the applicable period-end closing price. See Note 2, Summary of Significant Accounting Policies - Principles of Consolidation, for a description of certain assets owned by CAM.
(12)Commitments and Contingencies
On March 27, 2015, Calamos Investments completed the initial public offering of a closed-end fund, which includes a share repurchase program after expiration of the underwriters' option to purchase additional shares. Under this program, Calamos Advisors LLC has committed to purchase up to $20 million of common shares of the fund within one year of the offering subject to a variety of market and discount conditions and a daily purchase limit.

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
(13)Recently Issued Accounting Pronouncements
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
In May 2014, the FASB issued new guidance on revenue from contracts with customers. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In April 2015, the FASB tentatively decided to defer the effective date of the new revenue guidance by one year to annual reporting periods beginning after December 15, 2017, with early adoption being permitted for annual periods beginning after December 15, 2016. The Company's effective date is January 1, 2018. The Company is evaluating the effect of adopting this new accounting guidance but does not expect adoption will have a material impact on its results of operations, cash flows or financial position.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
We are a firm of 354 full-time associates that primarily provides investment advisory services to institutions and individuals, managing and servicing $24.5 billion and $26.1 billion in assets under management as of March 31, 2015 and 2014, respectively. Assets under management do not include assets under advisement of $706 million and $791 million as of March 31, 2015 and 2014, respectively, for which the Company provides model portfolio design and oversight.
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
We market our investment strategies to our clients through a variety of products designed to suit their investment needs. We currently categorize the portfolios that we manage within four investment product types captured in our funds and separate accounts. The following table lists our assets under management by product as of March 31, 2015 and 2014.

	March 31,
(in millions)	2015	2014
Funds
Open-end funds	$14,334	$16,009
Closed-end funds	6,758	6,337
Total funds	21,092	22,346
Separate Accounts
Institutional accounts	2,406	2,757
Managed accounts	978	1,044
Total separate accounts	3,384	3,801
Total assets under management	$24,476	$26,147
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
Operating Results
Three Months Ended March 31, 2015 Compared with Three Months Ended March 31, 2014
Assets Under Management
Assets under management were $24.5 billion and $26.1 billion as of March 31, 2015 and 2014, respectively, and consisted of 86% funds and 14% separate accounts as of March 31, 2015, and 85% funds and 15% separate accounts as of March 31, 2014.

	Three Months Ended March 31,
			Change
(in millions)	2015	2014	Amount	Percent
Open-end Funds
Beginning assets under management	$14,790	$16,128	$(1,338)	(8)%
Sales	724	1,213	(489)	(40)
Redemptions	(1,498)	(1,416)	(82)	(6)
Market appreciation	318	84	234	*
Ending assets under management	14,334	16,009	(1,675)	(10)
Average assets under management	14,557	16,017	(1,460)	(9)
Closed-end Funds
Beginning assets under management	6,211	6,266	(55)	(1)
Sales	533	8	525	*
Market appreciation	14	63	(49)	(78)
Ending assets under management	6,758	6,337	421	7
Average assets under management	6,239	6,290	(51)	(1)
Institutional Accounts
Beginning assets under management	1,576	3,081	(1,505)	(49)
Sales	851	93	758	*
Redemptions	(82)	(452)	370	82
Market appreciation	61	35	26	74
Ending assets under management	2,406	2,757	(351)	(13)
Average assets under management	1,920	2,883	(963)	(33)
Managed Accounts
Beginning assets under management	929	1,068	(139)	(13)
Sales	76	19	57	*
Redemptions	(48)	(39)	(9)	(23)
Market appreciation (depreciation)	21	(4)	25	*
Ending assets under management	978	1,044	(66)	(6)
Average assets under management	961	1,052	(91)	(9)
Total Assets Under Management
Beginning assets under management	23,506	26,543	(3,037)	(11)
Sales	2,184	1,333	851	64
Redemptions	(1,628)	(1,907)	279	15
Market appreciation	414	178	236	*
Ending assets under management	$24,476	$26,147	$(1,671)	(6)
Average assets under management	$23,677	$26,242	$(2,565)	(10)%
________________
* Not meaningful
Fund inflows in the first quarter of 2015 were primarily due to sales from our new closed-end fund launch, and sales in our alternative, global growth, and U.S. growth strategies(1), but were not sufficient to overcome the aggregate outflows sustained from redemptions in our alternative, U.S. growth, and global growth strategies. Net redemptions in our funds were $241 million in the first quarter of 2015, compared with net redemptions of $195 million in the first quarter of 2014. Appreciation of $332 million in the first quarter of 2015 was $185 million greater than market appreciation of $147 million in the first quarter of 2014.
Separate accounts, which represent accounts we manage for both institutions and individuals, combined net sales were $797 million in the first quarter of 2015, compared with net redemptions of $379 million in the first quarter of 2014. Institutional net sales of $769 million, driven primarily from U.S. growth and global growth strategies, represent a favorable change of $1.1 billion compared with net redemptions of $359 million in the first quarter of 2014. Managed account net sales were $28 million, compared with net redemptions of $20 million in the first quarter of 2014. Separate account combined appreciation in the first quarter of 2015 was $82 million, compared with appreciation of $31 million in the first quarter of 2014.

(1)	Prior period assets by strategy have been reclassified.
Financial Overview

	Three Months Ended March 31,
			Change
	2015	2014	Amount	Percent
(in thousands, except margin)
Operating income (loss)	$(1,505)	$14,076	$(15,581)	*
Operating margin	(2.6)%	22.0%	(24.6)%	*
Net income attributable to Calamos Asset Management, Inc.	$101	$2,139	$(2,038)	(95)%
________________
* Not meaningful
Operating loss for the first quarter of 2015 was $1.5 million, compared with operating income of $14.1 million for the first quarter of 2014. Operating margin for the first quarter of 2015 decreased to (2.6)% from 22.0% for the first quarter of 2014. The decrease in both operating income and operating margin in the first quarter of 2015 was primarily attributable to closed-end fund launch expenses of $11.5 million. Excluding the closed-end fund launch, non-GAAP operating income was $10.0 million for the first quarter of 2015, compared with $14.1 million in the first quarter of 2014, and non-GAAP operating margin was 17.5% for the first quarter of 2015, compared with 22.0% for the first quarter of 2014. See "Supplemental Non-GAAP Financial Measures" for descriptions of non-GAAP financial measures and a reconciliation of non-GAAP financial measures to GAAP financial measures.
Revenues
Total revenues decreased by $6.5 million, or 10%, to $57.4 million for the first quarter of 2015 from $63.9 million for the first quarter of 2014. The decrease was primarily due to lower investment management fees.

	Three Months Ended March 31,
			Change
(in thousands)	2015	2014	Amount	Percent
Investment management fees	$45,948	$50,278	$(4,330)	(9)%
Distribution and underwriting fees	10,847	12,989	(2,142)	(16)%
Other	622	663	(41)	(6)%
Total revenues	$57,417	$63,930	$(6,513)	(10)%
Investment management fees decreased by 9% in the first quarter of 2015 compared with the first quarter of 2014, which was primarily due to a $2.6 billion, or 10%, decrease in average assets under management for the same periods. Investment management fees from open-end funds decreased by 9% to $27.5 million for the first quarter of 2015, from $30.2 million for the first quarter of 2014, driven by a 9% decrease in average open-end fund assets. Investment management fees from our closed-end funds decreased by 1% to $14.1 million for the first quarter of 2015, from $14.2 million for the first quarter of 2014, due to a 1% decrease in average closed-end fund assets. Investment management fees from our separately managed accounts decreased by 27% to $3.9 million for the first quarter of 2015, from $5.3 million for the first quarter of 2014, due to a 27% decrease in average separately managed accounts assets under management. Investment management fees that we earned as a percentage of average assets under management were 0.78% for the first quarter of 2015, compared with 0.77% for the first quarter of 2014. Investment management fees from assets under advisement for which we provide model portfolio design and oversight were $531,000 for the first quarter of 2015, compared with $609,000 for the first quarter of 2014. Investment management fees that we earned as a percentage of assets under advisement for the first quarter of 2015 and 2014 were 0.30%.
Distribution and underwriting fees decreased by 16%, or $2.1 million to $10.8 million for the first quarter of 2015. The decrease was primarily due to a shift in open-end fund assets from Class A, B and C shares to Class I shares. More open-end fund investors are choosing to compensate their financial advisors through fee-based models, increasing the demand for and a shift towards our Class I shares. Because we do not collect distribution fees from Class I shares, our distribution revenue has decreased with this shift in assets. For the first quarter of 2015, average open-end fund assets decreased by 9% across most share classes compared with the first quarter of 2014. The decrease in average open-end fund assets when compared with the prior year is largely due to net redemptions in our U.S. growth and global growth strategies.
Operating Expenses
Operating expenses increased by $9.1 million for the first quarter of 2015, from the first quarter of 2014 primarily the result of $11.5 million of expenses related to the launch of a new closed-end fund. Increases in marketing and sales promotion expenses, employee compensation and benefits expenses, and general and administrative expenses were partially offset by a decrease in distribution expenses.

	Three Months Ended March 31,
			Change
(in thousands)	2015	2014	Amount	Percent
Employee compensation and benefits	$24,874	$23,996	$878	4%
Distribution expenses	10,517	12,651	(2,134)	(17)%
Marketing and sales promotion	13,405	3,705	9,700	*
General and administrative	10,126	9,502	624	7%
Total operating expenses	$58,922	$49,854	$9,068	18%
________________
* Not meaningful
Employee compensation and benefits expenses increased by $878,000 for the first quarter of 2015, when compared with the first quarter of 2014, due to an increase in base salaries and related benefits and incentive compensation expenses, partially offset by a decrease in equity compensation expenses. Salary expenses increased in the first quarter of 2015 primarily due to increases in the number of associates we employ. The increase in incentive compensation expense was primarily due to the launch of a new closed-end fund. The decrease in equity compensation expenses in the first quarter of 2015 was primarily the result of the reversal of inception-to-date expense on terminated associates.

Distribution expenses decreased by $2.1 million for the first quarter of 2015, when compared with the first quarter of 2014. The decrease was primarily due to a shift of average open-end fund assets to Class I shares which do not result in distribution expenses.
Marketing and sales promotion expenses increased by $9.7 million for the first quarter of 2015, when compared with the first quarter of 2014, largely the result of the launch of a new closed-end fund.
General and administrative expenses increased by $624,000 for the first quarter of 2015, when compared with the first quarter of 2014, primarily due to higher professional services expenses, software maintenance and occupancy-related costs.
Non-Operating Activities, Net of Redeemable Non-controlling Interest in Partnership Investments
Non-operating income, net of redeemable non-controlling interest in partnership investments increased by $1.9 million for the first quarter of 2015, when compared with the first quarter of 2014. The increase in the first quarter of 2015 was driven by a decrease in interest expense of $730,000 due to a decrease in long-term debt outstanding and an increase in investment income, net of redeemable non-controlling interest in partnership investments of $1.7 million when compared with the first quarter of 2014. The increase in investment income, net of redeemable non-controlling interest in partnership investments was mainly due to an increase in realized and unrealized gains within the Company's investment portfolio.
The following table summarizes our non-operating activities, net of redeemable non-controlling interest in partnership investments for the first quarter ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(in thousands)	2015	2014	Change
Interest income	$44	$39	$5
Interest expense	(774)	(1,504)	730
Net interest expense	(730)	(1,465)	735
Investment income	5,526	857	4,669
Dividend income	227	663	(436)
Miscellaneous other income (loss)	(16)	63	(79)
Investment and other income	5,737	1,583	4,154
Non-operating income, GAAP basis	5,007	118	4,889
Net income attributable to redeemable non-controlling interest in partnership investments	(3,048)	(63)	(2,985)
Non-operating income, net of redeemable non-controlling interest in partnership investments, non-GAAP basis (1)	$1,959	$55	$1,904

(1)
Non-operating income, net of redeemable non-controlling interest in partnership investments is a non-GAAP financial measure. Management believes this measure provides comparability of this information among reporting periods and is an effective measure for reviewing the Company’s non-operating contribution to its results.

The following table provides a summary of the returns that we generated from our corporate investment portfolio. This table combines the investment and dividend income as reported in our consolidated statement of operations with the change in fair value of our investment securities that are recorded in accumulated other comprehensive income, a component of equity, for the first quarter ended March 31, 2015:

	Three Months Ended March 31, 2015
(in thousands)	Non-Operating Income, net	Change in Accumulated Other Comprehensive Income	Total
Funds and common stock	$1,458	$8,163	$9,621
Partnership investments	4,068	—	4,068
Investment income	5,526	8,163	13,689
Dividend income	227		227
Redeemable non-controlling interest in partnership investments	(3,048)		(3,048)
Investment portfolio results	$2,705		$10,868
Less: Non-controlling interest in Calamos Investments LLC		(6,951)
Deferred income taxes		(448)
Change in accumulated other comprehensive income		$764
Our investment portfolio returned $10.9 million, or 3.3%, in the first quarter of 2015. The increase in the first quarter of 2015 was due to realized and unrealized gains within the Company's investment portfolio.
Income Tax Provision
Calamos Investments LLC (“Calamos Investments”) is subject to certain income-based state taxes; therefore, income taxes reflect not only the portion attributed to us but also income taxes attributable to non-controlling interests. CAM's effective income tax rate for the first quarter of 2015 was approximately 81.7%, compared with 38.1% for the first quarter of 2014, a result of $238,000 of deferred tax expense related to expired employee stock options.
As of March 31, 2015, the deferred tax asset related to the capital loss carryforwards that expire in 2017 was $456,000, and the Company did not have a valuation allowance on this deferred tax asset. The ultimate realization of this deferred tax asset is dependent upon the generation of sufficient capital gains prior to the expiration.

Net income
Net income attributable to CAM was $101,000 for the first quarter of 2015, compared with $2.1 million for the first quarter of 2014. Non-GAAP net income attributable to CAM was $3.1 million for the first quarter of 2015, compared with $3.9 million for the first quarter of 2014. See "Supplemental Non-GAAP Financial Measures" below for descriptions of non-GAAP financial measures and a reconciliation of non-GAAP financial measures to GAAP financial measures.
Supplemental Non-GAAP Financial Measures
We provide investors with certain adjusted, non-GAAP financial measures including non-GAAP operating income, non-GAAP operating margin, non-GAAP net income attributable to CAM and non-GAAP diluted earnings per share. These non-GAAP financial measures are provided to supplement the consolidated financial statements presented on a GAAP basis. These non-GAAP financial measures adjust GAAP financial measures to include the tax benefit from the amortization of deferred taxes on intangible assets, and to exclude the change in deferred tax valuation allowance, closed-end fund launch expenses, net of taxes, and CAM’s non-operating income, net of taxes. We believe these adjustments are appropriate to enhance an overall understanding of our operating financial performance, as well as to facilitate comparisons with our historical earnings results. These adjustments to our GAAP results are made with the intent of providing investors a more complete understanding of our underlying earnings results and trends and our marketplace performance. In addition, these non-GAAP financial measures are among the primary indicators management uses as a basis of managing our business.
The presentation of this additional information is not meant to be considered in isolation or as a substitute for the directly comparable financial measures prepared in accordance with GAAP. Investors should review the reconciliations of the non-GAAP financial measures to their most directly comparable GAAP financial measures as provided in the tables below:

	Three Months Ended March 31,
	2015	2014
(in thousands)
GAAP operating income (loss)	$(1,505)	$14,076
Adjustment:
Closed-end fund launch expenses	11,544	—
Non-GAAP operating income	$10,039	$14,076

Total revenues	$57,417	$63,930

GAAP operating margin	(2.6)%	22.0%
Non-GAAP operating margin	17.5%	22.0%

	Three Months Ended March 31,
	2015	2014
(in thousands, except per share data)
GAAP net income attributable to CAM	$101	$2,139
Adjustments:
Deferred tax amortization on intangible assets	1,979	1,979
Closed-end fund launch expenses, net of taxes(1)	1,615	—
Non-operating income, net of taxes	(558)	(205)
Non-GAAP net income attributable to CAM	$3,137	$3,913
Diluted - Weighted average shares outstanding	18,699,631	19,805,828
Diluted earnings per share	$0.01	$0.11
Non-GAAP diluted earnings per share	$0.17	$0.20

________________
(1) Closed-end fund launch expenses are shown net of the non-controlling interest in Calamos Investments and income taxes.
Non-GAAP operating income is calculated by adjusting for the closed-end fund launch expenses from GAAP operating income. Non-GAAP operating margin is calculated by dividing non-GAAP operating income by total revenues.
Non-GAAP net income attributable to CAM is calculated by adjusting the following items from GAAP net income attributable to CAM:

(i)	amortization of deferred taxes on intangible assets associated with the election under section 754 of the Internal Revenue Code of 1986, as amended (Section 754 election);

(ii)	change in deferred tax valuation allowance;

(iii)	closed-end fund launch expenses, net of taxes; and

(iv)	non-operating income, net of taxes.
Non-GAAP diluted earnings per share is calculated by dividing non-GAAP net income attributable to CAM by diluted weighted average shares outstanding.
The deferred tax assets from the Section 754 election allows for a quarterly reduction of $2.0 million in future income taxes owed by us through 2019, to the extent that a tax payable exists during the quarter. As a result, this cash savings has accrued solely for the benefit of the shareholders of CAM’s common stock. We believe that adjusting this item from the calculation of the above non-GAAP items can be a useful measure in allowing investors to see our performance. The change in the allowance on the deferred tax asset is excluded from the above non-GAAP items as it may fluctuate in future periods affecting prior period comparisons. Closed-end fund launch expenses, net of taxes, are excluded because revenue associated with these expenses will not fully impact results until future periods. Non-operating income is excluded from the above non-GAAP items as it can distort comparisons between periods. As noted above, we believe that measures excluding these items are useful in analyzing operating trends and allows for more comparability between periods, which may be useful to investors.
We believe that non-GAAP operating income, non-GAAP operating margin, non-GAAP net income attributable to CAM and non-GAAP diluted earnings per share are useful measures of performance and may be useful to investors, because they provide measures of our core business activities adjusting for items that are non-cash and costs that may distort comparisons between periods. These measures are provided in addition to our operating income, operating margin, net income attributable to CAM and diluted earnings per share calculated under GAAP, but are not substitutes for those calculations.
Liquidity and Capital Resources
We manage our liquidity position to ensure adequate resources are available to fund ongoing operations of the business, provide seed capital for new funds, provide conservative levels of capital for the Company’s regulated subsidiaries, fund our stock repurchase program, and invest in other corporate strategic initiatives. Our principal sources of liquidity are cash flows from operating activities and our corporate investment portfolio, which is comprised of cash and cash equivalents, investment securities, derivatives and partnership investments. Investment securities are principally comprised of Company-sponsored funds. In addition, the individual securities held within our partnership investments are typically highly liquid. Borrowings by Calamos Investments have also been a source of liquidity.
Our working capital requirements historically have been met through cash generated by operations. We believe cash generated from operations and financing activities will be sufficient over the foreseeable future to meet our working capital requirements and liquidity needs with respect to the foregoing activities, as well as to support future growth.
The following table summarizes our principal sources of liquidity as of March 31, 2015 and December 31, 2014:

(in thousands)	March 31, 2015	December 31, 2014	Increase (Decrease)
Cash and cash equivalents	$72,812	$35,285	$37,527
Investment securities	289,645	339,959	(50,314)
Partnership investments, net of liabilities and redeemable non-controlling interests	35,261	57,439	(22,178)
Total corporate investment portfolio	$397,718	$432,683	$(34,965)

Calamos Investments is the borrower of our $46.0 million in long-term debt. Calamos Investments was in compliance with its financial debt covenants as of March 31, 2015 and December 31, 2014.
As of March 31, 2015, Calamos Investments had a $45.0 million short-term, interest-bearing loan from CAM to fund new seed investments, continue our stock repurchase program, as well as to provide excess liquidity.
On March 27, 2015, Calamos Investments completed the initial public offering of a closed-end fund, which includes a share repurchase program after expiration of the underwriters' option to purchase additional shares. Under this program, Calamos Advisors LLC has committed to purchase up to $20 million of common shares of the fund within one year of the offering subject to a variety of market and discount conditions and a daily purchase limit.
The following is a summary of covenant compliance as of March 31, 2015 with the terms and covenants having the same meanings set forth under our amended note purchase agreements:

Covenant	March 31, 2015
EBITDA/interest expense - not less than 3.0	12.64
Debt/EBITDA - not more than 2.75	1.72
Investment coverage ratio - not less than 1.175	3.72
Net worth - not less than $160 million	$257.5 million
The following table summarizes key data relating to our liquidity and capital resources:

(in thousands)	March 31, 2015	December 31, 2014
Statements of financial condition data:
Cash and cash equivalents	$72,812	$35,285
Receivables	19,347	18,991
Investment securities	289,645	339,959
Partnership investments, net of liabilities and redeemable non-controlling interests	35,261	57,439
Deferred tax assets, net	39,149	40,261
Long-term debt, including current portion	45,955	45,955
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
Cash flows for the first quarter ended March 31, 2015 and 2014 are shown below.

	March 31,
(in thousands)	2015	2014
Cash flow data:
Net cash used in operating activities	$(17,335)	$(1,015)
Net cash provided by investing activities	82,531	108,949
Net cash used in financing activities	(27,669)	(65,677)
Net cash used in operating activities totaled $17.3 million for the first quarter ended March 31, 2015. These net cash flows are primarily attributable to staff, distribution, and other operating expenses, partially offset by investment management and distribution and underwriting fees generated by core business activities.
Net cash provided by investing activities totaled $82.5 million for the first quarter ended March 31, 2015. The net cash provided by investing activities primarily represents net cash inflows as a result of proceeds from sales of investments of $20.1 million and the liquidation of our interest in Calamos Arista Strategic Fund LP, a consolidated partnership, totaling $23.1 million. The remaining sales and repurchases of investment securities totaling $40.1 million resulted in little change in cash used in investing activities.

These sales and repurchases of investments were the result of realized gains on our investment securities as a result of our tax harvesting strategy.
Net cash used in financing activities totaled $27.7 million for the first quarter ended March 31, 2015, largely represents pro rata equity and income tax distributions paid by Calamos Investments to our non-controlling interests of $22.8 million. Net cash used in financing activities was also due to Calamos Investments' repurchase of $2.2 million in Class A common stock as a result of our stock repurchase program, and cash dividends paid to common stockholders of $2.7 million. Finally, we expect cash flows from financing activities to change with tax distributions based on the levels of income that we generate.
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
In May 2014, the FASB issued new guidance on revenue from contracts with customers. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In April 2015, the FASB tentatively decided to defer the effective date of the new revenue guidance by one year to annual reporting periods beginning after December 15, 2017, with early adoption being permitted for annual periods beginning after December 15, 2016. The Company's effective date is January 1, 2018. The Company is evaluating the effect of adopting this new accounting guidance but does not expect adoption will have a material impact on its results of operations, cash flows or financial position.
Critical Accounting Policies and Estimates
Our significant accounting policies are summarized in note 2 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014. A complete discussion of critical accounting policies is included in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2014. There were no significant changes in our significant accounting policies or critical accounting policies during the three months ended March 31, 2015.
Other Information - Market Capitalization
Calamos Investments is owned (a) 22.2% by CAM, and (b) 77.8% by Calamos Interests. As of March 31, 2015, CAM holds two groups of assets: (1) CAM’s 22.2% ownership interest in Calamos Investments and (2) primarily cash and cash equivalents, investment securities, income tax receivables, net deferred tax assets, and a loan receivable from Calamos Investments. CAM presents the entire operations of Calamos Investments with its own in the consolidated financial statements. Calamos Interests’ 77.8% ownership in Calamos Investments is presented as a non-controlling interest in the consolidated financial statements. Prior to March 1, 2009, we added approximately 77 million shares to the Class A common shares outstanding so our number of fully diluted shares would reflect Calamos Interests’ ownership in Calamos Investments. The resulting share count of approximately 97 million provided a reasonable proxy for the number of shares used in determining the market capitalization of the fully consolidated company.
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
Further, the value and composition of our assets under management are, and will continue to be, influenced by a variety of factors including, among other things: purchases and redemptions of shares of the open-end funds and other investment products; fluctuation in both the underlying value and liquidity of the financial markets around the world that result in appreciation or depreciation of assets under management; open-end fund capital gain distributions; our ability to access capital markets; our introduction of new investment strategies, products and programs; our ability to educate our clients about our investment philosophy and provide them with best-in-class service; the relative investment performance of our products as compared to competing offerings and market indices; competitive conditions in the pooled fund, asset management and broader financial services sectors; investor sentiment and confidence; our decision to open or close products and strategies; and our ability to execute on our strategic plan to expand the business. Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2014 discusses some of these and other important factors in detail under the caption “Risk Factors.”
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
An analysis of our market risk was included in our Annual Report on Form 10-K for the year ended December 31, 2014. There were no material changes to the Company’s market risk during the three months ended March 31, 2015.

Item 4. Controls and Procedures
Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2015, and has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
There were no changes in the Company’s internal control over financial reporting that occurred during the first quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
As previously reported in the Company's periodic reports, Calamos Advisors LLC and Calamos Financial Services LLC were named as defendants in a complaint captioned Chill v. Calamos Advisors LLC, et at. The complaint relates to investment advisory and distribution fees paid by an open-end investment company managed by Calamos Advisors LLC. The defendants believe that the complaint is without merit and intend to defend themselves vigorously against the allegations.
In the normal course of business, the Company may be a party to various legal proceedings and other regulatory matters. Currently, there is no such litigation or matters that management believes would have a material effect on our consolidated financial position or results of operations.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May be Purchased Under the Plans or Programs
January 1 – January 31, 2015	132,203	$12.52	132,203	2,797,738
March 1 – March 31, 2015	45,938	$12.50	45,938	2,751,800
Total	178,141	$12.51	178,141
On November 13, 2014, the Company announced a repurchase of up to an additional 3 million shares of the Company's outstanding Class A Common Stock primarily to continue to manage the dilution from share issuances under the Company’s incentive compensation plan. Common stock purchased under the share repurchase program are by Calamos Investments LLC and not directly for the individual, personal accounts of John P. Calamos, Sr.

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

CALAMOS ASSET MANAGEMENT, INC.
(Registrant)

Date:	May 11, 2015	By: /s/ Nimish S. Bhatt
Name: Nimish S. Bhatt
Title: Senior Vice President and Chief Financial Officer