Form 10-Q
period 2015-06-30
Calamos Asset Management, Inc. /DE/
filed 2015-08-06
CIK 1299033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
 FORM 10-Q
________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
At July 31, 2015, there were 20,530,571 shares of Class A common stock and 100 shares of Class B common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share data)

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$90,018	$35,285
Receivables:
Affiliates and affiliated funds	15,321	16,024
Customers	4,188	2,967
Investment securities	278,074	339,959
Partnership investments	114,313	143,723
Prepaid expenses	3,983	3,188
Deferred tax assets, net	7,496	9,194
Other current assets	3,902	2,508
Total current assets	517,295	552,848
Non-current assets:
Deferred tax assets, net	29,200	31,067
Goodwill	6,380	6,380
Property and equipment, net of accumulated depreciation and amortization ($63,121 at June 30, 2015 and $61,145 at December 31, 2014)	13,583	14,246
Other non-current assets	2,059	2,615
Total non-current assets	51,222	54,308
Total assets	$568,517	$607,156
LIABILITIES AND EQUITY
LIABILITIES
Current liabilities:
Distribution fees payable	$8,212	$10,614
Accrued compensation and benefits	14,785	24,476
Interest payable	1,390	1,386
Liabilities of partnership investments	253	10,117
Accrued expenses and other current liabilities	7,378	6,009
Total current liabilities	32,018	52,602
Non-current liabilities:
Long-term debt	45,955	45,955
Deferred rent	8,835	8,803
Other non-current liabilities	1,418	1,710
Total non-current liabilities	56,208	56,468
Total liabilities	88,226	109,070

Redeemable non-controlling interest in partnership investments	78,721	76,167

EQUITY
Class A Common Stock, $0.01 par value; authorized 600,000,000 shares; 25,231,667 shares issued and 17,613,573 shares outstanding at June 30, 2015; 24,990,781 shares issued and 17,920,722 shares outstanding at December 31, 2014	252	250
Class B Common Stock, $0.01 par value; authorized 1,000 shares; 100 shares issued and outstanding at June 30, 2015 and December 31, 2014	—	—
Additional paid-in capital	223,463	221,208
Retained earnings	85,970	89,311
Accumulated other comprehensive income	2,374	1,297
Treasury stock; 7,618,094 shares at June 30, 2015 and 7,070,059 shares at December 31, 2014	(110,829)	(107,129)
Calamos Asset Management, Inc. stockholders’ equity	201,230	204,937
Non-controlling interest in Calamos Investments LLC (Calamos Interests)	200,340	216,982
Total equity	401,570	421,919
Total liabilities and equity	$568,517	$607,156
See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
REVENUES
Investment management fees	$48,962	$49,697	$94,910	$99,975
Distribution and underwriting fees	10,747	12,642	21,594	25,631
Other	642	666	1,264	1,329
Total revenues	60,351	63,005	117,768	126,935
EXPENSES
Employee compensation and benefits	21,848	19,730	46,722	43,726
Distribution expenses	10,489	12,307	21,006	24,958
Marketing and sales promotion	4,330	4,666	17,735	8,371
General and administrative	9,592	9,668	19,718	19,170
Total operating expenses	46,259	46,371	105,181	96,225
Operating income	14,092	16,634	12,587	30,710
NON-OPERATING INCOME
Net interest expense	(721)	(1,460)	(1,451)	(2,925)
Investment and other income	692	10,464	6,429	12,047
Total non-operating income (loss)	(29)	9,004	4,978	9,122
Income before income taxes	14,063	25,638	17,565	39,832
Income tax provision	1,275	2,046	1,740	3,408
Net income	12,788	23,592	15,825	36,424
Net income attributable to non-controlling interest in Calamos Investments LLC (Calamos Interests)	(11,249)	(17,183)	(11,137)	(27,813)
Net (income) loss attributable to redeemable non-controlling interest in partnership investments	494	(3,181)	(2,554)	(3,244)
Net income attributable to Calamos Asset Management, Inc.	$2,033	$3,228	$2,134	$5,367
Earnings per share:
Basic	$0.11	$0.18	$0.12	$0.29
Diluted	$0.11	$0.17	$0.11	$0.28
Weighted average shares outstanding:
Basic	17,789,931	18,243,363	17,830,916	18,658,954
Diluted	18,635,798	19,048,456	18,618,888	19,345,019

Cash dividends declared per share	$0.15	$0.125	$0.30	$0.25
See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$12,788	$23,592	$15,825	$36,424
Other comprehensive income, before income tax provision
Unrealized gains on available-for-sale securities:
Unrealized gains	3,039	8,136	12,055	10,654
Reclassification adjustment for realized gains included in net income	(1,657)	(4,794)	(2,510)	(5,610)
Other comprehensive income, before income tax provision	1,382	3,342	9,545	5,044
Income tax provision related to other comprehensive income	184	156	632	425
Other comprehensive income, after income tax provision	1,198	3,186	8,913	4,619
Comprehensive income	13,986	26,778	24,738	41,043
Comprehensive income attributable to non-controlling interest in Calamos Investments LLC (Calamos Interests)	(12,134)	(20,102)	(18,973)	(31,689)
Comprehensive (income) loss attributable to redeemable non-controlling interest in partnership investments	494	(3,181)	(2,554)	(3,244)
Comprehensive income attributable to Calamos Asset Management, Inc.	$2,346	$3,495	$3,211	$6,110
See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Six Months Ended June 30, 2015
(in thousands, except share data)
(unaudited)

	Calamos Asset Management, Inc. Stockholders
(in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Non-controlling Interest in Calamos Investments LLC (Calamos Interests)	Total	Redeemable Non-controlling Interest in Partnership Investments
Balance at December 31, 2014	$250	$221,208	$89,311	$1,297	$(107,129)	$216,982	$421,919	$76,167
Net income	—	—	2,134	—	—	11,137	13,271	2,554
Other comprehensive income	—	—	—	1,077	—	7,836	8,913	—
Issuance of common stock (240,886 Class A common shares)	2	(2)	—	—	—	—	—	—
Repurchase of common stock by Calamos Investments LLC (548,035 Class A common shares)	—	—	—	—	(1,498)	(5,246)	(6,744)	—
Impact of the redemption of common stock from Calamos Investments LLC by Calamos Asset Management, Inc. (240,886 Class A common shares)	—	2,202	—	—	(2,202)	—	—	—
Cumulative impact of changes in ownership of Calamos Investments LLC	—	(108)	—		—	(566)	(674)	—
Compensation expense recognized under stock incentive plans	—	792	—	—	—	2,776	3,568	—
Impact on non-controlling interests as a result of dividends paid to Calamos Investments LLC on repurchased common stock	—	(629)	—	—	—	629	—	—
Dividend equivalent accrued under stock incentive plans	—	—	(124)	—	—	(435)	(559)	—
Equity and tax distributions paid to non-controlling interests in Calamos Investments LLC (Calamos Interests)	—	—	—	—	—	(32,773)	(32,773)	—
Dividends declared	—	—	(5,351)	—	—	—	(5,351)	—
Balance at June 30, 2015	$252	$223,463	$85,970	$2,374	$(110,829)	$200,340	$401,570	$78,721
See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2015	2014
Cash and cash equivalents at beginning of period	$35,285	$39,078
Cash flows provided by operating activities:
Net income	15,825	36,424
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	950	1,346
Other depreciation and amortization	2,204	2,196
Loss on disposal of property and equipment	71	(110)
Deferred rent	32	(127)
Change in unrealized gains on trading securities, derivative assets, derivative liabilities and partnership investments	(8,331)	(10,179)
Net realized losses on sale of investment securities, derivative assets, derivative liabilities and partnership investments	2,566	2,707
Deferred taxes, net	2,989	5,120
Stock-based compensation	3,568	2,775
Employee taxes paid on vesting under stock incentive plans	(730)	(477)
(Increase) decrease in assets:
Receivables:
Affiliates and affiliated funds, net	703	179
Customers	(1,221)	2,065
Other assets	(2,595)	(4,572)
Increase (decrease) in liabilities:
Distribution fees payable	(2,402)	(378)
Accrued compensation and benefits	(9,691)	(7,755)
Accrued expenses and other liabilities	467	(2,112)
Net cash provided by operating activities	4,405	27,102
Cash flows provided by investing activities:
Net additions to property and equipment	(1,600)	(701)
Purchases of investment securities	(7,068)	(68,023)
Proceeds from sale of investment securities	80,669	232,192
Contributions to partnership investments	—	(38,091)
Distributions from partnership investments	23,139	—
Net cash provided by investing activities	95,140	125,377
Cash flows used in financing activities:
Deferred tax benefit (expense) on vesting under stock incentive plans	56	(10)
Repurchase of common stock by Calamos Investments LLC (548,035 at June 30, 2015, and 1,779,670 at June 30, 2014 Class A common shares)	(6,744)	(21,591)
Equity distributions paid to non-controlling interests (Calamos Interests)	(23,338)	(38,897)
Tax distributions paid to non-controlling interests (Calamos Interests)	(9,435)	(15,695)
Cash dividends paid to common stockholders	(5,351)	(4,722)
Net cash used in financing activities	(44,812)	(80,915)
Net increase in cash and cash equivalents	54,733	71,564
Cash and cash equivalents at end of period	$90,018	$110,642
Supplemental disclosure of cash flow information:
Cash paid for:
Income taxes, net	$62	$155
Interest	$1,516	$2,977

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    Organization and Description of Business
Calamos Asset Management, Inc. (“CAM”), representing the public shares outstanding, as of June 30, 2015, owned 22.2% of the operating company, Calamos Investments LLC (“Calamos Investments”), with the remaining 77.8% privately owned by Calamos Family Partners, Inc. (“CFP”), a Delaware corporation, and John P. Calamos, Sr., the Chairman, Chief Executive Officer and Global Co-Chief Investment Officer of CAM. CAM, together with Calamos Investments and Calamos Investments’ subsidiaries (the “Company”), operates the investment advisory and distribution services businesses reported within these consolidated financial statements. CAM operates and is the sole manager, and thus controls all of the business and affairs of Calamos Investments and, as a result of this control, consolidates the financial results of Calamos Investments with its own financial results. CFP and John P. Calamos, Sr. (collectively "Calamos Interests") ownership interest, in accordance with applicable accounting guidance, is reflected and referred to within these consolidated financial statements as "non-controlling interest in Calamos Investments LLC". As shown in the diagram below, CFP also owns all of CAM’s outstanding Class B common stock, which represents 97.4% of the combined voting power of all classes of CAM’s voting stock. The graphic below illustrates our organizational and ownership structure as of June 30, 2015:

(1)	Represents combined economic interest of Calamos Family Partners, Inc. and John P. Calamos, Sr. who is also a member of Calamos Investments LLC.

(2)
Represents combined economic interest of all public stockholders, including John P. Calamos, Sr. and John P. Calamos, Jr.’s combined 17.13% ownership interest of Class A common stock. The calculation of ownership interest includes options and restricted stock units ("RSUs") that vest within 60 days, as well as CFP’s indirect ownership interest in Class A common stock purchased by Calamos Investments LLC, pursuant to the Company’s share repurchase plan.

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
The consolidated financial statements as of June 30, 2015 and for the three and six months ended June 30, 2015, and 2014 have not been audited by the Company’s independent registered public accounting firm. In the opinion of management, these statements contain all adjustments, including those of a normal recurring nature, necessary for fair presentation of the financial condition and results of operations. The results for the interim periods presented are not necessarily indicative of the results to be obtained for a full fiscal year. This Form 10-Q filing should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
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
The Calamos Interests’ combined 77.8% interest in Calamos Investments at June 30, 2015 and December 31, 2014, is represented as a non-controlling interest in Calamos Investments LLC in the Company’s consolidated financial statements. Non-controlling interest in Calamos Investments is derived by multiplying the historical equity of Calamos Investments by the Calamos Interests’ aggregate ownership percentage for the periods presented. Issuances and repurchases of CAM’s common stock may result in changes to CAM’s ownership percentage and to the non-controlling interests’ ownership percentage of Calamos Investments with resulting changes reflected in the consolidated statements of changes in equity. Income is allocated based on the average ownership interest during the period in which the income is earned.
CAM owns certain assets to which it has exclusive economic rights. As of June 30, 2015 and December 31, 2014, these assets included cash, cash equivalents and investment securities of $78.6 million and $79.3 million, net current and non-current deferred tax assets of $36.7 million and $40.3 million, net current income taxes receivable of $3.8 million and $2.4 million, and a loan receivable from Calamos Investments of $25.0 million and $21.0 million, respectively, that are reported together with Calamos Investments’ consolidated assets in the consolidated statements of financial condition. Additionally, net income before income taxes of $17.6 million and $39.8 million for the six months ended June 30, 2015 and 2014, respectively, each included $654,000 and $729,000, respectively, of interest income, dividend income and realized gains and losses on cash and cash equivalents held solely by CAM. These portions of CAM’s income and expense are not affected by non-controlling interests.
Calamos Investments, through its wholly owned subsidiaries and affiliates, is indirectly the general partner and controls the operations of Calamos Global Opportunities Fund LP, for which it acquired a majority interest in the partnership during the second

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

quarter of 2014. The results of this partnership are included in the Company's consolidated financial statements for the year ended December 31, 2014 and the six months ended June 30, 2015. Calamos Investments, through a wholly owned subsidiary, was indirectly the general partner and controlled the operations of Calamos Arista Strategic Fund LP, a U.S. feeder fund, and Calamos Arista Strategic Fund Ltd, an offshore feeder fund, both to Calamos Arista Strategic Master Fund LTD, a hedge fund in the Cayman Islands. As Calamos Investments was the general partner and controlled the operations of Calamos Arista Strategic Fund LP and Calamos Arista Strategic Fund Ltd, the results of these partnerships and the master fund were included in the Company’s consolidated financial results for the year ended December 31, 2014. Calamos Arista Strategic Fund LP was liquidated on December 26, 2014. The partnership redemptions were completed during the first quarter of 2015 for proceeds of $23.1 million. For the year ended December 31, 2014, the amount due to non-controlling interest of $7.7 million related to this partnership investment was presented in liabilities of partnership investments in our consolidated statements of financial condition. The operations of Calamos International Growth Fund LP were controlled by CAL, the general partner. In December 2013, the limited partners of Calamos International Growth Fund LP redeemed all of their interests in the fund. As a result, the Company deconsolidated Calamos International Growth Fund LP and accounted for this partnership investment using the equity method as of December 31, 2014. Calamos International Growth Fund LP was dissolved on April 10, 2014. See Note 5, Partnership Investments, for more discussion regarding these funds.
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
Treasury Stock
On November 13, 2014, the Company announced a repurchase of up to an additional 3 million shares of the Company's outstanding Class A Common Stock primarily to continue to manage the dilution from share issuances under the Company’s incentive compensation plan. During the six months ended June 30, 2015, Calamos Investments repurchased 548,035 shares of Class A common stock, at an average purchase price of $12.31 and a total cost of $6.7 million under this repurchase program. As Calamos Investments is consolidated with CAM, the repurchased shares are reported as treasury shares. As such, CAM’s 22.2% ownership interest in these shares totaling $1.5 million is reported in treasury stock, with Calamos Interests’ 77.8% ownership interest in these shares totaling $5.2 million reported in non-controlling interest in the consolidated statements of financial condition. The total shares repurchased are not included in the calculation of basic and diluted earnings per share in accordance with GAAP.
During the three and six months ended June 30, 2015, CAM redeemed 83,445 and 240,886, respectively, Class A common shares from Calamos Investments for a value of $1.0 million and $2.8 million, respectively, which represents the fair value of the shares on the date of redemption. As Calamos Investments is consolidated with CAM, the impact of the distribution reflecting the non-controlling interest is $764,000 and $2.2 million, respectively.
During the three and six months ended June 30, 2015, dividends on shares held by Calamos Investments totaled $397,000 and $808,000, respectively. The payment of these dividends increased Calamos Investments' equity resulting in a $309,000 adjustment for the second quarter of 2015, and a $629,000 adjustment for the six months ended June 30, 2015, from additional paid in capital to non-controlling interest in Calamos Investments LLC in the consolidated statement of changes in equity. These adjustments represent Calamos Interests' ownership interest in those dividend payments.
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
The following table provides a summary of investment securities as of June 30, 2015 and December 31, 2014:

(in thousands)
June 30, 2015	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
Funds
Equity
Global Growth	$130,327	$9,810	$(807)	$139,330
U.S. Growth	64,376	6,731	(52)	71,055
Value	5,098	52	(140)	5,010
Alternative	31,117	1,190	(1)	32,306
Fixed Income/High Yield	17,843	60	(176)	17,727
Convertible	5,162	104	(2)	5,264
Multi-Strategy	1,551	158	(25)	1,684
Total Funds	255,474	18,105	(1,203)	272,376
Common stock	138	129	—	267
Total available-for-sale securities	$255,612	$18,234	$(1,203)	$272,643
Trading securities:
Funds
Equity
U.S. Growth	$5,147	$284	$—	$5,431
Total investment securities				$278,074

(in thousands)
December 31, 2014	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
Funds
Equity
Global Growth	$142,610	$5,275	$(1,872)	$146,013
U.S. Growth	64,526	3,194	(410)	67,310
Value	9,979	286	(171)	10,094
Alternative	40,752	1,283	(4)	42,031
Fixed Income/High Yield	17,596	1	(423)	17,174
Convertible	10,163	15	(1)	10,177
Multi-Strategy	1,494	198	(9)	1,683
Total Funds	287,120	10,252	(2,890)	294,482
Common stock	136	125	—	261
Total available-for-sale securities	$287,256	$10,377	$(2,890)	$294,743
Trading securities:
Funds
Equity
U.S. Growth	$52,147	$33	$(6,964)	$45,216
Total investment securities				$339,959

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The investments in Funds at June 30, 2015 and December 31, 2014, of $277.8 million and $339.7 million, respectively, were invested in affiliated funds and accounts that are separately managed.
The aggregate fair value of available-for-sale investment securities that were in an unrealized loss position at June 30, 2015 and December 31, 2014 was $35.3 million and $98.1 million, respectively. As of June 30, 2015 and December 31, 2014, the Company had no investment securities that had been in a continuous loss position for 12 months or longer.
The Company recorded an other-than-temporary impairment charge of $811,000 for the three and six months ended June 30, 2015 on certain available-for-sale securities with unrealized losses. No other-than-temporary impairment charges were recorded for the three and six months ended June 30, 2014. The other-than-temporary impairment charges were reported in non-operating income (loss), in the consolidated statements of operations.
As of June 30, 2015 and December 31, 2014, the Company believes that the remaining $1.2 million and $2.9 million, respectively, in unrealized losses on certain available-for-sale securities are only temporary in nature, as these losses are a result of short-term declines in the net asset value of the funds. Further, the Company has the intent and ability to hold these securities for a period of time sufficient to allow for recovery of the market value. The Company also considered current market conditions and the nature of the securities held when determining the recoverability of those securities' market value.
The following table provides a summary of changes in investment securities for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Available-for-sale securities:
Proceeds from sales	$25,572	$107,065	$40,572	$194,328
Gross realized gains on sales	$2,013	$5,018	$2,558	$5,472
Trading securities:
Change in unrealized gains (losses)	$(605)	$(125)	$7,215	$8,437
The table below summarizes the tax provision on unrealized gains and gains reclassified out of accumulated other comprehensive income (loss) on available-for-sale securities for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
(in thousands)	Before-Tax Amount	Tax Provision	After-Tax Amount	Before-Tax Amount	Tax Provision	After-Tax Amount
Available-for-sale securities:
Changes in unrealized gains	$3,039	$320	$2,719	$8,136	$635	$7,501
Reclassification adjustment for realized gains included in income	(1,657)	(136)	(1,521)	(4,794)	(479)	(4,315)
Other comprehensive income	$1,382	$184	$1,198	$3,342	$156	$3,186

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
(in thousands)	Before-Tax Amount	Tax Provision	After-Tax Amount	Before-Tax Amount	Tax Provision	After-Tax Amount
Available-for-sale securities:
Changes in unrealized gains	$12,055	$1,084	$10,971	$10,654	$971	$9,683
Reclassification adjustment for realized gains included in income	(2,510)	(452)	(2,058)	(5,610)	(546)	(5,064)
Other comprehensive income	$9,545	$632	$8,913	$5,044	$425	$4,619
Reclassification of realized gains out of accumulated other comprehensive income are reported in non-operating income (loss), in investment income, in the consolidated statement of operations.  See Note 9, Non-Operating Income (Loss).

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(4)Derivative Assets and Liabilities
The Company may use exchange-traded option contracts as an economic hedge of price changes in its investment securities portfolio in order to reduce the volatility equity markets have on the fair value of the Company's corporate investment portfolio and that could result in realized or unrealized gains and losses. The Company's investment securities, totaling $278.1 million at June 30, 2015, consist primarily of positions in several Calamos equity and fixed income funds. The equity price risk in the investment portfolio may be hedged using exchange-traded option contracts that correlate most closely with the change in value of the portfolio being hedged. The use of these option contracts are part of a hedge overlay strategy to minimize downside risk in the hedged portfolio. The Company may adjust its hedge position in response to movement and volatility in prices and changes in the composition of the hedged portfolio, but generally is not actively buying and selling contracts.
The Company has elected not to offset its derivative assets with its derivative liabilities even if a right of offset exists. When applicable, the fair value of option contracts is reported on a gross basis in derivative assets and derivative liabilities in the consolidated statements of financial condition. Net gains and losses on these contracts are reported in investment and other income in the consolidated statements of operations. The Company did not record a gain or loss for the three and six months ended June 30, 2015 and 2014. The Company may use these derivatives for risk management purposes but does not designate the contracts as hedges for accounting purposes. The Company had no derivative instruments outstanding as of June 30, 2015 and 2014.
(5)Partnership Investments
Presented below are the underlying assets and liabilities of the partnerships that the Company reports on a consolidated basis, as well as partnership investments that the Company accounts for under the equity method. These investments are presented as partnership investments and liabilities of partnership investments, respectively, in its consolidated statements of financial condition as of June 30, 2015 and December 31, 2014.

(in thousands)	June 30, 2015	December 31, 2014
Consolidated partnerships:
Assets
Securities owned	$108,264	$103,079
Cash and cash equivalents	5,445	39,205
Receivables for securities sold	305	—
Other current assets	192	1,188
Exchange-traded option contracts, net	63	201
Total assets of consolidated partnerships	$114,269	$143,673
Liabilities
Payables for securities purchased	$—	$(2,256)
Due to non-controlling interest in partnership investments	—	(7,719)
Accrued expenses and other current liabilities	(253)	(142)
Total	$(253)	$(10,117)

Equity method investment in partnerships	$44	$50
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
During the second quarter of 2014, Calamos Investments, through its wholly owned subsidiaries and affiliates, acquired a majority interest in Calamos Global Opportunities Fund LP. This investment is presented as a consolidated partnership as of December 31, 2014, and June 30, 2015.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
Investments are presented in the consolidated financial statements at fair value in accordance with GAAP. Investments in open-end funds are stated at fair value based on end of day published net asset values of shares owned by the Company. The fair value of investments in open-end funds was $255.0 million and $312.8 million at the end of June 30, 2015 and December 31, 2014, respectively. There are no unfunded commitments related to these investments. These investments may be redeemed daily with a redemption notice period of up to seven days. Investments in securities traded on a national securities exchange are stated at the last reported sales price on the day of valuation. Other securities, including derivatives, traded in the over-the-counter market and listed securities for which no sale was reported on that date are stated at the last quoted bid price. However, short sales positions and call options written are reported at the last quoted ask price. Convertible bonds, fixed income securities and other securities for which quotations are not readily available are valued at fair value based on observable inputs such as market prices for similar instruments as validated by third party pricing agencies and the Company’s prime broker. Debt securities are valued based upon prices received from an independent pricing service or from a dealer or broker who makes markets in such securities. Pricing services utilize various observable market data and as such, debt securities are generally categorized as Level 2.
The following tables provide the hierarchy of inputs used to derive the fair value of the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014, respectively. Foreign currency contracts are carried in the Company's partnership investments and are presented on a net basis where the right of offset exists, and had no impact for either period presented.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

		Fair Value Measurements Using
(in thousands) Description	June 30, 2015	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)
Cash and cash equivalents
Money market funds	$26,220	$26,220	$—
Investment securities (Note 3)
Funds
Equity
Global Growth	139,330	139,330	—
U.S. Growth	76,486	76,486	—
Value	5,010	5,010	—
Alternative	33,672	33,672	—
Fixed Income/High Yield	17,727	12,575	5,152
Convertible	5,264	5,264	—
Multi-Strategy	1,684	1,684	—
Total Funds	279,173	274,021	5,152
Common stock	267	267	—
Investment securities	279,440	274,288	5,152
Securities and derivatives owned by partnership investments (Note 5)
Common stocks	56,246	29,163	27,083
Preferred stocks	6,257	5,337	920
Convertible bonds	43,636	—	43,636
Corporate bonds	2,125	—	2,125
Money market funds	5,396	5,396	—
Foreign currency	49	49	—
Exchange-traded put option contracts	63	63	—
	113,772	40,008	73,764
Securities sold but not yet purchased (Note 3)
Common stocks	(1,366)	(1,366)	—
Total	$418,066	$339,150	$78,916

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

		Fair Value Measurements Using
(in thousands) Description	December 31, 2014	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)
Cash and cash equivalents
Money market funds	$1,209	$1,209	$—
Investment securities (Note 3)
Funds
Equity
Global Growth	146,013	146,013	—
U.S. Growth	112,526	112,526	—
Value	12,218	12,218	—
Alternative	42,031	42,031	—
Fixed Income/High Yield	17,174	12,174	5,000
Convertible	11,021	11,021	—
Multi-Strategy	1,683	1,683	—
Total Funds	342,666	337,666	5,000
Common stock	261	261	—
Investment securities	342,927	337,927	5,000
Securities and derivatives owned by partnership investments (Note 5)
Common stocks	51,403	26,237	25,166
Preferred stocks	5,736	2,281	3,455
Convertible bonds	41,119	—	41,119
Corporate bonds	4,821	—	4,821
Money market funds	37,060	7,851	29,209
Foreign currency	513	513	—
Exchange-traded put option contracts	201	201	—
	140,853	37,083	103,770
Securities sold but not yet purchased (Note 3)
Common stocks	(2,968)	(2,968)	—
Total	$482,021	$373,251	$108,770
The fair value of the Company’s long-term debt, which has a total carrying value of $46.0 million at June 30, 2015 and December 31, 2014, was $53.4 million and $54.2 million, respectively. During the third quarter of 2014, $46.2 million of senior notes outstanding were repaid. The fair value and carrying value of the Company’s payment obligation was $1.7 million at June 30, 2015, and December 31, 2014. This obligation is associated with the Company's purchase of Black Capital LLC in 2012, reported in other current liabilities in the consolidated statements of financial condition. These fair value estimates are calculated using discounted cash flows based on the Company’s incremental borrowing rates and market inputs for similar bonds for the debt, and the treasury yield curve plus market spread for the payment obligation. The fair values of the debt and payment obligation are based on Level 2 inputs within the fair value hierarchy.
The carrying value of all other financial instruments approximates fair value due to the short maturities of these financial instruments.
(7)Loans Payable
The Company has access to margin loans for the settlement of call options, as well as an additional source of liquidity. The interest rate that can be charged on margin loans is 1.5% per annum, based on the brokerage firm’s lending rate. These loans are due on demand. The Company can borrow up to 70% of its marginable securities on deposit with its brokerage firm. The Company had no margin loan balances outstanding at June 30, 2015 and December 31, 2014.

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
During the six months ended June 30, 2015, the Company granted 780,649 RSUs and there were 282,546 RSUs forfeited. During the same period, the Company granted no stock options and there were 251,806 stock options forfeited.
During the six months ended June 30, 2015, 298,558 RSUs vested with 57,672 units withheld for taxes and 240,886 RSUs converted into an equal number of shares of CAM’s Class A common stock. The total intrinsic value and the fair value of the converted shares was $3.1 million. The total tax benefit realized in connection with the vesting of the RSUs during the six months ended June 30, 2015 was $362,000, as the Company receives tax benefits based upon the portion of Calamos Investments’ expense that it recognizes.
During the six months ended June 30, 2015 and 2014, compensation expense recorded in connection with the RSUs and stock options was $3.6 million and $2.8 million, respectively, of which $792,000 and $617,000, respectively, was credited as additional paid-in capital after giving effect to the non-controlling interests. The amount of deferred tax asset created was $293,000 and $228,000 during the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, $18.5 million of total unrecognized compensation expense related to unvested stock option and RSU awards is expected to be recognized over a weighted-average period of 3.0 years.
(9)Non-Operating Income (Loss)
Non-operating income (loss) was comprised of the following components for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Interest income	$45	$50	$89	$89
Interest expense	(766)	(1,510)	(1,540)	(3,014)
Net interest expense	(721)	(1,460)	(1,451)	(2,925)
Investment income	241	9,912	5,767	10,769
Dividend income	299	347	526	1,010
Miscellaneous other income	152	205	136	268
Investment and other income	692	10,464	6,429	12,047
Non-operating income (loss)	$(29)	$9,004	$4,978	$9,122

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(10)Income Taxes
Calamos Investments is subject to certain income-based state taxes; therefore, income taxes reflect not only the portion attributed to CAM stockholders but also a portion of income taxes attributable to non-controlling interests.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
(in thousands)
Income tax provision	$1,275	$2,046	$1,740	$3,408
Income tax provision attributable to non-controlling interest in Calamos Investments	(17)	(34)	(31)	(79)
Income tax provision attributable to CAM	1,258	2,012	1,709	3,329
Net income attributable to CAM	2,033	3,228	2,134	5,367
Income before taxes attributable to CAM	$3,291	$5,240	$3,843	$8,696
CAM’s effective income tax rate	38.2%	38.4%	44.5%	38.3%
CAM's effective income tax rate was 38.2% for the second quarter of 2015, compared with 38.4% for the second quarter of 2014. For the first six months of 2015, CAM's effective income tax rate was 44.5%, compared with 38.3% for the first six months of 2014, a result of $238,000 of deferred tax expense related to expired employee stock options.
As of December 31, 2014, the Company's total capital loss carryforward was $456,000 which will expire in 2017, if not used before the expiration date. As of June 30, 2015, the Company did not have a valuation allowance on this deferred tax asset.
(11)Earnings Per Share
The following table reflects the calculation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2015	2014	2015	2014
Earnings per share – basic:
Earnings available to common shareholders	$2,033	$3,228	$2,134	$5,367
Weighted average shares outstanding	17,790	18,243	17,831	18,659
Earnings per share – basic	$0.11	$0.18	$0.12	$0.29
Earnings per share – diluted:
Earnings available to common shareholders	$2,033	$3,228	$2,134	$5,367
Weighted average shares outstanding	17,790	18,243	17,831	18,659
Dilutive impact of restricted stock units	846	805	788	686
Weighted average shares outstanding	18,636	19,048	18,619	19,345
Earnings per share – diluted	$0.11	$0.17	$0.11	$0.28
When dilutive, diluted shares outstanding are calculated (a) assuming that Calamos Interests exchanged all of their ownership interest in Calamos Investments and their CAM Class B common stock for shares of CAM’s Class A common stock (the "Exchange") and (b) including the effect of outstanding dilutive equity incentive compensation awards. As of June 30, 2015, and 2014, the impact of the Exchange was anti-dilutive and, therefore, excluded from the calculation of diluted earnings per share.
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
The following table shows the number of shares which were excluded from the computation of diluted earnings per share as they were anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Shares of Class A common stock issuable upon an Exchange of Calamos Interests’ ownership in Calamos Investments*	23,495,196	30,782,715	23,495,196	30,782,715
Restricted stock units	5,250	—	11,874	—
Stock options	1,177,361	1,970,507	1,177,361	1,970,507
Total	24,677,807	32,753,222	24,684,431	32,753,222
* Number of shares calculated with the value of Calamos Investments determined by using the closing price of our shares as of June 30, 2015 ($12.25) and June 30, 2014 ($13.39) as well as assuming said closing prices fully reflect all of CAM's assets; including the application of a 12% discount rate to certain deferred tax assets at each of June 30, 2015 and 2014. The value of Calamos Investments is then multiplied by Calamos Interests' percentage ownership in Calamos Investments, with the result divided by the applicable period-end closing price. See Note 2, Summary of Significant Accounting Policies - Principles of Consolidation, for a description of certain assets owned by CAM.
(12)Commitments and Contingencies

On March 31, 2015, the initial public offering of a Calamos-sponsored closed-end fund was completed with underwriters of the closed-end fund subsequently exercising a portion of their over-allotment option, the closing of which over-allotment option occurred on May 13, 2015. As contemplated in the fund's prospectus, CAL, the fund's investment adviser has implemented a share purchase program pursuant to which CAL will, through a plan agent, purchase up to $20 million of common shares of the fund in the open market, subject to applicable federal securities laws as well as to a variety of market and discount conditions and a daily purchase limit. The purchase plan, which seeks to provide increased liquidity for the fund's common shares, commenced on July 7, 2015 and will run through February 25, 2016. Subsequent to June 30, 2015, CAL purchased $2.7 million of common shares of the fund under this program.

In the normal course of business, the Company may be party to various legal proceedings from time to time. Management believes that a current complaint filed against CAL and CFS, alleging breaches of fiduciary duties with respect to the receipt of advisory, distribution and servicing fees paid by an open-end investment company advised by CAL, is without merit and CAL and CFS intend to defend themselves vigorously against the allegations. Currently, management believes that the ultimate resolution of this legal proceeding will not materially affect the Company’s business, financial position or results of operations and that the likelihood of a material adverse impact is remote.
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

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
In May 2014, the FASB issued new guidance on revenue from contracts with customers. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB decided to defer the effective date of the new revenue guidance by one year to annual reporting periods beginning after December 15, 2017, with early adoption being permitted for annual periods beginning after December 15, 2016. The Company's effective date is January 1, 2018. The Company is evaluating the effect of adopting this new accounting guidance but does not expect adoption will have a material impact on its results of operations, cash flows or financial position.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
We are a firm of 351 full-time associates that primarily provides investment advisory services to institutions and individuals, managing and servicing $24.4 billion and $25.8 billion in assets under management as of June 30, 2015 and 2014, respectively. Assets under management do not include assets under advisement of $680 million and $781 million as of June 30, 2015 and 2014, respectively, for which the Company provides model portfolio design and oversight.
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
We market our investment strategies to our clients through a variety of products designed to suit their investment needs. We currently categorize the portfolios that we manage within four investment product types captured in our funds and separate accounts. The following table lists our assets under management by product as of June 30, 2015 and 2014.

	June 30,
(in millions)	2015	2014
Funds
Open-end funds	$13,863	$16,072
Closed-end funds	6,977	6,511
Total funds	20,840	22,583
Separate Accounts
Institutional accounts	2,583	2,195
Managed accounts	1,009	977
Total separate accounts	3,592	3,172
Total assets under management	$24,432	$25,755
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

Operating Results
Second Quarter and Six Months Ended June 30, 2015 Compared with Second Quarter and Six Months Ended June 30, 2014
Assets Under Management
Assets under management were $24.4 billion and $25.8 billion as of June 30, 2015 and 2014, respectively, and consisted of 85% funds and 15% separate accounts as of June 30, 2015, and 88% funds and 12% separate accounts as of June 30, 2014.

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
(in millions)	2015	2014	Amount	Percent	2015	2014	Amount	Percent
Open-end Funds
Beginning assets under management	$14,334	$16,009	$(1,675)	(10)%	$14,790	$16,128	$(1,338)	(8)%
Sales	575	947	(372)	(39)	1,299	2,160	(861)	(40)
Redemptions	(1,148)	(1,328)	180	14	(2,646)	(2,744)	98	4
Market appreciation	102	444	(342)	(77)	420	528	(108)	(20)
Ending assets under management	13,863	16,072	(2,209)	(14)	13,863	16,072	(2,209)	(14)
Average assets under management	14,253	15,835	(1,582)	(10)	14,404	15,925	(1,521)	(10)
Closed-end Funds
Beginning assets under management	6,758	6,337	421	7	6,211	6,266	(55)	(1)
Sales	262	44	218	*	795	52	743	*
Market appreciation (depreciation)	(43)	130	(173)	*	(29)	193	(222)	*
Ending assets under management	6,977	6,511	466	7	6,977	6,511	466	7
Average assets under management	7,027	6,329	698	11	6,635	6,310	325	5
Institutional Accounts
Beginning assets under management	2,406	2,757	(351)	(13)	1,576	3,081	(1,505)	(49)
Sales	302	64	238	*	1,153	157	996	*
Redemptions	(146)	(704)	558	79	(228)	(1,156)	928	80
Market appreciation	21	78	(57)	(73)	82	113	(31)	(27)
Ending assets under management	2,583	2,195	388	18	2,583	2,195	388	18
Average assets under management	2,491	2,392	99	4	2,177	2,621	(444)	(17)
Managed Accounts
Beginning assets under management	978	1,044	(66)	(6)	929	1,068	(139)	(13)
Sales	65	22	43	*	141	41	100	*
Redemptions	(32)	(117)	85	73	(80)	(156)	76	49
Market appreciation (depreciation)	(2)	28	(30)	*	19	24	(5)	(21)
Ending assets under management	1,009	977	32	3	1,009	977	32	3
Average assets under management	992	1,010	(18)	(2)	976	1,028	(52)	(5)
Total Assets Under Management
Beginning assets under management	24,476	26,147	(1,671)	(6)	23,506	26,543	(3,037)	(11)
Sales	1,204	1,077	127	12	3,388	2,410	978	41
Redemptions	(1,326)	(2,149)	823	38	(2,954)	(4,056)	1,102	27
Market appreciation	78	680	(602)	(89)	492	858	(366)	(43)
Ending assets under management	$24,432	$25,755	$(1,323)	(5)	$24,432	$25,755	$(1,323)	(5)
Average assets under management	$24,763	$25,566	$(803)	(3)%	$24,192	$25,884	$(1,692)	(7)%
________________
* Not meaningful
Fund inflows in the second quarter and first six months of 2015 were primarily due to sales in our multi-strategy (closed-end funds), alternative, global growth, and U.S. growth strategies, but were not sufficient to overcome the aggregate outflows sustained from redemptions in our U.S. growth, alternative, and global growth strategies. Net redemptions in our funds were $311 million in the second quarter of 2015, compared with net redemptions of $337 million in the second quarter of 2014. Appreciation of $59 million in the second quarter of 2015 was $515 million lower than market appreciation of $574 million in the second quarter of

2014. Net redemptions of $552 million for the first six months of 2015 represent an unfavorable change of $20 million from redemptions of $532 million for the first six months of 2014. Market appreciation in all of our funds totaled $391 million in the first six months of 2015, and $721 million in the first six months of 2014.
Separate accounts, which represent accounts we manage for both institutions and individuals, combined net sales were $189 million in the second quarter of 2015, compared with net redemptions of $735 million in the second quarter of 2014. Institutional net sales of $156 million, driven primarily from U.S. growth strategies, represent a favorable change of $796 million compared with net redemptions of $640 million in the second quarter of 2014. Managed account net sales were $33 million, compared with net redemptions of $95 million in the second quarter of 2014. Separate account combined appreciation in the second quarter of 2015 was $19 million, compared with appreciation of $106 million in the second quarter of 2014.
Separate account net sales in the first six months of 2015 were $1.0 billion, compared with net redemptions of $1.1 billion in the first six months of 2014. Institutional net sales were $925 million in the first six months of 2015, compared with net redemptions of $1.0 billion in the first six months of 2014. Institutional account appreciation was $82 million in the first six months of 2015, compared with $113 million in the first six months of 2014. In the first six months of 2015, managed account net sales were $61 million, an improvement of $176 million from net redemptions of $115 million in the first six months of 2014.
Financial Overview

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2015	2014	Amount	Percent	2015	2014	Amount	Percent
(in thousands, except margin)
Operating income	$14,092	$16,634	$(2,542)	(15)%	$12,587	$30,710	$(18,123)	(59)%
Operating margin	23.4%	26.4%	(3.0)%	(11)%	10.7%	24.2%	(13.5)%	(56)%
Net income attributable to Calamos Asset Management, Inc.	$2,033	$3,228	$(1,195)	(37)%	$2,134	$5,367	$(3,233)	(60)%
Operating income for the second quarter of 2015 was $14.1 million, compared with operating income of $16.6 million for the second quarter of 2014. Operating margin for the second quarter of 2015 decreased to 23.4% from 26.4% for the second quarter of 2014. Operating income for the first six months of 2015 decreased by 59% to $12.6 million from $30.7 million for the same period a year ago. Operating margin was 10.7% for the first six months of 2015, a decline from 24.2% for the first six months of 2014. The decrease in both operating income and operating margin in the first six months of 2015 was primarily attributable to closed-end fund launch expenses of $11.5 million in the first quarter of 2015. Excluding the closed-end fund launch, non-GAAP operating income was $24.1 million for the first six months of 2015, compared with $30.7 million in the first six months of 2014, and non-GAAP operating margin was 20.5% for the first six months of 2015, compared with 24.2% for the first six months of 2014. See "Supplemental Non-GAAP Financial Measures" for descriptions of non-GAAP financial measures and a reconciliation of non-GAAP financial measures to GAAP financial measures.
Revenues
Total revenues decreased by $2.7 million, or 4%, to $60.4 million for the second quarter of 2015 from $63.0 million for the second quarter of 2014. Total revenues decreased by $9.2 million, or 7%, to $117.8 million for the first six months of 2015, from $126.9 million for the first six months of 2014. The decrease was primarily due to lower investment management fees and distribution and underwriting fees.

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
(in thousands)	2015	2014	Amount	Percent	2015	2014	Amount	Percent
Investment management fees	$48,962	$49,697	$(735)	(1)%	$94,910	$99,975	$(5,065)	(5)%
Distribution and underwriting fees	10,747	12,642	(1,895)	(15)%	21,594	25,631	(4,037)	(16)%
Other	642	666	(24)	(4)%	1,264	1,329	(65)	(5)%
Total revenues	$60,351	$63,005	$(2,654)	(4)%	$117,768	$126,935	$(9,167)	(7)%
Investment management fees decreased by 1% in the second quarter of 2015 compared with the second quarter of 2014, which was primarily due to an $803 million, or 3%, decrease in average assets under management for the same periods. Investment management fees from open-end funds decreased by 9% to $27.3 million for the second quarter of 2015, from $30.0 million for the second quarter of 2014, driven by a 10% decrease in average open-end fund assets. Investment management fees from our closed-end funds increased by 12% to $16.2 million for the second quarter of 2015, from $14.4 million for the second quarter of 2014, due to an 11% increase in average closed-end fund assets. Investment management fees from our separately managed accounts increased by 6% to $5.0 million for the second quarter of 2015, from $4.7 million for the second quarter of 2014, due to a 2% increase in average separately managed accounts assets under management. Investment management fees that we earned as a percentage of average assets under management were 0.78% for the second quarter of 2015, compared with 0.77% for the second quarter of 2014. Investment management fees from assets under advisement for which we provide model portfolio design and oversight were $527,000 for the second quarter of 2015, compared with $589,000 for the second quarter of 2014. Investment management fees that we earned as a percentage of assets under advisement for the second quarter of 2015 and 2014 were 0.30%.
Investment management fees decreased by 5% in the first six months of 2015, compared with the first six months of 2014, which was primarily due to a $1.7 billion, or 7%, decrease in average assets under management for the same periods. Investment management fees from open-end funds decreased by 9% to $54.8 million for the first six months of 2015, from $60.2 million for the first six months of 2014, driven by a 10% decrease in average open-end fund assets. Investment management fees from our closed-end funds increased by 6% to $30.3 million for the first six months of 2015, from $28.6 million for the first six months of 2014, due to a 5% increase in average closed-end fund assets. Investment management fees from our separately managed accounts decreased by 12% to $8.8 million for the first six months of 2015, from $10.0 million for the first six months of 2014, due to a 14% decrease in average separately managed accounts assets under management. Investment management fees that we earned as a percentage of average assets under management for the first six months of 2015 were 0.78%, compared with 0.77% for the first six months of 2014. Investment management fees from assets under advisement for which we provide model portfolio design and oversight were $1.1 million for the first six months of 2015, compared with $1.2 million for the first six months of 2014. Investment management fees that we earned as a percentage of assets under advisement for the first six months of 2015 and 2014 were 0.30%.
Distribution and underwriting fees decreased by 15%, or $1.9 million to $10.7 million for the second quarter of 2015. Distribution and underwriting fees decreased by 16%, or $4.0 million to $21.6 million for the first six months of 2015, compared with the first six months of 2014. The decrease was primarily due to a shift in open-end fund assets from Class A, B and C shares to Class I shares. More open-end fund investors are choosing to compensate their financial advisors through fee-based models, increasing the demand for and a shift towards our Class I shares. Because we do not collect distribution fees from Class I shares, our distribution revenue has decreased with this shift in assets. For the second quarter and first six months of 2015, average open-end fund assets decreased by 10% across most share classes compared with the second quarter and first six months of 2014. The decrease in average open-end fund assets when compared with the prior year periods is largely due to net redemptions in our U.S. growth and alternative strategies.
Operating Expenses
Operating expenses decreased by $112,000 and increased by $9.0 million for the second quarter and first six months of 2015, respectively, from the second quarter and first six months of 2014. For the second quarter of 2015, an increase in employee compensation and benefits expenses, was partially offset by decreases in distribution expenses, marketing and sales promotion expenses, and general and administrative expenses. For the first six months of 2015, increases in marketing and sales promotion expenses, primarily the result of $11.5 million of expenses related to the launch of a new closed-end fund, employee compensation and benefits expenses, and general and administrative expenses were partially offset by a decrease in distribution expenses.

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
(in thousands)	2015	2014	Amount	Percent	2015	2014	Amount	Percent
Employee compensation and benefits	$21,848	$19,730	$2,118	11%	$46,722	$43,726	$2,996	7%
Distribution expenses	10,489	12,307	(1,818)	(15)%	21,006	24,958	(3,952)	(16)%
Marketing and sales promotion	4,330	4,666	(336)	(7)%	17,735	8,371	9,364	*
General and administrative	9,592	9,668	(76)	(1)%	19,718	19,170	548	3%
Total operating expenses	$46,259	$46,371	$(112)	—%	$105,181	$96,225	$8,956	9%
________________
* Not meaningful
Employee compensation and benefits expenses increased by $2.1 million and $3.0 million for the second quarter and first six months of 2015, respectively, when compared with the second quarter and first six months of 2014. The increase in the second quarter and first six months of 2015 is primarily due to increases in incentive compensation expenses, equity compensation expenses, and base salaries and related benefits. The increase in incentive compensation expenses for the first six months of 2015 was primarily due to the launch of a new closed-end fund in the first quarter of 2015. The increase in equity compensation expenses in the second quarter and first six months of 2015 was primarily the result of the reversal of inception-to-date expenses for forfeited awards recorded in the prior year periods and new awards granted in the second quarter and first six months of 2015.

Distribution expenses decreased by $1.8 million and $4.0 million for the second quarter and first six months of 2015, respectively, when compared with the second quarter and first six months of 2014. The decreases were primarily due to a shift of average open-end fund assets to Class I shares which do not result in distribution expenses.
Marketing and sales promotion expenses decreased by $336,000 and increased by $9.4 million for the second quarter and first six months of 2015, respectively, when compared with the second quarter and first six months of 2014. The decrease in the second quarter of 2015 was primarily due to lower supplemental distribution payments to distribution intermediaries. Supplemental distribution payments are positively correlated with the levels of open-end fund assets that we manage. The increase in the first six months of 2015 is largely the result of the launch of a new closed-end fund in the first quarter of 2015.
General and administrative expenses decreased by $76,000 and increased by $548,000 for the second quarter and first six months of 2015, respectively, when compared with the second quarter and first six months of 2014. Many offsetting factors gave rise to the net decreases in expenses during the second quarter of 2015; however, the main drivers were reductions in travel and entertainment expenses and occupancy-related costs, offset by higher professional services expenses. The main drivers to the increase for the first six months of 2015 were higher professional services expenses, partially offset by a reduction in travel and entertainment expenses.
Non-Operating Activities, Net of Redeemable Non-controlling Interest in Partnership Investments
Non-operating income, net of redeemable non-controlling interest in partnership investments decreased by $5.4 million and $3.5 million for the second quarter and first six months of 2015, respectively, when compared with the second quarter and first six months of 2014. The decrease in the second quarter of 2015 was driven by a decrease in investment income of $9.7 million offset by a decrease in interest expense of $744,000. The decrease in the first six months of 2015 was due to a decrease in investment income of $5.0 million offset by a decrease in interest expense of $1.5 million when compared with the first six months of 2014. The decrease in investment income for the three and six months ended June 30, 2015 when compared with the same periods in 2014 was mainly due to lower realized gains generated from tax harvesting activities and lower unrealized gains within the Company's investment portfolio. The decrease in interest expense for the second quarter and first six months of 2015 when compared with the same periods in 2014 was due to a decrease in long-term debt outstanding.
The following table summarizes our non-operating activities, net of redeemable non-controlling interest in partnership investments for the second quarter and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2015	2014	Change	2015	2014	Change
Interest income	$45	$50	$(5)	$89	$89	$—
Interest expense	(766)	(1,510)	744	(1,540)	(3,014)	1,474
Net interest expense	(721)	(1,460)	739	(1,451)	(2,925)	1,474
Investment income	241	9,912	(9,671)	5,767	10,769	(5,002)
Dividend income	299	347	(48)	526	1,010	(484)
Miscellaneous other income	152	205	(53)	136	268	(132)
Investment and other income	692	10,464	(9,772)	6,429	12,047	(5,618)
Non-operating income (loss), GAAP basis	(29)	9,004	(9,033)	4,978	9,122	(4,144)
Net (income) loss attributable to redeemable non-controlling interest in partnership investments	494	(3,181)	3,675	(2,554)	(3,244)	690
Non-operating income, net of redeemable non-controlling interest in partnership investments, non-GAAP basis (1)	$465	$5,823	$(5,358)	$2,424	$5,878	$(3,454)

(1)
Non-operating income, net of redeemable non-controlling interest in partnership investments is a non-GAAP financial measure. Management believes this measure provides comparability of this information among reporting periods and is an effective measure for reviewing the Company’s non-operating contribution to its results.

The following table provides a summary of the returns that we generated from our corporate investment portfolio. This table combines the investment and dividend income as reported in our consolidated statement of operations with the change in fair value of our investment securities that are recorded in accumulated other comprehensive income, a component of equity, for the second quarter and six months ended June 30, 2015:

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
(in thousands)	Non-Operating Income (Loss), net	Change in Accumulated Other Comprehensive Income	Total	Non-Operating Income (Loss), net	Change in Accumulated Other Comprehensive Income	Total
Funds and common stock	$761	$1,382	$2,143	$2,219	$9,545	$11,764
Partnership investments	(520)	—	(520)	3,548	—	3,548
Investment income	241	1,382	1,623	5,767	9,545	15,312
Dividend income	299		299	526		526
Redeemable non-controlling interest in partnership investments	494		494	(2,554)		(2,554)
Investment portfolio results	$1,034		$2,416	$3,739		$13,284
Less: Non-controlling interest in Calamos Investments LLC		(885)			(7,836)
Deferred income taxes		(184)			(632)
Change in accumulated other comprehensive income		$313			$1,077
Our investment portfolio returned $2.4 million, or 0.8%, and $13.3 million, or 4.2%, in the second quarter and first six months of 2015, respectively. These results primarily reflect realized and unrealized gains from investment securities within the Company's investment portfolio.
Income Tax Provision
Calamos Investments LLC (“Calamos Investments”) is subject to certain income-based state taxes; therefore, income taxes reflect not only the portion attributed to us but also income taxes attributable to non-controlling interests. CAM's effective income tax rate for the second quarter and first six months of 2015 was approximately 38.2% and 44.5%, respectively, compared with 38.4% and 38.3% for the second quarter and first six months of 2014. The effective income tax rate increase for the first six months of 2015 is a result of $238,000 of deferred tax expense related to expired employee stock options.
As of June 30, 2015, the total capital loss carryforward that expires in 2017 was $456,000, and the Company did not have a valuation allowance on this deferred tax asset. The ultimate realization of this deferred tax asset is dependent upon the generation of sufficient capital gains prior to the expiration.
Net income
Net income attributable to CAM was $2.0 million and $2.1 million for the second quarter and first six months of 2015, respectively, compared with $3.2 million and $5.4 million for the second quarter and first six months of 2014. Non-GAAP net income attributable to CAM was $3.9 million and $7.0 million for the second quarter and first six months of 2015, respectively, compared with $4.2 million and $8.1 million for the second quarter and first six months of 2014. See "Supplemental Non-GAAP Financial Measures" below for descriptions of non-GAAP financial measures and a reconciliation of non-GAAP financial measures to GAAP financial measures.
Supplemental Non-GAAP Financial Measures
We provide investors with certain adjusted, non-GAAP financial measures including non-GAAP operating income, non-GAAP operating margin, non-GAAP net income attributable to CAM and non-GAAP diluted earnings per share. These non-GAAP financial measures are provided to supplement the consolidated financial statements presented on a GAAP basis. These non-GAAP financial measures adjust GAAP financial measures to include the tax benefit from the amortization of deferred taxes on intangible assets, and to exclude closed-end fund launch expenses, net of taxes, and CAM’s non-operating income, net of taxes. We believe these adjustments are appropriate to enhance an overall understanding of our operating financial performance, as well as to facilitate comparisons with our historical earnings results. These adjustments to our GAAP results are made with the intent of providing investors a more complete understanding of our underlying earnings results and trends and our marketplace performance. In addition, these non-GAAP financial measures are among the primary indicators management uses as a basis of managing our business.

The presentation of this additional information is not meant to be considered in isolation or as a substitute for the directly comparable financial measures prepared in accordance with GAAP. Investors should review the reconciliations of the non-GAAP financial measures to their most directly comparable GAAP financial measures as provided in the tables below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
(in thousands)
GAAP operating income	$14,092	$16,634	$12,587	$30,710
Adjustment:
Closed-end fund launch expenses	—	—	11,544	—
Non-GAAP operating income	$14,092	$16,634	$24,131	$30,710

Total revenues	$60,351	$63,005	$117,768	$126,935

GAAP operating margin	23.4%	26.4%	10.7%	24.2%
Non-GAAP operating margin	23.4%	26.4%	20.5%	24.2%

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
(in thousands, except per share data)
GAAP net income attributable to CAM	$2,033	$3,228	$2,134	$5,367
Adjustments:
Deferred tax amortization on intangible assets	1,979	1,979	3,958	3,958
Closed-end fund launch expenses, net of taxes(1)	—	—	1,615	—
Non-operating income, net of taxes	(101)	(974)	(659)	(1,179)
Non-GAAP net income attributable to CAM	$3,911	$4,233	$7,048	$8,146
Diluted - Weighted average shares outstanding	18,635,798	19,048,456	18,618,888	19,345,019
Diluted earnings per share	$0.11	$0.17	$0.11	$0.28
Non-GAAP diluted earnings per share	$0.21	$0.22	$0.38	$0.42
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

(ii)	closed-end fund launch expenses, net of taxes; and

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
The following table summarizes our principal sources of liquidity as of June 30, 2015 and December 31, 2014:

(in thousands)	June 30, 2015	December 31, 2014	Increase (Decrease)
Cash and cash equivalents	$90,018	$35,285	$54,733
Investment securities	278,074	339,959	(61,885)
Partnership investments, net of liabilities and redeemable non-controlling interests	35,339	57,439	(22,100)
Total corporate investment portfolio	$403,431	$432,683	$(29,252)
Calamos Investments is the borrower of our $46.0 million in long-term debt. Calamos Investments was in compliance with its financial debt covenants as of June 30, 2015 and December 31, 2014.
As of June 30, 2015, Calamos Investments had a $25.0 million short-term, interest-bearing loan from CAM to fund new seed investments, continue our stock repurchase program, as well as to provide excess liquidity.

On March 31, 2015, the initial public offering of a Calamos-sponsored closed-end fund was completed with underwriters of the closed-end fund subsequently exercising a portion of their over-allotment option, the closing of which over-allotment option occurred on May 13, 2015. As contemplated in the fund's prospectus, CAL, the fund's investment adviser has implemented a share purchase program pursuant to which CAL will, through a plan agent, purchase up to $20 million of common shares of the fund in the open market, subject to applicable federal securities laws as well as to a variety of market and discount conditions and a daily purchase limit. The purchase plan, which seeks to provide increased liquidity for the fund's common shares, commenced on July 7, 2015 and will run through February 25, 2016. Subsequent to June 30, 2015, CAL purchased $2.7 million of common shares of the fund under this program.
The following is a summary of covenant compliance as of June 30, 2015 with the terms and covenants having the same meanings set forth under our amended note purchase agreements:

Covenant	June 30, 2015
EBITDA/interest expense - not less than 3.0	14.47
Debt/EBITDA - not more than 2.75	1.41
Investment coverage ratio - not less than 1.175	4.56
Net worth - not less than $160 million	$257.5 million
The following table summarizes key data relating to our liquidity and capital resources:

(in thousands)	June 30, 2015	December 31, 2014
Statements of financial condition data:
Cash and cash equivalents	$90,018	$35,285
Receivables	19,509	18,991
Investment securities	278,074	339,959
Partnership investments, net of liabilities and redeemable non-controlling interests	35,339	57,439
Deferred tax assets, net	36,696	40,261
Long-term debt, including current portion	45,955	45,955
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
Cash flows for the six months ended June 30, 2015 and 2014 are shown below.

	June 30,
(in thousands)	2015	2014
Cash flow data:
Net cash provided by operating activities	$4,405	$27,102
Net cash provided by investing activities	95,140	125,377
Net cash used in financing activities	(44,812)	(80,915)
Net cash provided by operating activities totaled $4.4 million for the six months ended June 30, 2015. These net cash flows are primarily attributable to investment management and distribution and underwriting fees generated by core business activities, partially offset by staff, distribution, and other operating expenses.
Net cash provided by investing activities totaled $95.1 million for the six months ended June 30, 2015. The net cash provided by investing activities primarily represents net cash inflows as a result of proceeds from sales of investments of $34.1 million and the liquidation of our interest in Calamos Arista Strategic Fund LP, a consolidated partnership, totaling $23.1 million. The remaining sales and repurchases of investment securities totaling $40.1 million were as a result of our tax harvesting strategy.
Net cash used in financing activities totaled $44.8 million for the six months ended June 30, 2015, and largely represents pro rata equity and income tax distributions paid by Calamos Investments to our non-controlling interests of $32.8 million. Net cash used in financing activities was also due to Calamos Investments' repurchase of $6.7 million in Class A common stock as a result of our stock repurchase program, and cash dividends paid to common stockholders of $5.4 million. Finally, we expect cash flows from financing activities to change with tax distributions based on the levels of income that we generate.
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
In May 2014, the FASB issued new guidance on revenue from contracts with customers. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB decided to defer the effective date of the new revenue guidance by one year to annual reporting periods beginning after December 15, 2017, with early adoption being permitted for annual periods beginning after December 15, 2016. The Company's effective date is January 1, 2018. The Company is evaluating the effect of adopting this new accounting guidance but does not expect adoption will have a material impact on its results of operations, cash flows or financial position.
Critical Accounting Policies and Estimates
Our significant accounting policies are summarized in note 2 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014. A complete discussion of critical accounting policies is included in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2014. There were no significant changes in our significant accounting policies or critical accounting policies during the six months ended June 30, 2015.
Other Information - Market Capitalization
Calamos Investments is owned (a) 22.2% by CAM, and (b) 77.8% by Calamos Interests. As of June 30, 2015, CAM holds two groups of assets: (1) CAM’s 22.2% ownership interest in Calamos Investments and (2) primarily cash and cash equivalents, investment securities, income tax receivables, net deferred tax assets, and a loan receivable from Calamos Investments. CAM presents the entire operations of Calamos Investments with its own in the consolidated financial statements. Calamos Interests’ 77.8% ownership in Calamos Investments is presented as a non-controlling interest in the consolidated financial statements. Prior to March 1, 2009, we added approximately 77 million shares to the Class A common shares outstanding so our number of fully diluted shares would reflect Calamos Interests’ ownership in Calamos Investments. The resulting share count of approximately 97 million provided a reasonable proxy for the number of shares used in determining the market capitalization of the fully consolidated company.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
An analysis of our market risk was included in our Annual Report on Form 10-K for the year ended December 31, 2014. There were no material changes to the Company’s market risk during the six months ended June 30, 2015.
Item 4. Controls and Procedures
Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2015, and has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May be Purchased Under the Plans or Programs
April 1 - April 30, 2015	33,793	$12.50	33,793	2,718,007
May 1 - May 31, 2015	238,872	$12.19	238,872	2,479,135
June 1 - June 30, 2015	97,229	$12.14	97,229	2,381,906
Total	369,894	$12.21	369,894
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

CALAMOS ASSET MANAGEMENT, INC.
(Registrant)

Date:	August 6, 2015	By: /s/ Nimish S. Bhatt
Name: Nimish S. Bhatt
Title: Senior Vice President and Chief Financial Officer