Form 10-Q
period 2015-09-30
Calamos Asset Management, Inc. /DE/
filed 2015-11-05
CIK 1299033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
 FORM 10-Q
________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
At October 30, 2015, there were 20,531,826 shares of Class A common stock and 100 shares of Class B common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share data)

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$92,753	$35,285
Receivables:
Affiliates and affiliated funds	13,782	16,024
Customers	4,201	2,967
Investment securities	258,209	339,959
Partnership investments	108,043	143,723
Prepaid expenses	3,636	3,188
Deferred tax assets, net	7,887	9,194
Other current assets	5,249	2,508
Total current assets	493,760	552,848
Non-current assets:
Deferred tax assets, net	29,346	31,067
Goodwill and intangible assets	7,351	6,380
Property and equipment, net of accumulated depreciation and amortization ($60,808 at September 30, 2015 and $61,145 at December 31, 2014)	13,658	14,246
Other non-current assets	1,865	2,615
Total non-current assets	52,220	54,308
Total assets	$545,980	$607,156
LIABILITIES AND EQUITY
LIABILITIES
Current liabilities:
Distribution fees payable	$7,953	$10,614
Accrued compensation and benefits	23,188	24,476
Interest payable	632	1,386
Liabilities of partnership investments	631	10,117
Accrued expenses and other current liabilities	5,357	6,009
Total current liabilities	37,761	52,602
Non-current liabilities:
Long-term debt	45,955	45,955
Deferred rent	8,820	8,803
Other non-current liabilities	2,282	1,710
Total non-current liabilities	57,057	56,468
Total liabilities	94,818	109,070

Redeemable non-controlling interest in partnership investments	74,194	76,167

EQUITY
Class A Common Stock, $0.01 par value; authorized 600,000,000 shares; 25,231,667 shares issued and 17,176,142 shares outstanding at September 30, 2015; 24,990,781 shares issued and 17,920,722 shares outstanding at December 31, 2014	252	250
Class B Common Stock, $0.01 par value; authorized 1,000 shares; 100 shares issued and outstanding at September 30, 2015 and December 31, 2014	—	—
Additional paid-in capital	223,334	221,208
Retained earnings	83,693	89,311
Accumulated other comprehensive income (loss)	(788)	1,297
Treasury stock; 8,055,525 shares at September 30, 2015 and 7,070,059 shares at December 31, 2014	(111,986)	(107,129)
Calamos Asset Management, Inc. stockholders’ equity	194,505	204,937
Non-controlling interest in Calamos Investments LLC (Calamos Interests)	182,463	216,982
Total equity	376,968	421,919
Total liabilities and equity	$545,980	$607,156
See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
REVENUES
Investment management fees	$46,738	$50,418	$141,648	$150,393
Distribution and underwriting fees	10,264	12,438	31,858	38,069
Other	616	676	1,880	2,005
Total revenues	57,618	63,532	175,386	190,467
EXPENSES
Employee compensation and benefits	23,891	21,738	70,613	65,464
Distribution expenses	10,172	12,164	31,178	37,122
Marketing and sales promotion	4,063	3,897	21,798	12,268
General and administrative	10,865	9,880	30,583	29,050
Total operating expenses	48,991	47,679	154,172	143,904
Operating income	8,627	15,853	21,214	46,563
NON-OPERATING INCOME
Net interest expense	(717)	(851)	(2,168)	(3,776)
Investment and other income (loss)	(10,997)	4,482	(4,568)	16,529
Total non-operating income (loss)	(11,714)	3,631	(6,736)	12,753
Income (loss) before income taxes	(3,087)	19,484	14,478	59,316
Income tax provision (benefit)	(46)	1,870	1,694	5,278
Net income (loss)	(3,041)	17,614	12,784	54,038
Net income attributable to non-controlling interest in Calamos Investments LLC (Calamos Interests)	(894)	(15,936)	(12,031)	(43,749)
Net (income) loss attributable to redeemable non-controlling interest in partnership investments	4,298	1,691	1,744	(1,553)
Net income attributable to Calamos Asset Management, Inc.	$363	$3,369	$2,497	$8,736
Earnings per share:
Basic	$0.02	$0.19	$0.14	$0.47
Diluted	$0.02	$0.18	$0.14	$0.46
Weighted average shares outstanding:
Basic	17,316,823	17,888,694	17,657,669	18,399,379
Diluted	18,208,850	18,781,856	18,445,524	19,158,720

Cash dividends declared per share	$0.15	$0.15	$0.45	$0.40
See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$(3,041)	$17,614	$12,784	$54,038
Other comprehensive loss, before income tax benefit
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses)	(19,871)	(9,123)	(7,816)	1,531
Reclassification adjustment for realized gains included in net income	—	(5,949)	(2,510)	(11,559)
Other comprehensive loss, before income tax benefit	(19,871)	(15,072)	(10,326)	(10,028)
Income tax benefit related to other comprehensive loss	(1,857)	(1,533)	(1,225)	(1,108)
Other comprehensive loss, after income tax benefit	(18,014)	(13,539)	(9,101)	(8,920)
Comprehensive income (loss)	(21,055)	4,075	3,683	45,118
Comprehensive (income) loss attributable to non-controlling interest in Calamos Investments LLC (Calamos Interests)	13,958	(5,007)	(5,015)	(36,696)
Comprehensive (income) loss attributable to redeemable non-controlling interest in partnership investments	4,298	1,691	1,744	(1,553)
Comprehensive income (loss) attributable to Calamos Asset Management, Inc.	$(2,799)	$759	$412	$6,869
See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Nine Months Ended September 30, 2015
(in thousands, except share data)
(unaudited)

	Calamos Asset Management, Inc. Stockholders
(in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest in Calamos Investments LLC (Calamos Interests)	Total	Redeemable Non-controlling Interest in Partnership Investments
Balance at December 31, 2014	$250	$221,208	$89,311	$1,297	$(107,129)	$216,982	$421,919	$76,167
Net income (loss)	—	—	2,497	—	—	12,031	14,528	(1,744)
Other comprehensive loss	—	—	—	(2,085)	—	(7,016)	(9,101)	—
Issuance of common stock (240,886 Class A common shares)	2	(2)	—	—	—	—	—	—
Repurchase of common stock by Calamos Investments LLC (985,466 Class A common shares)	—	—	—	—	(2,655)	(9,302)	(11,957)	—
Impact of the redemption of common stock from Calamos Investments LLC by Calamos Asset Management, Inc. (240,886 Class A common shares)	—	2,202	—	—	(2,202)	—	—	—
Cumulative impact of changes in ownership of Calamos Investments LLC	—	(111)	—		—	(564)	(675)	—
Net purchase of redeemable non-controlling interests in partnership investments	—	—	—	—	—	—	—	(229)
Compensation expense recognized under stock incentive plans	—	1,034	—	—	—	3,621	4,655	—
Impact on non-controlling interests as a result of dividends paid to Calamos Investments LLC on repurchased common stock	—	(997)	—	—	—	997	—	—
Dividend equivalent accrued under stock incentive plans	—	—	(158)	—	—	(556)	(714)	—
Equity and tax distributions paid to non-controlling interests in Calamos Investments LLC (Calamos Interests)	—	—	—	—	—	(33,730)	(33,730)	—
Dividends declared	—	—	(7,957)	—	—	—	(7,957)	—
Balance at September 30, 2015	$252	$223,334	$83,693	$(788)	$(111,986)	$182,463	$376,968	$74,194
See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash and cash equivalents at beginning of period	$35,285	$39,078
Cash flows provided by operating activities:
Net income	12,784	54,038
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	1,358	1,987
Other depreciation and amortization	3,111	3,274
(Gain) loss on disposal of property and equipment	89	(111)
Deferred rent	17	(168)
Change in unrealized gains on trading securities, derivative assets, derivative liabilities and partnership investments	(1,157)	(7,785)
Net realized (gains) losses on sale of investment securities, derivative assets, derivative liabilities and partnership investments	6,719	(3,388)
Deferred taxes, net	4,309	7,208
Stock-based compensation	4,655	4,650
Employee taxes paid on vesting under stock incentive plans	(730)	(510)
(Increase) decrease in assets:
Receivables:
Affiliates and affiliated funds, net	2,242	394
Customers	(1,234)	2,197
Other assets	(3,780)	(3,233)
Decrease in liabilities:
Distribution fees payable	(2,661)	(226)
Accrued compensation and benefits	(1,833)	(2,613)
Accrued expenses and other liabilities	(2,030)	(5,527)
Net cash provided by operating activities	21,859	50,187
Cash flows provided by investing activities:
Net additions to property and equipment	(2,574)	(991)
Purchases of investment securities	(20,370)	(131,478)
Proceeds from sale of investment securities	89,022	317,109
Contributions to partnership investments	(229)	(31,400)
Distributions from partnership investments	23,403	—
Net cash paid for acquisition	(55)	—
Net cash provided by investing activities	89,197	153,240
Cash flows used in financing activities:
Repayment of long-term debt	—	(46,160)
Deferred tax benefit (expense) on vesting under stock incentive plans	56	(14)
Repurchase of common stock by Calamos Investments LLC (985,466 at September 30, 2015, and 1,779,670 at September 30, 2014 Class A common shares)	(11,957)	(21,591)
Equity distributions paid to non-controlling interests (Calamos Interests)	(23,338)	(71,571)
Tax distributions paid to non-controlling interests (Calamos Interests)	(10,392)	(22,023)
Cash dividends paid to common stockholders	(7,957)	(7,406)
Net cash used in financing activities	(53,588)	(168,765)
Net increase in cash and cash equivalents	57,468	34,662
Cash and cash equivalents at end of period	$92,753	$73,740
Supplemental disclosure of cash flow information:
Cash paid (refunded) for:
Income taxes, net	$(105)	$(1,416)
Interest	$3,032	$5,954

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    Organization and Description of Business
Calamos Asset Management, Inc. (“CAM”), representing the public shares outstanding, as of September 30, 2015, owned 22.2% of the operating company, Calamos Investments LLC (“Calamos Investments”), with the remaining 77.8% privately owned by Calamos Family Partners, Inc. (“CFP”), a Delaware corporation, and John P. Calamos, Sr., the Chairman, Chief Executive Officer and Global Co-Chief Investment Officer of CAM. CAM, together with Calamos Investments and Calamos Investments’ subsidiaries (the “Company”), operates the investment advisory and distribution services businesses reported within these consolidated financial statements. CAM operates and is the sole manager, and thus controls all of the business and affairs of Calamos Investments and, as a result of this control, consolidates the financial results of Calamos Investments with its own financial results. CFP and John P. Calamos, Sr. (collectively "Calamos Interests") ownership interest, in accordance with applicable accounting guidance, is reflected and referred to within these consolidated financial statements as "non-controlling interest in Calamos Investments LLC". As shown in the diagram below, CFP also owns all of CAM’s outstanding Class B common stock, which represents 97.4% of the combined voting power of all classes of CAM’s voting stock. The graphic below illustrates our organizational and ownership structure as of September 30, 2015:

(1)	Represents combined economic interest of Calamos Family Partners, Inc. and John P. Calamos, Sr. who is also a member of Calamos Investments LLC.

(2)
Represents combined economic interest of all public stockholders, including John P. Calamos, Sr. and John P. Calamos, Jr.’s combined 18.78% ownership interest of Class A common stock. The calculation of ownership interest includes options and restricted stock units ("RSUs") that vest within 60 days, as well as CFP’s indirect ownership interest in Class A common stock purchased by Calamos Investments LLC, pursuant to the Company’s share repurchase plan.

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
The consolidated financial statements as of September 30, 2015 and for the three and nine months ended September 30, 2015, and 2014 have not been audited by the Company’s independent registered public accounting firm. In the opinion of management, these statements contain all adjustments, including those of a normal recurring nature, necessary for fair presentation of the financial condition and results of operations. The results for the interim periods presented are not necessarily indicative of the results to be obtained for a full fiscal year. This Form 10-Q filing should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
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
The Calamos Interests’ combined 77.8% interest in Calamos Investments at September 30, 2015 and December 31, 2014, is represented as a non-controlling interest in Calamos Investments LLC in the Company’s consolidated financial statements. Non-controlling interest in Calamos Investments is derived by multiplying the historical equity of Calamos Investments by the Calamos Interests’ aggregate ownership percentage for the periods presented. Issuances and repurchases of CAM’s common stock may result in changes to CAM’s ownership percentage and to the non-controlling interests’ ownership percentage of Calamos Investments with resulting changes reflected in the consolidated statements of changes in equity. Income is allocated based on the average ownership interest during the period in which the income is earned.
CAM owns certain assets to which it has exclusive economic rights. As of September 30, 2015 and December 31, 2014, these assets included cash, cash equivalents and investment securities of $80.1 million and $79.3 million, net current and non-current deferred tax assets of $37.2 million and $40.3 million, net current income taxes receivable of $5.0 million and $2.4 million, and a loan receivable from Calamos Investments of $20.1 million and $21.0 million, respectively, that are reported together with Calamos Investments’ consolidated assets in the consolidated statements of financial condition. Additionally, net income before income taxes of $14.5 million and $59.3 million for the nine months ended September 30, 2015 and 2014, respectively, each included $721,000 and $1.3 million, respectively, of interest income, dividend income and realized gains and losses on cash and cash equivalents held solely by CAM. These portions of CAM’s income and expense are not affected by non-controlling interests.
Calamos Investments, through its wholly owned subsidiaries and affiliates, is indirectly the general partner and controls the operations of Calamos Global Opportunities Fund LP, for which it acquired a majority interest in the partnership during the second

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

quarter of 2014. The results of this partnership are included in the Company's consolidated financial statements for the year ended December 31, 2014 and the nine months ended September 30, 2015. Calamos Investments, through a wholly owned subsidiary, was indirectly the general partner and controlled the operations of Calamos Arista Strategic Fund LP, a U.S. feeder fund, and Calamos Arista Strategic Fund Ltd, an offshore feeder fund, both to Calamos Arista Strategic Master Fund LTD, a hedge fund in the Cayman Islands. As Calamos Investments was the general partner and controlled the operations of Calamos Arista Strategic Fund LP and Calamos Arista Strategic Fund Ltd, the results of these partnerships and the master fund were included in the Company’s consolidated financial results for the year ended December 31, 2014. Calamos Arista Strategic Fund LP was liquidated on December 26, 2014. The partnership redemptions were completed during the first quarter of 2015 for proceeds of $23.1 million. For the year ended December 31, 2014, the amount due to non-controlling interest of $7.7 million related to this partnership investment was presented in liabilities of partnership investments in our consolidated statements of financial condition. The operations of Calamos International Growth Fund LP were controlled by CAL, the general partner. In December 2013, the limited partners of Calamos International Growth Fund LP redeemed all of their interests in the fund. As a result, the Company deconsolidated Calamos International Growth Fund LP and accounted for this partnership investment using the equity method as of December 31, 2014. Calamos International Growth Fund LP was dissolved on April 10, 2014. See Note 6, Partnership Investments, for more discussion regarding these funds.
For the periods the partnerships are consolidated, the assets and liabilities of the partnerships are presented as partnership investments and liabilities of partnership investments, respectively, in the consolidated statements of financial condition. The net income for these partnerships are included in investment and other income in the consolidated statements of operations, and the change in partnership investments is included in contributions to or distributions from partnership investments in the consolidated statements of cash flows. The underlying assets and liabilities that are being consolidated are described in Note 6, Partnership Investments. The combined interests of all of the consolidated partnerships not owned by the Company and that are redeemable at the option of the holder, are presented as redeemable non-controlling interest in partnership investments in the Company’s consolidated financial statements for the periods those partnerships were consolidated.
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
Treasury Stock
On November 13, 2014, the Company announced a repurchase of up to an additional 3 million shares of the Company's outstanding Class A Common Stock primarily to continue to manage the dilution from share issuances under the Company’s incentive compensation plan. During the nine months ended September 30, 2015, Calamos Investments repurchased 985,466 shares of Class A common stock, at an average purchase price of $12.13 and a total cost of $12.0 million under this repurchase program. As Calamos Investments is consolidated with CAM, the repurchased shares are reported as treasury shares. As such, CAM’s 22.2% ownership interest in these shares totaling $2.7 million is reported in treasury stock, with Calamos Interests’ 77.8% ownership interest in these shares totaling $9.3 million reported in non-controlling interest in the consolidated statements of financial condition. The total shares repurchased are not included in the calculation of basic and diluted earnings per share in accordance with GAAP.
During the nine months ended September 30, 2015, CAM redeemed 240,886 Class A common shares from Calamos Investments for a value of $2.8 million, which represents the fair value of the shares on the date of redemption. As Calamos Investments is consolidated with CAM, the impact of the distribution reflecting the non-controlling interest is $2.2 million. CAM did not have any redemptions of Class A common shares from Calamos Investments during the third quarter of 2015.
During the three and nine months ended September 30, 2015, dividends on shares held by Calamos Investments totaled $473,000 and $1.3 million, respectively. The payment of these dividends increased Calamos Investments' equity resulting in a $368,000 adjustment for the third quarter of 2015, and a $997,000 adjustment for the nine months ended September 30, 2015, from additional paid in capital to non-controlling interest in Calamos Investments LLC in the consolidated statement of changes in equity. These adjustments represent Calamos Interests' ownership interest in those dividend payments.
For a comprehensive disclosure of the Company's significant accounting policies, see the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(3)Acquisition
On September 30, 2015, Calamos Investments acquired Phineus Partners LP, a long/short equity investment firm located in San Francisco, California for a total purchase price of $1.0 million. The acquisition enhances the Company’s product offerings and role as an innovator in the liquid alternatives space. The purchase price consists of $55,000 cash paid to the selling shareholder with the remaining balance as contingent consideration payable annually over the next three years. This future obligation is reported at fair value in other current and non-current liabilities.
As part of the acquisition, we recognized $596,000 of definite-lived intangible assets related to separately-managed account relationships that will be amortized over three years. The excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired resulted in the recognition of $375,000 of goodwill. Acquisition-related expenses for professional services were expensed as incurred, and recorded in general and administrative expenses.
(4)Investment Securities
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
The following table provides a summary of investment securities as of September 30, 2015 and December 31, 2014:

(in thousands)
September 30, 2015	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
Funds
Equity
Global Growth	$126,908	$2,961	$(3,443)	$126,426
U.S. Growth	63,992	2,290	(2,115)	64,167
Value	5,097	35	(444)	4,688
Alternative	28,209	282	(747)	27,744
Fixed Income/High Yield	17,613	29	(596)	17,046
Multi-Strategy	9,255	41	(1,054)	8,242
Convertible	5,193	—	(233)	4,960
Total Funds	256,267	5,638	(8,632)	253,273
Common stock	140	154	—	294
Total available-for-sale securities	$256,407	$5,792	$(8,632)	$253,567
Trading securities:
Funds
Equity
U.S. Growth	$5,147	$—	$(505)	$4,642
Total investment securities				$258,209

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands)
December 31, 2014	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
Funds
Equity
Global Growth	$142,610	$5,275	$(1,872)	$146,013
U.S. Growth	64,526	3,194	(410)	67,310
Value	9,979	286	(171)	10,094
Alternative	40,752	1,283	(4)	42,031
Fixed Income/High Yield	17,596	1	(423)	17,174
Multi-Strategy	1,494	198	(9)	1,683
Convertible	10,163	15	(1)	10,177
Total Funds	287,120	10,252	(2,890)	294,482
Common stock	136	125	—	261
Total available-for-sale securities	$287,256	$10,377	$(2,890)	$294,743
Trading securities:
Funds
Equity
U.S. Growth	$52,147	$33	$(6,964)	$45,216
Total investment securities				$339,959
The investments in Funds at September 30, 2015 and December 31, 2014, of $257.9 million and $339.7 million, respectively, were invested in affiliated funds and accounts that are separately managed.
The aggregate fair value of available-for-sale investment securities that were in an unrealized loss position at September 30, 2015 and December 31, 2014 was $132.5 million and $98.1 million, respectively. As of September 30, 2015 and December 31, 2014, the Company had no investment securities that had been in a continuous loss position for 12 months or longer.
The Company recorded other-than-temporary impairment charges of $4.5 million and $5.3 million, respectively, for the three and nine months ended September 30, 2015 on certain available-for-sale securities with unrealized losses. No other-than-temporary impairment charges were recorded for the three and nine months ended September 30, 2014. The other-than-temporary impairment charges were reported in non-operating income (loss), in the consolidated statements of operations.
As of September 30, 2015 and December 31, 2014, the Company believes that the remaining $8.6 million and $2.9 million, respectively, in unrealized losses on certain available-for-sale securities are only temporary in nature, as these losses are a result of short-term declines in the net asset value of the funds. Further, the Company has the intent and ability to hold these securities for a period of time sufficient to allow for recovery of the market value. The Company also considered current market conditions and the nature of the securities held when determining the recoverability of those securities' market value.
The following table provides a summary of changes in investment securities for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Available-for-sale securities:
Proceeds from sales	$8,353	$84,917	$48,925	$279,245
Gross realized gains on sales	$291	$5,539	$2,849	$11,011
Trading securities:
Change in unrealized gains (losses)	$(789)	$(167)	$6,426	$8,270

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below summarizes the tax provision on unrealized gains (losses) and gains reclassified out of accumulated other comprehensive income (loss) on available-for-sale securities for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
(in thousands)	Before-Tax Amount	Tax Provision	After-Tax Amount	Before-Tax Amount	Tax Provision	After-Tax Amount
Available-for-sale securities:
Changes in unrealized gains (losses)	$(19,871)	$(1,857)	$(18,014)	$(9,123)	$(912)	$(8,211)
Reclassification adjustment for realized gains included in income	—	—	—	(5,949)	(621)	(5,328)
Other comprehensive loss	$(19,871)	$(1,857)	$(18,014)	$(15,072)	$(1,533)	$(13,539)

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
(in thousands)	Before-Tax Amount	Tax Provision	After-Tax Amount	Before-Tax Amount	Tax Provision	After-Tax Amount
Available-for-sale securities:
Changes in unrealized gains (losses)	$(7,816)	$(773)	$(7,043)	$1,531	$59	$1,472
Reclassification adjustment for realized gains included in income	(2,510)	(452)	(2,058)	(11,559)	(1,167)	(10,392)
Other comprehensive loss	$(10,326)	$(1,225)	$(9,101)	$(10,028)	$(1,108)	$(8,920)
Reclassification of realized gains out of accumulated other comprehensive income (loss) are reported in non-operating income (loss), in investment income (loss), in the consolidated statement of operations.  See Note 10, Non-Operating Income (Loss).
(5)Derivative Assets and Liabilities
The Company may use exchange-traded option contracts as an economic hedge of price changes in its investment securities portfolio in order to reduce the volatility equity markets have on the fair value of the Company's corporate investment portfolio and that could result in realized or unrealized gains and losses. The Company's investment securities, totaling $258.2 million at September 30, 2015, consist primarily of positions in several Calamos equity and fixed income funds. The equity price risk in the investment portfolio may be hedged using exchange-traded option contracts that correlate most closely with the change in value of the portfolio being hedged. The use of these option contracts are part of a hedge overlay strategy to minimize downside risk in the hedged portfolio. The Company may adjust its hedge position in response to movement and volatility in prices and changes in the composition of the hedged portfolio, but generally is not actively buying and selling contracts.
The Company has elected not to offset its derivative assets with its derivative liabilities even if a right of offset exists. When applicable, the fair value of option contracts is reported on a gross basis in derivative assets and derivative liabilities in the consolidated statements of financial condition. Net gains and losses on these contracts are reported in investment and other income in the consolidated statements of operations. The Company did not record a gain or loss for the three and nine months ended September 30, 2015. The Company recorded net gains of $1.8 million for the three and nine months ended September 30, 2014. The Company may use these derivatives for risk management purposes but does not designate the contracts as hedges for accounting purposes. The Company had no derivative instruments outstanding as of September 30, 2015 and 2014.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(6)Partnership Investments
Presented below are the underlying assets and liabilities of the partnerships that the Company reports on a consolidated basis, as well as partnership investments that the Company accounts for under the equity method. These investments are presented as partnership investments and liabilities of partnership investments, respectively, in its consolidated statements of financial condition as of September 30, 2015 and December 31, 2014.

(in thousands)	September 30, 2015	December 31, 2014
Consolidated partnerships:
Assets
Securities owned	$102,573	$103,079
Cash and cash equivalents	3,621	39,205
Receivables for securities sold	1,505	—
Other current assets	267	1,188
Exchange-traded option contracts, net	47	201
Total assets of consolidated partnerships	$108,013	$143,673
Liabilities
Payables for securities purchased	$(537)	$(2,256)
Due to non-controlling interest in partnership investments	—	(7,719)
Accrued expenses and other current liabilities	(94)	(142)
Total	$(631)	$(10,117)

Equity method investment in partnerships	$30	$50
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
During the second quarter of 2014, Calamos Investments, through its wholly owned subsidiaries and affiliates, acquired a majority interest in Calamos Global Opportunities Fund LP. This investment is presented as a consolidated partnership as of December 31, 2014, and September 30, 2015.
(7)Fair Value Measurements
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
Investments are presented in the consolidated financial statements at fair value in accordance with GAAP. Investments in open-end funds are stated at fair value based on end of day published net asset values of shares owned by the Company. The fair value of investments in open-end funds was $233.1 million and $312.8 million at the end of September 30, 2015 and December 31, 2014, respectively. There are no unfunded commitments related to these investments. These investments may be redeemed daily with a redemption notice period of up to seven days. Investments in securities traded on a national securities exchange are stated at the last reported sales price on the day of valuation. Other securities, including derivatives, traded in the over-the-counter market and listed securities for which no sale was reported on that date are stated at the last quoted bid price. However, short sales positions and call options written are reported at the last quoted ask price. Convertible bonds, fixed income securities and other securities for which quotations are not readily available are valued at fair value based on observable inputs such as market prices for similar instruments as validated by third party pricing agencies and the Company’s prime broker. Debt securities are valued based upon

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

prices received from an independent pricing service or from a dealer or broker who makes markets in such securities. Pricing services utilize various observable market data and as such, debt securities are generally categorized as Level 2.
The following tables provide the hierarchy of inputs used to derive the fair value of the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, respectively. Foreign currency contracts are carried in the Company's partnership investments and are presented on a net basis where the right of offset exists, and had no impact for either period presented.

		Fair Value Measurements Using
(in thousands) Description	September 30, 2015	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)
Cash and cash equivalents
Money market funds	$25,228	$25,228	$—
Investment securities (Note 4)
Funds
Equity
Global Growth	126,426	126,426	—
U.S. Growth	68,809	68,809	—
Value	4,688	4,688	—
Alternative	28,197	28,197	—
Fixed Income/High Yield	17,046	12,121	4,925
Multi-Strategy	8,242	8,242	—
Convertible	4,960	4,960	—
Total Funds	258,368	253,443	4,925
Common stock	294	294	—
Investment securities	258,662	253,737	4,925
Securities and derivatives owned by partnership investments (Note 6)
Common stocks	48,604	25,559	23,045
Preferred stocks	4,694	3,760	934
Convertible bonds	47,519	—	47,519
Corporate bonds	1,756	—	1,756
Money market funds	3,606	3,606	—
Foreign currency	15	15	—
Exchange-traded put option contracts	47	47	—
	106,241	32,987	73,254
Securities sold but not yet purchased (Note 4)
Common stocks	(453)	(453)	—
Total	$389,678	$311,499	$78,179

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

		Fair Value Measurements Using
(in thousands) Description	December 31, 2014	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)
Cash and cash equivalents
Money market funds	$1,209	$1,209	$—
Investment securities (Note 4)
Funds
Equity
Global Growth	146,013	146,013	—
U.S. Growth	112,526	112,526	—
Value	12,218	12,218	—
Alternative	42,031	42,031	—
Fixed Income/High Yield	17,174	12,174	5,000
Multi-Strategy	1,683	1,683	—
Convertible	11,021	11,021	—
Total Funds	342,666	337,666	5,000
Common stock	261	261	—
Investment securities	342,927	337,927	5,000
Securities and derivatives owned by partnership investments (Note 6)
Common stocks	51,403	26,237	25,166
Preferred stocks	5,736	2,281	3,455
Convertible bonds	41,119	—	41,119
Corporate bonds	4,821	—	4,821
Money market funds	37,060	7,851	29,209
Foreign currency	513	513	—
Exchange-traded put option contracts	201	201	—
	140,853	37,083	103,770
Securities sold but not yet purchased (Note 4)
Common stocks	(2,968)	(2,968)	—
Total	$482,021	$373,251	$108,770
The fair value of the Company’s long-term debt, which has a total carrying value of $46.0 million at September 30, 2015 and December 31, 2014, was $52.3 million and $54.2 million, respectively. During the third quarter of 2014, $46.2 million of senior notes outstanding were repaid. During the third quarter of 2015, the Company paid the $1.7 million payment obligation associated with its purchase of Black Capital LLC in 2012. The fair value and carrying value of this payment obligation was $1.7 million at December 31, 2014, reported in other current liabilities in the consolidated statements of financial condition. At September 30, 2015, the Company recorded contingent consideration associated with its purchase of Phineus Partners LLC. The fair value and carrying value of the contingent consideration was $971,000, and is included in other current and non-current liabilities in the consolidated statements of financial condition. These fair value estimates are calculated using discounted cash flows based on the Company’s incremental borrowing rates and market inputs for similar bonds for the debt, and the treasury yield curve plus market spread for the payment obligation. The fair values of the debt, payment obligation and contingent consideration are based on Level 2 inputs within the fair value hierarchy.
The carrying value of all other financial instruments approximates fair value due to the short maturities of these financial instruments.
(8)Loans Payable
The Company has access to margin loans for the settlement of call options, as well as an additional source of liquidity. The interest rate that can be charged on margin loans is 1.5% per annum, based on the brokerage firm’s lending rate. These loans are due on demand. The Company can borrow up to 68% of its marginable securities on deposit with its brokerage firm. The Company had no margin loan balances outstanding at September 30, 2015 and December 31, 2014.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(9)Stock-Based Compensation
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
During the nine months ended September 30, 2015, the Company granted 780,649 RSUs and there were 654,471 RSUs forfeited. During the same period, the Company granted no stock options and there were 280,682 stock options forfeited.
During the nine months ended September 30, 2015, 298,558 RSUs vested with 57,672 units withheld for taxes and 240,886 RSUs converted into an equal number of shares of CAM’s Class A common stock. The total intrinsic value and the fair value of the converted shares was $3.1 million. The total tax benefit realized in connection with the vesting of the RSUs during the nine months ended September 30, 2015 was $362,000, as the Company receives tax benefits based upon the portion of Calamos Investments’ expense that it recognizes.
During the nine months ended September 30, 2015 and 2014, compensation expense recorded in connection with the RSUs and stock options was $4.7 million, of which $1.0 million was credited as additional paid-in capital after giving effect to the non-controlling interests. The amount of deferred tax asset created was $382,000 during the nine months ended September 30, 2015 and 2014. As of September 30, 2015, $14.5 million of total unrecognized compensation expense related to unvested stock option and RSU awards is expected to be recognized over a weighted-average period of 2.7 years.
(10)Non-Operating Income (Loss)
Non-operating income (loss) was comprised of the following components for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Interest income	$49	$34	$138	$123
Interest expense	(766)	(885)	(2,306)	(3,899)
Net interest expense	(717)	(851)	(2,168)	(3,776)
Investment income (loss)	(11,332)	3,852	(5,565)	14,621
Dividend income	322	605	848	1,615
Miscellaneous other income	13	25	149	293
Investment and other income (loss)	(10,997)	4,482	(4,568)	16,529
Non-operating income (loss)	$(11,714)	$3,631	$(6,736)	$12,753
(11)Income Taxes
Calamos Investments is subject to certain income-based state taxes; therefore, income taxes reflect not only the portion attributed to CAM stockholders but also a portion of income taxes attributable to non-controlling interests.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
(in thousands)
Income tax provision (benefit)	$(46)	$1,870	$1,694	$5,278
Income tax (provision) benefit attributable to non-controlling interest in Calamos Investments	3	(69)	(28)	(148)
Income tax provision (benefit) attributable to CAM	(43)	1,801	1,666	5,130
Net income attributable to CAM	363	3,369	2,497	8,736
Income before taxes attributable to CAM	$320	$5,170	$4,163	$13,866
CAM’s effective income tax rate	(13.4)%	34.8%	40.0%	37.0%

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CAM's effective income tax rate was (13.4)% for the third quarter of 2015, compared with 34.8% for the third quarter of 2014, a result of $177,000 of provision to return true-ups from the 2014 income tax return. For the first nine months of 2015, CAM's effective income tax rate was 40.0%, compared with 37.0% for the first nine months of 2014.
As of December 31, 2014, the Company's total capital loss carryforward was $237,000 which will expire in 2017, if not used before the expiration date. As of September 30, 2015, the Company did not have a valuation allowance on this deferred tax asset.
(12)Earnings Per Share
The following table reflects the calculation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2015	2014	2015	2014
Earnings per share – basic:
Earnings available to common shareholders	$363	$3,369	$2,497	$8,736
Weighted average shares outstanding	17,317	17,889	17,658	18,399
Earnings per share – basic	$0.02	$0.19	$0.14	$0.47
Earnings per share – diluted:
Earnings available to common shareholders	$363	$3,369	$2,497	$8,736
Weighted average shares outstanding	17,317	17,889	17,658	18,399
Dilutive impact of restricted stock units	892	893	788	759
Weighted average shares outstanding	18,209	18,782	18,446	19,158
Earnings per share – diluted	$0.02	$0.18	$0.14	$0.46
When dilutive, diluted shares outstanding are calculated (a) assuming that Calamos Interests exchanged all of their ownership interest in Calamos Investments and their CAM Class B common stock for shares of CAM’s Class A common stock (the "Exchange") and (b) including the effect of outstanding dilutive equity incentive compensation awards. As of September 30, 2015, and 2014, the impact of the Exchange was anti-dilutive and, therefore, excluded from the calculation of diluted earnings per share.
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
The following table shows the number of shares which were excluded from the computation of diluted earnings per share as they were anti-dilutive:

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Shares of Class A common stock issuable upon an Exchange of Calamos Interests’ ownership in Calamos Investments*	11,665,798	22,592,845	11,665,798	22,592,845
Restricted stock units	—	—	11,874	—
Stock options	1,148,485	1,912,621	1,148,485	1,912,621
Total	12,814,283	24,505,466	12,826,157	24,505,466
* Number of shares calculated with the value of Calamos Investments determined by using the closing price of our shares as of September 30, 2015 ($9.48) and September 30, 2014 ($11.27) as well as assuming said closing prices fully reflect all of CAM's assets; including the application of a 12% discount rate to certain deferred tax assets at each of September 30, 2015 and 2014. The value of Calamos Investments is then multiplied by Calamos Interests' percentage ownership in Calamos Investments, with the result divided by the applicable period-end closing price. See Note 2, Summary of Significant Accounting Policies - Principles of Consolidation, for a description of certain assets owned by CAM.
(13)Commitments and Contingencies

On March 31, 2015, the initial public offering of a Calamos-sponsored closed-end fund was completed with underwriters of the closed-end fund subsequently exercising a portion of their over-allotment option, the closing of which over-allotment option occurred on May 13, 2015. As contemplated in the fund's prospectus, CAL, the fund's investment adviser has implemented a share purchase program pursuant to which CAL will, through a plan agent, purchase up to $20 million of common shares of the fund in the open market, subject to applicable federal securities laws as well as to a variety of market and discount conditions and a daily purchase limit. The purchase plan, which seeks to provide increased liquidity for the fund's common shares, commenced on July 7, 2015 and will run through February 25, 2016. CAL purchased $7.6 million of common shares of the fund under this program during the three and nine months ended September 30, 2015.

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
(14)Recently Issued Accounting Pronouncements
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

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(15)Subsequent Event
On November 4, 2015, the Board of Directors of CAM approved a distribution of $5.0 million from Calamos Investments to its members, payable on November 6, 2015, of which $1.1 million will be distributed to CAM, and $3.9 million will be distributed to the Calamos Interests. The distribution will be funded from cash on hand.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
We are a firm of 356 full-time associates that primarily provides investment advisory services to institutions and individuals, managing and servicing $22.5 billion and $24.5 billion in assets under management as of September 30, 2015 and 2014, respectively. Assets under management do not include assets under advisement of $612 million and $729 million as of September 30, 2015 and 2014, respectively, for which the Company provides model portfolio design and oversight.
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
We market our investment strategies to our clients through a variety of products designed to suit their investment needs. We currently categorize the portfolios that we manage within four investment product types captured in our funds and separate accounts. The following table lists our assets under management by product as of September 30, 2015 and 2014.

	September 30,
(in millions)	2015	2014
Funds
Open-end funds	$12,513	$15,495
Closed-end funds	6,399	6,314
Total funds	18,912	21,809
Separate Accounts
Institutional accounts	2,525	1,801
Managed accounts	1,017	904
Total separate accounts	3,542	2,705
Total assets under management	$22,454	$24,514
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

Operating Results
Third Quarter and Nine Months Ended September 30, 2015 Compared with Third Quarter and Nine Months Ended September 30, 2014
Assets Under Management
Assets under management were $22.5 billion and $24.5 billion as of September 30, 2015 and 2014, respectively, and consisted of 84% funds and 16% separate accounts as of September 30, 2015, and 89% funds and 11% separate accounts as of September 30, 2014.

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
(in millions)	2015	2014	Amount	Percent	2015	2014	Amount	Percent
Open-end Funds
Beginning assets under management	$13,863	$16,072	$(2,209)	(14)%	$14,790	$16,128	$(1,338)	(8)%
Sales	620	1,542	(922)	(60)	1,919	3,702	(1,783)	(48)
Redemptions	(1,220)	(1,912)	692	36	(3,866)	(4,656)	790	17
Market appreciation (depreciation)	(750)	(207)	(543)	*	(330)	321	(651)	*
Ending assets under management	12,513	15,495	(2,982)	(19)	12,513	15,495	(2,982)	(19)
Average assets under management	13,324	15,854	(2,530)	(16)	14,040	15,901	(1,861)	(12)
Closed-end Funds
Beginning assets under management	6,977	6,511	466	7	6,211	6,266	(55)	(1)
Sales	10	6	4	67	805	58	747	*
Redemptions	(29)	—	(29)	*	(29)	—	(29)	*
Market depreciation	(559)	(203)	(356)	*	(588)	(10)	(578)	*
Ending assets under management	6,399	6,314	85	1	6,399	6,314	85	1
Average assets under management	6,809	6,437	372	6	6,694	6,353	341	5
Institutional Accounts
Beginning assets under management	2,583	2,195	388	18	1,576	3,081	(1,505)	(49)
Sales	229	17	212	*	1,382	174	1,208	*
Redemptions	(93)	(390)	297	76	(321)	(1,546)	1,225	79
Market appreciation (depreciation)	(194)	(21)	(173)	*	(112)	92	(204)	*
Ending assets under management	2,525	1,801	724	40	2,525	1,801	724	40
Average assets under management	2,603	2,080	523	25	2,306	2,447	(141)	(6)
Managed Accounts
Beginning assets under management	1,009	977	32	3	929	1,068	(139)	(13)
Sales	86	20	66	*	227	61	166	*
Redemptions	(39)	(83)	44	53	(119)	(239)	120	50
Market appreciation (depreciation)	(39)	(10)	(29)	*	(20)	14	(34)	*
Ending assets under management	1,017	904	113	13	1,017	904	113	13
Average assets under management	1,010	929	81	9	987	994	(7)	(1)
Total Assets Under Management
Beginning assets under management	24,432	25,755	(1,323)	(5)	23,506	26,543	(3,037)	(11)
Sales	945	1,585	(640)	(40)	4,333	3,995	338	8
Redemptions	(1,381)	(2,385)	1,004	42	(4,335)	(6,441)	2,106	33
Market appreciation (depreciation)	(1,542)	(441)	(1,101)	*	(1,050)	417	(1,467)	*
Ending assets under management	$22,454	$24,514	$(2,060)	(8)	$22,454	$24,514	$(2,060)	(8)
Average assets under management	$23,746	$25,300	$(1,554)	(6)%	$24,027	$25,695	$(1,668)	(6)%
________________
* Not meaningful
Fund inflows in the third quarter and first nine months of 2015 were primarily due to sales in our alternative, global growth, and U.S. growth strategies, but were not sufficient to overcome the aggregate outflows sustained from redemptions in our alternative, U.S. growth, and global growth strategies. Net redemptions in our funds were $619 million in the third quarter of 2015, compared with net redemptions of $364 million in the third quarter of 2014. Market depreciation of $1.3 billion in the third quarter of 2015 was $899 million higher than market depreciation of $410 million in the third quarter of 2014. Net redemptions of $1.2 billion for the first nine months of 2015 represent an unfavorable change of $275 million from redemptions of $896 million for the first nine months of 2014. Market depreciation in all of our funds totaled $918 million in the first nine months of 2015, compared with appreciation of $311 million in the first nine months of 2014.
Separate accounts, which represent accounts we manage for both institutions and individuals, combined net sales were $183 million in the third quarter of 2015, compared with net redemptions of $436 million in the third quarter of 2014. Institutional net sales of $136 million, driven primarily from U.S. growth strategies, represent a favorable change of $509 million compared with net redemptions of $373 million in the third quarter of 2014. Managed account net sales were $47 million, compared with net redemptions of $63 million in the third quarter of 2014. Separate account combined depreciation in the third quarter of 2015 was $233 million, compared with $31 million in the third quarter of 2014.
Separate account net sales in the first nine months of 2015 were $1.2 billion, compared with net redemptions of $1.6 billion in the first nine months of 2014. Institutional net sales were $1.1 billion in the first nine months of 2015, compared with net redemptions of $1.4 billion in the first nine months of 2014. Institutional account depreciation was $112 million in the first nine months of 2015, compared with appreciation of $92 million in the first nine months of 2014. In the first nine months of 2015, managed account net sales were $108 million, an improvement of $286 million from net redemptions of $178 million in the first nine months of 2014.
Financial Overview

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2015	2014	Amount	Percent	2015	2014	Amount	Percent
(in thousands, except margin)
Operating income	$8,627	$15,853	$(7,226)	(46)%	$21,214	$46,563	$(25,349)	(54)%
Operating margin	15.0%	25.0%	(10.0)%	(40)%	12.1%	24.4%	(12.3)%	(50)%
Net income attributable to Calamos Asset Management, Inc.	$363	$3,369	$(3,006)	(89)%	$2,497	$8,736	$(6,239)	(71)%
Operating income for the third quarter of 2015 was $8.6 million, compared with operating income of $15.9 million for the third quarter of 2014. Operating margin for the third quarter of 2015 decreased to 15.0% from 25.0% for the third quarter of 2014. The decrease in both operating income and operating margin for the third quarter of 2015 is primarily attributable to the decrease in investment management fees, and distribution and underwriting fees. Operating income for the first nine months of 2015 decreased by 54% to $21.2 million from $46.6 million for the same period a year ago. Operating margin was 12.1% for the first nine months of 2015, a decline from 24.4% for the first nine months of 2014. The decrease in both operating income and operating margin in the first nine months of 2015 was primarily attributable to closed-end fund launch expenses of $11.5 million in the first quarter of 2015, and decreases in investment management fees, and distribution and underwriting fees. Excluding the closed-end fund launch, non-GAAP operating income was $32.8 million for the first nine months of 2015, compared with $46.6 million in the first nine months of 2014, and non-GAAP operating margin was 18.7% for the first nine months of 2015, compared with 24.4% for the first nine months of 2014. See "Supplemental Non-GAAP Financial Measures" for descriptions of non-GAAP financial measures and a reconciliation of non-GAAP financial measures to GAAP financial measures.
Revenues
Total revenues decreased by $5.9 million, or 9%, to $57.6 million for the third quarter of 2015 from $63.5 million for the third quarter of 2014. Total revenues decreased by $15.1 million, or 8%, to $175.4 million for the first nine months of 2015, from $190.5 million for the first nine months of 2014. The decrease was primarily due to lower investment management fees and distribution and underwriting fees.

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
(in thousands)	2015	2014	Amount	Percent	2015	2014	Amount	Percent
Investment management fees	$46,738	$50,418	$(3,680)	(7)%	$141,648	$150,393	$(8,745)	(6)%
Distribution and underwriting fees	10,264	12,438	(2,174)	(17)%	31,858	38,069	(6,211)	(16)%
Other	616	676	(60)	(9)%	1,880	2,005	(125)	(6)%
Total revenues	$57,618	$63,532	$(5,914)	(9)%	$175,386	$190,467	$(15,081)	(8)%
Investment management fees decreased by 7% in the third quarter of 2015 compared with the third quarter of 2014, which was primarily due to a $1.6 billion, or 6%, decrease in average assets under management for the same periods. Investment management fees from open-end funds decreased by 16% to $25.8 million for the third quarter of 2015, from $30.8 million for the third quarter of 2014, driven by a 16% decrease in average open-end fund assets. Investment management fees from our closed-end funds increased by 7% to $15.9 million for the third quarter of 2015, from $14.8 million for the third quarter of 2014, due to a 6% increase in average closed-end fund assets. Investment management fees from our separately managed accounts increased by 9% to $4.6 million for the third quarter of 2015, from $4.2 million for the third quarter of 2014, due to a 20% increase in average separately managed accounts assets under management. Investment management fees that we earned as a percentage of average assets under management were 0.77% for the third quarter of 2015, compared with 0.78% for the third quarter of 2014. Investment management fees from assets under advisement for which we provide model portfolio design and oversight were $475,000 for the third quarter of 2015, compared with $581,000 for the third quarter of 2014. Investment management fees that we earned as a percentage of assets under advisement for the third quarter of 2015 were 0.29% compared with 0.30% for the third quarter of 2014.
Investment management fees decreased by 6% in the first nine months of 2015, compared with the first nine months of 2014, which was primarily due to a $1.7 billion, or 6%, decrease in average assets under management for the same periods. Investment management fees from open-end funds decreased by 11% to $80.6 million for the first nine months of 2015, from $90.9 million for the first nine months of 2014, driven by a 12% decrease in average open-end fund assets. Investment management fees from our closed-end funds increased by 6% to $46.1 million for the first nine months of 2015, from $43.5 million for the first nine months of 2014, due to a 5% increase in average closed-end fund assets. Investment management fees from our separately managed accounts decreased by 6% to $13.4 million for the first nine months of 2015, from $14.2 million for the first nine months of 2014, due to a 4% decrease in average separately managed accounts assets under management. Investment management fees that we earned as a percentage of average assets under management for the first nine months of 2015 were 0.78%, compared with 0.77% for the first nine months of 2014. Investment management fees from assets under advisement for which we provide model portfolio design and oversight were $1.5 million for the first nine months of 2015, compared with $1.8 million for the first nine months of 2014. Investment management fees that we earned as a percentage of assets under advisement for the first nine months of 2015 and 2014 were 0.30%.
Distribution and underwriting fees decreased by 17%, or $2.2 million to $10.3 million for the third quarter of 2015. Distribution and underwriting fees decreased by 16%, or $6.2 million to $31.9 million for the first nine months of 2015, compared with the first nine months of 2014. The decrease was primarily due to a shift in open-end fund assets from Class A, B and C shares to Class I shares. More open-end fund investors are choosing to compensate their financial advisors through fee-based models, increasing the demand for and a shift towards our Class I shares. Because we do not collect distribution fees from Class I shares, our distribution revenue has decreased with this shift in assets. Average open-end fund assets decreased by 16% and 12%, for the third quarter and first nine months of 2015, respectively, across most share classes, compared with the third quarter and first nine months of 2014. The decrease in average open-end fund assets when compared with the prior year periods is largely due to net redemptions in our U.S. growth and alternative strategies.
Operating Expenses
Operating expenses increased by $1.3 million and $10.3 million for the third quarter and first nine months of 2015, respectively, from the third quarter and first nine months of 2014. For the third quarter of 2015, increases in employee compensation and benefits expenses, general and administrative expenses, and marketing and sales promotion expenses, were partially offset by a decrease in distribution expenses. For the first nine months of 2015, increases in marketing and sales promotion expenses, primarily the result of $11.5 million of expenses related to the launch of a new closed-end fund, employee compensation and benefits expenses, and general and administrative expenses were partially offset by a decrease in distribution expenses.

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
(in thousands)	2015	2014	Amount	Percent	2015	2014	Amount	Percent
Employee compensation and benefits	$23,891	$21,738	$2,153	10%	$70,613	$65,464	$5,149	8%
Distribution expenses	10,172	12,164	(1,992)	(16)%	31,178	37,122	(5,944)	(16)%
Marketing and sales promotion	4,063	3,897	166	4%	21,798	12,268	9,530	78%
General and administrative	10,865	9,880	985	10%	30,583	29,050	1,533	5%
Total operating expenses	$48,991	$47,679	$1,312	3%	$154,172	$143,904	$10,268	7%
Employee compensation and benefits expenses increased by $2.2 million and $5.1 million for the third quarter and first nine months of 2015, respectively, when compared with the third quarter and first nine months of 2014. The increase in the third quarter of 2015 is primarily due to an increase in base salaries and related benefits, partially offset by a decrease in equity compensation expense. The increase in the first nine months of 2015 is primarily due to increases in base salaries and related benefits, and incentive compensation expenses. The increase in base salaries and related benefits for the third quarter and first nine months of 2015 were primarily related to the impact of transition costs related to the departure of certain personnel. The decrease in equity compensation expenses in the third quarter of 2015 was primarily the result of the reversal of inception-to-date expenses related to the departure of certain personnel. The increase in incentive compensation expenses for the first nine months of 2015 was primarily due to the launch of a new closed-end fund in the first quarter of 2015.

Distribution expenses decreased by $2.0 million and $5.9 million for the third quarter and first nine months of 2015, respectively, when compared with the third quarter and first nine months of 2014. The decreases were primarily due to a shift of average open-end fund assets to Class I shares which do not result in distribution expenses.
Marketing and sales promotion expenses increased by $166,000 and $9.5 million for the third quarter and first nine months of 2015, respectively, when compared with the third quarter and first nine months of 2014. The increase in the third quarter of 2015 was primarily due to higher reimbursements of fund operating expenses that are above the expense cap, partially offset by lower supplemental distribution payments to distribution intermediaries. Supplemental distribution payments are positively correlated with the levels of open-end fund assets that we manage. The increase in the first nine months of 2015 is largely the result of the launch of a new closed-end fund in the first quarter of 2015, and higher reimbursements of fund operating expenses that are above the expense cap, partially offset by lower supplemental distribution payments to distribution intermediaries.
General and administrative expenses increased by $985,000 and $1.5 million for the third quarter and first nine months of 2015, respectively, when compared with the third quarter and first nine months of 2014. The increase in expenses during the third quarter and first nine months of 2015, was primarily due to higher professional services expenses.
Non-Operating Activities, Net of Redeemable Non-controlling Interest in Partnership Investments
Non-operating income (loss), net of redeemable non-controlling interest in partnership investments decreased by $12.7 million and $16.2 million for the third quarter and first nine months of 2015, respectively, when compared with the third quarter and first nine months of 2014. The decrease in the third quarter of 2015 was driven by a decrease in investment income of $15.2 million offset slightly by a decrease in interest expense of $119,000. The decrease in the first nine months of 2015 was due to a decrease in investment income of $20.2 million offset by a decrease in interest expense of $1.6 million when compared with the first nine months of 2014. The decrease in investment income for the three and nine months ended September 30, 2015, when compared with the same periods in 2014, was mainly due to lower realized gains generated from tax harvesting activities, other-than-temporary impairment charges of $4.5 million and $5.3 million, respectively, on certain available-for-sale securities with unrealized losses, and unrealized losses within the Company's investment portfolio. The decrease in interest expense for the third quarter and first nine months of 2015 when compared with the same periods in 2014 was due to a decrease in long-term debt outstanding.
The following table summarizes our non-operating activities, net of redeemable non-controlling interest in partnership investments for the third quarter and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2015	2014	Change	2015	2014	Change
Interest income	$49	$34	$15	$138	$123	$15
Interest expense	(766)	(885)	119	(2,306)	(3,899)	1,593
Net interest expense	(717)	(851)	134	(2,168)	(3,776)	1,608
Investment income (loss)	(11,332)	3,852	(15,184)	(5,565)	14,621	(20,186)
Dividend income	322	605	(283)	848	1,615	(767)
Miscellaneous other income	13	25	(12)	149	293	(144)
Investment and other income (loss)	(10,997)	4,482	(15,479)	(4,568)	16,529	(21,097)
Non-operating income (loss), GAAP basis	(11,714)	3,631	(15,345)	(6,736)	12,753	(19,489)
Net (income) loss attributable to redeemable non-controlling interest in partnership investments	4,298	1,691	2,607	1,744	(1,553)	3,297
Non-operating income (loss), net of redeemable non-controlling interest in partnership investments, non-GAAP basis (1)	$(7,416)	$5,322	$(12,738)	$(4,992)	$11,200	$(16,192)

(1)
Non-operating income (loss), net of redeemable non-controlling interest in partnership investments is a non-GAAP financial measure. Management believes this measure provides comparability of this information among reporting periods and is an effective measure for reviewing the Company’s non-operating contribution to its results.

The following table provides a summary of the returns that we generated from our corporate investment portfolio. This table combines the investment and dividend income as reported in our consolidated statement of operations with the change in fair value of our investment securities that are recorded in accumulated other comprehensive income, a component of equity, for the third quarter and nine months ended September 30, 2015:

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
(in thousands)	Non-Operating Income (Loss), net	Change in Accumulated Other Comprehensive Income (Loss)	Total	Non-Operating Income (Loss), net	Change in Accumulated Other Comprehensive Income (Loss)	Total
Funds and common stock	$(4,929)	$(19,871)	$(24,800)	$(2,710)	$(10,326)	$(13,036)
Partnership investments	(6,403)	—	(6,403)	(2,855)	—	(2,855)
Investment loss	(11,332)	(19,871)	(31,203)	(5,565)	(10,326)	(15,891)
Dividend income	322		322	848		848
Redeemable non-controlling interest in partnership investments	4,298		4,298	1,744		1,744
Investment portfolio results	$(6,712)		$(26,583)	$(2,973)		$(13,299)
Less: Non-controlling interest in Calamos Investments LLC		14,852			7,016
Deferred income taxes		1,857			1,225
Change in accumulated other comprehensive income (loss)		$(3,162)			$(2,085)
Our investment portfolio experienced losses of $26.6 million, or 8.4%, and $13.3 million, or 4.3%, in the third quarter and first nine months of 2015, respectively. These results primarily reflect realized and unrealized losses from investment securities within the Company's investment portfolio.
Income Tax Provision
Calamos Investments LLC (“Calamos Investments”) is subject to certain income-based state taxes; therefore, income taxes reflect not only the portion attributed to us but also income taxes attributable to non-controlling interests. CAM's effective income tax rate for the third quarter and first nine months of 2015 was approximately (13.4)% and 40.0%, respectively, compared with 34.8% and 37.0% for the third quarter and first nine months of 2014. The effective income tax rate decrease for the third quarter of 2015 is a result of $177,000 of provision to return true-ups from the 2014 income tax return.

As of September 30, 2015, the total capital loss carryforward that expires in 2017 was $237,000, and the Company did not have a valuation allowance on this deferred tax asset. The ultimate realization of this deferred tax asset is dependent upon the generation of sufficient capital gains prior to the expiration.
Net income
Net income attributable to CAM was $363,000 and $2.5 million for the third quarter and first nine months of 2015, respectively, compared with $3.4 million and $8.7 million for the third quarter and first nine months of 2014. Non-GAAP net income attributable to CAM was $3.3 million and $10.4 million for the third quarter and first nine months of 2015, respectively, compared with $4.3 million and $12.5 million for the third quarter and first nine months of 2014. See "Supplemental Non-GAAP Financial Measures" below for descriptions of non-GAAP financial measures and a reconciliation of non-GAAP financial measures to GAAP financial measures.
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
The presentation of this additional information is not meant to be considered in isolation or as a substitute for the directly comparable financial measures prepared in accordance with GAAP. Investors should review the reconciliations of the non-GAAP financial measures to their most directly comparable GAAP financial measures as provided in the tables below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
(in thousands)
GAAP operating income	$8,627	$15,853	$21,214	$46,563
Adjustment:
Closed-end fund launch expenses	—	—	11,544	—
Non-GAAP operating income	$8,627	$15,853	$32,758	$46,563

Total revenues	$57,618	$63,532	$175,386	$190,467

GAAP operating margin	15.0%	25.0%	12.1%	24.4%
Non-GAAP operating margin	15.0%	25.0%	18.7%	24.4%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
(in thousands, except per share data)
GAAP net income attributable to CAM	$363	$3,369	$2,497	$8,736
Adjustments:
Deferred tax amortization on intangible assets	1,979	1,979	5,937	5,937
Closed-end fund launch expenses, net of taxes(1)	—	—	1,615	—
Non-operating income, net of taxes	1,005	(1,039)	346	(2,218)
Non-GAAP net income attributable to CAM	$3,347	$4,309	$10,395	$12,455
Diluted - Weighted average shares outstanding	18,208,850	18,781,856	18,445,524	19,158,720
Diluted earnings per share	$0.02	$0.18	$0.14	$0.46
Non-GAAP diluted earnings per share	$0.18	$0.23	$0.56	$0.65
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
The following table summarizes our principal sources of liquidity as of September 30, 2015 and December 31, 2014:

(in thousands)	September 30, 2015	December 31, 2014	Increase (Decrease)
Cash and cash equivalents	$92,753	$35,285	$57,468
Investment securities	258,209	339,959	(81,750)
Partnership investments, net of liabilities and redeemable non-controlling interests	33,218	57,439	(24,221)
Total corporate investment portfolio	$384,180	$432,683	$(48,503)
Calamos Investments is the borrower of our $46.0 million in long-term debt. Calamos Investments was in compliance with its financial debt covenants as of September 30, 2015, and December 31, 2014.
As of September 30, 2015, Calamos Investments had a $20.1 million short-term, interest-bearing loan from CAM to fund new seed investments and provide excess liquidity.

On March 31, 2015, the initial public offering of a Calamos-sponsored closed-end fund was completed with underwriters of the closed-end fund subsequently exercising a portion of their over-allotment option, the closing of which over-allotment option occurred on May 13, 2015. As contemplated in the fund's prospectus, CAL, the fund's investment adviser has implemented a share purchase program pursuant to which CAL will, through a plan agent, purchase up to $20 million of common shares of the fund in the open market, subject to applicable federal securities laws as well as to a variety of market and discount conditions and a daily purchase limit. The purchase plan, which seeks to provide increased liquidity for the fund's common shares, commenced on July 7, 2015 and will run through February 25, 2016. CAL purchased $7.6 million of common shares of the fund under this program during the three and nine months ended September 30, 2015.
The following is a summary of covenant compliance as of September 30, 2015 with the terms and covenants having the same meanings set forth under our amended note purchase agreements:

Covenant	September 30, 2015
EBITDA/interest expense - not less than 3.0	13.22
Debt/EBITDA - not more than 2.75	1.55
Investment coverage ratio - not less than 1.175	4.61
Net worth - not less than $160 million	$234.5 million
The following table summarizes key data relating to our liquidity and capital resources:

(in thousands)	September 30, 2015	December 31, 2014
Statements of financial condition data:
Cash and cash equivalents	$92,753	$35,285
Receivables	17,983	18,991
Investment securities	258,209	339,959
Partnership investments, net of liabilities and redeemable non-controlling interests	33,218	57,439
Deferred tax assets, net	37,233	40,261
Long-term debt	45,955	45,955
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

Cash flows for the nine months ended September 30, 2015 and 2014 are shown below.

	Nine Months Ended September 30,
(in thousands)	2015	2014
Cash flow data:
Net cash provided by operating activities	$21,859	$50,187
Net cash provided by investing activities	89,197	153,240
Net cash used in financing activities	(53,588)	(168,765)
Net cash provided by operating activities totaled $21.9 million for the nine months ended September 30, 2015. These net cash flows are primarily attributable to investment management and distribution and underwriting fees generated by core business activities, partially offset by staff, distribution, and other operating expenses.
Net cash provided by investing activities totaled $89.2 million for the nine months ended September 30, 2015. The net cash provided by investing activities primarily represents net cash inflows as a result of proceeds from sales of investments of $37.1 million and the liquidation of our interest in Calamos Arista Strategic Fund LP, a consolidated partnership, totaling $23.1 million, partially offset by cash outflows of $7.6 million related to the purchase of common shares of a Calamos-sponsored closed-end fund. The remaining sales and repurchases of investment securities totaling $40.0 million were as a result of our tax harvesting strategy.
Net cash used in financing activities totaled $53.6 million for the nine months ended September 30, 2015, and largely represents pro rata equity and income tax distributions paid by Calamos Investments to our non-controlling interests of $33.7 million. Net cash used in financing activities was also due to Calamos Investments' repurchase of $12.0 million in Class A common stock as a result of our stock repurchase program, and cash dividends paid to common stockholders of $8.0 million. Finally, we expect cash flows from financing activities to change with tax distributions based on the levels of income that we generate.
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
Critical Accounting Policies and Estimates
Our significant accounting policies are summarized in note 2 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014. A complete discussion of critical accounting policies is included in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2014. There were no significant changes in our significant accounting policies or critical accounting policies during the nine months ended September 30, 2015.

Other Information - Market Capitalization
Calamos Investments is owned (a) 22.2% by CAM, and (b) 77.8% by Calamos Interests. As of September 30, 2015, CAM holds two groups of assets: (1) CAM’s 22.2% ownership interest in Calamos Investments and (2) primarily cash and cash equivalents, investment securities, income tax receivables, net deferred tax assets, and a loan receivable from Calamos Investments. CAM presents the entire operations of Calamos Investments with its own in the consolidated financial statements. Calamos Interests’ 77.8% ownership in Calamos Investments is presented as a non-controlling interest in the consolidated financial statements. Prior to March 1, 2009, we added approximately 77 million shares to the Class A common shares outstanding so our number of fully diluted shares would reflect Calamos Interests’ ownership in Calamos Investments. The resulting share count of approximately 97 million provided a reasonable proxy for the number of shares used in determining the market capitalization of the fully consolidated company.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
An analysis of our market risk was included in our Annual Report on Form 10-K for the year ended December 31, 2014. There were no material changes to the Company’s market risk during the nine months ended September 30, 2015.
Item 4. Controls and Procedures
Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2015, and has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May be Purchased Under the Plans or Programs
July 1 - July 31, 2015	218,149	$12.02	218,149	2,163,757
August 1 - August 31, 2015	219,282	$11.81	219,282	1,944,475
Total	437,431	$11.92	437,431
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

10.1	Transition Agreement, dated September 9, 2015, between Calamos Asset Management, Inc. and Gary D. Black.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALAMOS ASSET MANAGEMENT, INC.
(Registrant)

Date:	November 5, 2015	By: /s/ Nimish S. Bhatt
Name: Nimish S. Bhatt
Title: Senior Vice President and Chief Financial Officer