Form 10-Q
period 2016-03-31
Calamos Asset Management, Inc. /DE/
filed 2016-05-09
CIK 1299033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
 FORM 10-Q
________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
At April 29, 2016, there were 20,530,571 shares of Class A common stock and 100 shares of Class B common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share data)

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$77,797	$104,717
Receivables:
Affiliates and affiliated funds	12,021	13,891
Customers	3,608	3,876
Investment securities sold	11,253	—
Investment securities	59,587	257,057
Derivative assets	5,241	4,311
Consolidated funds and partnership investments	597,909	112,640
Prepaid expenses	4,380	3,709
Deferred tax assets, net	—	8,294
Other current assets	617	631
Total current assets	772,413	509,126
Non-current assets:
Deferred tax assets, net	38,191	30,010
Goodwill and intangible assets, net	7,252	7,301
Property and equipment, net of accumulated depreciation and amortization ($61,546 at March 31, 2016 and $60,713 at December 31, 2015)	13,027	13,308
Other non-current assets	1,562	1,717
Total non-current assets	60,032	52,336
Total assets	$832,445	$561,462
LIABILITIES AND EQUITY
LIABILITIES
Current liabilities:
Distribution fees payable	$6,796	$7,641
Accrued compensation and benefits	10,826	28,583
Interest payable	632	1,390
Derivative liabilities	8,370	5,475
Liabilities of consolidated funds and partnership investments	4,633	75
Equity distribution payable	15,559	—
Accrued expenses and other current liabilities	4,254	5,118
Total current liabilities	51,070	48,282
Non-current liabilities:
Long-term debt	45,955	45,955
Deferred rent	8,667	8,788
Other non-current liabilities	1,673	2,043
Total non-current liabilities	56,295	56,786
Total liabilities	107,365	105,068

Redeemable non-controlling interest in consolidated funds and partnership investments	378,725	77,835

EQUITY
Class A Common Stock, $0.01 par value; authorized 600,000,000 shares; 26,658,994 shares issued and 16,729,388 shares outstanding at March 31, 2016; 25,326,522 shares issued and 16,917,360 shares outstanding at December 31, 2015	257	253
Class B Common Stock, $0.01 par value; authorized 1,000 shares; 100 shares issued and outstanding at March 31, 2016 and December 31, 2015	—	—
Additional paid-in capital	226,649	224,065
Retained earnings	79,728	81,881
Accumulated other comprehensive income (loss)	(64)	1,110
Treasury stock; 8,929,606 shares at March 31, 2016 and 8,409,162 shares at December 31, 2015	(117,542)	(113,579)
Calamos Asset Management, Inc. stockholders’ equity	189,028	193,730
Non-controlling interest in Calamos Investments LLC (Calamos Interests)	157,327	184,829
Total equity	346,355	378,559
Total liabilities and equity	$832,445	$561,462
See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)
(unaudited)

	Three Months Ended March 31,
	2016	2015
REVENUES
Investment management fees	$39,548	$45,948
Distribution and underwriting fees	8,421	10,847
Other	532	622
Total revenues	48,501	57,417
EXPENSES
Employee compensation and benefits	24,417	24,874
Distribution expenses	8,457	10,517
Marketing and sales promotion	2,695	13,405
General and administrative	8,644	10,126
Total operating expenses	44,213	58,922
Operating income (loss)	4,288	(1,505)
NON-OPERATING INCOME (LOSS)
Net interest expense	(697)	(730)
Investment and other income (loss)	(13,623)	5,737
Total non-operating income (loss)	(14,320)	5,007
Income (loss) before income taxes	(10,032)	3,502
Income tax provision	758	465
Net income (loss)	(10,790)	3,037
Net income attributable to non-controlling interest in Calamos Investments LLC (Calamos Interests)	2,390	112
Net (income) loss attributable to redeemable non-controlling interest in consolidated funds and partnership investments	7,078	(3,048)
Net income (loss) attributable to Calamos Asset Management, Inc.	$(1,322)	$101
Earnings (loss) per share:
Basic	$(0.08)	$0.01
Diluted	$(0.08)	$0.01
Weighted average shares outstanding:
Basic	16,740,100	17,872,357
Diluted	16,740,100	18,699,641

Cash dividends declared per share	$0.15	$0.15
See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Net income (loss)	$(10,790)	$3,037
Other comprehensive income (loss), before income tax provision (benefit)
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses)	(9,008)	9,016
Reclassification adjustment for realized (gains) losses included in net income (loss)	617	(853)
Other comprehensive income (loss), before income tax provision (benefit)	(8,391)	8,163
Income tax provision (benefit) related to other comprehensive income (loss)	(689)	448
Other comprehensive income (loss), after income tax provision (benefit)	(7,702)	7,715
Comprehensive income (loss)	(18,492)	10,752
Comprehensive (income) loss attributable to non-controlling interest in Calamos Investments LLC (Calamos Interests)	8,918	(6,839)
Comprehensive (income) loss attributable to redeemable non-controlling interest in consolidated funds and partnership investments	7,078	(3,048)
Comprehensive income (loss) attributable to Calamos Asset Management, Inc.	$(2,496)	$865
See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except share data)
(unaudited)

	Calamos Asset Management, Inc. Stockholders
(in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest in Calamos Investments LLC (Calamos Interests)	Total	Redeemable Non-controlling Interest in Consolidated Funds and Partnership Investments
Balance at December 31, 2014	$250	$221,208	$89,311	$1,297	$(107,129)	$216,982	$421,919	$76,167
Net income (loss)	—	—	101	—	—	(112)	(11)	3,048
Other comprehensive income	—	—	—	764	—	6,951	7,715	—
Repurchase of common stock by Calamos Investments LLC (178,141 Class A common shares)	—	—	—	—	(495)	(1,734)	(2,229)	—
Issuance of common stock (157,441 Class A common shares)	1	(1)	—	—	—	—	—	—
Impact of the redemption of common stock from Calamos Investments LLC by Calamos Asset Management, Inc. (157,441 Class A common shares)	—	1,438	—	—	(1,438)	—	—	—
Cumulative impact of changes in ownership of Calamos Investments LLC	—	(71)	—	—	—	(361)	(432)	1
Compensation expense recognized under stock incentive plans	—	360	—	—	—	1,260	1,620	—
Impact on non-controlling interests as a result of dividends paid to Calamos Investments LLC on repurchased common stock	—	(320)	—	—	—	320		—
Dividend equivalent accrued under stock incentive plans	—	—	(52)	—	—	(181)	(233)	—
Equity and tax distributions paid to non-controlling interests in Calamos Investments LLC (Calamos Interests)	—	—	—	—	—	(22,806)	(22,806)	—
Dividends declared	—	—	(2,668)	—	—	—	(2,668)	—
Balance at March 31, 2015	$251	$222,614	$86,692	$2,061	$(109,062)	$200,319	$402,875	$79,216

Balance at December 31, 2015	$253	$224,065	$81,881	$1,110	$(113,579)	$184,829	$378,559	$77,835
Consolidation of funds upon adoption of new accounting pronouncement on January 1, 2016	—	—	1,735	—	—	6,079	7,814	318,154
Net income (loss)	—	—	(1,322)	—	—	(2,390)	(3,712)	(7,078)
Other comprehensive income (loss)	—	—	—	(1,174)	—	(6,528)	(7,702)	—
Repurchase of common stock by Calamos Investments LLC (520,444 Class A common shares)	—	—	—	—	(1,035)	(3,624)	(4,659)	—
Issuance of common stock (332,472 Class A common shares)	4	(4)	—	—	—	—	—	—
Impact of the redemption of common stock from Calamos Investments LLC by Calamos Asset Management, Inc. (332,472 Class A common shares)	—	2,928	—	—	(2,928)	—	—	—
Cumulative impact of changes in ownership of Calamos Investments LLC	—	(262)	—		—	(680)	(942)	—
Compensation expense recognized under stock incentive plans	—	361	—	—	—	1,264	1,625	—
Impact on non-controlling interests as a result of dividends paid to Calamos Investments LLC on repurchased common stock	—	(439)	—	—	—	439	—	—
Dividend equivalent accrued under stock incentive plans	—	—	(51)	—	—	(181)	(232)	—
Consolidation (deconsolidation) of funds during period	—	—	—	—	—	—	—	(7,580)
Net purchase (sales) of redeemable non-controlling interest in consolidated funds and partnership investments		—	—			—	—	(2,606)
Equity distributions declared to non-controlling interests in Calamos Investments LLC (Calamos Interests)	—	—	—	—	—	(15,559)	(15,559)	—
Tax distributions paid to non-controlling interests in Calamos Investments LLC (Calamos Interests)	—	—	—	—	—	(6,322)	(6,322)	—
Dividends declared	—	—	(2,515)	—	—	—	(2,515)	—
Balance at March 31, 2016	$257	$226,649	$79,728	$(64)	$(117,542)	$157,327	$346,355	$378,725
See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Cash and cash equivalents at beginning of period	$104,717	$35,285
Cash flows used in operating activities:
Net income (loss)	(10,790)	3,037
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of deferred sales commissions	307	509
Other depreciation and amortization	888	1,115
Loss on disposal of property and equipment	—	26
Deferred rent	(121)	18
Change in unrealized (gains) losses on trading securities, derivative assets, derivative liabilities, consolidated funds and partnership investments, net	15,487	(9,467)
Net realized (gains) losses on sale of investment securities, derivative assets, derivative liabilities, consolidated funds and partnership investments, net	(1,027)	3,914
Change in deferred tax asset valuation allowance	628	—
Deferred taxes, net	104	698
Stock-based compensation	1,625	1,620
Employee taxes paid on vesting under stock incentive plans	(877)	(465)
(Increase) decrease in assets:
Receivables:
Affiliates and affiliated funds, net	1,870	7
Customers	268	(363)
Other assets	(815)	(1,428)
Decrease in liabilities:
Distribution fees payable	(845)	(1,847)
Accrued compensation and benefits	(17,757)	(13,631)
Accrued expenses and other liabilities	(2,154)	(1,078)
Net cash used in operating activities	(13,209)	(17,335)
Cash flows (used in) provided by investing activities:
Net additions to property and equipment	(552)	(628)
Purchases of investment securities	(13,776)	(4,396)
Proceeds from sale of investment securities	14,581	64,306
Net purchases of derivatives	(403)	—
Distributions from consolidated funds and partnership investments	—	23,249
Net cash (used in) provided by investing activities	(150)	82,531
Cash flows used in financing activities:
Deferred tax benefit (expense) on vesting under stock incentive plans	(65)	34
Repurchase of common stock by Calamos Investments LLC (520,444 at March 31, 2016, and 178,141 at March 31, 2015 Class A common shares)	(4,659)	(2,229)
Equity distributions paid to non-controlling interests (Calamos Interests)	—	(15,559)
Tax distributions paid to non-controlling interests (Calamos Interests)	(6,322)	(7,247)
Cash dividends paid to common stockholders	(2,515)	(2,668)
Net cash used in financing activities	(13,561)	(27,669)
Net (decrease) increase in cash and cash equivalents	(26,920)	37,527
Cash and cash equivalents at end of period	$77,797	$72,812
Supplemental disclosure of cash flow information:
Cash paid (refunded) for:
Income taxes, net	$(67)	$21
Interest	$1,516	$1,516
Supplemental disclosure of non-cash flow information:
Receivable for investment securities sold	$11,253	$—
Equity distributions declared, not yet paid	$15,559	$—

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    Organization and Description of Business
Calamos Asset Management, Inc. (“CAM”), representing the public shares outstanding, as of March 31, 2016, owned 22.2% of the operating company, Calamos Investments LLC (“Calamos Investments”), with the remaining 77.8% privately owned by Calamos Family Partners, Inc. (“CFP”), a Delaware corporation, and John P. Calamos, Sr., the Founder, Chairman and Global Chief Investment Officer of CAM. CAM, together with Calamos Investments and Calamos Investments’ subsidiaries (the “Company”), operates the investment advisory and distribution services businesses reported within these consolidated financial statements. CAM operates and is the sole manager, and thus controls all of the business and affairs of Calamos Investments and, as a result of this control, consolidates the financial results of Calamos Investments with its own financial results. CFP and John P. Calamos, Sr. (collectively "Calamos Interests") ownership interest, in accordance with applicable accounting guidance, is reflected and referred to within these consolidated financial statements as "non-controlling interest in Calamos Investments LLC". As shown in the diagram below, CFP also owns all of CAM’s outstanding Class B common stock, which represents 97.4% of the combined voting power of all classes of CAM’s voting stock. The graphic below illustrates our organizational and ownership structure as of March 31, 2016:

(1)	Represents combined economic interest of Calamos Family Partners, Inc. and John P. Calamos, Sr. who is also a member of Calamos Investments LLC.

(2)
Represents combined economic interest of all public stockholders, including John P. Calamos, Sr. and John P. Calamos, Jr.’s combined 20.7% ownership interest of Class A common stock. The calculation of ownership interest includes options and restricted stock units ("RSUs") that vest within 60 days, as well as CFP’s indirect ownership interest in Class A common stock purchased by Calamos Investments LLC, pursuant to the Company’s share repurchase plan.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company primarily provides investment advisory services to individuals and institutional investors through a number of investment products that include open-end funds, an exchange-traded fund and closed-end funds (the “Funds”), separate accounts, offshore funds, and partnerships, as well as provides model portfolio design and oversight for separately managed accounts. The subsidiaries through which the Company provides these services include: Calamos Advisors LLC (“CAL”), a Delaware limited liability company and registered investment advisor; Calamos Financial Services LLC (“CFS”), a Delaware limited liability company and registered broker-dealer; Calamos Wealth Management LLC, a Delaware limited liability company and registered investment advisor; and Calamos Investments LLP, a United Kingdom limited liability partnership, registered investment advisor with the Financial Conduct Authority in the United Kingdom, and a global distributor of the offshore funds and Company products. For reporting purposes, the offshore funds are included within the open-end funds.
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
The consolidated financial statements as of March 31, 2016 and for the three months ended March 31, 2016, and 2015 have not been audited by the Company’s independent registered public accounting firm. In the opinion of management, these statements contain all adjustments, including those of a normal recurring nature, necessary for fair presentation of the financial condition and results of operations. The results for the interim periods presented are not necessarily indicative of the results to be obtained for a full fiscal year. This Form 10-Q filing should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
New Accounting Guidance
The Company implemented Accounting Standards Update No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which amended the consolidation requirements under GAAP, on January 1, 2016, using the modified retrospective method. The modified retrospective method did not require the restatement of prior year periods. In connection with the adoption of this guidance, the Company reevaluated all of its investments for consolidation, including its investments in open-end funds. The adoption of the guidance resulted in open-end funds regulated outside the U.S. previously accounted for as voting interest entities ("VOE") to be evaluated as variable interest entities ("VIE") and led to the consolidation of five open-end funds that were previously accounted for as available-for-sale securities. The adoption also resulted in the consolidation of four U.S. regulated open-end funds that were previously accounted for as available-for-sale securities. The impact to the consolidated statements of financial condition upon adoption was the consolidation of $333.6 million of assets, $15.4 million of liabilities, and $318.2 million of redeemable non-controlling interests. In connection with the adoption, the Company reclassified $1.7 million and $6.1 million, respectively, in accumulated other comprehensive income (loss) to retained earnings and non-controlling interest in Calamos Investments LLC. Additional disclosures related to consolidated voting interest entities and variable interest entities, and the impact the new accounting guidance has had on the quarter are included in Note 5, Consolidated Funds and Partnership Investments.
Principles of Consolidation
The consolidated financial statements include the financial statements of CAM, Calamos Investments, Calamos Investments’ wholly-owned subsidiaries, the Company’s partnerships and open-end funds in which it has a controlling financial interest or operating control. The equity method of accounting is used for investments in which the Company has significant influence, but less than a 50% controlling interest. All significant intercompany balances and transactions have been eliminated.
The Calamos Interests’ combined 77.8% interest in Calamos Investments at March 31, 2016 and December 31, 2015, is represented as a non-controlling interest in Calamos Investments LLC in the Company’s consolidated financial statements. Non-controlling interest in Calamos Investments is derived by multiplying the historical equity of Calamos Investments by the Calamos Interests’ aggregate ownership percentage for the periods presented. Issuances and repurchases of CAM’s common stock may result in changes to CAM’s ownership percentage and to the non-controlling interests’ ownership percentage of Calamos Investments with resulting changes reflected in the consolidated statements of changes in equity. Income is allocated based on the average ownership interest during the period in which the income is earned.
The Company consolidates investments in which the Company’s controlling interest exceeds 50% or in which the Company operates and controls the business and affairs of the entity or is deemed to be the primary beneficiary. In order to make this

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

determination, an analysis is performed to determine if the investment in an affiliate, partnership or open-end fund is a VOE or VIE. The analysis involves judgment and considers several factors, including an entity’s legal organization, capital structure, the rights of the equity investment holders, the Company's ownership interest in the entity, and its contractual involvement with the entity. The Company continually reviews and reconsiders its previously reached VIE or VOE conclusions upon the occurrence of certain events, such as changes to its ownership interest, changes to an entity’s organization and legal structure, or amendments to governing documents.
CAM owns certain assets to which it has exclusive economic rights. As of March 31, 2016, these assets included cash and cash equivalents of $59.2 million, net non-current deferred tax assets of $38.2 million, net current income taxes receivable of $288,000, a dividend receivable of $4.4 million, and a loan receivable from Calamos Investments of $42.0 million. As of December 31, 2015, these assets included cash, cash equivalents and investment securities of $77.3 million, net current and non-current deferred tax assets of $38.3 million, net current income taxes receivable of $355,000, and a loan receivable from Calamos Investments of $25.0 million. These assets are reported together with Calamos Investments’ consolidated assets in the consolidated statements of financial condition. Additionally, net loss before income taxes of $10.0 million and net income before income taxes of $3.5 million for the three months ended March 31, 2016 and 2015, respectively, each included $99,000 and $580,000, respectively, of interest income, dividend income and realized gains and losses on cash and cash equivalents held solely by CAM. These portions of CAM’s income and expense are not affected by non-controlling interests.

The open-end funds that the Company consolidates in its consolidated financial statements are generally those products it provided initial seed capital at the time of their formation and has a controlling interest. The Company's U.S. regulated open-end funds are considered VOEs while those regulated outside the U.S. are considered VIEs. VIEs are entities that, by design (i) lack sufficient equity to permit the entity to finance its activities independently, or (ii) have equity holders that do not have the power to direct the activities of the entity that most significantly impact the entity’s economic performance, the obligation to absorb the entity’s losses, or the rights to receive the entity’s residual returns. The Company consolidates a VIE when it is the primary beneficiary, which is the party that has both (i) the power to direct the activities of the VIE that most significantly impact its economic performance and (ii) the obligation to absorb losses of the entity or the right to receive benefits from the VIE that could potentially be significant. For the periods the funds and partnerships are consolidated, the assets and liabilities of the funds and partnerships are presented as consolidated funds and partnership investments and liabilities of consolidated funds and partnership investments, respectively, in the consolidated statements of financial condition. The net income for these funds and partnerships is included in investment and other income in the consolidated statements of operations, and the change in funds and partnership investments is included in contributions to or distributions from consolidated funds and partnership investments in the consolidated statements of cash flows. The combined interests of all of the consolidated funds and partnerships not owned by the Company and that are redeemable at the option of the holder, are presented as redeemable non-controlling interest in consolidated funds and partnership investments in the Company’s consolidated financial statements for the periods those funds and partnerships were consolidated. See Note 5, Consolidated Funds and Partnership Investments, for more discussion regarding these funds.
Calamos Investments, through its wholly-owned subsidiaries and affiliates, is indirectly the general partner and controls the operations of Calamos Global Opportunities Fund LP. The results of this partnership are included in the Company's consolidated financial statements.
The Company holds non-controlling interests in certain other partnership investments that are included in partnership investments and consolidated funds in the consolidated statements of financial condition. These other partnership investments are accounted for under the equity method.
Restricted Cash
The Company has a $430,000 security deposit related to a property lease that is restricted from the Company’s general corporate use and is being reported in other non-current assets in the consolidated statements of financial condition.
Treasury Stock
On November 13, 2014, the Company announced a repurchase of up to an additional 3 million shares of the Company's outstanding Class A Common Stock primarily to continue to manage the dilution from share issuances under the Company’s incentive compensation plan. During the three months ended March 31, 2016, Calamos Investments repurchased 520,444 shares of Class A common stock, at an average purchase price of $8.95 and a total cost of $4.7 million under this repurchase program. As Calamos Investments is consolidated with CAM, the repurchased shares are reported as treasury shares. As such, CAM’s 22.2% ownership interest in these shares totaling $1.1 million is reported in treasury stock, with Calamos Interests’ 77.8% ownership interest in these shares totaling $3.6 million reported in non-controlling interest in the consolidated statements of financial condition. The total shares repurchased are not included in the calculation of basic and diluted earnings per share in accordance with GAAP.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the three months ended March 31, 2016, CAM redeemed 332,472 Class A common shares from Calamos Investments for a value of $3.8 million, which represents the fair value of the shares on the date of redemption. As Calamos Investments is consolidated with CAM, the impact of the distribution reflecting the non-controlling interest is $2.9 million.
During the three months ended March 31, 2016, dividends on shares held by Calamos Investments totaled $565,000. The payment of these dividends increased Calamos Investments' equity resulting in a $439,000 adjustment from additional paid in capital to non-controlling interest in Calamos Investments LLC in the consolidated statement of changes in equity. This adjustment represents Calamos Interests' ownership interest in those dividend payments.
For a comprehensive disclosure of the Company's significant accounting policies, see the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
(3)Investment Securities
The Company carries all investment securities it owns at fair value and record all changes in fair value in current earnings. As such, unrealized gains and losses on trading securities, as well as realized gains and losses on all investment securities, are included in investment and other income in the consolidated statements of operations. Unrealized gains and losses on available-for-sale securities are reported, net of CAM's deferred income tax, as a separate component of accumulated other comprehensive income (loss) in equity until realized.
The following table provides a summary of investment securities as of March 31, 2016 and December 31, 2015:

(in thousands)
March 31, 2016	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
Funds
U.S. Equity	$618	$44	$(2)	$660
Global Equity	9,911	731	(20)	10,622
Convertible	35	—	(5)	30
Fixed Income	5,259	174	(3)	5,430
Alternative	51	—	—	51
Multi-Strategy	20,506	776	(664)	20,618
Total Funds	36,380	1,725	(694)	37,411
Common stock	141	226	—	367
Total available-for-sale securities	$36,521	$1,951	$(694)	$37,778
Trading securities:
Funds
U.S. Equity	$15,760	$75	$(1,609)	$14,226
Global Equity	4,781	15	(35)	4,761
Convertible	1,785	14	—	1,799
Fixed Income	52	—	—	52
Alternative	971	—	—	971
Total trading securities	$23,349	$104	$(1,644)	$21,809
Total investment securities				$59,587

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands)
December 31, 2015	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
Funds
U.S. Equity	$62,839	$2,914	$(44)	$65,709
Global Equity	124,929	6,606	(46)	131,489
Convertible	5,093	—	(14)	5,079
Fixed Income	16,922	58	(15)	16,965
Alternative	14,153	125	(191)	14,087
Multi-Strategy	16,150	208	(133)	16,225
Total Funds	240,086	9,911	(443)	249,554
Common stock	141	181	—	322
Total available-for-sale securities	$240,227	$10,092	$(443)	$249,876
Trading securities:
Funds
U.S. Equity	$5,194	$—	$(478)	$4,716
Global Equity	2,500	—	(35)	2,465
Total trading securities	$7,694	$—	$(513)	$7,181
Total investment securities				$257,057
The investments in Funds at March 31, 2016 and December 31, 2015 of $59.2 million and $256.7 million, respectively, were invested in affiliated funds that are not consolidated and accounts that are separately managed. In connection with the adoption of the new consolidation accounting guidance on January 1, 2016, the Company reevaluated all of its investments for consolidation, including its investments in open-end funds. The Company determined that its interests in certain available-for-sale securities with a fair value of $197.5 million at December 31, 2015, were deemed controlling interests under the new accounting guidance and resulted in these open-end funds being consolidated on January 1, 2016.
The aggregate fair value of available-for-sale investment securities that were in an unrealized loss position at March 31, 2016 and December 31, 2015 was $16.1 million and $12.5 million, respectively. As of March 31, 2016 and December 31, 2015, the Company had no investment securities that had been in a continuous loss position for 12 months or longer.
The Company recorded other-than-temporary impairment charges of $251,000 for the three months ended March 31, 2016 on certain available-for-sale securities with unrealized losses. No other-than-temporary impairment charges were recorded for the three months ended March 31, 2015. The other-than-temporary impairment charges were reported in non-operating income (loss), in the consolidated statements of operations.
As of March 31, 2016 and December 31, 2015, the Company believes that the remaining $694,000 and $443,000, respectively, in unrealized losses on certain available-for-sale securities are only temporary in nature, as these losses are a result of short-term declines in the net asset value of the funds. Further, the Company has the intent and ability to hold these securities for a period of time sufficient to allow for recovery of the fair value. The Company also considered current market conditions and the nature of the securities held when determining the recoverability of those securities' fair value.
The following table provides a summary of changes in investment securities for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(in thousands)	2016	2015
Available-for-sale securities:
Proceeds from sales	$14,630	$15,000
Gross realized gains (losses) on sales	$(307)	$545
Trading securities:
Changes in unrealized gains (losses)	$(3,723)	$7,820

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below summarizes the tax provision on unrealized gains (losses) and (gains) losses reclassified out of accumulated other comprehensive income (loss) on available-for-sale securities for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
(in thousands)	Before-Tax Amount	Tax Provision	After-Tax Amount	Before-Tax Amount	Tax Provision	After-Tax Amount
Available-for-sale securities:
Changes in unrealized gains (losses)	$(1,194)	$(98)	$(1,096)	$9,016	$764	$8,252
Reclassification adjustment for realized (gains) losses included in income	617	51	566	(853)	(316)	(537)
Unrealized gains on consolidation of funds upon adoption of new accounting pronouncement	(7,814)	(642)	(7,172)	—	—	—
Other comprehensive income (loss)	$(8,391)	$(689)	$(7,702)	$8,163	$448	$7,715
Reclassification of realized (gains) losses out of accumulated other comprehensive income (loss) are reported in non-operating income (loss), in investment income (loss), in the consolidated statement of operations. See Note 9, Non-Operating Income (Loss).
(4)Derivative Assets and Liabilities
The Company used exchange-traded option contracts as an economic hedge of price changes in its investment securities portfolio in order to reduce the volatility equity markets have on the fair value of the Company's corporate investment portfolio and that could result in realized or unrealized gains and losses. The Company's investment securities and consolidated funds, net of redeemable non-controlling interest, totaling $238.8 million at March 31, 2016, consist primarily of positions in several Calamos equity and fixed income funds. The equity price risk in the investment portfolio may be hedged using exchange-traded option contracts that correlate most closely with the change in value of the portfolio being hedged. The use of these option contracts are part of a hedge overlay strategy to minimize downside risk in the hedged portfolio. The Company may adjust its hedge position in response to movement and volatility in prices and changes in the composition of the hedged portfolio, but generally is not actively buying and selling contracts.
The Company has elected not to offset its derivative assets with its derivative liabilities even if a right of offset exists. When applicable, the fair value of option contracts is reported on a gross basis in derivative assets and derivative liabilities in the consolidated statements of financial condition. Net gains and losses on these contracts are reported in investment and other income (loss) in the consolidated statements of operations. The Company recorded a net loss of $2.4 million on these contracts for the three months ended March 31, 2016. The Company did not record any gain or loss for the period ended March 31, 2015. The Company may use these derivatives for risk management purposes but does not designate the contracts as hedges for accounting purposes. The Company had $5.2 million and $4.3 million, respectively, of derivative assets outstanding as of March 31, 2016 and December 31, 2015. As of March 31, 2016 and December 31, 2015, the Company had $8.4 million and $5.5 million, respectively, of derivative liabilities outstanding.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(5)Consolidated Funds and Partnership Investments
Presented below are the underlying assets and liabilities of the funds and partnership investments that the Company reports on a consolidated basis, as well as partnership investments that the Company accounts for under the equity method. These investments are presented as consolidated funds and partnership investments and liabilities of consolidated funds and partnership investments, respectively, in its consolidated statements of financial condition as of March 31, 2016 and December 31, 2015.

(in thousands)	March 31, 2016
	Consolidated Funds	Partnership Investments	Total
Assets
Securities owned	$458,464	$109,158	$567,622
Cash and cash equivalents	15,180	5,791	20,971
Receivables for securities sold	3,418	1,410	4,828
Other current assets	2,561	232	2,793
Exchange-traded option contracts	1,618	57	1,675
Total assets of consolidated funds and partnership investments	$481,241	$116,648	$597,889
Liabilities
Payables on redemptions	$(1,581)	$—	$(1,581)
Payables for securities purchased	(1,147)	(79)	(1,226)
Securities sold not yet purchased	(160)	—	(160)
Accrued expenses and other current liabilities	(1,401)	(763)	(2,164)
Exchange-traded option contracts	(502)	—	(502)
Adjustment for elimination of receivable for investment securities sold	1,000	—	1,000
Total liabilities of consolidated funds and partnership investments	$(3,791)	$(842)	$(4,633)

Equity method investment in partnerships	$—	$20	$20

(in thousands)	December 31, 2015
	Consolidated Funds	Partnership Investments	Total
Assets
Securities owned	$—	$106,667	$106,667
Cash and cash equivalents	—	5,356	5,356
Other current assets	—	500	500
Exchange-traded option contracts	—	87	87
Total assets of consolidated partnership investments	$—	$112,610	$112,610
Liabilities
Accrued expenses and other current liabilities	—	(75)	(75)
Total	$—	$(75)	$(75)

Equity method investment in partnerships	$—	$30	$30
The open-end funds included in the Company's consolidated financial statements are generally those products for which it provided initial seed capital at the time of their formation and for which the Company has a controlling interest. The Company's U.S. regulated open-end funds are considered voting interest entities while those regulated outside the U.S. are considered variable interest entities. The Company is required to recognize the valuation changes associated with all underlying investments held by these funds in its consolidated financial statements of operations, and disclose the portion attributable to third party investors as net income attributable to redeemable non-controlling interests.
Calamos Investments, through its wholly-owned subsidiaries and affiliates, is indirectly the general partner and controls the operations of Calamos Global Opportunities Fund LP. This investment is presented as a consolidated partnership in the table above.

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
Investments are presented in the consolidated financial statements at fair value in accordance with GAAP. Investments in open-end funds are stated at fair value based on end of day published net asset values of shares owned by the Company. The fair value of investment securities and consolidated funds, net of redeemable non-controlling interest, in open-end funds was $205.5 million and $228.1 million at March 31, 2016 and December 31, 2015, respectively. There are no unfunded commitments related to these investments. These investments may be redeemed daily with a redemption notice period of up to seven days. Investments in securities traded on a national securities exchange are stated at the last reported sales price on the day of valuation. Other securities, including derivatives, traded in the over-the-counter market and listed securities for which no sale was reported on that date are stated at the last quoted bid price. However, short sales positions and call options written are reported at the last quoted ask price. Convertible bonds, fixed income securities and other securities for which quotations are not readily available are valued at fair value based on observable inputs such as market prices for similar instruments as validated by third party pricing agencies and the Company’s prime broker. Debt securities are valued based upon prices received from an independent pricing service or from a dealer or broker who makes markets in such securities. Pricing services utilize various observable market data and as such, debt securities are generally categorized as Level 2.
The following tables provide the hierarchy of inputs used to derive the fair value of the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, respectively. Foreign currency contracts are carried in the Company's consolidated funds and partnership investments and are presented on a net basis where the right of offset exists, and had an insignificant impact for the periods presented.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

		Fair Value Measurements Using
(in thousands) Description	March 31, 2016	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)
Cash and cash equivalents
Money market funds	$26,156	$26,156	$—
Investment securities (Note 3)
Funds
U.S. Equity	14,886	14,886	—
Global Equity	15,383	15,383	—
Convertible	1,829	1,829	—
Fixed Income	5,482	509	4,973
Alternative	1,022	1,022	—
Multi-Strategy	20,618	20,618	—
Total Funds	59,220	54,247	4,973
Common stock	367	367	—
Total investment securities	59,587	54,614	4,973
Derivative assets (Note 4)
Exchange-traded option contracts	5,241	5,241	—
Securities and derivative assets owned by consolidated funds and partnership investments (Note 5)
Common stocks	296,206	172,345	123,861
Preferred stocks	31,607	31,607	—
Convertible bonds	212,362	—	212,362
Corporate bonds	27,447	—	27,447
Money market funds	20,892	20,892	—
Exchange-traded option contracts	1,675	1,675	—
Total securities and derivative assets owned by consolidated funds and partnership investments	590,189	226,519	363,670
Derivative liabilities (Note 4)
Exchange-traded option contracts	(8,370)	(8,370)	—
Derivative liabilities owned by consolidated funds (Note 5)
Exchange-traded option contracts	(502)	(502)	—
Total	$672,301	$303,658	$368,643

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

		Fair Value Measurements Using
(in thousands) Description	December 31, 2015	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)
Cash and cash equivalents
Money market funds	$25,240	$25,240	$—
Investment securities (Note 3)
Funds
U.S. Equity	70,425	70,425	—
Global Equity	133,954	133,954	—
Convertible	5,079	5,079	—
Fixed Income	16,965	12,097	4,868
Alternative	14,087	14,087	—
Multi-Strategy	16,225	16,225	—
Total Funds	256,735	251,867	4,868
Common stock	322	322	—
Total investment securities	257,057	252,189	4,868
Derivative assets (Note 4)
Exchange-traded option contracts	4,311	4,311	—
Securities and derivatives owned by partnership investments (Note 5)
Common stocks	53,467	27,899	25,568
Preferred stocks	3,875	3,875	—
Convertible bonds	48,369	—	48,369
Corporate bonds	957	—	957
Money market funds	5,309	5,309	—
Exchange-traded option contracts	87	87	—
Total securities and derivatives owned by partnership investments	112,064	37,170	74,894
Derivative liabilities (Note 4)
Exchange-traded option contracts	(5,475)	(5,475)	—
Total	$393,197	$313,435	$79,762
The fair value of the Company’s long-term debt, which has a total carrying value of $46.0 million at March 31, 2016 and December 31, 2015, was approximately $50.7 million and $51.6 million, respectively, calculated using discounted cash flows based on the Company's incremental borrowing rates and market inputs for similar bonds. The fair value of the debt is based on Level 2 inputs within the fair value hierarchy.
The fair value and carrying value of the Company's contingent consideration at March 31, 2016 and December 31, 2015, was $916,000 and $998,000, respectively. This contingent consideration is associated with the Company's purchase of Phineus Partners LP in 2015, reported in other current and non-current liabilities in the consolidated statements of financial condition. For the three months ended March 31, 2016, the change in the fair value of the contingent consideration is not material, and is included in other income in the consolidated statements of operations. The fair value of the contingent consideration is based on Level 3 unobservable inputs within the fair value hierarchy as it is calculated using certain assumptions regarding business performance and probability of payment.
The carrying value of all other financial instruments approximates fair value due to the short maturities of these financial instruments.
(7)Loans Payable
The Company has access to margin loans for the settlement of option liabilities, as well as an additional source of liquidity. The interest rate that can be charged on margin loans is 1.75% per annum, based on the brokerage firm’s lending rate. These loans are due on demand. The Company had no margin loan balances outstanding at March 31, 2016 and December 31, 2015.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(8)Stock-Based Compensation
Under the Company’s incentive compensation plan, certain employees of the Company receive stock-based compensation comprised of stock options and restricted stock units (“RSUs”). Historically, RSUs have been settled with newly issued shares so that no cash was used by the Company to settle awards; however, the Company may also use treasury shares upon the exercise of stock options and upon conversion of RSUs. The Company’s Annual Report on Form 10-K for the year ended December 31, 2015 provides details of this plan and its provisions.
During the three months ended March 31, 2016, the Company granted 2,364,892 RSUs and there were 61,953 RSUs forfeited. During the same period, the Company granted no stock options and there were 274,904 stock options forfeited.
During the three months ended March 31, 2016, 434,506 RSUs vested with 102,034 units withheld for taxes and 332,472 RSUs converted into an equal number of shares of CAM’s Class A common stock. The total intrinsic value and the fair value of the converted shares was $2.9 million. The total tax benefit realized in connection with the vesting of the RSUs during the three months ended March 31, 2016 was $379,000, as the Company receives tax benefits based upon the portion of Calamos Investments’ expense that it recognizes.
During the three months ended March 31, 2016 and 2015, compensation expense recorded in connection with the RSUs and stock options was $1.6 million, of which $361,000 and $360,000, respectively, was credited as additional paid-in capital after giving effect to the non-controlling interests. The amount of deferred tax asset created was $134,000 and $133,000 during the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, $24.6 million of total unrecognized compensation expense related to unvested stock option and RSU awards is expected to be recognized over a weighted-average period of 4.2 years.
(9)Non-Operating Income (Loss)
Non-operating income (loss) was comprised of the following components for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(in thousands)	2016	2015
Interest income	$67	$44
Interest expense	(764)	(774)
Net interest expense	(697)	(730)
Investment income (loss)	(14,144)	5,526
Dividend income	435	227
Miscellaneous other income (loss)	86	(16)
Investment and other income (loss)	(13,623)	5,737
Non-operating income (loss)	$(14,320)	$5,007
(10)Income Taxes
Calamos Investments is subject to certain income-based state taxes; therefore, income taxes reflect not only the portion attributed to CAM stockholders but also a portion of income taxes attributable to non-controlling interests.

	Three Months Ended March 31,
	2016	2015
(in thousands)
Income tax provision (benefit)	$758	$465
Income tax (provision) benefit attributable to non-controlling interest in Calamos Investments	(16)	(14)
Income tax provision (benefit) attributable to CAM	742	451
Net income (loss) attributable to CAM	(1,322)	101
Income (loss) before taxes attributable to CAM	$(580)	$552
CAM’s effective income tax rate	*	81.7%
________________
* Not meaningful

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CAM's income tax provision for the first quarter of 2016 exceeded income before income tax provision attributable to CAM, resulting in an income tax rate that was not meaningful. The income tax provision for the first quarter of 2016 included $964,000 of deferred tax expense related to expired employee stock options and an allowance for employee stock options expected to expire in future periods. As of March 31, 2016, the Company's valuation allowance on this deferred tax asset was $628,000. CAM's effective income tax rate was 81.7% for the first quarter of 2015, a result of $238,000 of deferred tax expense related to expired employee options.
On January 1, 2016 the Company early adopted Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires that deferred tax liabilities and assets be classified as non-current on the balance sheet. The Company has applied the requirements of this standard prospectively, which resulted in the reclassification of $8.3 million from current deferred tax assets to non-current deferred tax assets in the consolidated statements of financial condition as of January 1, 2016.
(11)Earnings (Loss) Per Share
The following table reflects the calculation of basic and diluted earnings (loss) per share:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2016	2015
Earnings (loss) per share – basic:
Earnings (loss) available to common shareholders	$(1,322)	$101
Weighted average shares outstanding	16,740	17,872
Earnings (loss) per share – basic	$(0.08)	$0.01
Earnings (loss) per share – diluted:
Earnings (loss) available to common shareholders	$(1,322)	$101
Weighted average shares outstanding	16,740	17,872
Dilutive impact of restricted stock units	—	828
Weighted average shares outstanding(1)	16,740	18,700
Earnings (loss) per share – diluted	$(0.08)	$0.01
________________
(1) Dilutive securities are not included in the computation of diluted earnings per share when a company is in a loss position. As such, the numerator and the denominator used in computing both basic and diluted net loss per share for the three months ended March 31, 2016 were the same. Diluted weighted average shares outstanding were 17,145,967 for the three months ended March 31, 2016.
When dilutive, diluted shares outstanding are calculated (a) assuming that Calamos Interests exchanged all of their ownership interest in Calamos Investments and their CAM Class B common stock for shares of CAM’s Class A common stock (the "Exchange") and (b) including the effect of outstanding dilutive equity incentive compensation awards. As of March 31, 2016, and 2015, the impact of the Exchange was anti-dilutive and, therefore, excluded from the calculation of diluted earnings per share.
The Company uses the treasury stock method to reflect the dilutive effect of unvested RSUs and unexercised stock options on diluted earnings (loss) per share. Under the treasury stock method, if the average market price of common stock increases above the option’s exercise price, the proceeds that would be assumed to be realized from the exercise of the option would be used to acquire outstanding shares of common stock. However, the awards may be anti-dilutive even when the market price of the underlying stock exceeds the option’s exercise price. This result is possible because compensation cost attributed to future services and not yet recognized is included as a component of the assumed proceeds upon exercise. The dilutive effect of such options and RSUs would increase the weighted average number of shares used in the calculation of diluted earnings per share.
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

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

available information, the Company believes it is unlikely that any Exchange would transpire without a fair market valuation of CAM’s net assets and possibly an agreement by Calamos Interests to Exchange, based upon that fair market valuation.
The following table shows the number of shares which were excluded from the computation of diluted earnings (loss) per share as they were anti-dilutive:

	Three Months Ended March 31,
	2016	2015
Shares of Class A common stock issuable upon an Exchange of Calamos Interests’ ownership in Calamos Investments*	3,485,999	27,631,947
Stock options	873,581	1,177,361
Total	4,359,580	28,809,308
* Number of shares calculated with the value of Calamos Investments determined by using the closing price of our shares as of March 31, 2016 ($8.49) and March 31, 2015 ($13.45) as well as assuming said closing prices fully reflect all of CAM's assets; including the application of a 12% discount rate to certain deferred tax assets at each of March 31, 2016 and 2015. The value of Calamos Investments is then multiplied by Calamos Interests' percentage ownership in Calamos Investments, with the result divided by the applicable period-end closing price. See Note 2, Summary of Significant Accounting Policies - Principles of Consolidation, for a description of certain assets owned by CAM.
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

On March 31, 2015, the initial public offering of a Calamos-sponsored closed-end fund was completed with underwriters of the closed-end fund subsequently exercising a portion of their over-allotment option, the closing of which over-allotment option occurred on May 13, 2015. As contemplated in the fund's prospectus, CAL, the fund's investment adviser, implemented a share purchase program pursuant to which CAL, through a plan agent, purchased up to $20 million of common shares of the fund in the open market, subject to applicable federal securities laws as well as to a variety of market and discount conditions and a daily purchase limit. The purchase plan, which provided increased liquidity for the fund's common shares, commenced on July 7, 2015. CAL purchased $4.4 million of common shares of the fund under this program during the three months ended March 31, 2016. The purchase plan was completed on February 25, 2016 for a total cost of $20.0 million.
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

In March 2016, the Financial Accounting Standards Board ("FASB") issued an accounting update related to employee share-based payment accounting. The amendment includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements, including: income tax effects of share-based payments, minimum statutory tax withholding requirements and forfeitures. The amendment is effective for annual and interim periods beginning after December 15, 2016. The provisions may be applied using various transition approaches, including prospective, retrospective and modified retrospective. The Company is evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

In February 2016, the FASB issued an accounting update related to the accounting for leases. Under the new guidance, lessees will be required to recognize a right-of-use asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term, and a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis. This guidance is effective for annual and interim periods beginning after December 15, 2018. Early adoption is permitted. The Company is evaluating the effect of adopting this new accounting guidance on its results of operations, cash flows and financial position.

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
(14)Subsequent Event
Calamos Investments repaid $2.0 million of the short-term, interest-bearing loan from CAM on April 29, 2016.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
We are a firm of 345 full-time associates that primarily provides investment advisory services to institutions and individuals, managing and servicing $21.0 billion and $24.5 billion in assets under management as of March 31, 2016 and 2015, respectively. Assets under management do not include assets under advisement of $531 million and $706 million as of March 31, 2016 and 2015, respectively, for which the Company provides model portfolio design and oversight.
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
We market our investment strategies to our clients through a variety of products designed to suit their investment needs. We currently categorize the portfolios that we manage within four investment product types captured in our funds and separate accounts. The following table lists our assets under management by product as of March 31, 2016 and 2015.

	March 31,
(in millions)	2016	2015
Funds
Open-end funds	$11,598	$14,334
Closed-end funds	6,032	6,758
Total funds	17,630	21,092
Separate Accounts
Institutional accounts	2,279	2,406
Managed accounts	1,111	978
Total separate accounts	3,390	3,384
Total assets under management	$21,020	$24,476
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
Operating Results
Three Months Ended March 31, 2016 Compared with Three Months Ended March 31, 2015
Assets Under Management
Assets under management were $21.0 billion and $24.5 billion as of March 31, 2016 and 2015, respectively, and consisted of 84% funds and 16% separate accounts as of March 31, 2016, and 86% funds and14% separate accounts as of March 31, 2015.

	Three Months Ended March 31,
			Change
(in millions)	2016	2015	Amount	Percent
Open-end Funds
Beginning assets under management	$12,172	$14,790	$(2,618)	(18)%
Sales	669	724	(55)	(8)
Redemptions	(1,035)	(1,498)	463	31
Market (depreciation) appreciation	(208)	318	(526)	*
Ending assets under management	11,598	14,334	(2,736)	(19)
Average assets under management	11,421	14,557	(3,136)	(22)
Closed-end Funds
Beginning assets under management	6,346	6,211	135	2
Sales	—	533	(533)	*
Redemptions	(166)	—	(166)	*
Market (depreciation) appreciation	(148)	14	(162)	*
Ending assets under management	6,032	6,758	(726)	(11)
Average assets under management	5,952	6,239	(287)	(5)
Institutional Accounts
Beginning assets under management	2,309	1,576	733	47
Sales	178	851	(673)	(79)
Redemptions	(106)	(82)	(24)	(29)
Market (depreciation) appreciation	(102)	61	(163)	*
Ending assets under management	2,279	2,406	(127)	(5)
Average assets under management	2,194	1,920	274	14
Managed Accounts
Beginning assets under management	1,081	929	152	16
Sales	73	76	(3)	(4)
Redemptions	(39)	(48)	9	19
Market (depreciation) appreciation	(4)	21	(25)	*
Ending assets under management	1,111	978	133	14
Average assets under management	1,065	961	104	11
Total Assets Under Management
Beginning assets under management	21,908	23,506	(1,598)	(7)
Sales	920	2,184	(1,264)	(58)
Redemptions	(1,346)	(1,628)	282	17
Market (depreciation) appreciation	(462)	414	(876)	*
Ending assets under management	21,020	24,476	(3,456)	(14)
Average assets under management	$20,632	$23,677	$(3,045)	(13)%
________________
* Not meaningful
Fund sales in the first quarter of 2016 were primarily due to our alternative, global equity, and U.S. equity strategies, but were not sufficient to overcome the aggregate outflows sustained from redemptions in our alternative, U.S. equity, and global equity strategies. Net redemptions in our funds were $532 million in the first quarter of 2016, compared with net redemptions of $241 million in the first quarter of 2015. Market depreciation was $356 million in the first quarter of 2016, compared with market appreciation of $332 million in the first quarter of 2015.
Separate accounts, which represent accounts we manage for both institutions and individuals, combined net sales were $106 million in the first quarter of 2016, compared with net sales of $797 million in the first quarter of 2015. Institutional net sales were $72 million, driven primarily from U.S. equity strategies, compared with net sales of $769 million in the first quarter of 2015. Managed account net sales were $34 million, compared with net sales of $28 million in the first quarter of 2015. Separate account combined depreciation in the first quarter of 2016 was $106 million, compared with appreciation of $82 million in the first quarter of 2015.

Financial Overview

	Three Months Ended March 31,
			Change
	2016	2015	Amount	Percent
(in thousands, except margin)
Operating income (loss)	$4,288	$(1,505)	$5,793	*
Operating margin	8.8%	(2.6)%	11.4%	*
Net income (loss) attributable to Calamos Asset Management, Inc.	$(1,322)	$101	$(1,423)	*
________________
* Not meaningful
Operating income for the first quarter of 2016 was $4.3 million, compared with operating loss of $1.5 million for the first quarter of 2015. Operating margin for the first quarter of 2016 increased to 8.8% from (2.6)% for the first quarter of 2015. The increase in both operating income and operating margin for the first quarter of 2016 was primarily attributable to the closed-end fund launch expenses of $11.5 million in the prior year quarter. Excluding the closed-end fund launch expenses, non-GAAP operating income was $10.0 million, and non-GAAP operating margin was 17.5% for the first quarter of 2015. See "Supplemental Non-GAAP Financial Measures" for descriptions of non-GAAP financial measures and a reconciliation of non-GAAP financial measures to GAAP financial measures.
Revenues
Total revenues decreased by $8.9 million, or 16%, to $48.5 million for the first quarter of 2016 from $57.4 million for the first quarter of 2015. The decrease was primarily due to lower investment management fees and distribution and underwriting fees.

	Three Months Ended March 31,
			Change
(in thousands)	2016	2015	Amount	Percent
Investment management fees	$39,548	$45,948	$(6,400)	(14)%
Distribution and underwriting fees	8,421	10,847	(2,426)	(22)%
Other	532	622	(90)	(14)%
Total revenues	$48,501	$57,417	$(8,916)	(16)%
Investment management fees decreased by 14% in the first quarter of 2016 compared with the first quarter of 2015, which was primarily due to a $3.0 billion, or 13%, decrease in average assets under management for the same period. Investment management fees from open-end funds decreased by 24% to $20.9 million for the first quarter of 2016, from $27.5 million for the first quarter of 2015, driven by a 22% decrease in average open-end fund assets. Investment management fees from our closed-end funds decreased by 3% to $13.7 million for the first quarter of 2016, from $14.1 million for the first quarter of 2015, due to a 5% decrease in average closed-end fund assets. Investment management fees from our separately managed accounts increased by 17% to $4.5 million for the first quarter of 2016, from $3.9 million for the first quarter of 2015, due to a 13% increase in average separately managed accounts assets under management. Investment management fees that we earned as a percentage of average assets under management for the first quarter of 2016 and 2015 were 0.78%. Investment management fees from assets under advisement for which we provide model portfolio design and oversight were $423,000 for the first quarter of 2016, compared with $531,000 for the first quarter of 2015. Investment management fees that we earned as a percentage of assets under advisement for the first quarter of 2016 were 0.31% compared with 0.30% for the first quarter of 2015.
Distribution and underwriting fees decreased by 22%, or $2.4 million to $8.4 million for the first quarter of 2016. The decrease was primarily due to a shift in open-end fund assets from Class A, B and C shares to Class I shares. More open-end fund investors are choosing to compensate their financial advisors through fee-based models, increasing the demand for and a shift towards our Class I shares. Because we do not collect distribution fees from Class I shares, our distribution revenue has decreased with this shift in assets. Average open-end fund assets decreased by 22% for the first quarter of 2016 across most share classes, compared with the first quarter of 2015. The decrease in average open-end fund assets when compared with the prior year period is largely due to net redemptions in our U.S. equity and alternative strategies.
Operating Expenses

Operating expenses decreased by $14.7 million for the first quarter of 2016, from the first quarter of 2015, reflecting decreases in marketing and sales promotion expenses, distribution expenses, general and administrative expenses, and employee compensation and benefits expenses. The first quarter of 2015 included $11.5 million of expenses related to the launch of a new closed-end fund.

	Three Months Ended March 31,
			Change
(in thousands)	2016	2015	Amount	Percent
Employee compensation and benefits	$24,417	$24,874	$(457)	(2)%
Distribution expenses	8,457	10,517	(2,060)	(20)%
Marketing and sales promotion	2,695	13,405	(10,710)	(80)%
General and administrative	8,644	10,126	(1,482)	(15)%
Total operating expenses	$44,213	$58,922	$(14,709)	(25)%
Employee compensation and benefits expenses decreased by $457,000 for the first quarter of 2016, when compared with the first quarter of 2015, due to decreases in incentive compensation and base salaries and related benefits. The decrease in incentive compensation expenses for the first quarter of 2016 was primarily due to expenses related to the launch of a new closed-end fund in the first quarter of 2015. The decrease in base salaries and related benefits for the first quarter of 2016 was primarily due to a decrease in the number of associates we employ.

Distribution expenses decreased by $2.1 million for the first quarter of 2016, when compared with the first quarter of 2015. The decrease was primarily due to a shift of average open-end fund assets to Class I shares which do not result in distribution expenses.
Marketing and sales promotion expenses decreased by $10.7 million for the first quarter of 2016, when compared with the first quarter of 2015, largely the result of the launch of a new closed-end fund in the first quarter of 2015, lower reimbursements of fund operating expenses that are above the expense cap, and lower supplemental distribution payments to distribution intermediaries.
General and administrative expenses decreased by $1.5 million for the first quarter of 2016, when compared with the first quarter of 2015, primarily due to lower travel and occupancy-related expenses.
Non-Operating Activities, Net of Redeemable Non-controlling Interest in Consolidated Funds and Partnership Investments
Non-operating income (loss), net of redeemable non-controlling interest in consolidated funds and partnership investments decreased by $9.2 million for the first quarter of 2016, when compared with the first quarter of 2015. The decrease in the first quarter of 2016 was driven by a decrease in investment income of $19.7 million offset by an increase in net losses attributable to redeemable non-controlling interest in consolidated funds and partnership investments of $10.1 million. The decrease in investment income (loss) for the three months ended March 31, 2016, when compared with the same period in 2015, was mainly due to the consolidation of funds from the adoption of a new accounting pronouncement, an other-than-temporary impairment charge of $251,000 on certain available-for-sale securities with unrealized losses, and realized and unrealized losses within the Company's investment portfolio.
The following table summarizes our non-operating activities, net of redeemable non-controlling interest in consolidated funds and partnership investments for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(in thousands)	2016	2015	Change
Interest income	$67	$44	$23
Interest expense	(764)	(774)	10
Net interest expense	(697)	(730)	33
Investment income (loss)	(14,144)	5,526	(19,670)
Dividend income	435	227	208
Miscellaneous other income (loss)	86	(16)	102
Investment and other income (loss)	(13,623)	5,737	(19,360)
Non-operating income (loss), GAAP basis	(14,320)	5,007	(19,327)
Net (income) loss attributable to redeemable non-controlling interest in consolidated funds and partnership investments	7,078	(3,048)	10,126
Non-operating income (loss), net of redeemable non-controlling interest in consolidated funds and partnership investments, non-GAAP basis (1)	$(7,242)	$1,959	$(9,201)
________________

(1)
Non-operating income (loss), net of redeemable non-controlling interest in consolidated funds and partnership investments is a non-GAAP financial measure. Management believes this measure provides comparability of this information among reporting periods and is an effective measure for reviewing the Company’s non-operating contribution to its results.

The following table provides a summary of the returns that we generated from our corporate investment portfolio. This table combines the investment loss and dividend income as reported in our consolidated statements of operations with the change in fair value of our investment securities that are recorded in accumulated other comprehensive income (loss), a component of equity, for the three months ended March 31, 2016:

	Three Months Ended March 31, 2016
(in thousands)	Non-Operating Income (Loss), net	Change in Accumulated Other Comprehensive Income (Loss)	Change in Retained Earnings due to Consolidation of Funds	Total
Funds and common stock	$(10,119)	$(8,391)	$7,814	$(10,696)
Partnership investments	(1,657)	—	—	(1,657)
Equity option contracts	(2,368)	—	—	(2,368)
Investment loss	(14,144)	(8,391)	7,814	(14,721)
Dividend income	435			435
Redeemable non-controlling interest in consolidated funds and partnership investments	7,078			7,078
Investment portfolio results	$(6,631)			$(7,208)
Less: Non-controlling interest in Calamos Investments LLC		6,528
Deferred income taxes		689
Change in accumulated other comprehensive income (loss)		$(1,174)
Our investment portfolio lost $7.2 million, or 2.5%, in the first quarter of 2016. These results primarily reflect realized and unrealized losses from investment securities and option contracts within the Company's investment portfolio. Retained earnings was impacted by the consolidation of funds related to the adoption of a new accounting pronouncement, resulting in a $7.8 million change in accumulated other comprehensive income (loss), which was adjusted in the table above when computing investment portfolio results.

Income Tax Provision
Calamos Investments LLC (“Calamos Investments”) is subject to certain income-based state taxes; therefore, income taxes reflect not only the portion attributed to us but also income taxes attributable to non-controlling interests. CAM's income tax provision for the first quarter of 2016 exceeded income before income tax provision attributable to CAM, resulting in an income tax rate that was not meaningful. The income tax provision for the first quarter of 2016 included $964,000 of deferred tax expense related to expired employee stock options and an allowance for employee stock options expected to expire in future periods. As of March 31, 2016, the Company's valuation allowance on this deferred tax asset was $628,000. CAM's effective income tax rate was 81.7% for the first quarter of 2015, a result of $238,000 of deferred tax expense related to expired employee stock options in the prior year quarter.
On January 1, 2016 the Company early adopted Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires that deferred tax liabilities and assets be classified as non-current on the balance sheet. The Company has applied the requirements of this standard prospectively, which resulted in the reclassification of $8.3 million from current deferred tax assets to non-current deferred tax assets in the consolidated statements of financial condition as of January 1, 2016.
Net income (loss)
Net loss attributable to CAM was $1.3 million for the first quarter of 2016, compared with net income of $101,000 for the first quarter of 2015. Non-GAAP net income attributable to CAM was $1.6 million for the first quarter of 2016, compared with $3.1 million for the first quarter of 2015. See "Supplemental Non-GAAP Financial Measures" below for descriptions of non-GAAP financial measures and a reconciliation of non-GAAP financial measures to GAAP financial measures.
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
The presentation of this additional information is not meant to be considered in isolation or as a substitute for the directly comparable financial measures prepared in accordance with GAAP. Investors should review the reconciliations of the non-GAAP financial measures to their most directly comparable GAAP financial measures as provided in the tables below:

	Three Months Ended March 31,
	2016	2015
(in thousands)
GAAP operating income (loss)	$4,288	$(1,505)
Adjustment:
Closed-end fund launch expenses	—	11,544
Non-GAAP operating income	$4,288	$10,039

Total revenues	$48,501	$57,417

GAAP operating margin	8.8%	(2.6)%
Non-GAAP operating margin	8.8%	17.5%

	Three Months Ended March 31,
	2016	2015
(in thousands, except per share data)
GAAP net income (loss) attributable to CAM	$(1,322)	$101
Adjustments:
Deferred tax amortization on intangible assets(1)	1,979	1,979
Closed-end fund launch expenses, net of taxes(2)	—	1,615
Non-operating (income) loss, net of taxes	965	(558)
Non-GAAP net income attributable to CAM	$1,622	$3,137
Diluted - Weighted average shares outstanding	17,145,967	18,699,631
Diluted earnings (loss) per share	$(0.08)	$0.01
Non-GAAP diluted earnings per share	$0.09	$0.17
________________
(1) For the first quarter of 2016, the deferred tax amortization on intangible assets, the realization of which is not reflected in our consolidated statements of operations, resulted in cash savings of approximately $600,000 during the period and the creation of a federal net operating loss carryforward benefit of approximately $1.4 million which can be utilized in future years, to the extent of net income, to offset the Company's income taxes payable. See Note 17, Income Taxes, to the audited consolidated financial statements included in Item 8., Financial Statements and Supplemental Data included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

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
The deferred tax assets from the Section 754 election allows for a quarterly reduction of $2.0 million in current and future income taxes owed by us, to the extent that a tax payable exists during the quarter. To the extent that the deferred tax asset exceeds net income, a federal net operating loss carryforward is created. The cash savings and any resulting net operating loss carryforward accrue solely for the benefit of the shareholders of CAM’s common stock. We believe that adjusting this item from the calculation of the above non-GAAP items can be a useful measure in allowing investors to see our performance. Closed-end fund launch expenses, net of taxes, are excluded because revenue associated with these expenses will not fully impact results until future periods. Non-operating income is excluded from the above non-GAAP items as it can distort comparisons between periods. As noted above, we believe that measures excluding these items are useful in analyzing operating trends and allows for more comparability between periods, which may be useful to investors.
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
Liquidity and Capital Resources
We manage our liquidity position to ensure adequate resources are available to fund ongoing operations of the business, provide seed capital for new funds, provide conservative levels of capital for the Company’s regulated subsidiaries, fund our stock repurchase program, and invest in other corporate strategic initiatives. Our principal sources of liquidity are cash flows from operating activities and our corporate investment portfolio, which is comprised of cash and cash equivalents, investment securities, derivatives and partnership investments and consolidated funds. Investment securities are principally comprised of Company-sponsored funds. In addition, the individual securities held within our partnership investments are typically highly liquid. Borrowings by Calamos Investments have also been a source of liquidity.
Our working capital requirements historically have been met through cash generated by operations. We believe cash generated from operations and financing activities will be sufficient over the foreseeable future to meet our working capital requirements and liquidity needs with respect to the foregoing activities, as well as to support future growth.
The following table summarizes our principal sources of liquidity as of March 31, 2016 and December 31, 2015:

(in thousands)	March 31, 2016	December 31, 2015	Increase (Decrease)
Cash and cash equivalents	$77,797	$104,717	$(26,920)
Investment securities	59,587	257,057	(197,470)
Receivable for investment securities sold	11,253	—	11,253
Derivatives, net	(3,129)	(1,164)	(1,965)
Consolidated funds and partnership investments, net of liabilities and redeemable non-controlling interests	214,551	34,730	179,821
Total corporate investment portfolio	$360,059	$395,340	$(35,281)
We utilize a hedging strategy using exchange-traded equity option contracts as an economic hedge to reduce downside risk and price volatility of the total portfolio value. This strategy allows us the flexibility to continue to provide seed capital for the development of new products when necessary, while seeking to help reduce risk.
Calamos Investments is the borrower of our $46.0 million in long-term debt. Calamos Investments was in compliance with its financial debt covenants as of March 31, 2016, and December 31, 2015.
As of March 31, 2016, Calamos Investments had a $42.0 million short-term, interest-bearing loan from CAM to fund new seed investments, continue our stock repurchase program, as well as to provide excess liquidity. Calamos Investments repaid $2.0 million of the loan from CAM on April 29, 2016.

On March 31, 2015, the initial public offering of a Calamos-sponsored closed-end fund was completed with underwriters of the closed-end fund subsequently exercising a portion of their over-allotment option, the closing of which over-allotment option occurred on May 13, 2015. As contemplated in the fund's prospectus, CAL, the fund's investment adviser, implemented a share purchase program pursuant to which CAL, through a plan agent, purchased up to $20 million of common shares of the fund in the open market, subject to applicable federal securities laws as well as to a variety of market and discount conditions and a daily purchase limit. The purchase plan, which provided increased liquidity for the fund's common shares, commenced on July 7, 2015. CAL purchased $4.4 million of common shares of the fund under this program during the three months ended March 31, 2016. The purchase plan was completed on February 25, 2016 for a total cost of $20.0 million.
The following is a summary of covenant compliance of Calamos Investments as of March 31, 2016 with the terms and covenants having the same meanings set forth under our amended note purchase agreements:

Covenant	March 31, 2016
EBITDA/interest expense - not less than 3.0	13.38
Debt/EBITDA - not more than 2.75	2.06
Investment coverage ratio - not less than 1.175	3.27
Net worth - not less than $160 million	$245.0 million
The following table summarizes key data relating to our liquidity and capital resources:

(in thousands)	March 31, 2016	December 31, 2015
Statements of financial condition data:
Cash and cash equivalents	$77,797	$104,717
Receivables	15,629	17,767
Receivable for investment securities sold	11,253	—
Investment securities and derivatives, net	56,458	255,893
Consolidated funds and partnership investments, net of liabilities and redeemable non-controlling interests	214,551	34,730
Deferred tax assets, net	38,191	38,304
Long-term debt	45,955	45,955
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
Cash flows for the three months ended March 31, 2016 and 2015 are shown below.

	Three Months Ended March 31,
(in thousands)	2016	2015
Cash flow data:
Net cash used in operating activities	$(13,209)	$(17,335)
Net cash (used in) provided by investing activities	(150)	82,531
Net cash used in financing activities	(13,561)	(27,669)
Net cash used in operating activities totaled $13.2 million for the three months ended March 31, 2016. These net cash flows are primarily attributable to investment management and distribution and underwriting fees generated by core business activities, partially offset by staff, distribution, and other operating expenses.
Net cash used in investing activities totaled $150,000 for the three months ended March 31, 2016. The net cash used in investing activities primarily represents net cash inflows as a result of proceeds from sales of investments of $25.4 million, which includes a receivable for investment securities sold of $11.3 million, partially offset by cash outflows of $4.4 million related to the purchase of common shares of a Calamos-sponsored closed-end fund and $7.4 million of seed capital to help expand our product offering.
Net cash used in financing activities totaled $13.6 million for the three months ended March 31, 2016, and largely represents income tax distributions paid by Calamos Investments to our non-controlling interests of $6.3 million. Net cash used in financing activities was also due to Calamos Investments' repurchase of $4.7 million in Class A common stock as a result of our stock repurchase program, and cash dividends paid to common stockholders of $2.5 million. Finally, we expect cash flows from financing activities to change with equity distributions declared, not yet paid, and tax distributions based on the levels of income that we generate.
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

In March 2016, the Financial Accounting Standards Board ("FASB") issued an accounting update related to employee share-based payment accounting. The amendment includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements, including: income tax effects of share-based payments, minimum statutory tax withholding requirements and forfeitures. The amendment is effective for annual and interim periods beginning after December 15, 2016. The provisions may be applied using various transition approaches, including prospective, retrospective and modified retrospective. The Company is evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

In February 2016, the FASB issued an accounting update related to the accounting for leases. Under the new guidance, lessees will be required to recognize a right-of-use asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term, and a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis. This guidance is effective for annual and interim periods beginning after December 15, 2018. Early adoption is permitted. The Company is evaluating the effect of adopting this new accounting guidance on its results of operations, cash flows and financial position.

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
Critical Accounting Policies and Estimates
Our significant accounting policies are summarized in note 2 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015. A complete discussion of critical accounting policies is included in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2015. Given the impact the implementation of the new consolidation accounting guidance on January 1, 2016 has had on our consolidated financial statements, we now consider our consolidation policy one of the policies that are most critical to the preparation and understanding of our consolidated financial statements. Our consolidation policy is included in Note 2, Summary of Significant Accounting Policies. There were no other significant changes in our significant accounting policies or critical accounting policies during the three months ended March 31, 2016.
Other Information - Market Capitalization
Calamos Investments is owned (a) 22.2% by CAM, and (b) 77.8% by Calamos Interests. As of March 31, 2016, CAM holds two groups of assets: (1) CAM’s 22.2% ownership interest in Calamos Investments and (2) primarily cash and cash equivalents, investment securities, income tax receivables, net deferred tax assets, and a loan receivable from Calamos Investments. CAM presents the entire operations of Calamos Investments with its own in the consolidated financial statements. Calamos Interests’ 77.8% ownership in Calamos Investments is presented as a non-controlling interest in the consolidated financial statements. Prior to March 1, 2009, we added approximately 77 million shares to the Class A common shares outstanding so our number of fully diluted shares would reflect Calamos Interests’ ownership in Calamos Investments. The resulting share count of approximately 97 million provided a reasonable proxy for the number of shares used in determining the market capitalization of the fully consolidated company.
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
Further, the value and composition of our assets under management are, and will continue to be, influenced by a variety of factors including, among other things: purchases and redemptions of shares of the open-end funds and other investment products; fluctuation in both the underlying value and liquidity of the financial markets around the world that result in appreciation or depreciation of assets under management; open-end fund capital gain distributions; our ability to access capital markets; our introduction of new investment strategies, products and programs; our ability to educate our clients about our investment philosophy and provide them with best-in-class service; the relative investment performance of our products as compared to competing offerings and market indices; competitive conditions in the pooled fund, asset management and broader financial services sectors; investor sentiment and confidence; our decision to open or close products and strategies; and our ability to execute on our strategic plan to expand the business. Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2015 discusses some of these and other important factors in detail under the caption “Risk Factors.”
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
An analysis of our market risk was included in our Annual Report on Form 10-K for the year ended December 31, 2015. There were no material changes to the Company’s market risk during the three months ended March 31, 2016.
Item 4. Controls and Procedures
Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2016, and has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May be Purchased Under the Plans or Programs
January 1 - January 31, 2016	237,203	$9.35	237,203	1,353,635
February 1 - February 29, 2016	235,768	$8.64	235,768	1,117,867
March 1 - March 31, 2016	47,473	$8.50	47,473	1,070,394
Total	520,444	$8.95	520,444
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

3(ii)
Third Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3(ii) to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2016).

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

CALAMOS ASSET MANAGEMENT, INC.
(Registrant)

Date:	May 9, 2016	By: /s/ Nimish S. Bhatt
Name: Nimish S. Bhatt
Title: Senior Vice President and Chief Financial Officer