Form 10-Q
period 2016-06-30
Calamos Asset Management, Inc. /DE/
filed 2016-08-08
CIK 1299033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
 FORM 10-Q
________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
At July 29, 2016, there were 20,530,571 shares of Class A common stock and 100 shares of Class B common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share data)

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$102,570	$104,717
Receivables:
Affiliates and affiliated funds	12,109	13,891
Customers	3,180	3,876
Investment securities	55,590	257,057
Derivative assets	3,991	4,311
Consolidated funds and partnership investments	623,288	112,640
Prepaid expenses	4,345	3,709
Deferred tax assets, net	—	8,294
Other current assets	911	631
Total current assets	805,984	509,126
Non-current assets:
Deferred tax assets, net	37,934	30,010
Goodwill and intangible assets, net	7,202	7,301
Property and equipment, net of accumulated depreciation and amortization ($62,404 at June 30, 2016 and $60,713 at December 31, 2015)	13,451	13,308
Other non-current assets	1,617	1,717
Total non-current assets	60,204	52,336
Total assets	$866,188	$561,462
LIABILITIES AND EQUITY
LIABILITIES
Current liabilities:
Distribution fees payable	$6,733	$7,641
Accrued compensation and benefits	15,915	28,583
Interest payable	1,390	1,390
Derivative liabilities	9,590	5,475
Liabilities of consolidated funds and partnership investments	13,445	75
Accrued expenses and other current liabilities	4,279	5,118
Total current liabilities	51,352	48,282
Non-current liabilities:
Long-term debt	45,955	45,955
Deferred rent	8,559	8,788
Other non-current liabilities	3,833	2,043
Total non-current liabilities	58,347	56,786
Total liabilities	109,699	105,068

Redeemable non-controlling interest in consolidated funds and partnership investments	409,908	77,835

EQUITY
Class A Common Stock, $0.01 par value; authorized 600,000,000 shares; 25,681,567 shares issued and 16,747,077 shares outstanding at June 30, 2016; 25,326,522 shares issued and 16,917,360 shares outstanding at December 31, 2015	257	253
Class B Common Stock, $0.01 par value; authorized 1,000 shares; 100 shares issued and outstanding at June 30, 2016 and December 31, 2015	—	—
Additional paid-in capital	226,872	224,065
Retained earnings	77,477	81,881
Accumulated other comprehensive income	134	1,110
Treasury stock; 8,934,490 shares at June 30, 2016 and 8,409,162 shares at December 31, 2015	(117,748)	(113,579)
Calamos Asset Management, Inc. stockholders’ equity	186,992	193,730
Non-controlling interest in Calamos Investments LLC (Calamos Interests)	159,589	184,829
Total equity	346,581	378,559
Total liabilities and equity	$866,188	$561,462
See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
REVENUES
Investment management fees	$39,452	$48,962	$79,000	$94,910
Distribution and underwriting fees	8,288	10,747	16,709	21,594
Other	534	642	1,066	1,264
Total revenues	48,274	60,351	96,775	117,768
EXPENSES
Employee compensation and benefits	25,000	21,848	49,417	46,722
Distribution expenses	8,295	10,489	16,752	21,006
Marketing and sales promotion	3,216	4,330	5,911	17,735
General and administrative	9,245	9,592	17,889	19,718
Total operating expenses	45,756	46,259	89,969	105,181
Operating income	2,518	14,092	6,806	12,587
NON-OPERATING INCOME (LOSS)
Net interest expense	(695)	(721)	(1,392)	(1,451)
Investment and other income (loss)	2,323	692	(11,300)	6,429
Total non-operating income (loss)	1,628	(29)	(12,692)	4,978
Income (loss) before income taxes	4,146	14,063	(5,886)	17,565
Income tax provision	161	1,275	919	1,740
Net income (loss)	3,985	12,788	(6,805)	15,825
Net (income) loss attributable to non-controlling interest in Calamos Investments LLC (Calamos Interests)	(903)	(11,249)	1,487	(11,137)
Net (income) loss attributable to redeemable non-controlling interest in consolidated funds and partnership investments	(2,858)	494	4,220	(2,554)
Net income (loss) attributable to Calamos Asset Management, Inc.	$224	$2,033	$(1,098)	$2,134
Earnings (loss) per share:
Basic	$0.01	$0.11	$(0.07)	$0.12
Diluted	$0.01	$0.11	$(0.07)	$0.11
Weighted average shares outstanding:
Basic	16,741,990	17,789,931	16,741,045	17,830,916
Diluted	17,091,623	18,635,798	16,741,045	18,618,888

Cash dividends declared per share	$0.15	$0.15	$0.30	$0.30
See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$3,985	$12,788	$(6,805)	$15,825
Other comprehensive income (loss), before income tax provision (benefit)
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses)	1,414	3,039	(7,594)	12,055
Reclassification adjustment for realized (gains) losses included in net income (loss)	—	(1,657)	617	(2,510)
Other comprehensive income (loss), before income tax provision (benefit)	1,414	1,382	(6,977)	9,545
Income tax provision (benefit) related to other comprehensive income (loss)	116	184	(573)	632
Other comprehensive income (loss), after income tax provision (benefit)	1,298	1,198	(6,404)	8,913
Comprehensive income (loss)	5,283	13,986	(13,209)	24,738
Comprehensive (income) loss attributable to non-controlling interest in Calamos Investments LLC (Calamos Interests)	(2,003)	(12,134)	6,915	(18,973)
Comprehensive (income) loss attributable to redeemable non-controlling interest in consolidated funds and partnership investments	(2,858)	494	4,220	(2,554)
Comprehensive income (loss) attributable to Calamos Asset Management, Inc.	$422	$2,346	$(2,074)	$3,211
See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except share data)
(unaudited)

	Calamos Asset Management, Inc. Stockholders
(in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest in Calamos Investments LLC (Calamos Interests)	Total	Redeemable Non-controlling Interest in Consolidated Funds and Partnership Investments
Balance at December 31, 2014	$250	$221,208	$89,311	$1,297	$(107,129)	$216,982	$421,919	$76,167
Net income	—	—	2,134	—	—	11,137	13,271	2,554
Other comprehensive income	—	—	—	1,077	—	7,836	8,913	—
Repurchase of common stock by Calamos Investments LLC (548,035 Class A common shares)	—	—	—	—	(1,498)	(5,246)	(6,744)	—
Issuance of common stock (240,886 Class A common shares)	2	(2)	—	—	—	—	—	—
Impact of the redemption of common stock from Calamos Investments LLC by Calamos Asset Management, Inc. (240,886 Class A common shares)	—	2,202	—	—	(2,202)	—	—	—
Shares withheld for taxes under stock incentive plans and other cumulative impact of changes in ownership of Calamos Investments LLC	—	(108)	—	—	—	(566)	(674)	—
Compensation expense recognized under stock incentive plans	—	792	—	—	—	2,776	3,568	—
Impact on non-controlling interests as a result of dividends paid to Calamos Investments LLC on repurchased common stock	—	(629)	—	—	—	629		—
Dividend equivalent accrued under stock incentive plans	—	—	(124)	—	—	(435)	(559)	—
Equity and tax distributions paid to non-controlling interests in Calamos Investments LLC (Calamos Interests)	—	—	—	—	—	(32,773)	(32,773)	—
Dividends declared	—	—	(5,351)	—	—	—	(5,351)	—
Balance at June 30, 2015	$252	$223,463	$85,970	$2,374	$(110,829)	$200,340	$401,570	$78,721

Balance at December 31, 2015	$253	$224,065	$81,881	$1,110	$(113,579)	$184,829	$378,559	$77,835
Consolidation of funds upon adoption of new accounting pronouncement on January 1, 2016	—	—	1,882	—	—	6,594	8,476	318,154
Net loss	—	—	(1,098)	—	—	(1,487)	(2,585)	(4,220)
Other comprehensive loss	—	—	—	(976)	—	(5,428)	(6,404)	—
Repurchase of common stock by Calamos Investments LLC (525,328 Class A common shares)	—	—	—	—	(1,050)	(3,650)	(4,700)	—
Issuance of common stock (355,045 Class A common shares)	4	(4)	—	—	—	—	—	—
Impact of the redemption of common stock from Calamos Investments LLC by Calamos Asset Management, Inc. (355,045 Class A common shares)	—	3,119	—	—	(3,119)	—	—	—
Shares withheld for taxes under stock incentive plans and other cumulative impact of changes in ownership of Calamos Investments LLC	—	(287)	—		—	(769)	(1,056)	—
Compensation expense recognized under stock incentive plans	—	860	—	—	—	3,014	3,874	—
Impact on non-controlling interests as a result of dividends paid to Calamos Investments LLC on repurchased common stock	—	(881)	—	—	—	881	—	—
Dividend equivalent accrued under stock incentive plans	—	—	(162)	—	—	(566)	(728)	—
Consolidation (deconsolidation) of funds during period	—	—	—	—	—	—	—	48,694
Net purchase (sales) of redeemable non-controlling interest in consolidated funds and partnership investments		—	—			—	—	(30,555)
Equity and tax distributions paid to non-controlling interests in Calamos Investments LLC (Calamos Interests)	—	—	—	—	—	(23,829)	(23,829)	—
Dividends declared	—	—	(5,026)	—	—	—	(5,026)	—
Balance at June 30, 2016	$257	$226,872	$77,477	$134	$(117,748)	$159,589	$346,581	$409,908
See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2016	2015
Cash and cash equivalents at beginning of period	$104,717	$35,285
Cash flows provided by operating activities:
Net income (loss)	(6,805)	15,825
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred sales commissions	582	950
Other depreciation and amortization	1,803	2,204
Loss on disposal of property and equipment	—	71
Deferred rent	(229)	32
Change in unrealized (gains) losses on trading securities, derivative assets, derivative liabilities, consolidated funds and partnership investments, net	11,543	(8,331)
Net realized losses on sale of investment securities, derivative assets, derivative liabilities, consolidated funds and partnership investments, net	2,818	2,566
Change in deferred tax asset valuation allowance	628	—
Deferred taxes, net	(232)	2,989
Stock-based compensation	3,874	3,568
Employee taxes paid on vesting under stock incentive plans	(987)	(730)
(Increase) decrease in assets:
Receivables:
Affiliates and affiliated funds, net	1,782	703
Customers	696	(1,221)
Other assets	(932)	(2,595)
Decrease in liabilities:
Distribution fees payable	(908)	(2,402)
Accrued compensation and benefits	(12,668)	(9,691)
Accrued expenses and other liabilities	291	467
Net cash provided by operating activities	1,256	4,405
Cash flows provided by investing activities:
Net additions to property and equipment	(1,835)	(1,600)
Purchases of investment securities	(16,822)	(7,068)
Proceeds from sale of investment securities	33,486	80,669
Net purchases of derivatives	(244)	—
Contributions to consolidated funds and partnership investments	(7,865)	—
Distributions from consolidated funds and partnership investments	23,500	23,139
Net cash provided by investing activities	30,220	95,140
Cash flows used in financing activities:
Deferred tax benefit (expense) on vesting under stock incentive plans	(68)	56
Repurchase of common stock by Calamos Investments LLC (525,328 at June 30, 2016, and 548,035 at June 30, 2015 Class A common shares)	(4,700)	(6,744)
Equity distributions paid to non-controlling interests (Calamos Interests)	(15,559)	(23,338)
Tax distributions paid to non-controlling interests (Calamos Interests)	(8,270)	(9,435)
Cash dividends paid to common stockholders	(5,026)	(5,351)
Net cash used in financing activities	(33,623)	(44,812)
Net (decrease) increase in cash and cash equivalents	(2,147)	54,733
Cash and cash equivalents at end of period	$102,570	$90,018
Supplemental disclosure of cash flow information:
Cash paid (refunded) for:
Income taxes, net	$(20)	$62
Interest	$1,516	$1,516

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    Organization and Description of Business
Calamos Asset Management, Inc. (“CAM”), representing the public shares outstanding, as of June 30, 2016, owned 22.2% of the operating company, Calamos Investments LLC (“Calamos Investments”), with the remaining 77.8% privately owned by Calamos Family Partners, Inc. (“CFP”), a Delaware corporation, and John P. Calamos, Sr., the Founder, Chairman and Global Chief Investment Officer of CAM. CAM, together with Calamos Investments and Calamos Investments’ subsidiaries (the “Company”), operates the investment advisory and distribution services businesses reported within these consolidated financial statements. CAM operates and is the sole manager, and thus controls all of the business and affairs of Calamos Investments and, as a result of this control, consolidates the financial results of Calamos Investments with its own financial results. CFP 's and John P. Calamos, Sr.'s (collectively "Calamos Interests") ownership interest, in accordance with applicable accounting guidance, is reflected and referred to within these consolidated financial statements as "non-controlling interest in Calamos Investments LLC". As shown in the diagram below, CFP also owns all of CAM’s outstanding Class B common stock, which represents 97.4% of the combined voting power of all classes of CAM’s voting stock. The graphic below illustrates our organizational and ownership structure as of June 30, 2016:

(1)	Represents combined economic interest of Calamos Family Partners, Inc. and John P. Calamos, Sr. who is also a member of Calamos Investments LLC.

(2)
Represents combined economic interest of all public stockholders, including John P. Calamos, Sr. and John P. Calamos, Jr.’s combined 20.69% ownership interest of Class A common stock. The calculation of ownership interest includes options and restricted stock units ("RSUs") that vest within 60 days, as well as CFP’s indirect ownership interest in Class A common stock purchased by Calamos Investments LLC, pursuant to the Company’s share repurchase plan.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company primarily provides investment advisory services to individuals and institutional investors through a number of investment products that include open-end funds, an exchange-traded fund and closed-end funds (the “Funds”), separate accounts, and partnerships, as well as provides model portfolio design and oversight for separately managed accounts. The subsidiaries through which the Company provides these services include: Calamos Advisors LLC (“CAL”), a Delaware limited liability company and registered investment advisor; Calamos Financial Services LLC (“CFS”), a Delaware limited liability company and registered broker-dealer; Calamos Wealth Management LLC, a Delaware limited liability company and registered investment advisor; and Calamos Investments LLP, a United Kingdom limited liability partnership, registered investment advisor with the Financial Conduct Authority in the United Kingdom, and a global distributor of the offshore funds and Company products. For reporting purposes, the offshore funds are included within the open-end funds.
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
The consolidated financial statements as of June 30, 2016 and for the three and six months ended June 30, 2016, and 2015 have not been audited by the Company’s independent registered public accounting firm. In the opinion of management, these statements contain all adjustments, including those of a normal recurring nature, necessary for fair presentation of the financial condition and results of operations. The results for the interim periods presented are not necessarily indicative of the results to be obtained for a full fiscal year. This Form 10-Q filing should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
New Accounting Guidance
The Company implemented Accounting Standards Update No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which amended the consolidation requirements under GAAP, on January 1, 2016, using the modified retrospective method. The modified retrospective method did not require the restatement of prior year periods. In connection with the adoption of this guidance, the Company reevaluated all of its investments for consolidation, including its investments in open-end funds. The adoption of the guidance resulted in open-end funds regulated outside the U.S. previously accounted for as voting interest entities ("VOE") to be evaluated as variable interest entities ("VIE") and led to the consolidation of five open-end funds that were previously accounted for as available-for-sale securities. The adoption also resulted in the consolidation of four U.S. regulated open-end funds that were previously accounted for as available-for-sale securities. The impact to the consolidated statements of financial condition upon adoption was the consolidation of $333.6 million of assets, $15.4 million of liabilities, and $318.2 million of redeemable non-controlling interests. In connection with the adoption, the Company reclassified $1.9 million and $6.6 million, respectively, in accumulated other comprehensive income (loss) to retained earnings and non-controlling interest in Calamos Investments LLC. Additional disclosures related to consolidated voting interest entities and variable interest entities, and the impact the new accounting guidance has had on the quarter are included in Note 5, Consolidated Funds and Partnership Investments.
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
The Calamos Interests’ combined 77.8% interest in Calamos Investments at June 30, 2016 and December 31, 2015, is represented as a non-controlling interest in Calamos Investments LLC in the Company’s consolidated financial statements. The non-controlling interest in Calamos Investments is derived by multiplying the historical equity of Calamos Investments by the Calamos Interests’ aggregate ownership percentage for the periods presented. Issuances and repurchases of CAM’s common stock may result in changes to CAM’s ownership percentage and to the non-controlling interests’ ownership percentage of Calamos Investments with resulting changes reflected in the consolidated statements of changes in equity. Income is allocated based on the average ownership interest during the period in which the income is earned.
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
CAM owns certain assets to which it has exclusive economic rights. As of June 30, 2016, these assets included cash and cash equivalents of $80.2 million, net non-current deferred tax assets of $37.9 million, net current income taxes receivable of $347,000, and a loan receivable from Calamos Investments of $23.0 million. As of December 31, 2015, these assets included cash, cash equivalents and investment securities of $77.3 million, net current and non-current deferred tax assets of $38.3 million, net current income taxes receivable of $355,000, and a loan receivable from Calamos Investments of $25.0 million. These assets are reported together with Calamos Investments’ consolidated assets in the consolidated statements of financial condition. Additionally, loss before income taxes of $5.9 million, and income before income taxes of $17.6 million for the six months ended June 30, 2016 and 2015, respectively, each included $201,000 and $654,000, respectively, of interest income and realized gains and losses on cash and cash equivalents held solely by CAM. These portions of CAM’s income and expense are not affected by non-controlling interests.

The open-end funds that the Company consolidates in its consolidated financial statements are generally those products to which it provided initial seed capital at the time of their formation and has a controlling interest. The Company's U.S. regulated open-end funds are considered VOEs while those regulated outside the U.S. are considered VIEs. VIEs are entities that, by design (i) lack sufficient equity to permit the entity to finance its activities independently, or (ii) have equity holders that do not have the power to direct the activities of the entity that most significantly impact the entity’s economic performance, the obligation to absorb the entity’s losses, or the rights to receive the entity’s residual returns. The Company consolidates a VIE when it is the primary beneficiary, which is the party that has both (i) the power to direct the activities of the VIE that most significantly impact its economic performance and (ii) the obligation to absorb losses of the entity or the right to receive benefits from the VIE that could potentially be significant. For the periods the funds and partnerships are consolidated, the assets and liabilities of the funds and partnerships are presented as consolidated funds and partnership investments and liabilities of consolidated funds and partnership investments, respectively, in the consolidated statements of financial condition. The net income for these funds and partnerships is included in investment and other income in the consolidated statements of operations, and the change in funds and partnership investments is included in contributions to or distributions from consolidated funds and partnership investments in the consolidated statements of cash flows. The combined interests of all of the consolidated funds and partnerships not owned by the Company and that are redeemable at the option of the holder, are presented as redeemable non-controlling interest in consolidated funds and partnership investments in the Company’s consolidated financial statements for the periods those funds and partnerships were consolidated. See Note 5, Consolidated Funds and Partnership Investments, for more discussion regarding these funds.
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
Treasury Stock
On November 13, 2014, the Company announced a repurchase of up to an additional 3 million shares of the Company's outstanding Class A Common Stock primarily to continue to manage the dilution from share issuances under the Company’s incentive compensation plan. During the six months ended June 30, 2016, Calamos Investments repurchased 525,328 shares of Class A common stock, at an average purchase price of $8.95 and a total cost of $4.7 million under this repurchase program. As Calamos Investments is consolidated with CAM, the repurchased shares are reported as treasury shares. As such, CAM’s 22.2% ownership interest in these shares totaling $1.0 million is reported in treasury stock, with Calamos Interests’ 77.8% ownership interest in these shares totaling $3.7 million reported in non-controlling interest in the consolidated statements of financial condition. The total shares repurchased are not included in the calculation of basic and diluted earnings per share in accordance with GAAP.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the three and six months ended June 30, 2016, CAM redeemed 22,573 and 355,045, respectively, Class A common shares from Calamos Investments for a value of $254,000 and $4.0 million, respectively, which represents the fair value of the shares on the date of redemption. As Calamos Investments is consolidated with CAM, the impact of the distribution reflecting the non-controlling interest is $197,000 and $3.1 million, respectively.
During the three and six months ended June 30, 2016, dividends on shares held by Calamos Investments totaled $568,000 and $1.1 million, respectively. The payment of these dividends increased Calamos Investments' equity by $442,000 for the second quarter of 2016, and $881,000 for the six months ended June 30, 2016, from additional paid in capital to non-controlling interest in Calamos Investments LLC in the consolidated statement of changes in equity. Those amounts represent Calamos Interests' ownership interest in those dividend payments.
For a comprehensive disclosure of the Company's significant accounting policies, see the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
(3)Investment Securities
The Company carries all investment securities it owns at fair value and records all changes in fair value in current earnings. As such, unrealized gains and losses on trading securities, as well as realized gains and losses on all investment securities, are included in investment and other income in the consolidated statements of operations. Unrealized gains and losses on available-for-sale securities are reported, net of CAM's deferred income tax, as a separate component of accumulated other comprehensive income (loss) in equity until realized.
The following table provides a summary of investment securities as of June 30, 2016 and December 31, 2015:

(in thousands)
June 30, 2016	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
Funds
U.S. Equity	$54	$—	$(2)	$52
Global Equity	9,943	757	(13)	10,687
Convertible	34	—	(3)	31
Fixed Income	5,376	269	—	5,645
Alternative	52	—	(2)	50
Multi-Strategy	20,236	1,463	(16)	21,683
Total Funds	35,695	2,489	(36)	38,148
Common stock	141	217	—	358
Total available-for-sale securities	$35,836	$2,706	$(36)	$38,506
Trading securities:
Funds
U.S. Equity	$2,219	$23	$—	$2,242
Global Equity	4,733	54	—	4,787
Convertible	1,796	35	—	1,831
Fixed Income	53	1	—	54
Alternative	8,675	14	(519)	8,170
Total trading securities	$17,476	$127	$(519)	$17,084
Total investment securities				$55,590

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands)
December 31, 2015	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
Funds
U.S. Equity	$62,839	$2,914	$(44)	$65,709
Global Equity	124,929	6,606	(46)	131,489
Convertible	5,093	—	(14)	5,079
Fixed Income	16,922	58	(15)	16,965
Alternative	14,153	125	(191)	14,087
Multi-Strategy	16,150	208	(133)	16,225
Total Funds	240,086	9,911	(443)	249,554
Common stock	141	181	—	322
Total available-for-sale securities	$240,227	$10,092	$(443)	$249,876
Trading securities:
Funds
U.S. Equity	$5,194	$—	$(478)	$4,716
Global Equity	2,500	—	(35)	2,465
Total trading securities	$7,694	$—	$(513)	$7,181
Total investment securities				$257,057
The investments in Funds at June 30, 2016 and December 31, 2015 of $55.2 million and $256.7 million, respectively, were invested in affiliated funds that are not consolidated and accounts that are separately managed. In connection with the adoption of the new consolidation accounting guidance on January 1, 2016, the Company reevaluated all of its investments for consolidation, including its investments in open-end funds. The Company determined that its interests in certain available-for-sale securities with a fair value of $197.5 million at December 31, 2015, were deemed controlling interests under the new accounting guidance and resulted in these open-end funds being consolidated on January 1, 2016.
The aggregate fair value of available-for-sale investment securities that were in an unrealized loss position at June 30, 2016 and December 31, 2015 was $986,000 and $12.5 million, respectively. As of June 30, 2016 and December 31, 2015, the Company had no investment securities that had been in a continuous loss position for 12 months or longer.
The Company recorded other-than-temporary impairment charges of $68,000 and $319,000, respectively, for the three and six months ended June 30, 2016 on certain available-for-sale securities with unrealized losses. Other-than-temporary impairment charges recorded for the three and six months ended June 30, 2015 were $811,000. The other-than-temporary impairment charges were reported in non-operating income (loss), in the consolidated statements of operations.
As of June 30, 2016 and December 31, 2015, the Company believes that the remaining $36,000 and $443,000, respectively, in unrealized losses on certain available-for-sale securities are only temporary in nature, as these losses are a result of short-term declines in the net asset value of the funds. Further, the Company has the intent and ability to hold these securities for a period of time sufficient to allow for recovery of the fair value. The Company also considered current market conditions and the nature of the securities held when determining the recoverability of those securities' fair value.
The following table provides a summary of changes in investment securities for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Available-for-sale securities:
Proceeds from sales	$2,413	$25,572	$17,043	$40,572
Gross realized gains (losses) on sales	$84	$2,013	$(223)	$2,558
Trading securities:
Changes in unrealized gains (losses)	$(65)	$(605)	$(3,788)	$7,215

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below summarizes the tax provision (benefit) on unrealized gains (losses) and (gains) losses reclassified out of accumulated other comprehensive income (loss) on available-for-sale securities for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
(in thousands)	Before-Tax Amount	Tax Provision (Benefit)	After-Tax Amount	Before-Tax Amount	Tax Provision (Benefit)	After-Tax Amount
Available-for-sale securities:
Changes in unrealized gains	$2,076	$170	$1,906	$3,039	$320	$2,719
Reclassification adjustment for realized gains included in income	—	—	—	(1,657)	(136)	(1,521)
Unrealized gains on consolidation of funds upon adoption of new accounting pronouncement	(662)	(54)	(608)	—	—	—
Other comprehensive income	$1,414	$116	$1,298	$1,382	$184	$1,198

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
(in thousands)	Before-Tax Amount	Tax Provision (Benefit)	After-Tax Amount	Before-Tax Amount	Tax Provision (Benefit)	After-Tax Amount
Available-for-sale securities:
Changes in unrealized gains	$882	$72	$810	$12,055	$1,084	$10,971
Reclassification adjustment for realized (gains) losses included in income	617	51	566	(2,510)	(452)	(2,058)
Unrealized gains on consolidation of funds upon adoption of new accounting pronouncement	(8,476)	(696)	(7,780)	—	—	—
Other comprehensive income (loss)	$(6,977)	$(573)	$(6,404)	$9,545	$632	$8,913
Reclassification of realized (gains) losses out of accumulated other comprehensive income (loss) are reported in non-operating income (loss), in investment income (loss), in the consolidated statement of operations. See Note 9, Non-Operating Income (Loss).
(4)Derivative Assets and Liabilities
The Company used exchange-traded option contracts as an economic hedge of price changes in its investment securities portfolio in order to reduce the volatility equity markets have on the fair value of the Company's corporate investment portfolio and that could result in realized or unrealized gains and losses. The Company's investment securities and consolidated funds, net of redeemable non-controlling interest, totaling $220.8 million at June 30, 2016, consist primarily of positions in several Calamos equity and fixed income funds. The equity price risk in the investment portfolio may be hedged using exchange-traded option contracts that correlate most closely with the change in value of the portfolio being hedged. The use of these option contracts are part of a hedge overlay strategy to minimize downside risk in the hedged portfolio. The Company may adjust its hedge position in response to movement and volatility in prices and changes in the composition of the hedged portfolio, but generally is not actively buying and selling contracts.
The Company has elected not to offset its derivative assets with its derivative liabilities even if a right of offset exists. When applicable, the fair value of option contracts is reported on a gross basis in derivative assets and derivative liabilities in the consolidated statements of financial condition. Net gains and losses on these contracts are reported in investment and other income (loss) in the consolidated statements of operations. The Company recorded net losses of $2.3 million and $4.7 million, respectively, on these contracts for the three and six months ended June 30, 2016. The Company did not record a gain or loss for the three and six months ended June 30, 2015. The Company may use these derivatives for risk management purposes but does not designate the contracts as hedges for accounting purposes. The Company had $4.0 million and $4.3 million, respectively, of derivative assets outstanding as of June 30, 2016 and December 31, 2015. As of June 30, 2016 and December 31, 2015, the Company had $9.6 million and $5.5 million, respectively, of derivative liabilities outstanding.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(5)Consolidated Funds and Partnership Investments
Presented below are the underlying assets and liabilities of the funds and partnership investments that the Company reports on a consolidated basis, as well as partnership investments that the Company accounts for under the equity method. These investments are presented as consolidated funds and partnership investments and liabilities of consolidated funds and partnership investments, respectively, in its consolidated statements of financial condition as of June 30, 2016 and December 31, 2015.

(in thousands)	June 30, 2016
	Consolidated Funds	Partnership Investments	Total
Assets
Securities owned	$467,323	$110,664	$577,987
Cash and cash equivalents	16,206	7,026	23,232
Receivables for securities sold	19,225	—	19,225
Other current assets	1,779	297	2,076
Exchange-traded option contracts	427	321	748
Total assets of consolidated funds and partnership investments	$504,960	$118,308	$623,268
Liabilities
Payables on redemptions	$(984)	$—	$(984)
Payables for securities purchased	(9,485)	(1,026)	(10,511)
Securities sold not yet purchased	(7)	—	(7)
Accrued expenses and other current liabilities	(1,233)	(64)	(1,297)
Exchange-traded option contracts	(646)	—	(646)
Total liabilities of consolidated funds and partnership investments	$(12,355)	$(1,090)	$(13,445)

Equity method investment in partnerships	$—	$20	$20

(in thousands)	December 31, 2015
	Consolidated Funds	Partnership Investments	Total
Assets
Securities owned	$—	$106,667	$106,667
Cash and cash equivalents	—	5,356	5,356
Other current assets	—	500	500
Exchange-traded option contracts	—	87	87
Total assets of consolidated partnership investments	$—	$112,610	$112,610
Liabilities
Accrued expenses and other current liabilities	—	(75)	(75)
Total	$—	$(75)	$(75)

Equity method investment in partnerships	$—	$30	$30
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
Investments are presented in the consolidated financial statements at fair value in accordance with GAAP. Investments in open-end funds are stated at fair value based on end of day published net asset values of shares owned by the Company. The fair value of investment securities and consolidated funds, net of redeemable non-controlling interest, in open-end funds was $186.1 million and $228.1 million at June 30, 2016 and December 31, 2015, respectively. There are no unfunded commitments related to these investments. These investments may be redeemed daily with a redemption notice period of up to seven days. Investments in securities traded on a national securities exchange are stated at the last reported sales price on the day of valuation. Other securities, including derivatives, traded in the over-the-counter market and listed securities for which no sale was reported on that date are stated at the last quoted bid price. However, short sales positions and call options written are reported at the last quoted ask price. Convertible bonds, fixed income securities and other securities for which quotations are not readily available are valued at fair value based on observable inputs such as market prices for similar instruments as validated by third party pricing agencies and the Company’s prime broker. Debt securities are valued based upon prices received from an independent pricing service or from a dealer or broker who makes markets in such securities. Pricing services utilize various observable market data and as such, debt securities are generally categorized as Level 2.
The following tables provide the hierarchy of inputs used to derive the fair value of the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015, respectively. Foreign currency contracts are carried in the Company's consolidated funds and partnership investments and are presented on a net basis where the right of offset exists, and had an insignificant impact for the periods presented.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

		Fair Value Measurements Using
(in thousands) Description	June 30, 2016	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)
Cash and cash equivalents
Money market funds	$25,283	$25,283	$—
Investment securities (Note 3)
Funds
U.S. Equity	2,294	2,294	—
Global Equity	15,474	15,474	—
Convertible	1,862	1,862	—
Fixed Income	5,699	518	5,181
Alternative	8,220	8,220	—
Multi-Strategy	21,683	21,683	—
Total Funds	55,232	50,051	5,181
Common stock	358	358	—
Total investment securities	55,590	50,409	5,181
Derivative assets (Note 4)
Exchange-traded option contracts	3,991	3,991	—
Securities and derivative assets owned by consolidated funds and partnership investments (Note 5)
Common stocks	332,302	218,946	113,356
Preferred stocks	37,613	34,352	3,261
Convertible bonds	180,418	—	180,418
Corporate bonds	27,654	—	27,654
Money market funds	23,063	23,063	—
Exchange-traded option contracts	748	748	—
Total securities and derivative assets owned by consolidated funds and partnership investments	601,798	277,109	324,689
Derivative liabilities (Note 4)
Exchange-traded option contracts	(9,590)	(9,590)	—
Derivative liabilities owned by consolidated funds (Note 5)
Exchange-traded option contracts	(646)	(646)	—
Total	$676,426	$346,556	$329,870

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

		Fair Value Measurements Using
(in thousands) Description	December 31, 2015	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)
Cash and cash equivalents
Money market funds	$25,240	$25,240	$—
Investment securities (Note 3)
Funds
U.S. Equity	70,425	70,425	—
Global Equity	133,954	133,954	—
Convertible	5,079	5,079	—
Fixed Income	16,965	12,097	4,868
Alternative	14,087	14,087	—
Multi-Strategy	16,225	16,225	—
Total Funds	256,735	251,867	4,868
Common stock	322	322	—
Total investment securities	257,057	252,189	4,868
Derivative assets (Note 4)
Exchange-traded option contracts	4,311	4,311	—
Securities and derivatives owned by partnership investments (Note 5)
Common stocks	53,467	27,899	25,568
Preferred stocks	3,875	3,875	—
Convertible bonds	48,369	—	48,369
Corporate bonds	957	—	957
Money market funds	5,309	5,309	—
Exchange-traded option contracts	87	87	—
Total securities and derivatives owned by partnership investments	112,064	37,170	74,894
Derivative liabilities (Note 4)
Exchange-traded option contracts	(5,475)	(5,475)	—
Total	$393,197	$313,435	$79,762
The fair value of the Company’s long-term debt, which has a total carrying value of $46.0 million at June 30, 2016 and December 31, 2015, was approximately $51.5 million and $51.6 million, respectively, calculated using discounted cash flows based on the Company's incremental borrowing rates and market inputs for similar bonds. The fair value of the debt is based on Level 2 inputs within the fair value hierarchy.
The fair value and carrying value of the Company's contingent consideration at June 30, 2016 and December 31, 2015, was $409,000 and $998,000, respectively. This contingent consideration is associated with the Company's purchase of Phineus Partners LP in 2015, reported in other current and non-current liabilities in the consolidated statements of financial condition. For the three months ended June 30, 2016, the change in the fair value of the contingent consideration is not material, and is included in other income in the consolidated statements of operations. The fair value of the contingent consideration is based on Level 3 unobservable inputs within the fair value hierarchy as it is calculated using certain assumptions regarding business performance and probability of payment.
The carrying value of all other financial instruments approximates fair value due to the short maturities of these financial instruments.
(7)Loans Payable
The Company has access to margin loans for the settlement of option liabilities, as well as an additional source of liquidity. The interest rate that can be charged on margin loans is 1.75% per annum, based on the brokerage firm’s lending rate. These loans are due on demand. The Company had no margin loan balances outstanding at June 30, 2016 and December 31, 2015.

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
During the six months ended June 30, 2016, the Company granted 2,364,892 RSUs and there were 92,948 RSUs forfeited. The RSUs granted in the first six months of 2016, included awards to key investment personnel and officers as part of a strategic plan to promote retention and succession planning. During the same period, the Company granted no stock options and there were 274,904 stock options forfeited.
During the six months ended June 30, 2016, 470,273 RSUs vested with 115,228 units withheld for taxes and 355,045 RSUs converted into an equal number of shares of CAM’s Class A common stock. The total intrinsic value and the fair value of the converted shares was $3.1 million. The total tax benefit realized in connection with the vesting of the RSUs during the six months ended June 30, 2016 was $408,000, as the Company receives tax benefits based upon the portion of Calamos Investments’ expense that it recognizes.
During the six months ended June 30, 2016 and 2015, compensation expense recorded in connection with the RSUs and stock options was $3.9 million and $3.6 million, respectively, of which $860,000 and $792,000, respectively, was credited as additional paid-in capital after giving effect to the non-controlling interests. The amount of deferred tax asset created was $318,000 and $293,000 during the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, $23.0 million of total unrecognized compensation expense related to unvested stock option and RSU awards is expected to be recognized over a weighted-average period of 4.1 years.
(9)Non-Operating Income (Loss)
Non-operating income (loss) was comprised of the following components for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Interest income	$69	$45	$136	$89
Interest expense	(764)	(766)	(1,528)	(1,540)
Net interest expense	(695)	(721)	(1,392)	(1,451)
Investment income (loss)	1,749	241	(12,395)	5,767
Dividend income	623	299	1,058	526
Miscellaneous other income (loss)	(49)	152	37	136
Investment and other income (loss)	2,323	692	(11,300)	6,429
Non-operating income (loss)	$1,628	$(29)	$(12,692)	$4,978

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(10)Income Taxes
Calamos Investments is subject to certain income-based state taxes; therefore, income taxes reflect not only the portion attributed to CAM stockholders but also a portion of income taxes attributable to non-controlling interests.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
(in thousands)
Income tax provision	$161	$1,275	$919	$1,740
Income tax provision attributable to non-controlling interest in Calamos Investments	(19)	(17)	(35)	(31)
Income tax provision attributable to CAM	142	1,258	884	1,709
Net income (loss) attributable to CAM	224	2,033	(1,098)	2,134
Income (loss) before taxes attributable to CAM	$366	$3,291	$(214)	$3,843
CAM’s effective income tax rate	38.8%	38.2%	*	44.5%
________________
* Not meaningful
CAM's effective income tax rate was 38.8% for the second quarter of 2016, compared with 38.2% for the second quarter of 2015. For the first six months of 2016, CAM's income tax provision exceeded income before income tax provision attributable to CAM, resulting in an income tax rate that was not meaningful. The income tax provision for the first six months of 2016 included $964,000 of deferred tax expense related to expired employee stock options and an allowance for employee stock options expected to expire in future periods. As of June 30, 2016, the Company's valuation allowance on this deferred tax asset was $628,000. Excluding the deferred tax valuation allowance and deferred tax expense related to expired employee stock options, CAM's effective income tax rate would be 37.4% for the first six months of 2016. CAM 's effective income tax rate was 44.5% for the first six months of 2015, a result of $238,000 of deferred tax expense related to expired employee options in the prior year.
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
(11)Earnings (Loss) Per Share
The following table reflects the calculation of basic and diluted earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2016	2015	2016	2015
Earnings (loss) per share – basic:
Earnings (loss) available to common shareholders	$224	$2,033	$(1,098)	$2,134
Weighted average shares outstanding	16,741,990	17,789,931	16,741,045	17,830,916
Earnings (loss) per share – basic	$0.01	$0.11	$(0.07)	$0.12
Earnings (loss) per share – diluted:
Earnings (loss) available to common shareholders	$224	$2,033	$(1,098)	$2,134
Weighted average shares outstanding	16,741,990	17,789,931	16,741,045	17,830,916
Dilutive impact of restricted stock units	349,633	845,867	—	787,972
Weighted average shares outstanding(1)	17,091,623	18,635,798	16,741,045	18,618,888
Earnings (loss) per share – diluted	$0.01	$0.11	$(0.07)	$0.11
________________
(1) Dilutive securities are not included in the computation of diluted earnings per share when a company is in a loss position. As such, the numerator and the denominator used in computing both basic and diluted net loss per share for the six months ended June 30, 2016 were the same. Diluted weighted average shares outstanding were 17,098,778 for the six months ended June 30, 2016.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

When dilutive, diluted shares outstanding are calculated (a) assuming that Calamos Interests exchanged all of their ownership interest in Calamos Investments and their CAM Class B common stock for shares of CAM’s Class A common stock (the "Exchange") and (b) including the effect of outstanding dilutive equity incentive compensation awards. As of June 30, 2016, and 2015, the impact of the Exchange was anti-dilutive and, therefore, excluded from the calculation of diluted earnings per share.
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
The following table shows the number of shares which were excluded from the computation of diluted earnings (loss) per share as they were anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Shares of Class A common stock issuable upon an Exchange of Calamos Interests’ ownership in Calamos Investments*	—	23,495,196	—	23,495,196
Restricted stock units	2,864,277	5,250	1,978,675	11,874
Stock options	873,581	1,177,361	873,581	1,177,361
Total	3,737,858	24,677,807	2,852,256	24,684,431
* Number of shares calculated with the value of Calamos Investments determined by using the closing price of our shares as of June 30, 2016 ($7.31) and June 30, 2015 ($12.25) as well as assuming said closing prices fully reflect all of CAM's assets; including the application of a 12% discount rate to certain deferred tax assets at each of June 30, 2016 and 2015. The value of Calamos Investments is then multiplied by Calamos Interests' percentage ownership in Calamos Investments, with the result divided by the applicable period-end closing price. See Note 2, Summary of Significant Accounting Policies - Principles of Consolidation, for a description of certain assets owned by CAM.
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

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
(14)Subsequent Events
On July 28, 2016, Calamos Investments repaid $46.0 million of its long-term debt outstanding and incurred a make-whole payment of approximately $4.9 million. The notes were repaid out of cash on hand and the proceeds from an increase in the short term, interest-bearing loan from CAM. As a result of the transactions subsequent to June 30, 2016, the balance of the loan from CAM was $70.0 million. The effects of this transaction are not reflected in the June 30, 2016 consolidated financial statements.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
We are a firm of 337 full-time associates that primarily provides investment advisory services to institutions and individuals, managing and servicing $20.1 billion and $24.4 billion in assets under management as of June 30, 2016 and 2015, respectively. Assets under management do not include assets under advisement of $478 million and $680 million as of June 30, 2016 and 2015, respectively, for which the Company provides model portfolio design and oversight.
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
We market our investment strategies to our clients through a variety of products designed to suit their investment needs. We currently categorize the portfolios that we manage within four investment product types captured in our funds and separate accounts. The following table lists our assets under management by product as of June 30, 2016 and 2015.

	June 30,
(in millions)	2016	2015
Funds
Open-end funds	$11,221	$13,863
Closed-end funds	6,062	6,977
Total funds	17,283	20,840
Separate Accounts
Institutional accounts	1,729	2,583
Managed accounts	1,137	1,009
Total separate accounts	2,866	3,592
Total assets under management	$20,149	$24,432
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
Our largest operating expenses are typically related to: employee compensation and benefits expenses, which include salaries, incentive compensation and related benefits costs; distribution expenses, which include open-end funds distribution costs (such as Rule 12b-1 payments) and amortization of deferred sales commissions; and marketing and sales promotion expenses, which include expenses necessary to market products offered by us. Operating expenses may fluctuate due to a number of factors including variations in staffing and compensation, changes in distribution expense as a result of fluctuations in open-end fund net sales and market appreciation or depreciation, and marketing-related expenses that include supplemental distribution payments.
Operating Results
Second Quarter and Six Months Ended June 30, 2016 Compared with Second Quarter and Six Months Ended June 30, 2015
Assets Under Management
Assets under management were $20.1 billion and $24.4 billion as of June 30, 2016 and 2015, respectively, and consisted of 86% funds and 14% separate accounts as of June 30, 2016, and 85% funds and 15% separate accounts as of June 30, 2015.

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
(in millions)	2016	2015	Amount	Percent	2016	2015	Amount	Percent
Open-end Funds
Beginning assets under management	$11,598	$14,334	$(2,736)	(19)%	$12,172	$14,790	$(2,618)	(18)%
Sales	574	575	(1)	—	1,243	1,299	(56)	(4)
Redemptions	(1,062)	(1,148)	86	7	(2,097)	(2,646)	549	21
Market appreciation (depreciation)	111	102	9	9	(97)	420	(517)	*
Ending assets under management	11,221	13,863	(2,642)	(19)	11,221	13,863	(2,642)	(19)
Average assets under management	11,433	14,253	(2,820)	(20)	11,427	14,404	(2,977)	(21)
Closed-end Funds
Beginning assets under management	6,032	6,758	(726)	(11)	6,346	6,211	135	2
Sales	—	262	(262)	*	—	795	(795)	*
Redemptions	—	—	—	*	(166)	—	(166)	*
Market appreciation (depreciation)	30	(43)	73	*	(118)	(29)	(89)	*
Ending assets under management	6,062	6,977	(915)	(13)	6,062	6,977	(915)	(13)
Average assets under management	6,055	7,027	(972)	(14)	6,003	6,635	(632)	(10)
Institutional Accounts
Beginning assets under management	2,279	2,406	(127)	(5)	2,309	1,576	733	47
Sales	3	302	(299)	(99)	181	1,153	(972)	(84)
Redemptions	(553)	(146)	(407)	*	(659)	(228)	(431)	*
Market appreciation (depreciation)	—	21	(21)	*	(102)	82	(184)	*
Ending assets under management	1,729	2,583	(854)	(33)	1,729	2,583	(854)	(33)
Average assets under management	2,014	2,491	(477)	(19)	2,079	2,177	(98)	(5)
Managed Accounts
Beginning assets under management	1,111	978	133	14	1,081	929	152	16
Sales	68	65	3	5	141	141	—	—
Redemptions	(42)	(32)	(10)	(31)	(81)	(80)	(1)	(1)
Market (depreciation) appreciation	—	(2)	2	*	(4)	19	(23)	*
Ending assets under management	1,137	1,009	128	13	1,137	1,009	128	13
Average assets under management	1,120	992	128	13	1,090	976	114	12
Total Assets Under Management
Beginning assets under management	21,020	24,476	(3,456)	(14)	21,908	23,506	(1,598)	(7)
Sales	645	1,204	(559)	(46)	1,565	3,388	(1,823)	(54)
Redemptions	(1,657)	(1,326)	(331)	(25)	(3,003)	(2,954)	(49)	(2)
Market appreciation (depreciation)	141	78	63	81	(321)	492	(813)	*
Ending assets under management	20,149	24,432	(4,283)	(18)	20,149	24,432	(4,283)	(18)
Average assets under management	$20,622	$24,763	$(4,141)	(17)%	$20,599	$24,192	$(3,593)	(15)%
________________
* Not meaningful
Fund sales in the second quarter and first six months of 2016 were primarily due to our alternative, global equity, and U.S. equity strategies, but were not sufficient to overcome the aggregate outflows sustained from redemptions in our alternative, U.S. equity, and global equity strategies. Net redemptions in our funds were $488 million in the second quarter of 2016, compared with net redemptions of $311 million in the second quarter of 2015. Market appreciation was $141 million in the second quarter of 2016, compared with $59 million in the second quarter of 2015. Net redemptions of $1.0 billion for the first six months of 2016 represent an unfavorable change of $468 million from net redemptions of $552 million for the first six months of 2015. Market depreciation in all of our funds totaled $215 million in the first six months of 2016, compared with appreciation of $391 million in the first six months of 2015.
Separate accounts, which represent accounts we manage for both institutions and individuals, combined net redemptions were $524 million in the second quarter of 2016, compared with net sales of $189 million in the second quarter of 2015. Institutional net redemptions were $550 million in the second quarter of 2016, driven primarily from U.S. equity strategies, compared with net sales of $156 million in the second quarter of 2015. Managed account net sales were $26 million in the second quarter of 2016, compared with net sales of $33 million in the second quarter of 2015. Separate account combined depreciation in the second quarter of 2016 was not significant, compared with appreciation of $19 million in the second quarter of 2015.
Separate account net redemptions in the first six months of 2016 were $418 million, compared with net sales of $986 million in the first six months of 2015. Institutional net redemptions were $478 million in the first six months of 2016, compared with net sales of $925 million in the first six months of 2015. Managed account net sales were $60 million in the first six months of 2016, compared with net sales of $61 million in the first six months of 2015. Separate account combined depreciation in the first six months of 2016 was $106 million, compared with appreciation of $101 million in the first six months of 2015.
Financial Overview

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2016	2015	Amount	Percent	2016	2015	Amount	Percent
(in thousands, except margin)
Operating income	$2,518	$14,092	$(11,574)	(82)%	$6,806	$12,587	$(5,781)	(46)%
Operating margin	5.2%	23.4%	(18.2)%	(78)%	7.0%	10.7%	(3.7)%	(35)%
Net income (loss) attributable to Calamos Asset Management, Inc.	$224	$2,033	$(1,809)	(89)%	$(1,098)	$2,134	$(3,232)	*
________________
* Not meaningful
Operating income for the second quarter of 2016 was $2.5 million, compared with $14.1 million for the second quarter of 2015. Operating margin for the second quarter of 2016 decreased to 5.2% from 23.4% for the second quarter of 2015. The decrease in both operating income and operating margin for the second quarter of 2016 was primarily due to the decrease in investment management fees. Operating income for the first six months of 2016 decreased to $6.8 million from $12.6 million for the same period a year ago. Operating margin was 7.0% for the first six months of 2016, compared with 10.7% for the first six months of 2015. The decrease in both operating income and operating margin for the first six months of 2016 was primarily attributable to the decrease in investment management fees, partially offset by the closed-end fund launch expenses of $11.5 million in the prior year.
Revenues
Total revenues decreased by $12.1 million, or 20%, to $48.3 million for the second quarter of 2016 from $60.4 million for the second quarter of 2015. Total revenues decreased by $21.0 million, or 18% , to $96.8 million for the first six months of 2016, from $117.8 million for the first six months of 2015. The decrease was primarily due to lower investment management fees and distribution and underwriting fees.

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
(in thousands)	2016	2015	Amount	Percent	2016	2015	Amount	Percent
Investment management fees	$39,452	$48,962	$(9,510)	(19)%	$79,000	$94,910	$(15,910)	(17)%
Distribution and underwriting fees	8,288	10,747	(2,459)	(23)%	16,709	21,594	(4,885)	(23)%
Other	534	642	(108)	(17)%	1,066	1,264	(198)	(16)%
Total revenues	$48,274	$60,351	$(12,077)	(20)%	$96,775	$117,768	$(20,993)	(18)%
Investment management fees decreased by 19% in the second quarter of 2016 compared with the second quarter of 2015, which was primarily due to a $4.1 billion, or 17%, decrease in average assets under management for the same period. Investment management fees from open-end funds decreased by 23% to $20.9 million for the second quarter of 2016, from $27.3 million for the second quarter of 2015, driven by a 20% decrease in average open-end fund assets. Investment management fees from our closed-end funds decreased by 14% to $14.0 million for the second quarter of 2016, from $16.2 million for the second quarter of 2015, due to a 14% decrease in average closed-end fund assets. Investment management fees from our separately managed accounts decreased by 16% to $4.1 million for the second quarter of 2016, from $5.0 million for the second quarter of 2015, due to a 10% decrease in average separately managed accounts assets under management. Investment management fees that we earned as a percentage of average assets under management for the second quarter of 2016 and 2015 were 0.78%. Investment management fees from assets under advisement for which we provide model portfolio design and oversight were $425,000 for the second quarter of 2016, compared with $527,000 for the second quarter of 2015. Investment management fees that we earned for assets under advisement for the second quarter of 2016 and 2015 were 0.30%.
Investment management fees decreased by 17% in the first six months of 2016 compared with the first six months of 2015, which was primarily due to a $3.6 billion, or 15%, decrease in average assets under management for the same period. Investment management fees from open-end funds decreased by 24% to $41.8 million for the first six months of 2016, from $54.8 million for the first six months of 2015, driven by a 21% decrease in average open-end fund assets. Investment management fees from our closed-end funds decreased by 9% to $27.7 million for the first six months of 2016, from $30.3 million for the first six months of 2015, due to a 10% decrease in average closed-end fund assets. Investment management fees from our separately managed accounts decreased by 2% to $8.7 million for the first six months of 2016, from $8.8 million for the first six months of 2015, as average separately managed accounts assets under management were unchanged. Investment management fees that we earned as a percentage of average assets under management for the first six months of 2016 and 2015 were 0.78%. Investment management fees from assets under advisement for which we provide model portfolio design and oversight were $848,000 for the first six months of 2016, compared with $1.1 million for the first six months of 2015. Investment management fees that we earned for assets under advisement for the first six months of 2016 and 2015 were 0.30%.
Distribution and underwriting fees decreased by 23%, or $2.5 million to $8.3 million for the second quarter of 2016. Distribution and underwriting fees decreased by 23%, or $4.9 million to $16.7 million for the first six months of 2016, compared with the first six months of 2015. The decrease was primarily due to a shift in open-end fund assets from Class A, B and C shares to Class I shares. More open-end fund investors are choosing to compensate their financial advisors through fee-based models, increasing the demand for and a shift towards our Class I shares. Because we do not collect distribution fees from Class I shares, our distribution revenue has decreased with this shift in assets. For the second quarter and first six months of 2016, average open-end fund assets decreased by 20% and 21%, respectively, across most share classes, compared with the second quarter and first six months of 2015. The decrease in average open-end fund assets when compared with the prior year period is largely due to net redemptions in our U.S. equity and alternative strategies.
Operating Expenses
Operating expenses decreased by $503,000 and $15.2 million for the second quarter and first six months of 2016, from the second quarter and first six months of 2015. For the second quarter of 2016, decreases in distribution expenses, marketing and sales promotion expenses, and general and administrative expenses, were offset by an increase in employee compensation and benefits expenses. The first six months of 2016 reflected decreases in marketing and sales promotion expenses, distribution expenses, and general and administrative expenses, offset by an increase in employee compensation and benefits expenses. The first six months of 2015 included $11.5 million of expenses related to the launch of a new closed-end fund, comprised of $10.0 million of marketing and sales promotion expenses and $1.5 million of employee compensation and benefits expenses.

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
(in thousands)	2016	2015	Amount	Percent	2016	2015	Amount	Percent
Employee compensation and benefits	$25,000	$21,848	$3,152	14%	$49,417	$46,722	$2,695	6%
Distribution expenses	8,295	10,489	(2,194)	(21)%	16,752	21,006	(4,254)	(20)%
Marketing and sales promotion	3,216	4,330	(1,114)	(26)%	5,911	17,735	(11,824)	(67)%
General and administrative	9,245	9,592	(347)	(4)%	17,889	19,718	(1,829)	(9)%
Total operating expenses	$45,756	$46,259	$(503)	(1)%	$89,969	$105,181	$(15,212)	(14)%
Employee compensation and benefits expenses increased by $3.2 million and $2.7 million for the second quarter and first six months of 2016, respectively, when compared with the second quarter and first six months of 2015. The increase in the second quarter and first six months of 2016 is primarily due to increases in equity compensation expenses, salary and related benefits expenses and incentive compensation expenses. The increase in equity compensation expenses for the second quarter and first six months of 2016 is primarily a result of short-term and long-term equity awards to key investment personnel and officers. These awards are part of a strategic plan to promote retention and succession planning. The first six months of 2015 included incentive compensation expenses related to the launch of a new closed-end fund.
Distribution expenses decreased by $2.2 million and $4.3 million for the second quarter and first six months of 2016, respectively, when compared with the second quarter and first six months of 2015. The decreases were primarily due to a shift of average open-end fund assets to Class I shares which do not result in distribution expenses.

Marketing and sales promotion expenses decreased by $1.1 million and $11.8 million for the second quarter and first six months of 2016, respectively, when compared with the second quarter and first six months of 2015. The decrease in the second quarter of 2016 was primarily due to lower reimbursements of fund operating expenses that are above the expense cap, and lower supplemental distribution payments to distribution intermediaries. The decrease in the first six months of 2016 is largely the result of the launch of a new closed-end fund in the first quarter of 2015, lower reimbursements of fund operating expenses that are above the expense cap, and lower supplemental distribution payments to distribution intermediaries.
General and administrative expenses decreased by $347,000 and $1.8 million for the second quarter and first six months of 2016, respectively, when compared with the second quarter and first six months of 2015. Many offsetting factors gave rise to the net decreases in expenses during the second quarter of 2016; however the main drivers were reductions in depreciation expenses, occupancy-related costs, and travel and entertainment expenses, offset by higher professional services expenses. The main drivers to the decrease for the first six months of 2016 were reductions in travel and entertainment expenses, occupancy-related costs, and depreciation expenses.
Non-Operating Activities, Net of Redeemable Non-controlling Interest in Consolidated Funds and Partnership Investments
Non-operating income (loss), net of redeemable non-controlling interest in consolidated funds and partnership investments decreased by $1.7 million and $10.9 million for the second quarter and first six months of 2016, respectively, when compared with the second quarter and first six months of 2015. The decrease in the second quarter of 2016 included an increase in investment income of $1.5 million offset by a decrease in net losses attributable to redeemable non-controlling interest in consolidated funds and partnership investments of $3.4 million. The decrease in the first six months of 2016 was due to a decrease in investment income of $18.2 million when compared with the first six months of 2015. The decrease in investment income (loss) for the six months ended June 30, 2016, when compared with the same period in 2015, was mainly due to the consolidation of funds from the adoption of a new accounting pronouncement and realized and unrealized losses from investment securities and option contracts within the Company's investment portfolio.
The following table summarizes our non-operating activities, net of redeemable non-controlling interest in consolidated funds and partnership investments for the second quarter and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2016	2015	Change	2016	2015	Change
Interest income	$69	$45	$24	$136	$89	$47
Interest expense	(764)	(766)	2	(1,528)	(1,540)	12
Net interest expense	(695)	(721)	26	(1,392)	(1,451)	59
Investment income (loss)	1,749	241	1,508	(12,395)	5,767	(18,162)
Dividend income	623	299	324	1,058	526	532
Miscellaneous other income (loss)	(49)	152	(201)	37	136	(99)
Investment and other income (loss)	2,323	692	1,631	(11,300)	6,429	(17,729)
Non-operating income (loss), GAAP basis	1,628	(29)	1,657	(12,692)	4,978	(17,670)
Net (income) loss attributable to redeemable non-controlling interest in consolidated funds and partnership investments	(2,858)	494	(3,352)	4,220	(2,554)	6,774
Non-operating income (loss), net of redeemable non-controlling interest in consolidated funds and partnership investments, non-GAAP basis (1)	$(1,230)	$465	$(1,695)	$(8,472)	$2,424	$(10,896)
________________

(1)
Non-operating income (loss), net of redeemable non-controlling interest in consolidated funds and partnership investments is a non-GAAP financial measure. Management believes this measure provides comparability of this information among reporting periods and is an effective measure for reviewing the Company’s non-operating contribution to its results.

The following table provides a summary of the returns that we generated from our corporate investment portfolio. This table combines the investment and dividend income as reported in our consolidated statements of operations with the change in fair value of our investment securities that are recorded in accumulated other comprehensive income (loss), a component of equity, for the second quarter and six months ended June 30, 2016:

	Three Months Ended June 30, 2016				Six Months Ended June 30, 2016
(in thousands)	Non-Operating Income (Loss), net	Change in Accumulated Other Comprehensive Income (Loss)	Change in Retained Earnings due to Consolidation of Funds	Total	Non-Operating Income (Loss), net	Change in Accumulated Other Comprehensive Income (Loss)	Change in Retained Earnings due to Consolidation of Funds	Total
Funds and common stock	$2,644	$1,414	$662	$4,720	$(7,475)	$(6,977)	$8,476	$(5,976)
Partnership investments	1,416	—	—	1,416	(241)	—	—	(241)
Equity option contracts	(2,311)	—	—	(2,311)	(4,679)	—	—	(4,679)
Investment income (loss)	1,749	1,414	662	3,825	(12,395)	(6,977)	8,476	(10,896)
Dividend income	623			623	1,058			1,058
Redeemable non-controlling interest in consolidated funds and partnership investments	(2,858)			(2,858)	4,220			4,220
Investment portfolio results	$(486)			$1,590	$(7,117)			$(5,618)
Less: Non-controlling interest in Calamos Investments LLC		(1,100)				5,428
Deferred income taxes		(116)				573
Change in accumulated other comprehensive income (loss)		$198				$(976)
Our investment portfolio returned $1.6 million, or 0.6%, and lost $5.6 million, or 2.0%, in the second quarter and first six months of 2016, respectively. For the second quarter of 2016, the results reflect unrealized gains from investment securities offset with option contract losses. The results for the first six months of 2016 reflect realized and unrealized losses from investment securities and option contracts within the Company's investment portfolio. Retained earnings was impacted by the consolidation of funds related to the adoption of a new accounting pronouncement, resulting in a $662,000 and $8.5 million change in accumulated other comprehensive income (loss) for the second quarter and first six months of 2016, respectively, which was adjusted in the table above when computing investment portfolio results.
Income Tax Provision
Calamos Investments LLC (“Calamos Investments”) is subject to certain income-based state taxes; therefore, income taxes reflect not only the portion attributed to us but also income taxes attributable to non-controlling interests. CAM's effective income tax rate for the second quarter of 2016 was approximately 38.8%, compared with 38.2% for the second quarter of 2015. CAM's income tax provision for the first six months of 2016 exceeded income tax provision attributable to CAM, resulting in an income tax rate that was not meaningful. The income tax provision for the first six months of 2016 included $964,000 of deferred tax expense related to expired employee stock options and an allowance for employee stock options expected to expire in future periods. As of June 30, 2016, the Company's valuation allowance on this deferred tax asset was $628,000. Excluding the deferred tax valuation allowance and deferred tax expense related to expired employee stock options, CAM's effective income tax rate would be 37.4% for the first six months of 2016. CAM's income tax rate was 44.5% for the first six months of 2015, a result of $238,000 of deferred tax expense related to expired employee stock options in the prior year.
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
Net income (loss)
Net income attributable to CAM was $224,000 for the second quarter of 2016, compared with $2.0 million for the second quarter of 2015. Net loss attributable to CAM was $1.1 million for the first six months of 2016, compared with net income of $2.1 million for the first six months of 2015. Non-GAAP net income attributable to CAM was $2.3 million and $3.9 million for the second quarter and first six months of 2016, respectively, compared with $3.9 million and $7.0 million for the second quarter and first six months of 2015. See "Supplemental Non-GAAP Financial Measures" below for descriptions of non-GAAP financial measures and a reconciliation of non-GAAP financial measures to GAAP financial measures.
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
The presentation of this additional information is not meant to be considered in isolation or as a substitute for the directly comparable financial measures prepared in accordance with GAAP. Investors should review the reconciliations of the non-GAAP financial measures to their most directly comparable GAAP financial measures as provided in the tables below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
(in thousands)
GAAP operating income	$2,518	$14,092	$6,806	$12,587
Adjustment:
Closed-end fund launch expenses	—	—	—	11,544
Non-GAAP operating income	$2,518	$14,092	$6,806	$24,131

Total revenues	$48,274	$60,351	$96,775	$117,768

GAAP operating margin	5.2%	23.4%	7.0%	10.7%
Non-GAAP operating margin	5.2%	23.4%	7.0%	20.5%

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
(in thousands, except per share data)
GAAP net income (loss) attributable to CAM	$224	$2,033	$(1,098)	$2,134
Adjustments:
Deferred tax amortization on intangible assets(1)	1,979	1,979	3,958	3,958
Closed-end fund launch expenses, net of taxes(2)	—	—	—	1,615
Non-operating (income) loss, net of taxes	122	(101)	1,087	(659)
Non-GAAP net income attributable to CAM	$2,325	$3,911	$3,947	$7,048

Diluted - Weighted average shares outstanding	17,091,623	18,635,798	16,741,045	18,618,888
Non-GAAP diluted - Weighted average shares outstanding	17,091,623	18,635,798	17,098,778	18,618,888
Diluted earnings (loss) per share	$0.01	$0.11	$(0.07)	$0.11
Non-GAAP diluted earnings per share	$0.14	$0.21	$0.23	$0.38
________________

(1) For the first six months of 2016, the deferred tax amortization on intangible assets, the realization of which is not reflected in our consolidated statements of operations, resulted in cash savings of approximately $880,000 during the period and the creation of a federal net operating loss carryforward benefit of approximately $3.1 million which can be utilized in future years, to the extent of net income, to offset the Company's income taxes payable. See Note 17, Income Taxes, to the audited consolidated financial statements included in Item 8., Financial Statements and Supplemental Data included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

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
We believe cash generated from operations, investing and financing activities will be sufficient over the foreseeable future to meet our working capital requirements and liquidity needs with respect to the foregoing activities, as well as to support future growth.
The following table summarizes our principal sources of liquidity as of June 30, 2016 and December 31, 2015:

(in thousands)	June 30, 2016	December 31, 2015	Increase (Decrease)
Cash and cash equivalents	$102,570	$104,717	$(2,147)
Investment securities	55,590	257,057	(201,467)
Derivatives, net	(5,599)	(1,164)	(4,435)
Consolidated funds and partnership investments, net of liabilities and redeemable non-controlling interests	199,935	34,730	165,205
Total corporate investment portfolio	$352,496	$395,340	$(42,844)
We utilize a hedging strategy using exchange-traded equity option contracts as an economic hedge to reduce downside risk and price volatility of the total portfolio value. This strategy allows us the flexibility to continue to provide seed capital for the development of new products when necessary, while seeking to help reduce risk.
Calamos Investments is the borrower of our $46.0 million in long-term debt. Calamos Investments was in compliance with its financial debt covenants as of June 30, 2016, and December 31, 2015. On July 28, 2016, Calamos Investments repaid this long-term debt and incurred a make-whole payment of approximately $4.9 million. The notes were repaid out of cash on hand and the proceeds from an increase in the short term, interest-bearing loan from CAM.
As of June 30, 2016, Calamos Investments had a $23.0 million short-term, interest-bearing loan from CAM to fund new seed investments and to provide excess liquidity. On July 28, 2016, Calamos Investments increased its loan from CAM to repay $46.0 million of long-term debt outstanding. As a result of the transactions subsequent to June 30, 2016, the balance of the loan from CAM was $70.0 million.
The following is a summary of covenant compliance of Calamos Investments as of June 30, 2016 with the terms and covenants having the same meanings set forth under our amended note purchase agreements:

Covenant	June 30, 2016
EBITDA/interest expense - not less than 3.0	9.74
Debt/EBITDA - not more than 2.75	2.22
Investment coverage ratio - not less than 1.175	3.95
Net worth - not less than $160 million	$247.7 million
The following table summarizes key data relating to our liquidity and capital resources:

(in thousands)	June 30, 2016	December 31, 2015
Statements of financial condition data:
Cash and cash equivalents	$102,570	$104,717
Receivables	15,289	17,767
Investment securities and derivatives, net	49,991	255,893
Consolidated funds and partnership investments, net of liabilities and redeemable non-controlling interests	199,935	34,730
Deferred tax assets, net	37,934	38,304
Long-term debt	45,955	45,955
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
Cash flows for the six months ended June 30, 2016 and 2015 are shown below.

	Six Months Ended June 30,
(in thousands)	2016	2015
Cash flow data:
Net cash provided by operating activities	$1,256	$4,405
Net cash provided by investing activities	30,220	95,140
Net cash used in financing activities	(33,623)	(44,812)
Net cash provided by operating activities totaled $1.3 million for the six months ended June 30, 2016. These net cash flows are primarily attributable to investment management and distribution and underwriting fees generated by core business activities, partially offset by staff, distribution, and other operating expenses.
Net cash provided by investing activities totaled $30.2 million for the six months ended June 30, 2016. The net cash used in investing activities primarily represents net cash inflows as a result of proceeds from sales of investments of $33.5 million, and distributions from consolidated funds and partnership investments of $23.5 million, partially offset by cash outflows of $15.1 million of seed capital to help expand our product offering, $7.9 million of contributions to consolidated funds and partnership investments, and $4.4 million related to the purchase of common shares of a Calamos-sponsored closed-end fund.
Net cash used in financing activities totaled $33.6 million for the six months ended June 30, 2016, and largely represents pro rata equity and income tax distributions paid by Calamos Investments to our non-controlling interests of $23.8 million. Net cash used in financing activities was also due to cash dividends paid to common stockholders of $5.0 million, and Calamos Investments' repurchase of $4.7 million in Class A common stock as a result of our stock repurchase program. Finally, we expect cash flows from financing activities to change with tax distributions based on the levels of income that the Company generates.
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
Critical Accounting Policies and Estimates
Our significant accounting policies are summarized in note 2 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015. A complete discussion of critical accounting policies is included in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2015. Given the impact the implementation of the new consolidation accounting guidance on January 1, 2016 has had on our consolidated financial statements, we now consider our consolidation policy one of the policies that are most critical to the preparation and understanding of our consolidated financial statements. Our consolidation policy is discussed in Note 2, Summary of Significant Accounting Policies. There were no other significant changes in our significant accounting policies or critical accounting policies during the six months ended June 30, 2016.
Other Information - Market Capitalization
Calamos Investments is owned (a) 22.2% by CAM, and (b) 77.8% by Calamos Interests. As of June 30, 2016, CAM holds two groups of assets: (1) CAM’s 22.2% ownership interest in Calamos Investments and (2) primarily cash and cash equivalents, investment securities, income tax receivables, net deferred tax assets, and a loan receivable from Calamos Investments. CAM presents the entire operations of Calamos Investments with its own in the consolidated financial statements. Calamos Interests’ 77.8% ownership in Calamos Investments is presented as a non-controlling interest in the consolidated financial statements. Prior to March 1, 2009, we added approximately 77 million shares to the Class A common shares outstanding so our number of fully diluted shares would reflect Calamos Interests’ ownership in Calamos Investments. The resulting share count of approximately 97 million provided a reasonable proxy for the number of shares used in determining the market capitalization of the fully consolidated company.
CAM’s certificate of incorporation provides that ownership in Calamos Investments is exchangeable into Class A shares of CAM on a fair value basis. As a result, the reported market capitalization of CAM only reflects CAM’s 22.2% interest in Calamos Investments, rather than the full value of Calamos Investments.
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
Important factors that could cause such differences include, but are not limited to: changes in applicable laws, rules or regulations; downward fee pressures and increased industry competition; risks inherent to the investment management business; the loss of revenues due to contract terminations and redemptions; unsatisfactory service levels by third-party vendors; the inability to maintain compliance with financial covenants; the performance of our investment strategies and corporate investment portfolio; our ownership and organizational structure; general and prolonged declines in the prices of securities; realization of deferred income tax assets; significant changes in market conditions and the economy that require a modification to our business plan; catastrophic or unpredictable events; the loss of key personnel, including executives, portfolio managers, and corporate officers; the unavailability, consolidation and elimination of third-party retail distribution channels; increased costs of and timing of payments related to distribution; failure to recruit and retain qualified personnel; a loss of assets, and thus revenues; fluctuation in the level of our expenses; fluctuation in foreign currency exchange rates with respect to our global operations and business; changes in accounting estimates; poor performance of our largest funds; damage to our reputation; the extent and timing of any share repurchases; and the variability of any exchanges of interests in Calamos Investments into shares of CAM's Class A common stock.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
An analysis of our market risk was included in our Annual Report on Form 10-K for the year ended December 31, 2015. There were no material changes to the Company’s market risk during the six months ended June 30, 2016.
Item 4. Controls and Procedures
Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2016, and has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
There were no changes in the Company’s internal control over financial reporting that occurred during the second quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May be Purchased Under the Plans or Programs
April 1 - April 30, 2016	4,884	$8.50	4,884	1,065,510
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

3(i)(a)
Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3(i) to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2009 File No. 000-51003).

3(i)(b)	Amendment of the Second Amended and Restated Certificate of Incorporation of the Registrant.

3(ii)
Third Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3(ii) to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2016).

4.1
Stockholders’ Agreement, dated as of October 28, 2004, among John P. Calamos, Sr., Nick P. Calamos and John P. Calamos, Jr., certain trusts controlled by them, Calamos Family Partners, Inc. and the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 3, 2004 File No. 000-51003).

4.2	Amendment to Stockholders' Agreement, dated as of July 26, 2016, by Registrant.

4.3
Registration Rights Agreement, dated as of November 2, 2004, between Calamos Family Partners, Inc., John P. Calamos, Sr. and the Registrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 3, 2004 File No. 000-51003).

4.4
Note Purchase Agreement, dated as of July 13, 2007, by and among Calamos Investments LLC and various institutional investors (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2007 File No. 000-51003).

4.5
Waiver and First Amendment to 2007 Note Purchase Agreement, dated as of December 22, 2008, between Calamos Investments LLC and various institutional investors (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2008 File No. 000-51003).

10.1
Amendment to the Fourth Amended and Restated Limited Liability Company Agreement of Calamos Investments LLC, dated July 26, 2016, by and among Registrant, Calamos Family Partners, Inc. and John P. Calamos, Sr.

10.2	Employment Agreement, effective April 4, 2016, by and among Registrant, Calamos Investments LLC, Calamos Advisors LLC and John S. Koudounis.

10.3
Confidentiality and Restrictive Covenants Agreement, effective April 4, 2016, by and among Registrant, Calamos Investments LLC, Calamos Advisors LLC, Calamos Wealth Management LLC, Calamos Financial Services LLC, certain subsidiaries and affiliates, and John S. Koudounis.

10.4	Calamos Partners Deferred Bonus Award Statement, effective April 4, 2016, for John S. Koudounis.

10.5	Conditional Offer of Employment Letter, dated June 9, 2016, by and among Registrant, Calamos Investments LLC, Calamos Advisors LLC and Thomas E. Herman.

10.6	Termination Letter Agreement, dated June 17, 2016, by and among Calamos Advisors LLC, its affiliates and Nimish S. Bhatt.

10.7	Side Letter Agreement, dated June 17, 2016, by and among Calamos Advisors LLC, its affiliates and Nimish S. Bhatt.

10.8	Form of Calamos Partners Deferred Bonus Award Statement.

10.9	Form of Calamos Partners Equity Award Statement.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALAMOS ASSET MANAGEMENT, INC.
(Registrant)

Date:	August 8, 2016	By: /s/ Thomas E. Herman
Name: Thomas E. Herman
Title: Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)