Form 10-Q
period 2016-09-30
Calamos Asset Management, Inc. /DE/
filed 2016-11-04
CIK 1299033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
 FORM 10-Q
________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2016

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

At October 28, 2016, there were 20,530,571 shares of Class A common stock and 100 shares of Class B common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share data)

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$76,550	$104,717
Receivables:
Affiliates and affiliated funds	12,000	13,891
Customers	2,961	3,876
Investment securities	57,960	257,057
Derivative assets	6,904	4,311
Consolidated funds and partnership investments	603,062	112,640
Prepaid expenses	3,587	3,709
Deferred tax assets, net	—	8,294
Other current assets	714	631
Total current assets	763,738	509,126
Non-current assets:
Deferred tax assets, net	37,022	30,010
Goodwill and intangible assets, net	7,152	7,301
Property and equipment, net of accumulated depreciation and amortization ($61,691 at September 30, 2016 and $60,713 at December 31, 2015)	13,339	13,308
Other non-current assets	1,465	1,717
Total non-current assets	58,978	52,336
Total assets	$822,716	$561,462
LIABILITIES AND EQUITY
LIABILITIES
Current liabilities:
Distribution fees payable	$6,640	$7,641
Accrued compensation and benefits	25,013	28,583
Interest payable	—	1,390
Derivative liabilities	15,486	5,475
Liabilities of consolidated funds and partnership investments	13,771	75
Accrued expenses and other current liabilities	4,446	5,118
Total current liabilities	65,356	48,282
Non-current liabilities:
Long-term debt	—	45,955
Deferred rent	8,409	8,788
Other non-current liabilities	2,143	2,043
Total non-current liabilities	10,552	56,786
Total liabilities	75,908	105,068

Redeemable non-controlling interest in consolidated funds and partnership investments	394,525	77,835

EQUITY
Class A Common Stock, $0.01 par value; authorized 600,000,000 shares; 25,688,201 shares issued and 16,753,711 shares outstanding at September 30, 2016; 25,326,522 shares issued and 16,917,360 shares outstanding at December 31, 2015	257	253
Class B Common Stock, $0.01 par value; authorized 1,000 shares; 100 shares issued and outstanding at September 30, 2016 and December 31, 2015	—	—
Additional paid-in capital	226,892	224,065
Retained earnings	76,096	81,881
Accumulated other comprehensive income	303	1,110
Treasury stock; 8,934,490 shares at September 30, 2016 and 8,409,162 shares at December 31, 2015	(117,806)	(113,579)
Calamos Asset Management, Inc. stockholders’ equity	185,742	193,730
Non-controlling interest in Calamos Investments LLC (Calamos Interests)	166,541	184,829
Total equity	352,283	378,559
Total liabilities and equity	$822,716	$561,462
See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
REVENUES
Investment management fees	$39,725	$46,738	$118,725	$141,648
Distribution and underwriting fees	8,055	10,264	24,764	31,858
Other	537	616	1,603	1,880
Total revenues	48,317	57,618	145,092	175,386
EXPENSES
Employee compensation and benefits	23,679	23,891	73,096	70,613
Distribution expenses	8,008	10,172	24,760	31,178
Marketing and sales promotion	3,419	4,063	9,330	21,798
General and administrative	9,106	10,865	26,995	30,583
Total operating expenses	44,212	48,991	134,181	154,172
Operating income	4,105	8,627	10,911	21,214
NON-OPERATING INCOME (LOSS)
Net interest expense	(180)	(717)	(1,572)	(2,168)
Debt extinguishment costs	(4,867)	—	(4,867)	—
Investment and other income (loss)	30,174	(10,997)	18,874	(4,568)
Total non-operating income (loss)	25,127	(11,714)	12,435	(6,736)
Income (loss) before income taxes	29,232	(3,087)	23,346	14,478
Income tax provision (benefit)	796	(46)	1,715	1,694
Net income (loss)	28,436	(3,041)	21,631	12,784
Net income attributable to non-controlling interest in Calamos Investments LLC (Calamos Interests)	(6,563)	(894)	(5,076)	(12,031)
Net (income) loss attributable to redeemable non-controlling interest in consolidated funds and partnership investments	(20,706)	4,298	(16,486)	1,744
Net income attributable to Calamos Asset Management, Inc.	$1,167	$363	$69	$2,497
Earnings per share:
Basic	$0.07	$0.02	$—	$0.14
Diluted	$0.07	$0.02	$—	$0.14
Weighted average shares outstanding:
Basic	16,751,609	17,316,823	16,744,592	17,657,669
Diluted	17,137,237	18,208,850	17,094,693	18,445,524

Cash dividends declared per share	$0.15	$0.15	$0.45	$0.45
See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$28,436	$(3,041)	$21,631	$12,784
Other comprehensive income (loss), before income tax provision (benefit)
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses)	1,205	(19,871)	(6,389)	(7,816)
Reclassification adjustment for realized (gains) losses included in net income (loss)	—	—	617	(2,510)
Other comprehensive income (loss), before income tax provision (benefit)	1,205	(19,871)	(5,772)	(10,326)
Income tax provision (benefit) related to other comprehensive income (loss)	99	(1,857)	(474)	(1,225)
Other comprehensive income (loss), after income tax provision (benefit)	1,106	(18,014)	(5,298)	(9,101)
Comprehensive income (loss)	29,542	(21,055)	16,333	3,683
Comprehensive (income) loss attributable to non-controlling interest in Calamos Investments LLC (Calamos Interests)	(7,500)	13,958	(585)	(5,015)
Comprehensive (income) loss attributable to redeemable non-controlling interest in consolidated funds and partnership investments	(20,706)	4,298	(16,486)	1,744
Comprehensive income (loss) attributable to Calamos Asset Management, Inc.	$1,336	$(2,799)	$(738)	$412
See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except share data)
(unaudited)

	Calamos Asset Management, Inc. Stockholders
(in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest in Calamos Investments LLC (Calamos Interests)	Total	Redeemable Non-controlling Interest in Consolidated Funds and Partnership Investments
Balance at December 31, 2014	$250	$221,208	$89,311	$1,297	$(107,129)	$216,982	$421,919	$76,167
Net income (loss)	—	—	2,497	—	—	12,031	14,528	(1,744)
Other comprehensive loss	—	—	—	(2,085)	—	(7,016)	(9,101)	—
Repurchase of common stock by Calamos Investments LLC (985,466 Class A common shares)	—	—	—	—	(2,655)	(9,302)	(11,957)	—
Issuance of common stock (240,886 Class A common shares)	2	(2)	—	—	—	—	—	—
Impact of the redemption of common stock from Calamos Investments LLC by Calamos Asset Management, Inc. (240,886 Class A common shares)	—	2,202	—	—	(2,202)	—	—	—
Shares withheld for taxes under stock incentive plans and other cumulative impact of changes in ownership of Calamos Investments LLC	—	(111)	—	—	—	(564)	(675)	—
Net purchase of redeemable non-controlling interests in partnership investments	—	—	—	—	—	—	—	(229)
Compensation expense recognized under stock incentive plans	—	1,034	—	—	—	3,621	4,655	—
Impact on non-controlling interests as a result of dividends paid to Calamos Investments LLC on repurchased common stock	—	(997)	—	—	—	997		—
Dividend equivalent accrued under stock incentive plans	—	—	(158)	—	—	(556)	(714)	—
Equity and tax distributions paid to non-controlling interests in Calamos Investments LLC (Calamos Interests)	—	—	—	—	—	(33,730)	(33,730)	—
Dividends declared	—	—	(7,957)	—	—	—	(7,957)	—
Balance at September 30, 2015	$252	$223,334	$83,693	$(788)	$(111,986)	$182,463	$376,968	$74,194

Balance at December 31, 2015	$253	$224,065	$81,881	$1,110	$(113,579)	$184,829	$378,559	$77,835
Consolidation of funds upon adoption of new accounting pronouncement on January 1, 2016	—	—	1,882	—	—	6,594	8,476	318,154
Net income	—	—	69	—	—	5,076	5,145	16,486
Other comprehensive loss	—	—	—	(807)	—	(4,491)	(5,298)	—
Repurchase of common stock by Calamos Investments LLC (525,328 Class A common shares)	—	—	—	—	(1,050)	(3,650)	(4,700)	—
Issuance of common stock (361,679 Class A common shares)	4	(4)	—	—	—	—	—	—
Impact of the redemption of common stock from Calamos Investments LLC by Calamos Asset Management, Inc. (361,679 Class A common shares)	—	3,177	—	—	(3,177)	—	—	—
Shares withheld for taxes under stock incentive plans and other cumulative impact of changes in ownership of Calamos Investments LLC	—	(287)	—	—	—	(779)	(1,066)	—
Compensation expense recognized under stock incentive plans	—	1,263	—	—	—	4,426	5,689	—
Impact on non-controlling interests as a result of dividends paid to Calamos Investments LLC on repurchased common stock	—	(1,322)	—	—	—	1,322	—	—
Dividend equivalent accrued under stock incentive plans	—	—	(196)	—	—	(692)	(888)	—
Consolidation of funds during period	—	—	—	—	—	—	—	48,694
Net purchase (sales) of redeemable non-controlling interest in consolidated funds and partnership investments	—	—	—	—	—	—	—	(66,644)
Equity and tax distributions paid to non-controlling interests in Calamos Investments LLC (Calamos Interests)	—	—	—	—	—	(26,094)	(26,094)	—
Dividends declared	—	—	(7,540)	—	—	—	(7,540)	—
Balance at September 30, 2016	$257	$226,892	$76,096	$303	$(117,806)	$166,541	$352,283	$394,525
See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash and cash equivalents at beginning of period	$104,717	$35,285
Cash flows provided by operating activities:
Net income	21,631	12,784
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	810	1,358
Other depreciation and amortization	2,780	3,111
Loss on disposal of property and equipment	—	89
Deferred rent	(379)	17
Change in unrealized gains on trading securities, derivative assets, derivative liabilities, consolidated funds and partnership investments, net	(17,340)	(1,157)
Net realized losses on sale of investment securities, derivative assets, derivative liabilities, consolidated funds and partnership investments, net	2,905	6,719
Debt extinguishment costs	4,867	—
Change in deferred tax asset valuation allowance	628	—
Deferred taxes, net	5,522	4,309
Stock-based compensation	5,689	4,655
Employee taxes paid on vesting under stock incentive plans	(996)	(730)
(Increase) decrease in assets:
Receivables:
Affiliates and affiliated funds, net	1,891	2,242
Customers	915	(1,234)
Other assets	(5,042)	(3,780)
Decrease in liabilities:
Distribution fees payable	(1,001)	(2,661)
Accrued compensation and benefits	(3,570)	(1,833)
Accrued expenses and other liabilities	(2,780)	(2,030)
Net cash provided by operating activities	16,530	21,859
Cash flows provided by investing activities:
Net additions to property and equipment	(2,604)	(2,574)
Purchases of investment securities	(18,906)	(20,370)
Proceeds from sale of investment securities	35,514	89,022
Net purchases of derivatives	(1,000)	—
Contributions to consolidated funds and partnership investments	(7,890)	(229)
Distributions from consolidated funds and partnership investments	39,415	23,403
Net cash paid for acquisition	—	(55)
Net cash provided by investing activities	44,529	89,197
Cash flows used in financing activities:
Repayment of long-term debt	(45,955)	—
Debt extinguishment costs	(4,867)	—
Deferred tax benefit (expense) on vesting under stock incentive plans	(70)	56
Repurchase of common stock by Calamos Investments LLC (525,328 at September 30, 2016, and 985,466 at September 30, 2015 Class A common shares)	(4,700)	(11,957)
Equity distributions paid to non-controlling interests (Calamos Interests)	(15,559)	(23,338)
Tax distributions paid to non-controlling interests (Calamos Interests)	(10,535)	(10,392)
Cash dividends paid to common stockholders	(7,540)	(7,957)
Net cash used in financing activities	(89,226)	(53,588)
Net (decrease) increase in cash and cash equivalents	(28,167)	57,468
Cash and cash equivalents at end of period	$76,550	$92,753
Supplemental disclosure of cash flow information:
Cash paid (refunded) for:
Income taxes, net	$(91)	$(105)
Interest	$3,142	$3,032

See accompanying notes to consolidated financial statements.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    Organization and Description of Business
Calamos Asset Management, Inc. (“CAM”), representing the public shares outstanding, as of September 30, 2016, owned 22.2% of the operating company, Calamos Investments LLC (“Calamos Investments”), with the remaining 77.8% privately owned by Calamos Partners LLC (“Calamos Partners”), a Delaware limited liability company, and John P. Calamos, Sr., the Founder, Chairman and Global Chief Investment Officer of CAM. Calamos Partners received its interest from Calamos Family Partners, Inc., a Delaware corporation, on July 26, 2016. CAM, together with Calamos Investments and Calamos Investments’ subsidiaries (the “Company”), operates the investment advisory and distribution services businesses reported within these consolidated financial statements. CAM operates and is the sole manager, and thus controls all of the business and affairs of Calamos Investments and, as a result of this control, consolidates the financial results of Calamos Investments with its own financial results. Calamos Partners' and John P. Calamos, Sr.'s (collectively "Calamos Interests") ownership interest, in accordance with applicable accounting guidance, is reflected and referred to within these consolidated financial statements as "non-controlling interest in Calamos Investments LLC". As shown in the diagram below, Calamos Partners also owns all of CAM’s outstanding Class B common stock, which represents 97.4% of the combined voting power of all classes of CAM’s voting stock. The graphic below illustrates our organizational and ownership structure as of September 30, 2016:

CALAMOS PARTNERS LLC
PUBLIC STOCKHOLDERS
Class B Common Stock, 97.4% Combined Voting Interest (Less than 1% Economic Interest)
Class A Common Stock, 2.6% Combined Voting Interest (Greater than 99% Economic Interest)[2]
77.8% Economic Interest[1]
CALAMOS ASSET MANAGEMENT, INC. NASDAQ: CLMS (Holding Company)
22.2% Economic Interest
CALAMOS INVESTMENTS LLC
CALAMOS FINANCIAL SERVICES LLC (U.S. Distributor)
CALAMOS ADVISORS LLC AND CALAMOS WEALTH MANAGEMENT LLC (U.S. Investment Advisors)
CALAMOS INVESTMENTS LLP (U.K. Investment Advisor and Distributor)

(1)	Represents combined economic interest of Calamos Partners LLC and John P. Calamos, Sr. who is also a member of Calamos Investments LLC.

(2)
Represents combined economic interest of all public stockholders, including John P. Calamos, Sr. and John P. Calamos, Jr.’s combined 20.78% ownership interest of Class A common stock. The calculation of ownership interest includes options and restricted stock units ("RSUs") that vest within 60 days, as well as Calamos Partners' indirect ownership interest in Class A common stock purchased by Calamos Investments LLC, pursuant to the Company’s share repurchase plan.

The Company primarily provides investment advisory services to individuals and institutional investors through a number of investment products that include open-end funds and closed-end funds (the “Funds”), separate accounts, and partnerships, as well as provides model portfolio design and oversight for separately managed accounts. The subsidiaries through which the Company provides these services include: Calamos Advisors LLC (“CAL”), a Delaware limited liability company and registered investment

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

advisor; Calamos Financial Services LLC (“CFS”), a Delaware limited liability company and registered broker-dealer; Calamos Wealth Management LLC, a Delaware limited liability company and registered investment advisor; and Calamos Investments LLP, a United Kingdom limited liability partnership, registered investment advisor with the Financial Conduct Authority in the United Kingdom, and a global distributor of the offshore funds and Company products. For reporting purposes, the offshore funds are included within the open-end funds.
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
The consolidated financial statements as of September 30, 2016 and for the three and nine months ended September 30, 2016, and 2015 have not been audited by the Company’s independent registered public accounting firm. In the opinion of management, these statements contain all adjustments, including those of a normal recurring nature, necessary for fair presentation of the financial condition and results of operations. The results for the interim periods presented are not necessarily indicative of the results to be obtained for a full fiscal year. This Form 10-Q filing should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
New Accounting Guidance

In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to add or clarify guidance on the classification of certain cash receipts and cash payments, such as debt prepayment and extinguishment costs, on the statement of cash flows. The amendment is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted. The Company early adopted this guidance, resulting in debt extinguishment costs of $4.9 million being classified as cash flows from financing activities for the nine months ended September 30, 2016.
The Company implemented Accounting Standards Update No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which amended the consolidation requirements under GAAP, on January 1, 2016, using the modified retrospective method. The modified retrospective method did not require the restatement of prior year periods. In connection with the adoption of this guidance, the Company reevaluated all of its investments for consolidation, including its investments in open-end funds. The adoption of the guidance resulted in open-end funds regulated outside the U.S. previously accounted for as voting interest entities ("VOE") to be evaluated as variable interest entities ("VIE") and led to the consolidation of five open-end funds that were previously accounted for as available-for-sale securities. The adoption also resulted in the consolidation of four U.S. regulated open-end funds that were previously accounted for as available-for-sale securities. The impact to the consolidated statements of financial condition upon adoption was the consolidation of $333.6 million of assets, $15.4 million of liabilities, and $318.2 million of redeemable non-controlling interests. In connection with the adoption, the Company reclassified $1.9 million and $6.6 million, respectively, in accumulated other comprehensive income to retained earnings and non-controlling interest in Calamos Investments LLC. Additional disclosures related to consolidated voting interest entities and variable interest entities, and the impact the new accounting guidance has had on the quarter are included in Note 5, Consolidated Funds and Partnership Investments.
Principles of Consolidation
The consolidated financial statements include the financial statements of CAM, Calamos Investments, Calamos Investments’ wholly-owned subsidiaries, the Company’s partnerships, and open-end funds in which it has a controlling financial interest or operating control. The equity method of accounting is used for investments in which the Company has significant influence, but less than a 50% controlling interest. All intercompany balances and transactions have been eliminated.
The Calamos Interests’ combined 77.8% interest in Calamos Investments at September 30, 2016 and December 31, 2015 is represented as a non-controlling interest in Calamos Investments LLC in the Company’s consolidated financial statements. The non-controlling interest in Calamos Investments is derived by multiplying the historical equity of Calamos Investments by the Calamos Interests’ aggregate ownership percentage for the periods presented. Issuances and repurchases of CAM’s common stock may result in changes to CAM’s ownership percentage and to the non-controlling interests’ ownership percentage of Calamos

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Investments with resulting changes reflected in the consolidated statements of changes in equity. Income is allocated based on the average ownership interest during the period in which the income is earned.
CAM owns certain assets to which it has exclusive economic rights. As of September 30, 2016, these assets included cash and cash equivalents of $55.8 million, net non-current deferred tax assets of $37.0 million, net current income taxes receivable of $256,000, and a loan receivable from Calamos Investments of $45.0 million. As of December 31, 2015, these assets included cash, cash equivalents and investment securities of $77.3 million, net current and non-current deferred tax assets of $38.3 million, net current income taxes receivable of $355,000, and a loan receivable from Calamos Investments of $25.0 million. These assets are reported together with Calamos Investments’ consolidated assets in the consolidated statements of financial condition. Additionally, net income before income taxes of $23.3 million and $14.5 million for the nine months ended September 30, 2016 and 2015, respectively, each included $303,000 and $721,000, respectively, of interest income and realized gains and losses on cash and cash equivalents held solely by CAM. These portions of CAM’s income and expense are not affected by non-controlling interests.
The Company consolidates investments in which the Company’s controlling interest exceeds 50%, or in which the Company operates and controls the business and affairs of the entity or is deemed to be the primary beneficiary. In order to make this determination, an analysis is performed to determine if the investment in an affiliate, partnership or open-end fund is a VOE or VIE. The analysis involves judgment and considers several factors, including an entity’s legal organization, capital structure, the rights of the equity investment holders, the Company's ownership interest in the entity, and its contractual involvement with the entity. The Company continually reviews and reconsiders its previously reached VIE or VOE conclusions upon the occurrence of certain events, such as changes to its ownership interest, changes to an entity’s organization and legal structure, or amendments to governing documents.
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
Treasury Stock
On November 13, 2014, the Company announced a repurchase of up to an additional 3 million shares of the Company's outstanding Class A Common Stock primarily to continue to manage the dilution from share issuances under the Company’s incentive compensation plan. During the nine months ended September 30, 2016, Calamos Investments repurchased 525,328 shares of Class A common stock, at an average purchase price of $8.95 and a total cost of $4.7 million under this repurchase program. As Calamos Investments is consolidated with CAM, the repurchased shares are reported as treasury shares. As such, CAM’s 22.2% ownership interest in these shares totaling $1.0 million is reported in treasury stock, with Calamos Interests’ 77.8% ownership interest in

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

these shares, totaling $3.7 million, reported in non-controlling interest in the consolidated statements of financial condition. The total shares repurchased are not included in the calculation of basic and diluted earnings per share in accordance with GAAP.
During the three and nine months ended September 30, 2016, CAM redeemed 6,634 and 361,679, respectively, Class A common shares from Calamos Investments for a value of $75,000 and $4.1 million, respectively, which represents the fair value of the shares on the date of redemption. As Calamos Investments is consolidated with CAM, the impact of the distribution reflecting the non-controlling interest is $58,000 and $3.2 million, respectively.
During the three and nine months ended September 30, 2016, dividends on shares held by Calamos Investments totaled $567,000 and $1.7 million, respectively. The payment of these dividends increased Calamos Investments' equity by $441,000 for the third quarter of 2016, and $1.3 million for the nine months ended September 30, 2016, from additional paid in capital to non-controlling interest in Calamos Investments LLC in the consolidated statement of changes in equity. Those amounts represent Calamos Interests' ownership interest in those dividend payments.
For a comprehensive disclosure of the Company's significant accounting policies, see the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
(3)Investment Securities
The Company carries all investment securities it owns at fair value and records all changes in fair value in current earnings or as a separate component of accumulated other comprehensive income (loss) in equity. As such, unrealized gains and losses on trading securities, as well as realized gains and losses on all investment securities, are included in investment and other income in the consolidated statements of operations. Unrealized gains and losses on available-for-sale securities are reported, net of CAM's deferred income tax, as a separate component of accumulated other comprehensive income (loss) in equity until realized.
The following table provides a summary of investment securities as of September 30, 2016 and December 31, 2015:

(in thousands)
September 30, 2016	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
Funds
U.S. Equity	$54	$1	$(1)	$54
Global Equity	10,151	1,075	—	11,226
Convertible	32	—	—	32
Fixed Income	5,485	390	—	5,875
Alternative	51	2	—	53
Multi-Strategy	19,971	2,179	(3)	22,147
Total Funds	35,744	3,647	(4)	39,387
Common stock	141	233	—	374
Total available-for-sale securities	$35,885	$3,880	$(4)	$39,761
Trading securities:
Funds
U.S. Equity	$2,229	$99	$—	$2,328
Global Equity	4,735	360	—	5,095
Convertible	1,816	122	—	1,938
Fixed Income	53	2	—	55
Alternative	8,678	112	(7)	8,783
Total trading securities	$17,511	$695	$(7)	$18,199
Total investment securities				$57,960

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands)
December 31, 2015	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
Funds
U.S. Equity	$62,839	$2,914	$(44)	$65,709
Global Equity	124,929	6,606	(46)	131,489
Convertible	5,093	—	(14)	5,079
Fixed Income	16,922	58	(15)	16,965
Alternative	14,153	125	(191)	14,087
Multi-Strategy	16,150	208	(133)	16,225
Total Funds	240,086	9,911	(443)	249,554
Common stock	141	181	—	322
Total available-for-sale securities	$240,227	$10,092	$(443)	$249,876
Trading securities:
Funds
U.S. Equity	$5,194	$—	$(478)	$4,716
Global Equity	2,500	—	(35)	2,465
Total trading securities	$7,694	$—	$(513)	$7,181
Total investment securities				$257,057
The investments in Funds at September 30, 2016 and December 31, 2015 of $57.6 million and $256.7 million, respectively, were invested in affiliated funds that are not consolidated and accounts that are separately managed. In connection with the adoption of the new consolidation accounting guidance on January 1, 2016, the Company reevaluated all of its investments for consolidation, including its investments in open-end funds. The Company determined that its interests in certain available-for-sale securities with a fair value of $197.5 million at December 31, 2015, were deemed controlling interests under the new accounting guidance and resulted in these open-end funds being consolidated on January 1, 2016.
The aggregate fair value of available-for-sale investment securities that were in an unrealized loss position at September 30, 2016 and December 31, 2015 was $164,000 and $12.5 million, respectively. As of September 30, 2016 and December 31, 2015, the Company had no investment securities that had been in a continuous loss position for 12 months or longer.
The Company recorded other-than-temporary impairment charges of $55,000 and $374,000, respectively, for the three and nine months ended September 30, 2016 on certain available-for-sale securities with unrealized losses. Other-than-temporary impairment charges recorded for the three and nine months ended September 30, 2015 were $4.5 million and $5.3 million, respectively. The other-than-temporary impairment charges were reported in non-operating income (loss) in the consolidated statements of operations.
As of September 30, 2016 and December 31, 2015, the Company believes that the remaining $4,000 and $443,000, respectively, in unrealized losses on certain available-for-sale securities are only temporary in nature, as these losses are a result of short-term declines in the net asset value of the funds. Further, the Company has the intent and ability to hold these securities for a period of time sufficient to allow for recovery of the fair value. The Company also considered current market conditions and the nature of the securities held when determining the recoverability of those securities' fair value.
The following table provides a summary of changes in investment securities for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Available-for-sale securities:
Proceeds from sales	$1,814	$8,353	$18,857	$48,925
Gross realized gains on sales	$286	$291	$63	$2,849
Trading securities:
Changes in unrealized gains (losses)	$9,440	$(789)	$5,652	$6,426

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below summarizes the tax provision (benefit) on unrealized gains (losses) and (gains) losses reclassified out of accumulated other comprehensive income (loss) on available-for-sale securities for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
(in thousands)	Before-Tax Amount	Tax Provision (Benefit)	After-Tax Amount	Before-Tax Amount	Tax Provision (Benefit)	After-Tax Amount
Available-for-sale securities:
Changes in unrealized gains (losses)	$1,205	$99	$1,106	$(19,871)	$(1,857)	$(18,014)
Other comprehensive income (loss)	$1,205	$99	$1,106	$(19,871)	$(1,857)	$(18,014)

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
(in thousands)	Before-Tax Amount	Tax Provision (Benefit)	After-Tax Amount	Before-Tax Amount	Tax Provision (Benefit)	After-Tax Amount
Available-for-sale securities:
Changes in unrealized gains (losses)	$2,087	$171	$1,916	$(7,816)	$(773)	$(7,043)
Reclassification adjustment for realized (gains) losses included in income	617	51	566	(2,510)	(452)	(2,058)
Unrealized gains on consolidation of funds upon adoption of new accounting pronouncement	(8,476)	(696)	(7,780)	—	—	—
Other comprehensive loss	$(5,772)	$(474)	$(5,298)	$(10,326)	$(1,225)	$(9,101)
Reclassification of realized (gains) losses out of accumulated other comprehensive income (loss) are reported in non-operating income (loss), in investment income (loss), in the consolidated statement of operations. See Note 9, Non-Operating Income (Loss).
(4)Derivative Assets and Liabilities
The Company used exchange-traded option contracts as an economic hedge of price changes in its investment securities portfolio in order to reduce the volatility equity markets have on the fair value of the Company's corporate investment portfolio and that could result in realized or unrealized gains and losses. The Company's investment securities and consolidated funds, net of redeemable non-controlling interest, totaling $216.4 million at September 30, 2016, consist primarily of positions in several Calamos equity and fixed income funds. The equity price risk in the investment portfolio may be hedged using exchange-traded option contracts that correlate most closely with the change in value of the portfolio being hedged. The use of these option contracts are part of a hedge overlay strategy to minimize downside risk in the hedged portfolio. The Company may adjust its hedge position in response to movement and volatility in prices and changes in the composition of the hedged portfolio, but generally is not actively buying and selling contracts.
The Company has elected not to offset its derivative assets with its derivative liabilities even if a right of offset exists. When applicable, the fair value of option contracts is reported on a gross basis in derivative assets and derivative liabilities in the consolidated statements of financial condition. Net gains and losses on these contracts are reported in investment and other income (loss) in the consolidated statements of operations. The Company recorded net losses of $3.7 million and $8.4 million, respectively, on these contracts for the three and nine months ended September 30, 2016. The Company did not record a gain or loss for the three and nine months ended September 30, 2015. The Company may use these derivatives for risk management purposes but does not designate the contracts as hedges for accounting purposes. The Company had $6.9 million and $4.3 million, respectively, of derivative assets outstanding as of September 30, 2016 and December 31, 2015. As of September 30, 2016 and December 31, 2015, the Company had $15.5 million and $5.5 million, respectively, of derivative liabilities outstanding.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(5)Consolidated Funds and Partnership Investments
Presented below are the underlying assets and liabilities of the funds and partnership investments that the Company reports on a consolidated basis, as well as partnership investments that the Company accounts for under the equity method. These investments are presented as consolidated funds and partnership investments and liabilities of consolidated funds and partnership investments, respectively, in its consolidated statements of financial condition as of September 30, 2016 and December 31, 2015.

(in thousands)	September 30, 2016
	Consolidated Funds	Partnership Investments	Total
Assets
Securities owned	$441,413	$115,839	$557,252
Cash and cash equivalents	15,151	6,265	21,416
Receivables for securities sold	20,189	—	20,189
Other current assets	1,599	261	1,860
Exchange-traded option contracts	2,111	214	2,325
Total assets of consolidated funds and partnership investments	$480,463	$122,579	$603,042
Liabilities
Payables on redemptions	$(933)	$—	$(933)
Payables for securities purchased	(10,369)	—	(10,369)
Securities sold not yet purchased	(22)	—	(22)
Accrued expenses and other current liabilities	(1,357)	(315)	(1,672)
Exchange-traded option contracts	(775)	—	(775)
Total liabilities of consolidated funds and partnership investments	$(13,456)	$(315)	$(13,771)

Equity method investment in partnerships	$—	$20	$20

(in thousands)	December 31, 2015
	Consolidated Funds	Partnership Investments	Total
Assets
Securities owned	$—	$106,667	$106,667
Cash and cash equivalents	—	5,356	5,356
Other current assets	—	500	500
Exchange-traded option contracts	—	87	87
Total assets of consolidated partnership investments	$—	$112,610	$112,610
Liabilities
Accrued expenses and other current liabilities	—	(75)	(75)
Total	$—	$(75)	$(75)

Equity method investment in partnerships	$—	$30	$30
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
Investments are presented in the consolidated financial statements at fair value in accordance with GAAP. Investments in open-end funds are stated at fair value based on end of day published net asset values of shares owned by the Company. The fair value of investment securities and consolidated funds, net of redeemable non-controlling interest, in open-end funds was $180.5 million and $228.1 million at September 30, 2016 and December 31, 2015, respectively. There are no unfunded commitments related to these investments. These investments may be redeemed daily with a redemption notice period of up to seven days. Investments in securities traded on a national securities exchange are stated at the last reported sales price on the day of valuation. Other securities, including derivatives, traded in the over-the-counter market and listed securities for which no sale was reported on that date are stated at the last quoted bid price. However, short sales positions and call options written are reported at the last quoted ask price. Convertible bonds, fixed income securities and other securities for which quotations are not readily available are valued at fair value based on observable inputs such as market prices for similar instruments as validated by third party pricing agencies and the Company’s prime broker. Debt securities are valued based upon prices received from an independent pricing service or from a dealer or broker who makes markets in such securities. Pricing services utilize various observable market data and as such, debt securities are generally categorized as Level 2.
The following tables provide the hierarchy of inputs used to derive the fair value of the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015. Foreign currency contracts are carried in the Company's consolidated funds and partnership investments and are presented on a net basis where the right of offset exists, and had an insignificant impact for the periods presented.

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

		Fair Value Measurements Using
(in thousands) Description	September 30, 2016	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)
Cash and cash equivalents
Money market funds	$5,296	$5,296	$—
Investment securities (Note 3)
Funds
U.S. Equity	2,382	2,382	—
Global Equity	16,321	16,321	—
Convertible	1,970	1,970	—
Fixed Income	5,930	525	5,405
Alternative	8,836	8,836	—
Multi-Strategy	22,147	22,147	—
Total Funds	57,586	52,181	5,405
Common stock	374	374	—
Total investment securities	57,960	52,555	5,405
Derivative assets (Note 4)
Exchange-traded option contracts	6,904	6,904	—
Securities and derivative assets owned by consolidated funds and partnership investments (Note 5)
Common stocks	314,589	189,952	124,637
Preferred stocks	40,173	31,976	8,197
Convertible bonds	174,805	—	174,805
Corporate bonds	27,685	—	27,685
Money market funds	14,327	14,327	—
Exchange-traded option contracts	2,325	2,325	—
Total securities and derivative assets owned by consolidated funds and partnership investments	573,904	238,580	335,324
Derivative liabilities (Note 4)
Exchange-traded option contracts	(15,486)	(15,486)	—
Derivative liabilities owned by consolidated funds (Note 5)
Exchange-traded option contracts	(775)	(775)	—
Total	$627,803	$287,074	$340,729

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

		Fair Value Measurements Using
(in thousands) Description	December 31, 2015	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)
Cash and cash equivalents
Money market funds	$25,240	$25,240	$—
Investment securities (Note 3)
Funds
U.S. Equity	70,425	70,425	—
Global Equity	133,954	133,954	—
Convertible	5,079	5,079	—
Fixed Income	16,965	12,097	4,868
Alternative	14,087	14,087	—
Multi-Strategy	16,225	16,225	—
Total Funds	256,735	251,867	4,868
Common stock	322	322	—
Total investment securities	257,057	252,189	4,868
Derivative assets (Note 4)
Exchange-traded option contracts	4,311	4,311	—
Securities and derivatives owned by partnership investments (Note 5)
Common stocks	53,467	27,899	25,568
Preferred stocks	3,875	3,875	—
Convertible bonds	48,369	—	48,369
Corporate bonds	957	—	957
Money market funds	5,309	5,309	—
Exchange-traded option contracts	87	87	—
Total securities and derivatives owned by partnership investments	112,064	37,170	74,894
Derivative liabilities (Note 4)
Exchange-traded option contracts	(5,475)	(5,475)	—
Total	$393,197	$313,435	$79,762
The fair value of the Company’s long-term debt, which had a total carrying value of $46.0 million at December 31, 2015, was approximately $51.6 million, calculated using discounted cash flows based on the Company's incremental borrowing rates and market inputs for similar bonds. The fair value of the debt was based on Level 2 inputs within the fair value hierarchy. The Company repaid its long-term debt on July 28, 2016 and incurred debt extinguishment costs of $4.9 million, included in non-operating income (loss).
The fair value and carrying value of the Company's contingent consideration at September 30, 2016 and December 31, 2015, was $409,000 and $998,000, respectively. This contingent consideration is associated with the Company's purchase of Phineus Partners LP in 2015, reported in other current and non-current liabilities in the consolidated statements of financial condition. For the three months ended September 30, 2016, the change in the fair value of the contingent consideration is not material, and is included in other income in the consolidated statements of operations. The fair value of the contingent consideration is based on Level 3 unobservable inputs within the fair value hierarchy as it is calculated using certain assumptions regarding business performance and probability of payment.
The carrying value of all other financial instruments approximates fair value due to the short maturities of these financial instruments.
(7)Loans Payable
The Company has access to margin loans for the settlement of option liabilities, as well as an additional source of liquidity. The interest rate that can be charged on margin loans is 1.75% per annum, based on the brokerage firm’s lending rate. These loans are due on demand. The Company had no margin loan balances outstanding at September 30, 2016 and December 31, 2015.

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
During the nine months ended September 30, 2016, the Company granted 2,364,892 RSUs and there were 158,768 RSUs forfeited. The RSUs granted in the first nine months of 2016, included awards to key investment personnel and officers as part of a strategic plan to promote retention and succession planning. During the same period, the Company granted no stock options and there were 299,412 stock options forfeited.
During the nine months ended September 30, 2016, 478,173 RSUs vested with 116,494 units withheld for taxes and 361,679 RSUs converted into an equal number of shares of CAM’s Class A common stock. The total intrinsic value and the fair value of the converted shares was $3.1 million. The total tax benefit realized in connection with the vesting of the RSUs during the nine months ended September 30, 2016 was $412,000, as the Company receives tax benefits based upon the portion of Calamos Investments’ expense that it recognizes.
During the nine months ended September 30, 2016 and 2015, compensation expense recorded in connection with the RSUs and stock options was $5.7 million and $4.7 million, respectively, of which $1.3 million and $1.0 million, respectively, was credited as additional paid-in capital after giving effect to the non-controlling interests. The amount of deferred tax asset created was $467,000 and $382,000 during the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, $21.1 million of total unrecognized compensation expense related to unvested stock option and RSU awards is expected to be recognized over a weighted-average period of 4.0 years.
(9)Non-Operating Income (Loss)
Non-operating income (loss) was comprised of the following components for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Interest income	$58	$49	$194	$138
Interest expense	(238)	(766)	(1,766)	(2,306)
Net interest expense	(180)	(717)	(1,572)	(2,168)

Debt extinguishment costs	(4,867)	—	(4,867)	—

Investment income (loss)	29,542	(11,332)	17,147	(5,565)
Dividend income	605	322	1,663	848
Miscellaneous other income	27	13	64	149
Investment and other income (loss)	30,174	(10,997)	18,874	(4,568)
Non-operating income (loss)	$25,127	$(11,714)	$12,435	$(6,736)

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(10)Income Taxes
Calamos Investments is subject to certain income-based state taxes; therefore, income taxes reflect not only the portion attributed to CAM stockholders but also a portion of income taxes attributable to non-controlling interests.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
(in thousands)
Income tax provision (benefit)	$796	$(46)	$1,715	$1,694
Income tax (provision) benefit attributable to non-controlling interest in Calamos Investments	9	3	(26)	(28)
Income tax provision (benefit) attributable to CAM	805	(43)	1,689	1,666
Net income attributable to CAM	1,167	363	69	2,497
Income before taxes attributable to CAM	$1,972	$320	$1,758	$4,163
CAM’s effective income tax rate	40.8%	(13.4)%	*	40.0%
________________
* Not meaningful
CAM's effective income tax rate was 40.8% for the third quarter of 2016, compared with (13.4)% for the third quarter of 2015. For the first nine months of 2016, CAM's income tax provision was consistent with income before income tax provision attributable to CAM, resulting in an income tax rate that was not meaningful. The income tax provision for the first nine months of 2016 included $964,000 of deferred tax expense related to expired employee stock options and an allowance for employee stock options expected to expire in future periods. As of September 30, 2016, the Company's valuation allowance on this deferred tax asset was $628,000. Excluding the deferred tax valuation allowance and deferred tax expense related to expired employee stock options, CAM's effective income tax rate would be 41.2% for the first nine months of 2016. CAM's effective income tax rate was 40.0% for the first nine months of 2015, a result of $238,000 of deferred tax expense related to expired employee options in the prior year.
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
(11)Earnings Per Share
The following table reflects the calculation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2016	2015	2016	2015
Earnings per share – basic:
Earnings available to common shareholders	$1,167	$363	$69	$2,497
Weighted average shares outstanding	16,751,609	17,316,823	16,744,592	17,657,669
Earnings per share – basic	$0.07	$0.02	$—	$0.14
Earnings per share – diluted:
Earnings available to common shareholders	$1,167	$363	$69	$2,497
Weighted average shares outstanding	16,751,609	17,316,823	16,744,592	17,657,669
Dilutive impact of restricted stock units	385,628	892,027	350,101	787,855
Weighted average shares outstanding	17,137,237	18,208,850	17,094,693	18,445,524
Earnings per share – diluted	$0.07	$0.02	$—	$0.14
When dilutive, diluted shares outstanding are calculated (a) assuming that Calamos Interests exchanged all of their ownership interest in Calamos Investments and their CAM Class B common stock for shares of CAM’s Class A common stock (the "Exchange")

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

and (b) including the effect of outstanding dilutive equity incentive compensation awards. As of September 30, 2016, and 2015, the impact of the Exchange was anti-dilutive and, therefore, excluded from the calculation of diluted earnings per share.
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
The following table shows the number of shares which were excluded from the computation of diluted earnings per share as they were anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Shares of Class A common stock issuable upon an Exchange of Calamos Interests’ ownership in Calamos Investments*	—	11,665,798	—	11,665,798
Restricted stock units	2,839,205	—	1,965,985	11,874
Stock options	849,073	1,148,485	849,073	1,148,485
Total	3,688,278	12,814,283	2,815,058	12,826,157
* Number of shares calculated with the value of Calamos Investments determined by using the closing price of our shares as of September 30, 2016 ($6.82) and September 30, 2015 ($9.48) as well as assuming said closing prices fully reflect all of CAM's assets; including the application of a 12% discount rate to certain deferred tax assets at each of September 30, 2016 and 2015. The value of Calamos Investments is then multiplied by Calamos Interests' percentage ownership in Calamos Investments, with the result divided by the applicable period-end closing price. See Note 2, Summary of Significant Accounting Policies - Principles of Consolidation, for a description of certain assets owned by CAM.
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

In March 2016, the FASB issued an accounting update related to employee share-based payment accounting. The amendment includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in

CALAMOS ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the financial statements, including: income tax effects of share-based payments, minimum statutory tax withholding requirements and forfeitures. The amendment is effective for annual and interim periods beginning after December 15, 2016. The provisions may be applied using various transition approaches, including prospective, retrospective and modified retrospective. The Company is evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

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
(14)Subsequent Event
The Company has received notice that one account, representing approximately $1.1 billion, or 5%, of our total assets under management at September 30, 2016, will be terminated in the fourth quarter of 2016.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
We are a firm of 335 full-time associates that primarily provides investment advisory services to institutions and individuals, managing and servicing $20.1 billion and $22.5 billion in assets under management as of September 30, 2016 and 2015, respectively. Assets under management do not include assets under advisement of $460 million and $612 million as of September 30, 2016 and 2015, respectively, for which the Company provides model portfolio design and oversight.
Our operating results fluctuate primarily due to changes in the total value and composition of our assets under management. The value and composition of our assets under management are, and will continue to be, influenced by a variety of factors including: purchases and redemptions of shares of open-end funds; net inflows into and withdrawals from separate accounts that we manage; fluctuations in the financial markets around the world that result in appreciation or depreciation of assets under management; and the number and types of our investment strategies and products. We routinely experience inflows and outflows in our assets under management. We have received notice that one account, representing approximately $1.1 billion, or 5%, of our total assets under management at September 30, 2016, will be terminated in the fourth quarter of this year. The expected impact of this termination on annual revenue, if not replaced, is approximately $4.8 million. Based on our current pipeline and preliminary discussions with prospective new accounts, we see the potential to completely replace this lost revenue, starting with expected new awards in the first quarter of 2017.
We market our investment strategies to our clients through a variety of products designed to suit their investment needs. We currently categorize the portfolios that we manage within four investment product types captured in our funds and separate accounts. The following table lists our assets under management by product as of September 30, 2016 and 2015.

	September 30,
(in millions)	2016	2015
Funds
Open-end funds	$10,958	$12,513
Closed-end funds	6,230	6,399
Total funds	17,188	18,912
Separate Accounts
Institutional accounts	1,682	2,525
Managed accounts	1,198	1,017
Total separate accounts	2,880	3,542
Total assets under management	$20,068	$22,454
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
Operating Results
Third Quarter and Nine Months Ended September 30, 2016 Compared with Third Quarter and Nine Months Ended September 30, 2015
Assets Under Management
Assets under management were $20.1 billion and $22.5 billion as of September 30, 2016 and 2015, respectively, and consisted of 86% funds and 14% separate accounts as of September 30, 2016, and 84% funds and 16% separate accounts as of September 30, 2015.

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
(in millions)	2016	2015	Amount	Percent	2016	2015	Amount	Percent
Open-end Funds
Beginning assets under management	$11,221	$13,863	$(2,642)	(19)%	$12,172	$14,790	$(2,618)	(18)%
Sales	543	620	(77)	(12)	1,786	1,919	(133)	(7)
Redemptions	(1,194)	(1,220)	26	2	(3,291)	(3,866)	575	15
Market appreciation (depreciation)	388	(750)	1,138	*	291	(330)	621	*
Ending assets under management	10,958	12,513	(1,555)	(12)	10,958	12,513	(1,555)	(12)
Average assets under management	11,201	13,324	(2,123)	(16)	11,351	14,040	(2,689)	(19)
Closed-end Funds
Beginning assets under management	6,062	6,977	(915)	(13)	6,346	6,211	135	2
Sales	—	10	(10)	*	—	805	(805)	*
Redemptions	—	(29)	29	*	(166)	(29)	(137)	*
Market appreciation (depreciation)	168	(559)	727	*	50	(588)	638	*
Ending assets under management	6,230	6,399	(169)	(3)	6,230	6,399	(169)	(3)
Average assets under management	6,184	6,809	(625)	(9)	6,064	6,694	(630)	(9)
Institutional Accounts
Beginning assets under management	1,729	2,583	(854)	(33)	2,309	1,576	733	47
Sales	2	229	(227)	(99)	183	1,382	(1,199)	(87)
Redemptions	(125)	(93)	(32)	(34)	(784)	(321)	(463)	*
Market appreciation (depreciation)	76	(194)	270	*	(26)	(112)	86	77
Ending assets under management	1,682	2,525	(843)	(33)	1,682	2,525	(843)	(33)
Average assets under management	1,728	2,603	(875)	(34)	1,974	2,306	(332)	(14)
Managed Accounts
Beginning assets under management	1,137	1,009	128	13	1,081	929	152	16
Sales	90	86	4	5	231	227	4	2
Redemptions	(62)	(39)	(23)	(59)	(143)	(119)	(24)	(20)
Market appreciation (depreciation)	33	(39)	72	*	29	(20)	49	*
Ending assets under management	1,198	1,017	181	18	1,198	1,017	181	18
Average assets under management	1,170	1,010	160	16	1,117	987	130	13
Total Assets Under Management
Beginning assets under management	20,149	24,432	(4,283)	(18)	21,908	23,506	(1,598)	(7)
Sales	635	945	(310)	(33)	2,200	4,333	(2,133)	(49)
Redemptions	(1,381)	(1,381)	—	—	(4,384)	(4,335)	(49)	(1)
Market appreciation (depreciation)	665	(1,542)	2,207	*	344	(1,050)	1,394	*
Ending assets under management	20,068	22,454	(2,386)	(11)	20,068	22,454	(2,386)	(11)
Average assets under management	$20,283	$23,746	$(3,463)	(15)%	$20,506	$24,027	$(3,521)	(15)%
________________
* Not meaningful
Fund sales in the third quarter and first nine months of 2016 were primarily due to our alternative, U.S. equity, and global equity strategies, but were not sufficient to overcome the aggregate outflows sustained from redemptions in these strategies. Net redemptions in our funds were $651 million in the third quarter of 2016, compared with net redemptions of $619 million in the third quarter of 2015. Market appreciation in our funds was $556 million in the third quarter of 2016, compared with market depreciation of $1.3 billion in the third quarter of 2015. Net redemptions in our funds of $1.7 billion for the first nine months of 2016, represent an unfavorable change of $500 million from net redemptions of $1.2 billion for the first nine months of 2015. Market appreciation in our funds totaled $341 million in the first nine months of 2016, compared with depreciation of $918 million in the first nine months of 2015.
Separate accounts, which represent accounts we manage for both institutions and individuals, combined net redemptions were $95 million in the third quarter of 2016, compared with net sales of $183 million in the third quarter of 2015. Institutional net redemptions were $123 million in the third quarter of 2016, driven primarily from U.S. equity strategies, compared with net sales of $136 million in the third quarter of 2015. Managed account net sales were $28 million in the third quarter of 2016, compared with net sales of $47 million in the third quarter of 2015. Separate account combined appreciation in the third quarter of 2016 was $109 million, compared with depreciation of $233 million in the third quarter of 2015.
Separate account net redemptions in the first nine months of 2016 were $513 million, compared with net sales of $1.2 billion in the first nine months of 2015. Institutional net redemptions were $601 million in the first nine months of 2016, compared with net sales of $1.1 billion in the first nine months of 2015. Managed account net sales were $88 million in the first nine months of 2016, compared with net sales of $108 million in the first nine months of 2015. Separate account combined appreciation in the first nine months of 2016 was $3 million, compared with depreciation of $132 million in the first nine months of 2015.
Financial Overview

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2016	2015	Amount	Percent	2016	2015	Amount	Percent
(in thousands, except margin)
Operating income	$4,105	$8,627	$(4,522)	(52)%	$10,911	$21,214	$(10,303)	(49)%
Operating margin	8.5%	15.0%	(6.5)%	(43)%	7.5%	12.1%	(4.6)%	(38)%
Net income attributable to Calamos Asset Management, Inc.	$1,167	$363	$804	*	$69	$2,497	$(2,428)	(97)%
________________
* Not meaningful
Operating income for the third quarter of 2016 was $4.1 million, compared with $8.6 million for the third quarter of 2015. Operating margin for the third quarter of 2016 decreased to 8.5% from 15.0% for the third quarter of 2015. The decrease in both operating income and operating margin for the third quarter of 2016 was primarily due to the decrease in investment management fees. Operating income for the first nine months of 2016 decreased to $10.9 million from $21.2 million for the same period a year ago. Operating margin was 7.5% for the first nine months of 2016, compared with 12.1% for the first nine months of 2015. The decrease in both operating income and operating margin for the first nine months of 2016 was primarily attributable to the decrease in investment management fees, partially offset by the closed-end fund launch expenses of $11.5 million in the prior year.
Revenues
Total revenues decreased by $9.3 million, or 16%, to $48.3 million for the third quarter of 2016 from $57.6 million for the third quarter of 2015. Total revenues decreased by $30.3 million, or 17%, to $145.1 million for the first nine months of 2016, from $175.4 million for the first nine months of 2015. The decrease was primarily due to lower investment management fees and distribution and underwriting fees.

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
(in thousands)	2016	2015	Amount	Percent	2016	2015	Amount	Percent
Investment management fees	$39,725	$46,738	$(7,013)	(15)%	$118,725	$141,648	$(22,923)	(16)%
Distribution and underwriting fees	8,055	10,264	(2,209)	(22)%	24,764	31,858	(7,094)	(22)%
Other	537	616	(79)	(13)%	1,603	1,880	(277)	(15)%
Total revenues	$48,317	$57,618	$(9,301)	(16)%	$145,092	$175,386	$(30,294)	(17)%
Investment management fees decreased by15% in the third quarter of 2016 compared with the third quarter of 2015, which was primarily due to a $3.5 billion, or 15%, decrease in average assets under management for the same period. Investment management fees from open-end funds decreased by 20% to $20.7 million for the third quarter of 2016, from $25.8 million for the third quarter of 2015, driven by a 16% decrease in average open-end fund assets. Investment management fees from our closed-end funds decreased by 9% to $14.4 million for the third quarter of 2016, from $15.9 million for the third quarter of 2015, due to a 9% decrease in average closed-end fund assets. Investment management fees from our separately managed accounts decreased by 8% to $4.3 million for the third quarter of 2016, from $4.6 million for the third quarter of 2015, due to a 20% decrease in average separately managed accounts assets under management. Investment management fees that we earned as a percentage of average assets under management for the third quarter of 2016 were 0.78%, compared with 0.77% for the third quarter of 2015. Investment management fees from assets under advisement for which we provide model portfolio design and oversight were $320,000 for the third quarter of 2016, compared with $475,000 for the third quarter of 2015. Investment management fees that we earned for assets under advisement for the third quarter of 2016 and 2015 were 0.30%.
Investment management fees decreased by 16% in the first nine months of 2016 compared with the first nine months of 2015, which was primarily due to a $3.5 billion, or 15%, decrease in average assets under management for the same period. Investment management fees from open-end funds decreased by 22% to $62.5 million for the first nine months of 2016, from $80.6 million for the first nine months of 2015, driven by a 19% decrease in average open-end fund assets. Investment management fees from our closed-end funds decreased by 9% to $42.1 million for the first nine months of 2016, from $46.1 million for the first nine months of 2015, due to a 9% decrease in average closed-end fund assets. Investment management fees from our separately managed accounts decreased by 4% to $12.9 million for the first nine months of 2016, from $13.4 million for the first nine months of 2015, due to a 6% decrease in average separately managed accounts assets under management. Investment management fees that we earned as a percentage of average assets under management for the first nine months of 2016 were 0.77%, compared with 0.78% for the first nine months of 2015. Investment management fees from assets under advisement for which we provide model portfolio design and oversight were $1.2 million for the first nine months of 2016, compared with $1.5 million for the first nine months of 2015. Investment management fees that we earned for assets under advisement for the first nine months of 2016 and 2015 were 0.30%.
Distribution and underwriting fees decreased by 22%, or $2.2 million, to $8.1 million for the third quarter of 2016. Distribution and underwriting fees decreased by 22%, or $7.1 million, to $24.8 million for the first nine months of 2016, compared with the first nine months of 2015. The decrease was primarily due to a shift in open-end fund assets from Class A, B and C shares to Class I shares. More open-end fund investors are choosing to compensate their financial advisors through fee-based models, increasing the demand for and a shift towards our Class I shares. Because we do not collect distribution fees from Class I shares, our distribution revenue has decreased with this shift in assets. For the third quarter and first nine months of 2016, average open-end fund assets decreased by 16% and 19%, respectively, across most share classes, compared with the third quarter and first nine months of 2015. The decrease in average open-end fund assets when compared with the prior year period is largely due to net redemptions in our U.S. equity and alternative strategies.
Operating Expenses
Operating expenses decreased by $4.8 million and $20.0 million for the third quarter and first nine months of 2016, respectively, from the third quarter and first nine months of 2015. The third quarter of 2016 reflected decreases in distribution expenses, general and administrative, marketing and sales promotion expenses, and employee compensation and benefits expenses. For the first nine months of 2016 decreases in marketing and sales promotion expenses, distribution expenses, and general and administrative expenses were offset by an increase in employee compensation and benefits expenses. The first nine months of 2015 included $11.5 million of expenses related to the launch of a new closed-end fund, comprised of $10.0 million of marketing and sales promotion expenses and $1.5 million of employee compensation and benefits expenses.

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
(in thousands)	2016	2015	Amount	Percent	2016	2015	Amount	Percent
Employee compensation and benefits	$23,679	$23,891	$(212)	(1)%	$73,096	$70,613	$2,483	4%
Distribution expenses	8,008	10,172	(2,164)	(21)%	24,760	31,178	(6,418)	(21)%
Marketing and sales promotion	3,419	4,063	(644)	(16)%	9,330	21,798	(12,468)	(57)%
General and administrative	9,106	10,865	(1,759)	(16)%	26,995	30,583	(3,588)	(12)%
Total operating expenses	$44,212	$48,991	$(4,779)	(10)%	$134,181	$154,172	$(19,991)	(13)%
Employee compensation and benefits expenses decreased by $212,000 and increased by $2.5 million for the third quarter and first nine months of 2016, respectively, when compared with the third quarter and first nine months of 2015. The decrease in the third quarter of 2016 is primarily due to lower incentive compensation expenses. The increase in the first nine months of 2016 is primarily due to increases in equity compensation expenses, offset by decreases in salary and related benefits expenses and incentive compensation expenses. The increase in equity compensation expenses for the first nine months of 2016 is primarily a result of short-term and long-term equity awards to key investment personnel and officers. These awards are part of a strategic plan to promote retention and succession planning. The first nine months of 2015 included incentive compensation expenses related to the launch of a new closed-end fund.
Distribution expenses decreased by $2.2 million and $6.4 million for the third quarter and first nine months of 2016, respectively, when compared with the third quarter and first nine months of 2015. The decreases are primarily due to a shift of average open-end fund assets to Class I shares which do not result in distribution expenses.

Marketing and sales promotion expenses decreased by $644,000 and $12.5 million for the third quarter and first nine months of 2016, respectively, when compared with the third quarter and first nine months of 2015. The decrease in the third quarter of 2016 is primarily due to lower reimbursements of fund operating expenses that are above the expense cap, and lower supplemental distribution payments to distribution intermediaries. The decrease in the first nine months of 2016 is largely the result of the launch of a new closed-end fund in the first quarter of 2015, lower reimbursements of fund operating expenses that are above the expense cap, and lower supplemental distribution payments to distribution intermediaries.
General and administrative expenses decreased by $1.8 million and $3.6 million for the third quarter and first nine months of 2016, respectively, when compared with the third quarter and first nine months of 2015. The decrease in the third quarter of 2016 is primarily due to lower professional services expenses and travel and entertainment expenses. The decrease in the first nine months of 2016 is due to reductions in professional services expenses, travel and entertainment expenses, occupancy-related costs, and depreciation expenses.
Non-Operating Activities, Net of Redeemable Non-controlling Interest in Consolidated Funds and Partnership Investments
Non-operating income (loss), net of redeemable non-controlling interest in consolidated funds and partnership investments increased by $11.8 million and $941,000 for the third quarter and first nine months of 2016, respectively, when compared with the third quarter and first nine months of 2015. The increase in the third quarter of 2016 included an increase in investment income of $40.9 million offset by an increase in net income attributable to redeemable non-controlling interest in consolidated funds and partnership investments of $25.0 million and $4.9 million in debt extinguishment costs related to the repayment of long-term debt on July 28, 2016. The increase in the first nine months of 2016, compared with the first nine months of 2015, was due to increases in investment income of $22.7 million and dividend income of $815,000, and a decrease in interest expense of $596,000, offset by an increase in net income attributable to redeemable non-controlling interest in consolidated funds and partnership investments of $18.2 million and $4.9 million in debt extinguishment costs related to the repayment of long-term debt. The increase in investment income for the nine months ended September 30, 2016, when compared with the same period in 2015, was mainly due to the consolidation of funds from the adoption of a new accounting pronouncement and realized and unrealized gains from investment securities offset by option contract losses within the Company's investment portfolio.
The following table summarizes our non-operating activities, net of redeemable non-controlling interest in consolidated funds and partnership investments for the third quarter and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2016	2015	Change	2016	2015	Change
Interest income	$58	$49	$9	$194	$138	$56
Interest expense	(238)	(766)	528	(1,766)	(2,306)	540
Net interest expense	(180)	(717)	537	(1,572)	(2,168)	596

Debt extinguishment costs	(4,867)	—	(4,867)	(4,867)	—	(4,867)

Investment income (loss)	29,542	(11,332)	40,874	17,147	(5,565)	22,712
Dividend income	605	322	283	1,663	848	815
Miscellaneous other income	27	13	14	64	149	(85)
Investment and other income (loss)	30,174	(10,997)	41,171	18,874	(4,568)	23,442
Non-operating income (loss), GAAP basis	25,127	(11,714)	36,841	12,435	(6,736)	19,171
Net (income) loss attributable to redeemable non-controlling interest in consolidated funds and partnership investments	(20,706)	4,298	(25,004)	(16,486)	1,744	(18,230)
Non-operating income (loss), net of redeemable non-controlling interest in consolidated funds and partnership investments, non-GAAP basis (1)	$4,421	$(7,416)	$11,837	$(4,051)	$(4,992)	$941
________________

(1)
Non-operating income (loss), net of redeemable non-controlling interest in consolidated funds and partnership investments is a non-GAAP financial measure. Management believes this measure provides comparability of this information among reporting periods and is an effective measure for reviewing the Company’s non-operating contribution to its results.

The following table provides a summary of the returns that we generated from our corporate investment portfolio. This table combines the investment and dividend income as reported in our consolidated statements of operations with the change in fair value of our investment securities that are recorded in accumulated other comprehensive income (loss), a component of equity, for the third quarter and nine months ended September 30, 2016:

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
(in thousands)	Non-Operating Income (Loss), net	Change in Accumulated Other Comprehensive Income (Loss)	Total	Non-Operating Income (Loss), net	Change in Accumulated Other Comprehensive Income (Loss)	Change in Retained Earnings due to Consolidation of Funds	Total
Funds and common stock	$28,147	$1,205	$29,352	$20,672	$(5,772)	$8,476	$23,376
Partnership investments	5,134	—	5,134	4,893	—	—	4,893
Equity option contracts	(3,739)	—	(3,739)	(8,418)	—	—	(8,418)
Investment income (loss)	29,542	1,205	30,747	17,147	(5,772)	8,476	19,851
Dividend income	605		605	1,663			1,663
Redeemable non-controlling interest in consolidated funds and partnership investments	(20,706)		(20,706)	(16,486)			(16,486)
Investment portfolio results	$9,441		$10,646	$2,324			$5,028
Less: Non-controlling interest in Calamos Investments LLC		(937)			4,491
Deferred income taxes		(99)			474
Change in accumulated other comprehensive income (loss)		$169			$(807)
Our investment portfolio returned $10.6 million, or 4.4%, and $5.0 million, or 1.9%, in the third quarter and first nine months of 2016, respectively. For the third quarter and first nine months of 2016, the results primarily reflect unrealized gains from investment securities, net of redeemable non-controlling interest in consolidated funds and partnership investments, offset with option contract losses. Retained earnings was impacted by the consolidation of funds related to the adoption of a new accounting pronouncement, resulting in an $8.5 million change in accumulated other comprehensive income (loss) for the first nine months of 2016, which was adjusted in the table above when computing investment portfolio results.
Income Tax Provision
Calamos Investments LLC (“Calamos Investments”) is subject to certain income-based state taxes; therefore, income taxes reflect not only the portion attributed to us but also income taxes attributable to non-controlling interests. CAM's effective income tax rate for the third quarter of 2016 was approximately 40.8%, compared with (13.4)% for the third quarter of 2015. CAM's income tax provision for the first nine months of 2016 was consistent with income tax provision attributable to CAM, resulting in an income tax rate that was not meaningful. The income tax provision for the first nine months of 2016 included $964,000 of deferred tax expense related to expired employee stock options and an allowance for employee stock options expected to expire in future periods. As of September 30, 2016, the Company's valuation allowance on this deferred tax asset was $628,000. Excluding the deferred tax valuation allowance and deferred tax expense related to expired employee stock options, CAM's effective income tax rate would be 41.2% for the first nine months of 2016. CAM's income tax rate was 40.0% for the first nine months of 2015, a result of $238,000 of deferred tax expense related to expired employee stock options in the prior year.
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
Net income
Net income attributable to CAM was $1.2 million and $69,000 for the third quarter and first nine months of 2016, respectively, compared with $363,000 and $2.5 million for the third quarter and first nine months of 2015. Non-GAAP net income attributable to CAM was $2.5 million and $6.4 million for the third quarter and first nine months of 2016, respectively, compared with $3.3 million and $10.4 million for the third quarter and first nine months of 2015. See "Supplemental Non-GAAP Financial Measures" below for descriptions of non-GAAP financial measures and a reconciliation of non-GAAP financial measures to GAAP financial measures.

Supplemental Non-GAAP Financial Measures
We provide investors with certain adjusted, non-GAAP financial measures including non-GAAP operating income, non-GAAP operating margin, non-GAAP net income attributable to CAM and non-GAAP diluted earnings per share. These non-GAAP financial measures are provided to supplement the consolidated financial statements presented on a GAAP basis. These non-GAAP financial measures adjust GAAP financial measures to include the tax benefit from the amortization of deferred taxes on intangible assets, and to exclude closed-end fund launch expenses, net of taxes, and CAM’s non-operating (income) loss, net of taxes. We believe these adjustments are appropriate to enhance an overall understanding of our operating financial performance, as well as to facilitate comparisons with our historical earnings results. These adjustments to our GAAP results are made with the intent of providing investors a more complete understanding of our underlying earnings results and trends and our marketplace performance. In addition, these non-GAAP financial measures are among the primary indicators management uses as a basis of managing our business.
The presentation of this additional information is not meant to be considered in isolation or as a substitute for the directly comparable financial measures prepared in accordance with GAAP. Investors should review the reconciliations of the non-GAAP financial measures to their most directly comparable GAAP financial measures as provided in the tables below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
(in thousands)
GAAP operating income	$4,105	$8,627	$10,911	$21,214
Adjustment:
Closed-end fund launch expenses	—	—	—	11,544
Non-GAAP operating income	$4,105	$8,627	$10,911	$32,758

Total revenues	$48,317	$57,618	$145,092	$175,386

GAAP operating margin	8.5%	15.0%	7.5%	12.1%
Non-GAAP operating margin	8.5%	15.0%	7.5%	18.7%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
(in thousands, except per share data)
GAAP net income attributable to CAM	$1,167	$363	$69	$2,497
Adjustments:
Deferred tax amortization on intangible assets(1)	1,979	1,979	5,937	5,937
Closed-end fund launch expenses, net of taxes(2)	—	—	—	1,615
Non-operating (income) loss, net of taxes	(668)	1,005	419	346
Non-GAAP net income attributable to CAM	$2,478	$3,347	$6,425	$10,395
Diluted - Weighted average shares outstanding	17,137,237	18,208,850	17,094,693	18,445,524
Diluted earnings per share	$0.07	$0.02	$—	$0.14
Non-GAAP diluted earnings per share	$0.14	$0.18	$0.38	$0.56
________________
(1) For the first nine months of 2016, the deferred tax amortization on intangible assets, the realization of which is not reflected in our consolidated statements of operations, resulted in cash savings of approximately $1.2 million during the period and the creation of a federal net operating loss carryforward benefit of approximately $4.7 million which can be utilized in future years, to the extent of net income, to offset the Company's income taxes payable. See Note 17, Income Taxes, to the audited consolidated financial statements included in Item 8., Financial Statements and Supplemental Data included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

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
The deferred tax assets from the Section 754 election allows for a quarterly reduction of $2.0 million in current and future income taxes owed by us, to the extent that a tax payable exists during the quarter. To the extent that the deferred tax asset exceeds net income, a federal net operating loss carryforward is created. The cash savings and any resulting net operating loss carryforward accrue solely for the benefit of the shareholders of CAM’s common stock. We believe that adjusting this item from the calculation of the above non-GAAP items can be a useful measure in allowing investors to see our performance. Closed-end fund launch expenses, net of taxes, are excluded because revenue associated with these expenses will not fully impact results until future periods. Non-operating (income) loss is excluded from the above non-GAAP items as it can distort comparisons between periods. As noted above, we believe that measures excluding these items are useful in analyzing operating trends and allows for more comparability between periods, which may be useful to investors.
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
The following table summarizes our principal sources of liquidity as of September 30, 2016 and December 31, 2015:

(in thousands)	September 30, 2016	December 31, 2015	Increase (Decrease)
Cash and cash equivalents	$76,550	$104,717	$(28,167)
Investment securities	57,960	257,057	(199,097)
Derivatives, net	(8,582)	(1,164)	(7,418)
Consolidated funds and partnership investments, net of liabilities and redeemable non-controlling interests	194,766	34,730	160,036
Total corporate investment portfolio	$320,694	$395,340	$(74,646)
We utilize a hedging strategy using exchange-traded equity option contracts as an economic hedge to reduce downside risk and price volatility of the total portfolio value. This strategy allows us the flexibility to continue to provide seed capital for the development of new products when necessary, while seeking to help reduce risk.

On July 28, 2016, Calamos Investments repaid the balance of $46.0 million of long-term debt and incurred debt extinguishment costs of $4.9 million, included in non-operating income (loss). The notes were repaid out of cash on hand and the proceeds from an increase in the short term, interest-bearing loan from CAM.
As of September 30, 2016, Calamos Investments had a $45.0 million short-term, interest-bearing loan from CAM to fund new seed investments and to provide excess liquidity.
The following table summarizes key data relating to our liquidity and capital resources:

(in thousands)	September 30, 2016	December 31, 2015
Statements of financial condition data:
Cash and cash equivalents	$76,550	$104,717
Receivables	14,961	17,767
Investment securities and derivatives, net	49,378	255,893
Consolidated funds and partnership investments, net of liabilities and redeemable non-controlling interests	194,766	34,730
Deferred tax assets, net	37,022	38,304
Long-term debt	—	45,955
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
Cash flows for the nine months ended September 30, 2016 and 2015 are shown below.

	Nine Months Ended September 30,
(in thousands)	2016	2015
Cash flow data:
Net cash provided by operating activities	$16,530	$21,859
Net cash provided by investing activities	44,529	89,197
Net cash used in financing activities	(89,226)	(53,588)
Net cash provided by operating activities totaled $16.5 million for the nine months ended September 30, 2016. These net cash flows are primarily attributable to investment management and distribution and underwriting fees generated by core business activities, partially offset by staff, distribution, and other operating expenses.
Net cash provided by investing activities totaled $44.5 million for the nine months ended September 30, 2016. The net cash provided by investing activities primarily represents net cash inflows as a result of proceeds from sales of investments of $35.5 million, and distributions from consolidated funds and partnership investments of $39.4 million, partially offset by cash outflows of $15.1 million of seed capital to help expand our product offering, $7.9 million of contributions to consolidated funds and partnership investments, and $4.4 million related to the purchase of common shares of a Calamos-sponsored closed-end fund.
Net cash used in financing activities totaled $89.2 million for the nine months ended September 30, 2016, and primarily represents the repayment of long-term debt of $46.0 million and the pro rata equity and income tax distributions paid by Calamos Investments to our non-controlling interests of $26.1 million. Net cash used in financing activities was also due to cash dividends paid to common stockholders of $7.5 million, debt extinguishment costs of $4.9 million, and Calamos Investments' repurchase of $4.7 million in Class A common stock as a result of our stock repurchase program. Finally, we expect cash flows from financing activities to change with tax distributions based on the levels of income that the Company generates.
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
Critical Accounting Policies and Estimates
Our significant accounting policies are summarized in note 2 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015. A complete discussion of critical accounting policies is included in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2015. Given the impact the implementation of the new consolidation accounting guidance on January 1, 2016 has had on our consolidated financial statements, we now consider our consolidation policy one of the policies that are most critical to the preparation and understanding of our consolidated financial statements. Our consolidation policy is discussed in Note 2, Summary of Significant Accounting Policies. There were no other significant changes in our significant accounting policies or critical accounting policies during the nine months ended September 30, 2016.
Other Information - Market Capitalization
Calamos Investments is owned (a) 22.2% by CAM, and (b) 77.8% by Calamos Interests. As of September 30, 2016, CAM holds two groups of assets: (1) CAM’s 22.2% ownership interest in Calamos Investments and (2) primarily cash and cash equivalents, investment securities, income tax receivables, net deferred tax assets, and a loan receivable from Calamos Investments. CAM presents the entire operations of Calamos Investments with its own in the consolidated financial statements. Calamos Interests’ 77.8% ownership in Calamos Investments is presented as a non-controlling interest in the consolidated financial statements.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
An analysis of our market risk was included in our Annual Report on Form 10-K for the year ended December 31, 2015. There were no material changes to the Company’s market risk during the nine months ended September 30, 2016.

Item 4. Controls and Procedures
Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2016, and has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
There were no changes in the Company’s internal control over financial reporting that occurred during the third quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES
On November 13, 2014, the Company announced a repurchase of up to an additional 3 million shares of the Company's outstanding Class A Common Stock primarily to continue to manage the dilution from share issuances under the Company’s incentive compensation plan. Common stock purchased under the share repurchase program are by Calamos Investments LLC and not directly for the individual, personal accounts of John P. Calamos, Sr. There were no share repurchases during the quarter ended September 30, 2016.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3(i)(a)
Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3(i) to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2009 File No. 000-51003).

3(i)(b)
Amendment of the Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3(i)(b) to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2016 File No. 000-51003).

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

4.2
Amendment to Stockholders' Agreement, dated as of July 26, 2016, by Registrant (incorporated by reference to Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2016 File No. 000-51003).

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

CALAMOS ASSET MANAGEMENT, INC.
(Registrant)

Date:	November 4, 2016	By: /s/ Thomas E. Herman
Name: Thomas E. Herman
Title: Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)